Form 10-Q
period 1996-06-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1996-08-13
CIK 1007330

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                      OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM                 TO
                                              ---------------    ---------------

                         COMMISSION FILE NUMBER 0-28000

                             ---------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                   GEORGIA                                      58-2213805
(State or other jurisdiction of incorporation      (I.R.S. Employer Identification No.)
               or organization)

                            2300 WINDY RIDGE PARKWAY
                                SUITE 100 NORTH
                          ATLANTA, GEORGIA 30339-8426
                                 (770) 955-3815
   (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /X/     No / /

     The number of outstanding shares of the issuer's class of capital stock as of August 9, 1996, the latest practicable date, was as follows: 17,621,152 shares of Common Stock, no par value.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.    Financial Information
           Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets --
                June 30, 1996 and December 31, 1995...................................       1
             Condensed Consolidated Statements of Operations --
                Three and six month periods ended June 30, 1996 and June 30, 1995.....       2
             Condensed Consolidated Statements of Cash Flows --
                Six months ended June 30, 1996 and June 30, 1995......................       3
             Notes to Condensed Consolidated Financial Statements.....................       4
           Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................       7
PART II.   Other Information..........................................................      10

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                          JUNE 30,   DECEMBER 31,
                                                                            1996         1995
                                                                          --------   ------------
                                             ASSETS
Current assets:
  Cash and cash equivalents (including reverse repurchase agreements of
     $13.6 million at June 30, 1996 -- note F)..........................  $ 17,612     $    642
  Receivables:
     Billed contract receivables........................................     2,979        3,203
     Unbilled contract receivables......................................    22,553       15,960
     Employee advances..................................................     1,121          560
                                                                           -------      -------
          Total receivables.............................................    26,653       19,723
                                                                           -------      -------
  Prepaid expenses and other current assets.............................       640          302
                                                                           -------      -------
          Total current assets..........................................    44,905       20,667
                                                                           -------      -------
Property and equipment:
  Computer and other equipment..........................................     4,113        2,697
  Furniture and fixtures................................................       988          615
  Leasehold improvements................................................       950          117
                                                                           -------      -------
                                                                             6,051        3,429
  Less accumulated depreciation and amortization........................     1,386          918
                                                                           -------      -------
                                                                             4,665        2,511
                                                                           -------      -------
Noncompete agreements, less accumulated amortization....................     5,026        5,543
Deferred loan costs, less accumulated amortization......................        --          867
Goodwill, less accumulated amortization.................................       432          472
Other assets............................................................       778          208
                                                                           -------      -------
                                                                          $ 55,806     $ 30,268
                                                                           =======      =======
                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable to bank..................................................  $     --     $  1,763
  Current installments of long-term debt................................        47        2,522
  Accounts payable and accrued expenses.................................     1,854        1,504
  Accrued payroll and related expenses..................................    12,363        7,836
                                                                           -------      -------
          Total current liabilities.....................................    14,264       13,625
Long-term debt, excluding current installments..........................       711       17,629
Loans from shareholders.................................................        --        1,075
Deferred compensation...................................................     1,310        1,036
Deferred income taxes (note C)..........................................     4,005          305
                                                                           -------      -------
          Total liabilities.............................................    20,290       33,670
                                                                           -------      -------
Shareholders' equity (deficit) -- (note B):
  Preferred stock, no par value. Authorized 1,000,000 shares; no shares
     issued or outstanding in 1996......................................        --           --
  Common stock, no par value; stated value $.001 per share. Authorized
     60,000,000 shares; issued and outstanding 17,621,152 in 1996.......        18           58
  Additional paid-in capital............................................    33,940       (1,108)
  Cumulative translation adjustments....................................         3          (51)
  Retained earnings (accumulated deficit)...............................     1,555       (2,301)
                                                                           -------      -------
          Total shareholders' equity (deficit)..........................    35,516       (3,402)
                                                                           -------      -------
                                                                          $ 55,806     $ 30,268
                                                                           =======      =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         ------------------    ------------------
                                                          1996       1995       1996       1995
                                                         -------    -------    -------    -------
Revenues...............................................  $17,963    $12,999    $33,578    $23,721
Cost of revenues.......................................    9,480      6,867     18,103     13,529
Selling, general and administrative expenses...........    6,040      4,430     12,071      8,435
                                                         -------    -------    -------    -------
  Operating income.....................................    2,443      1,702      3,404      1,757
Interest income (expense), net.........................      106       (389)      (389)      (610)
                                                         -------    -------    -------    -------
  Earnings before income taxes.........................    2,549      1,313      3,015      1,147
Income taxes (note C)..................................      994        305      4,694        305
                                                         -------    -------    -------    -------
  Net earnings (loss)..................................  $ 1,555    $ 1,008    $(1,679)   $   842
                                                         =======    =======    =======    =======
Pro Forma information:
  Historical earnings before income taxes..............  $ 2,549    $ 1,313    $ 3,015    $ 1,147
  Pro forma income taxes -- (note C)...................      994        512      1,176        447
                                                         -------    -------    -------    -------
     Pro forma net earnings............................  $ 1,555    $   801    $ 1,839    $   700
                                                         =======    =======    =======    =======
  Pro forma earnings per common and common equivalent
     share (note D)....................................  $   .09    $   .05    $   .12    $   .05
                                                         =======    =======    =======    =======
  Weighted average common and common equivalent shares
     outstanding.......................................   18,268     14,948     16,703     14,948
                                                         =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
Cash flows from operating activities:
  Net earnings (loss)....................................................  $(1,679)    $   842
  Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation and amortization.......................................    1,100         887
     Deferred compensation expense.......................................      274         184
     Deferred income taxes...............................................    3,700         305
     Foreign translation adjustments.....................................       54           7
     Changes in assets and liabilities, net of effects of acquisition:
       Receivables.......................................................   (6,930)     (3,504)
       Prepaid expenses and other current assets.........................     (338)        (73)
       Other assets......................................................     (581)        (54)
       Accounts payable and accrued expenses.............................      350         316
       Accrued payroll and related expenses..............................    4,527       2,329
                                                                           --------     --------
          Net cash provided by operating activities......................      477       1,239
                                                                           --------     --------
Cash flows from investing activities:
  Purchases of property and equipment....................................   (2,637)       (774)
  Acquisition of Fial & Associates, Inc. (note E)........................       --        (550)
                                                                           --------     --------
          Net cash used in investing activities..........................   (2,637)     (1,324)
                                                                           --------     --------
Cash flows from financing activities:
  Net decrease in note payable to bank...................................   (1,763)         --
  Proceeds from issuance of long-term debt...............................       --      12,700
  Proceeds from loans from shareholders..................................    2,600          --
  Repayment of long-term debt............................................   (7,117)       (983)
  Repayment of loans from shareholders...................................   (3,675)       (599)
  Payment of deferred loan costs.........................................       --      (1,000)
  Capital contributions, net.............................................   33,961          --
  Dividends and distributions............................................   (4,876)    (10,687)
                                                                           --------     --------
          Net cash provided by (used in) financing activities............   19,130        (569)
                                                                           --------     --------
          Net change in cash and cash equivalents........................   16,970        (654)
Cash at beginning of period..............................................      642       1,284
                                                                           --------     --------
Cash and cash equivalents at end of period...............................  $17,612     $   630
                                                                           ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Interest............................................................  $ 1,091     $   137
                                                                           --------     --------
     Income taxes........................................................  $   164     $    --
                                                                           ========     ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated March 26, 1996, and issued in connection with the Company's initial public offering of 4.6 million shares of its common stock (the "Prospectus").

NOTE B -- INITIAL PUBLIC OFFERING

     The Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission on March 26, 1996, and public trading in the registered shares commenced March 27, 1996. The initial public offering consisted of 4.6 million shares priced at $11 per share with the Company selling 3.4 million newly issued shares and certain selling shareholders selling 1.2 million existing shares.

     On April 18, 1996, the Company received notification from its initial public offering underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 690,000 shares of Company common stock. All of these shares were then sold to the underwriting syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

NOTE C -- INCOME TAXES

     The Company's predecessors (prior to March 28, 1996) consisted primarily of Subchapter S corporations and a partnership. As such, the federal and state income taxes with regard to these entities historically have been the responsibility of the respective shareholders and partners. The results of operations for all periods presented which include operations prior to April 1, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined rate of 39% as if the Company's predecessors had been C corporations throughout such periods.

     In the second quarter of 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in the second quarter of 1995 and $3.7 million in the first quarter of 1996 for cumulative deferred income taxes.

     Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are adjusted for the affects of changes in tax laws and rates on

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES the date of enactment. A summary of the components of deferred tax liabilities and assets at March 31, 1996 follows:

    Deferred tax liabilities:
      Receivables...............................................................  $8,537
      Accelerated depreciation for tax purposes.................................     195
      Goodwill..................................................................     176
      Other.....................................................................     355
                                                                                  ------
              Gross deferred tax liabilities....................................  $9,263
                                                                                  ------
    Deferred tax assets:
      Accrued payroll and related expenses......................................  $3,938
      Accounts payable and accrued expenses.....................................     634
      Deferred compensation.....................................................     453
      Noncompete agreements.....................................................     233
                                                                                  ------
              Gross deferred tax assets.........................................  $5,258
                                                                                  ------
              Net deferred tax liabilities......................................  $4,005
                                                                                  ======

     No valuation allowances were deemed necessary since all deductible temporary differences will be utilized primarily against reversals of taxable temporary differences.

NOTE D -- PRO FORMA EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     For all periods prior to April 1, 1996, pro forma earnings per common and common equivalent share has been computed by dividing the pro forma net earnings, which gives effect to pro forma income taxes, by the weighted average number of common and common equivalent shares outstanding during the period, after giving effect to the reorganization enacted at the time of the Company's March 1996 initial public offering. (See note 15 on page F-17 of the Prospectus for the various components of the reorganization). For purposes of determining the weighted average number of common and common equivalent shares for all periods prior to April 1, 1996, the Company has followed required supplementary guidance contained in Securities and Exchange Commission Staff Accounting Bulletin Topic 4D and has treated all common shares, warrants, options and convertible debentures issued within one year prior to its initial public offering as exercised and outstanding, using the treasury stock method, regardless if the effect were antidilutive. In addition, the aforementioned computation includes the equivalent number of common shares derived from dividing the distributions payable by $11.00 per share.

     For the quarter ended June 30, 1996, the weighted average number of common and common equivalent shares has been derived pursuant to requirements of Accounting Principles Board Opinion No. 15, Earnings per Share. Fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE E -- ACQUISITION

     Effective January 1, 1995, the Company acquired certain assets of Fial & Associates, Inc. (Fial). The transaction was accounted for under the purchase method of acquisition accounting. Accordingly, the Company's condensed consolidated financial statements for the three and six month periods ended June 30, 1996 and 1995 include the operating results of Fial throughout such periods.

NOTE F -- CASH EQUIVALENTS

     Cash equivalents at June 30, 1996 consisted of a $13.6 million reverse repurchase agreement with NationsBank, N.A. which was fully collateralized by United States of America Treasury Notes in the

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES possession of such bank. The reverse repurchase agreement in effect on June 30, 1996 matured and was settled on July 1, 1996.

     The Company does not intend to take possession of collateral securities on future reverse repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the reverse repurchase agreement amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of revenues.

                                                                  THREE MONTHS
                                                                     ENDED           SIX MONTHS
                                                                    JUNE 30,       ENDED JUNE 30,
                                                                 --------------    --------------
                                                                 1996     1995     1996     1995
                                                                 -----    -----    -----    -----
HISTORICAL
  Revenues.....................................................  100.0%   100.0%   100.0%   100.0%
  Cost of revenues.............................................   52.8     52.8     53.9     57.0
  Selling, general and administrative expenses.................   33.6     34.1     35.9     35.6
                                                                 -----    -----    -----    -----
          Operating income.....................................   13.6     13.1     10.2      7.4
  Interest income (expense), net...............................     .6     (3.0)    (1.2)    (2.6)
                                                                 -----    -----    -----    -----
          Earnings before income taxes.........................   14.2     10.1      9.0      4.8
  Income taxes.................................................    5.5      2.3     14.0      1.3
                                                                 -----    -----    -----    -----
          Net earnings (loss)..................................    8.7%     7.8%    (5.0)%    3.5%
                                                                 =====    =====    =====    =====
PRO FORMA
  Historical earnings before income taxes......................   14.2%    10.1%     9.0%     4.8%
  Pro forma income taxes.......................................    5.5      3.9      3.5      1.9
                                                                 -----    -----    -----    -----
          Pro forma net earnings...............................    8.7%     6.2%     5.5%     2.9%
                                                                 =====    =====    =====    =====

  Three and Six Month Periods Ended June 30, 1996 compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 38.2% to $18 million for the second quarter of 1996, up from $13 million in the second quarter of 1995. For the six months ended June 30, 1996, revenues were $33.6 million, or 41.6% higher than $23.7 million achieved in the corresponding period of 1995.

     Domestic revenues were $14.6 million in the second quarter of 1996, up 27.5% from $11.4 million in the second quarter of 1995. For the first six months of 1996, domestic revenues were $27.6 million, an increase of 33.0% over $20.7 million during the comparable period in 1995. Effective January 1, 1995, the Company acquired a domestic competitor, Fial & Associates, Inc. (Fial). Although the Company gained the benefit of revenues from former Fial clients during the first half of both 1995 and 1996, domestic revenues for the first half of 1995 were constrained by considerable efforts expended to integrate the Fial operations into the Company which detracted from revenue producing activities. Accordingly, a significant portion of domestic revenue growth during the three and six month periods ended June 30, 1996, as compared to the corresponding periods of 1995, was attributable to increased audit productivity across most domestic client engagements.

     International revenues were $3.4 million in the second quarter of 1996, up 114.8% from $1.6 million in the second quarter of 1995. For the first six months of 1996, international revenues were $6 million, a 100.0% increase over $3 million during the comparable period in 1995. International revenue increases for the 1996 periods over the corresponding periods in 1995 were attributable primarily to new clients. Company operations in almost all international markets experienced similar rates of revenue growth during the 1996 periods. The Company continues to believe that its rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future. There can be no assurance, however, that recent international growth trends will continue.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors and regional managers based upon the level of overpayment recoveries. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies and temporary clerical assistance. Cost of revenues was 52.8% of revenues for both the second quarter of 1996 and the corresponding quarter of 1995. For the six months ended June 30, 1996, cost of revenues was 53.9% of revenues, down from 57.0% during the first half of 1995.

     Domestically, cost of revenues as a percentage of revenues was 53.0% and 54.4%, respectively, for the three and six month periods ended June 30, 1996. For the corresponding periods of 1995, these percentages were higher at 53.7% and 58.6%, respectively. The 1996 percentage improvements related principally to Fial contracts-in-progress acquired in January 1995, which carried higher auditor compensation rates than those customarily paid by the Company. Substantially all of these auditor contracts were concluded in 1995 and the auditors transitioned to the Company's standard compensation arrangements.

     Internationally, cost of revenues as a percentage of revenues increased to 51.8% for both the three and six month periods ended June 30, 1996, up from 46.8% in the second quarter of 1995 and 46.5% in the first half of 1995. These increases resulted primarily from initial auditor compensation guarantees in various new markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of sales and marketing activities, information technology services and the corporate data center, human resources, finance and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenue, decreased slightly to 33.6% of revenues in the second quarter of 1996, down from 34.1% in the second quarter of 1995. For the six months ended June 30, 1996, selling, general and administrative expenses as a percentage of revenues was 35.9%, up slightly from 35.6% of revenues in the first half of 1995.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues improved slightly to 29.8% of revenues for the quarter ended June 30, 1996, from 30.4% in the comparable quarter of 1995. For the first six months of both 1996 and 1995, domestic selling, general and administrative expenses as a percentage of revenues was 32.0%.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved to 49.9% of revenues in the second quarter of 1996, compared to 60.6% in the 1995 second quarter. For the six month periods ended June 30, 1996 and 1995, this percentage likewise improved to 54.1% (1996) from 60.4% (1995). Improvements in 1996 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the previous owners agreed to enter into agreements not to compete with the Company. The intangible assets resulting from non-compete obligations are amortized on a straight-line basis over their respective periods. Amortization of deferred non-compete assets totaled $278,000 and $367,000 for the quarters ended June 30, 1996 and 1995, respectively, and $556,000 and $645,000 for the six month periods ended June 30, 1996 and 1995, respectively.

     Operating Income. Operating income increased 43.5% to $2.4 million in the second quarter of 1996, up from $1.7 million in the second quarter of 1995. For the six months ended June 30, 1996, operating income increased 93.7% to $3.4 million, up from $1.8 million in the comparable period of 1995. Significant revenue increases coupled with operating margin improvements, the components of which are discussed above, yielded the improvements in the 1996 periods.

     Interest income (expense), net.   Subsequent to the Company's initial
public offering in March 1996, substantially all of its long-term debt obligations were repaid in full. Additionally, the offering provided the Company with substantial cash balances which have been temporarily invested in interest bearing instruments. Net interest income of $106,000 during the quarter ended June 30, 1996 consists of interest earned on temporary investments, net of residual interest expense on the long-term debt obligations repaid.

     Earnings before income taxes. Earnings before income taxes rose 94.1% and 162.9% in the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995. Increased revenues, improved operating margins, and changes in interest income (expense) net, yielded the earnings growth.

     Income taxes. The Company's predecessors (prior to March 28, 1996) consisted primarily of Subchapter S corporations and a partnership. As such, the federal and state income taxes with regard to these entities historically have been the responsibility of the respective shareholders and partners. In the second quarter of 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in the second quarter of 1995 and $3.7 million in the first quarter of 1996 for cumulative deferred income taxes. During the quarter ended June 30, 1996, income taxes were provided at the Company's effective income tax rate of 39%.

     Pro Forma income taxes. The results of operations for all periods presented which include operations prior to April 1, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined rate of 39% as if the Company's predecessors had been C corporations throughout such periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1991, the Company's predecessors have acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements have been met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On March 26, 1996, the Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from the offering. Of these proceeds, approximately $1.1 million was subsequently utilized to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than convertible debt that was converted to common stock concurrent with the initial public offering). Substantially all of the remaining $14.2 million continues to be available as of August 9, 1996 to expand international operations, to acquire complementary businesses and for general corporate purposes, including working capital.

     Due to the successful completion of the Company's initial public offering of its common stock, the Company is currently in the process of negotiating a new and significantly enlarged credit facility with its primary bank. Pending finalization of such negotiations, the Company and its primary banker have mutually chosen to terminate all existing credit facilities as insufficient given the Company's increased financial strength. Accordingly, as of August 9, 1996, the Company does not have a bank credit facility in effect, and all collateral relating to the previous credit facilities has been released by the primary bank.

     The Company believes that the net proceeds from its recent initial public offering of its common stock and the cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements for the next 12 months from the date of this filing.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended June 30, 1996 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated March 26, 1996 included in registration statement number 333-1086 on Form S-1. Copies of the Prospectus may be obtained free of charge by contacting the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

11.1   --  Statement Re: Computation of pro forma earnings per share.
27.1   --  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

          The Company did not file a report on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE PROFIT RECOVERY GROUP
                                                 INTERNATIONAL, INC.
Dated: August 13, 1996                                By:     /s/  DONALD E. ELLIS, JR.
                                                 --------------------------------------------
                                                             Donald E. Ellis, Jr.
                                                            Senior Vice President,
                                                                Treasurer and
                                                           Chief Financial Officer
                                                        (principal financial officer)

Dated: August 13, 1996                                  By:         /s/  JORGE E. CORA
                                                 --------------------------------------------
                                                                Jorge E. Cora
                                                          Vice President -- Finance
                                                        (principal accounting officer)