Form 10-Q
period 1996-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1996-11-12
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The number of outstanding shares of the issuer's class of capital stock as of November 8, 1996, the latest practicable date, was as follows: 17,648,152 shares of Common Stock, no par value.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996

                                     INDEX

                                                                                        PAGE NO.
                                                                                        --------
PART I.    Financial Information
           Item 1. Financial Statements (Unaudited)
             Condensed Consolidated Balance Sheets --
                September 30, 1996 and December 31, 1995..............................       1
             Condensed Consolidated Statements of Operations --
                Three and nine month periods ended September 30, 1996 and September
                30, 1995..............................................................       2
             Condensed Consolidated Statements of Cash Flows --
                Nine months ended September 30, 1996 and September 30, 1995...........       3
             Notes to Condensed Consolidated Financial Statements.....................       4
           Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................       7
PART II.   Other Information..........................................................      11

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996            1995
                                                                       -------------   ------------
                                              ASSETS
Current assets:
  Cash and cash equivalents (including reverse repurchase agreements
     of $11.6 million at September 30, 1996 -- note F)...............     $14,895        $    642
  Receivables:
     Billed contract receivables.....................................       3,793           3,203
     Unbilled contract receivables...................................      28,667          15,960
     Employee advances...............................................       1,295             560
                                                                          -------         -------
          Total receivables..........................................      33,755          19,723
                                                                          -------         -------
  Prepaid expenses and other current assets..........................         574             302
                                                                          -------         -------
          Total current assets.......................................      49,224          20,667
                                                                          -------         -------
Property and equipment:
  Computer and other equipment.......................................       5,258           2,697
  Furniture and fixtures.............................................       1,539             615
  Leasehold improvements.............................................       1,131             117
                                                                          -------         -------
                                                                            7,928           3,429
  Less accumulated depreciation and amortization.....................       1,916             918
                                                                          -------         -------
                                                                            6,012           2,511
                                                                          -------         -------
Noncompete agreements, less accumulated amortization.................       4,768           5,543
Deferred loan costs, less accumulated amortization...................          --             867
Goodwill, less accumulated amortization..............................         412             472
Other assets.........................................................         491             208
                                                                          -------         -------
                                                                          $60,907        $ 30,268
                                                                          =======         =======
           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Note payable to bank...............................................     $    --        $  1,763
  Current installments of long-term debt.............................          63           2,522
  Accounts payable and accrued expenses..............................       2,297           1,504
  Accrued payroll and related expenses...............................      14,124           7,836
                                                                          -------         -------
          Total current liabilities..................................      16,484          13,625
Long-term debt, excluding current installments.......................         702          17,629
Loans from shareholders..............................................          --           1,075
Deferred compensation................................................       1,477           1,036
Deferred income taxes (note C).......................................       4,005             305
                                                                          -------         -------
          Total liabilities..........................................      22,668          33,670
                                                                          -------         -------
Shareholders' equity (deficit) -- (note B):
  Preferred stock, no par value. Authorized 1,000,000 shares; no
     shares issued or outstanding in 1996............................          --              --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding 17,621,152
     in 1996.........................................................          18              58
  Additional paid-in capital.........................................      33,940          (1,108)
  Cumulative translation adjustments.................................         (16)            (51)
  Retained earnings (accumulated deficit)............................       4,297          (2,301)
                                                                          -------         -------
          Total shareholders' equity (deficit).......................      38,239          (3,402)
                                                                          -------         -------
                                                                          $60,907        $ 30,268
                                                                          =======         =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------    ------------------
                                                          1996       1995       1996       1995
                                                         -------    -------    -------    -------
Revenues...............................................  $21,964    $16,249    $55,542    $39,970
Cost of revenues.......................................   11,002      8,364     29,105     21,893
Selling, general and administrative expenses...........    6,623      5,008     18,694     13,443
                                                         -------    -------    -------    -------
  Operating income.....................................    4,339      2,877      7,743      4,634
Interest income (expense), net.........................      162       (479)      (227)    (1,089)
                                                         -------    -------    -------    -------
  Earnings before income taxes.........................    4,501      2,398      7,516      3,545
Income taxes (note C)..................................    1,759         --      6,453        305
                                                         -------    -------    -------    -------
  Net earnings.........................................  $ 2,742    $ 2,398    $ 1,063    $ 3,240
                                                         =======    =======    =======    =======
Pro Forma information:
  Historical earnings before income taxes..............  $ 4,501    $ 2,398    $ 7,516    $ 3,545
  Pro forma income taxes (note C)......................    1,759        935      2,935      1,382
                                                         -------    -------    -------    -------
     Pro forma net earnings............................  $ 2,742    $ 1,463    $ 4,581    $ 2,163
                                                         =======    =======    =======    =======
  Pro forma earnings per common and common equivalent
     share (note D)....................................  $   .15    $   .11    $   .27    $   .15
                                                         =======    =======    =======    =======
  Weighted average common and common equivalent shares
     outstanding.......................................   18,286     14,948     17,231     14,948
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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          --------------------
                                                                           1996         1995
                                                                          -------     --------
Cash flows from operating activities:
  Net earnings..........................................................  $ 1,063     $  3,240
  Adjustments to reconcile net earnings to net cash provided by (used
     in) operating activities:
     Depreciation and amortization......................................    1,908        1,306
     Deferred compensation expense......................................      441          257
     Deferred income taxes..............................................    3,700          305
     Foreign translation adjustments....................................       35           29
     Changes in assets and liabilities, net of effects of acquisition:
       Receivables......................................................  (14,032)      (6,926)
       Prepaid expenses and other current assets........................     (272)        (171)
       Other assets.....................................................     (250)         (91)
       Accounts payable and accrued expenses............................      741          173
       Accrued payroll and related expenses.............................    6,288        3,225
                                                                          -------     --------
          Net cash provided by (used in) operating activities...........     (378)       1,347
                                                                          -------     --------
Cash flows from investing activities:
  Purchases of property and equipment...................................   (4,499)      (1,094)
  Acquisition of Fial & Associates, Inc. (note E).......................       --         (550)
                                                                          -------     --------
          Net cash used in investing activities.........................   (4,499)      (1,644)
                                                                          -------     --------
Cash flows from financing activities:
  Net increase (decrease) in note payable to bank.......................   (1,763)       1,233
  Proceeds from issuance of long-term debt..............................       --       12,700
  Proceeds from loans from shareholders.................................    2,600           --
  Repayment of long-term debt...........................................   (7,117)      (1,649)
  Repayment of loans from shareholders..................................   (3,675)        (599)
  Payment of deferred loan costs........................................       --       (1,000)
  Capital contributions, net............................................   33,961           --
  Dividends and distributions...........................................   (4,876)     (10,687)
                                                                          -------     --------
          Net cash provided by (used in) financing activities...........   19,130           (2)
                                                                          -------     --------
          Net change in cash and cash equivalents.......................   14,253         (299)
Cash at beginning of period.............................................      642        1,284
                                                                          -------     --------
Cash and cash equivalents at end of period..............................  $14,895     $    985
                                                                          =======     ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for
     Interest...........................................................  $ 1,091     $    749
                                                                          =======     ========
     Income taxes.......................................................  $ 1,598     $     --
                                                                          =======     ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated March 26, 1996, and issued in connection with the Company's initial public offering of 4.6 million shares of its common stock (the "Prospectus").

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

     For periods subsequent to March 31, 1996, the weighted average number of common and common equivalent shares has been derived pursuant to requirements of Accounting Principles Board Opinion No. 15, Earnings per Share. Common equivalent shares consist of dilutive stock options, calculated using the treasury stock method. Fully diluted earnings per share is not significantly different from the primary earnings per share presented.

NOTE E -- ACQUISITION

     Effective January 1, 1995, the Company acquired certain assets of Fial & Associates, Inc. (Fial). The transaction was accounted for under the purchase method of acquisition accounting. Accordingly, the Company's condensed consolidated financial statements for the three and nine month periods ended September 30, 1996 and 1995 include the operating results of Fial throughout such periods.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE F -- CASH EQUIVALENTS

     Cash equivalents at September 30, 1996 consisted of an $11.6 million reverse repurchase agreement with NationsBank, N.A. (South) which was fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on September 30, 1996 matured and was settled on October 1, 1996.

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

                                                                  THREE MONTHS      NINE MONTHS
                                                                     ENDED             ENDED
                                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                                 --------------    --------------
                                                                 1996     1995     1996     1995
                                                                 -----    -----    -----    -----
HISTORICAL
  Revenues.....................................................  100.0%   100.0%   100.0%   100.0%
  Cost of revenues.............................................   50.1     51.5     52.4     54.8
  Selling, general and administrative expenses.................   30.1     30.8     33.7     33.6
                                                                 -----    -----    -----    -----
          Operating income.....................................   19.8     17.7     13.9     11.6
  Interest income (expense), net...............................     .7     (2.9)     (.4)    (2.7)
                                                                 -----    -----    -----    -----
          Earnings before income taxes.........................   20.5     14.8     13.5      8.9
  Income taxes.................................................    8.0       --     11.6       .8
                                                                 -----    -----    -----    -----
          Net earnings.........................................   12.5%    14.8%     1.9%     8.1%
                                                                 =====    =====    =====    =====
PRO FORMA
  Historical earnings before income taxes......................   20.5%    14.8%    13.5%     8.9%
  Pro forma income taxes.......................................    8.0      5.8      5.3      3.5
                                                                 -----    -----    -----    -----
          Pro forma net earnings...............................   12.5%     9.0%     8.2%     5.4%
                                                                 =====    =====    =====    =====

  Three and Nine Month Periods Ended September 30, 1996 compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 35% to $22 million for the third quarter of 1996, up from $16.2 million in the third quarter of 1995. For the nine months ended September 30, 1996, revenues were $55.5 million, or 39% higher than $40 million achieved in the corresponding period of 1995.

     Domestic revenues were $17.7 million in the third quarter of 1996, up 24.1% from $14.2 million in the third quarter of 1995. For the first nine months of 1996, domestic revenues were $45.2 million, an increase of 29.4% over the comparable period of 1995. This 29.4% revenue increase consisted of growth from provision of services to new clients of approximately 12.3% and growth from existing clients of approximately 17.1%.

     During the third quarter of 1996 the Company was notified by a large grocery client that the Company will not be retained to serve as primary recovery auditor in 1997. This client represented one of the five largest domestic accounts of the Company during the nine months ended September 30, 1996, based upon revenues, and represented $2.9 million, or 6.4% of all domestic revenues earned during that period. Although the Company is seeking an appointment to serve this client as secondary recovery auditor for 1997 and has been orally informed by a cognizant client representative that the Company will be allowed to serve in such capacity, no written 1997 service contract for this client has been executed as of the date of this filing. Additionally, the Company's experience indicates that a contract to serve as secondary auditor for a given client generally provides significantly less in revenues than a contract to serve as primary auditor.

     The Company believes that 1997 revenues which can be reasonably estimated to be derived from new domestic audits signed so far in 1996 (most of which will not yield appreciable levels of revenue until 1997) will significantly exceed the 1997 revenues anticipated to be lost due to domestic clients who have notified the

Company of their intent to either discontinue using the Company's services or to reduce the level of such services. Factors which influence the amount and timing of revenues derived from a client include, but are not limited to, client size and retail industry segment, availability of required audit data, audit commencement date, level of client cooperation and Company staffing and data center capacities. Due to these factors, no assurance can be given that 1997 revenues estimated to be derived from new domestic audits signed so far in 1996 will exceed 1997 revenues anticipated to be lost due to client notifications of service discontinuance or reduction. (See "Forward-looking Statements" elsewhere herein).

     International revenues were $4.3 million in the third quarter of 1996, up 112.9% from $2 million in the third quarter of 1995. For the first nine months of 1996, international revenues were $10.3 million, a 105.4% increase over $5 million during the comparable period of 1995. International revenue increases for the 1996 periods over the corresponding periods of 1995 were attributable primarily to new clients. Company operations in almost all international markets experienced high rates of revenue growth during the 1996 periods. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future. There can be no assurance, however, that recent international growth trends will continue.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors and regional managers based upon the level of overpayment recoveries. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. Cost of revenues was 50.1% of revenues for the third quarter of 1996, down from 51.5% for the comparable quarter of 1995. For the nine months ended September 30, 1996, cost of revenues was 52.4%, down from 54.8% during the comparable period of 1995.

     Domestically, cost of revenues as a percentage of revenues was 50.4% and 52.8%, respectively, for the three and nine month periods ended September 30, 1996. For the corresponding periods of 1995, these percentages were higher at 52.2% and 56.0%, respectively. The 1996 percentage improvements related principally to contracts-in-progress acquired in January 1995 as part of the Company's purchase of a domestic competitor, Fial & Associates, Inc. (Fial). These contracts carried higher auditor compensation rates than those customarily paid by the Company. Substantially all of these auditor contracts were concluded in 1995 and, as the audits were concluded, the auditors were transitioned to the Company's standard compensation arrangements.

     Internationally, cost of revenues as a percentage of revenues was 48.7% and 50.6%, respectively, for the quarter and nine months ended September 30, 1996. These percentages increased from 46.7% and 46.6%, respectively, for the comparable periods of 1995 due primarily to initial auditor compensation guarantees in various new markets.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the costs of sales and marketing activities, information technology services and the corporate data center, human resources, finance and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased slightly to 30.1% in the third quarter of 1996, down from 30.8% in the third quarter of 1995. For the nine months ended September 30, 1996, selling, general and administrative expenses as a percentage of revenues was 33.7%, relatively unchanged from 33.6% in the comparable period of 1995.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues improved to 25.9% for the quarter ended September 30, 1996, from 27.6% in the comparable quarter of 1995. For the first nine months of 1996, selling, general and administrative expenses as a percentage of revenues improved to 29.7%, down from 30.2% during the comparable period of 1995. Since domestic selling, general and administrative expenses are primarily fixed costs, these quarterly and year-to-date percentage improvements were achieved primarily due to emerging economies of scale whereby the Company's rates of domestic revenue growth have exceeded the related rates of domestic expense growth required to support the incremental revenues.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved significantly to 47.7% of revenues for the quarter ended September 30, 1996, compared to 53.3% in the 1995 third quarter. For the nine month periods ended September 30, 1996 and 1995, this percentage likewise improved to 51.1% (1996) from 57.5% (1995). Similar to the Company's domestic experience, improvements in 1996 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the previous owners agreed to enter into agreements not to compete with the Company. The intangible assets resulting from non-compete obligations are amortized on a straight-line basis over their respective periods. Amortization of deferred non-compete assets totaled $278,000 for both the third quarter of 1996 and the third quarter of 1995. For the nine month periods ended September 30, 1996 and 1995, such amortization totaled $834,000 and $923,000, respectively.

     Operating Income. Operating income increased 50.8% to $4.3 million in the third quarter of 1996, up from $2.9 million in the third quarter of 1995. For the nine months ended September 30, 1996, operating income increased 67.1% to $7.7 million, up from $4.6 million in the comparable period of 1995. Significant revenue increases coupled with operating margin increases, the components of which are discussed above, yielded the improvements in the 1996 periods.

     Interest Income (Expense), Net. Subsequent to the Company's initial public offering in March 1996, substantially all of its long-term debt obligations were repaid in full. Additionally, the offering provided the Company with substantial cash balances which have been temporarily invested in interest bearing instruments. Net interest income of $162,000 during the quarter ended September 30, 1996 consists of interest earned on temporary investments, net of interest accrued on the Company's remaining long-term debt obligations and deferred compensation liabilities.

     Earnings Before Income Taxes. Earnings before income taxes rose 87.7% and 112.0% in the quarter and nine months ended September 30, 1996, respectively, compared to the same periods of 1995. Increased revenues, improved operating margins, and changes in interest income (expense), net, yielded the earnings growth.

     Income Taxes. The Company's predecessors (prior to March 28, 1996) consisted primarily of Subchapter S corporations and a partnership. As such, the federal and state income taxes with regard to these entities historically have been the responsibility of the respective shareholders and partners. In the second quarter of 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in the second quarter of 1995 and $3.7 million in the first quarter of 1996 for cumulative deferred income taxes. During the quarters ended June 30, 1996 and September 30, 1996, income taxes were provided at the Company's effective tax rate of 39%.

     Pro Forma Income Taxes. The results of operations for all periods presented which include operations prior to April 1, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined rate of 39% as if the Company's predecessors had been C corporations throughout such periods.

LIQUIDITY AND CAPITAL RESOURCES

     Since 1991, the Company's predecessors have acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements have been met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On March 26, 1996, the Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from the offering. Of these proceeds, approximately $1.1 million was subsequently utilized to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than convertible debt that was converted to common stock concurrent with the initial public offering). Substantially all of the remaining $14.2 million continued to be available as of September 30, 1996 to expand international operations, to acquire complementary businesses and for general corporate purposes, including working capital.

     In September 1996, the Company executed a $20 million credit facility with NationsBank N.A. (South). The facility permits the Company to borrow up to $20 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10 million as a revolving line of credit for working capital and employ the remaining $10 million for mergers and acquisitions. Through the date of this filing, the Company has made no draws against this credit facility.

     During the quarter ended September 30, 1996, the Company achieved an unusually large proportion of its quarterly revenues in the last month of the quarter. This resulted from delays in commencing three large domestic audit engagements which had been anticipated to provide significant revenues during the quarter. Although the Company was ultimately successful in redeploying its domestic auditors to overcome the revenue shortfall from these three delayed engagements, much of the replacement revenue was earned in September 1996 and served to increase the Company's accounts receivable from $26.7 million at June 30, 1996 to $33.8 million at September 30, 1996. Since the fourth quarter is typically the Company's highest cash collections quarter of the year, the Company is hopeful of reducing its accounts receivable levels by December 31, 1996. There can be no assurance, however, that such reduction can be achieved if cash collections do not follow historical patterns.

     Due to rapid growth, the Company has undertaken in 1996 to double the size of its Atlanta home office to approximately 45,000 square feet. This project was completed in the third quarter of 1996 and, combined with ongoing computer-related equipment additions, comprises the majority portion of the Company's property and equipment additions during the nine months ended September 30, 1996. The Company currently has no plans for any materially large capital additions during the fourth quarter of 1996.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended September 30, 1996 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated March 26, 1996 included in registration statement number 333-1086 on Form S-1. Copies of the Prospectus may be obtained free of charge by contacting the Company.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1 -- Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
 3.2   --  Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to
           Registrant's March 26, 1996 registration statement number 333-1086 on
           Form S-1).
10.1   --  Loan and Security Agreement by and among NationsBank, N.A. (South) as
           Lender, and The Profit Recovery Group International, Inc. as
           Borrower, and Certain Affiliates of Borrower, as Guarantors, dated
           September 27, 1996.
11.1   --  Statement Re: Computation of pro forma earnings per share.
27.1   --  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

          The Company did not file a report on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE PROFIT RECOVERY GROUP
                                                 INTERNATIONAL, INC.
Dated: November 12, 1996                              By:     /s/  DONALD E. ELLIS, JR.
                                                 --------------------------------------------
                                                             Donald E. Ellis, Jr.
                                                            Senior Vice President,
                                                                Treasurer and
                                                           Chief Financial Officer
                                                        (principal financial officer)

Dated: November 12, 1996                                By:         /s/  JORGE E. CORA
                                                 --------------------------------------------
                                                                Jorge E. Cora
                                                          Vice President -- Finance
                                                        (principal accounting officer)