Form 10-K
period 1996-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1997-03-27
CIK 1007330

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-28000

                           THE PROFIT RECOVERY GROUP
                              INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                   GEORGIA                                       58-2213805
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

           2300 WINDY RIDGE PARKWAY                              30339-8426
               SUITE 100 NORTH                                   (Zip Code)
               ATLANTA, GEORGIA
   (Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770) 955-3815

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Common shares of the registrant outstanding at February 28, 1997 were 18,154,751. The aggregate market value, as of February 28, 1997, of such common shares held by non-affiliates of the registrant was approximately $104,129,000 based upon the last sales price reported that date on The Nasdaq Stock Market of $16.25 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 15, 1997.
================================================================================

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-K
                               DECEMBER 31, 1996

                                                                          PAGE
                                                                          ----
Part I
  Item  1.  Business....................................................    1
  Item  2.  Properties..................................................    9
  Item  3.  Legal Proceedings...........................................    9
  Item  4.  Submission of Matters to a Vote of Security Holders.........    9
Part II
  Item  5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.......................................    9
  Item  6.  Selected Consolidated Financial Data........................   10
  Item  7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   11
  Item  8.  Financial Statements........................................   19
  Item  9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................   37
Part III
  Item 10.  Directors and Executive Officers of the Registrant..........   38
  Item 11.  Executive Compensation......................................   38
  Item 12.  Security Ownership of Certain Beneficial Owners and
              Management................................................   38
  Item 13.  Certain Relationships and Related Transactions..............   38
Part IV
  Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K.......................................................   38
Signatures..............................................................   41

                                     PART I

ITEM 1.  BUSINESS

     The Profit Recovery Group International, Inc., a Georgia corporation (the "Company"), is a leading provider of accounts payable and other recovery audit services to large retailers and other transaction-intensive companies. In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable, resulting in "lost profits." The Company identifies and documents these overpayments by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. The Company continuously updates and refines its proprietary databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates, but excluding confidential client data.

     The earliest of the Company's predecessors were formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc. which were formed in 1971 and 1985, respectively. In January 1995, the Company's predecessors acquired the operating assets of Fial & Associates, Inc., a direct competitor.

     The predecessor business entities that comprised the Company generally were either Subchapter S corporations or partnerships, all under common ownership and control. In April 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, prior to the Company's March 1996 initial public offering, all domestic entities became C corporations. Subsequent to the Company's initial public offering, the Company has conducted its operations through its various wholly-owned domestic and international subsidiaries.

     In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and high technology companies. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies.

     The Company has operations outside the United States in Australia, Belgium, Canada, France, Germany, Mexico, The Netherlands, New Zealand, the United Kingdom and portions of Asia, including Hong Kong, Indonesia, Malaysia, Singapore, Taiwan and Thailand. See Note 11 of Notes to Consolidated Financial Statements for international segment data concerning revenues, operating income
(loss) and identifiable assets.

THE RECOVERY AUDIT INDUSTRY

     Large businesses with substantial volumes of purchase transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements find it difficult to detect all payment errors. These businesses include retailers, such as discount, department, specialty, grocery and drug stores, wholesale distributors, manufacturers and distributors of high technology products and certain governmental agencies and healthcare providers. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between purchasing and payables departments, personnel turnover and changes in information and accounting systems. These errors include vendor pricing errors, missed or inaccurate discounts, allowances and rebates, incorrect freight charges and duplicate payments. In the aggregate, these transaction errors can represent meaningful "lost profits," especially for businesses with relatively narrow profit margins. Although internal recovery audit departments identify some accounts payable errors, independent recovery audit firms often are retained by these businesses to identify additional overpayments.

     In the U.S., large retailers routinely engage independent recovery audit firms as standard business practice. Outside the U.S., large retailers increasingly are retaining independent recovery audit firms. The U.S. retailing industry represented approximately $2.3 trillion in revenues in 1995. The top 100 retailers worldwide had aggregate revenues of approximately $1.4 trillion in 1995. The Company believes that a typical U.S.

retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues. In addition, the Company believes that large transaction-intensive businesses other than retailers also make accounts payable errors.

     Increasingly, businesses use technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These paperless transactions are widely referred to as EDI (Electronic Data Interchange) and the Company believes that implementation of this technology is accelerating. EDI streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

     Many transaction-intensive businesses historically have maintained internal recovery audit departments that review transactions before engaging independent recovery audit firms. The Company believes that these businesses increasingly are outsourcing internal recovery functions to independent recovery audit firms. Factors contributing to this trend include (i) a need for significant investments in technology, especially in an EDI environment, which the Company believes are greater than even large businesses often can justify, (ii) an inability to duplicate the breadth of industry and auditing expertise of independent recovery audit firms, (iii) a desire to focus limited resources on core competencies, and (iv) a desire for larger and more timely recoveries.

     The domestic and international recovery audit industry is characterized by several large and many small, local or regional firms. Most local and regional recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are even less equipped to audit large EDI accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes significant opportunities exist for recovery audit firms with a national and international presence, well-trained and experienced professionals and the advanced technology required to audit increasingly complex accounts payable systems.

THE PROFIT RECOVERY GROUP SOLUTION

     The Company provides its domestic and international clients with comprehensive recovery audit services by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. As a result, the Company believes it is able to identify significantly more payment errors in both traditional paper-based and EDI accounts payable systems. By leveraging its technology investment across a large client base, the Company is able to continue developing proprietary software tools and expand its technology leadership in the recovery audit industry.

     The Company is a leader in developing and utilizing sophisticated software audit tools and techniques that enhance the identification and recovery of payment errors. In EDI accounts payable systems, the Company's proprietary software audit tools and data processing capabilities enable auditors to sort, filter and evaluate transactions in greater line-item detail. The Company has developed and continuously updates and refines its proprietary databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates. These proprietary databases do not include confidential client information. The Company's technology provides a uniform platform for its auditors to offer consistent and proven audit techniques and methodologies regardless of the client's size, industry or geographic scope of operations.

     The Company also is a leader in establishing new recovery audit practices to reflect evolving industry trends. The Company's auditors are highly trained and many have joined the Company from finance-related management positions in the retailing industry. To support its auditors, the Company provides data processing, marketing, training and administrative services.

THE PROFIT RECOVERY GROUP STRATEGY

     The Company's objective is to become the leading worldwide provider of recovery audit services. The Company believes that it will have to increase significantly its revenues to achieve this objective. Its strategy consists of the following elements:

     - Expand International Presence. The Company believes international markets represent significant business opportunities and intends to expand its international presence. For example, based on 1995 sales, 60 of the top 100 retailers worldwide were headquartered outside the U.S. Through sales and marketing efforts, the Company targets countries having a concentration of large transaction-intensive businesses. The Company also enters new international markets by supporting its U.S. clients' international operations. During 1996, the Company commenced operations in Australia, Germany and New Zealand.

     - Expand Client Base. The Company seeks to increase its worldwide retail client base and expand its recovery audit services to other transaction-intensive industries such as transportation, telecommunications and financial services. The Company recently has expanded its recovery audit services to the healthcare and high technology industries. The Company believes that its proprietary technology and audit techniques and methodologies also can be applied to these industries. The Company believes that its ability to attract new clients is enhanced because under the typical fee arrangement, the client pays a contractually negotiated percentage of overpayments recovered for clients. The Company intends to leverage existing client relationships into new audit engagements for clients' other operating units. Based on 1995 retail sales, 32 of the top 100 retailers worldwide, each of which had sales of at least $4.4 billion, were clients of the Company in 1996. Although the Company targets clients principally with $500 million or more in annual revenues, smaller businesses may be suitable clients if they are sufficiently transaction-intensive and offer significant growth prospects.

     - Maintain High Client Retention Rates. The Company intends to maintain and improve its high client retention rate by providing comprehensive recovery audit services, utilizing highly trained auditors, and by continuing to refine its advanced audit technology. Of the Company's accounts payable audit clients in 1995 from which the Company derived revenues exceeding $100,000, 89.2% continued to utilize the Company's services in 1996.

     - Maintain Technology Leadership. The Company believes its proprietary technology provides a significant competitive advantage, especially in audits of EDI accounts payable systems. The Company intends to continue making substantial investments in technology to maintain its leadership position and systems capabilities.

     - Pursue Strategic Acquisitions. The Company intends to pursue the acquisition of domestic and international businesses including both direct competitors and businesses providing complementary recovery audit services. As examples, in January 1995, the Company successfully completed the acquisition of Fial & Associates, Inc., a direct competitor; in January 1997, the Company acquired Shaps Group, Inc., a firm providing recovery audit services to manufacturers and high technology companies; and in February 1997, the Company acquired Accounts Payable Recovery Services, Inc., a firm providing recovery audit services to healthcare entities and energy companies. The Company may pursue much larger acquisitions in the future than those consummated to date.

     - Promote Outsourcing Arrangements. The Company seeks to capitalize on the growing trend of businesses to outsource internal recovery audit efforts. The Company believes that its outsourcing clients benefit significantly from these arrangements because their recoveries generally are larger and completed more quickly. The Company further believes that as clients convert their systems to EDI, outsourcing arrangements involving recovery audit work will become increasingly prevalent due in part to the absence of traditional "audit trail" documents.

THE PROFIT RECOVERY GROUP SERVICES

     The Company provides comprehensive accounts payable and other ancillary recovery audit services. In 1996, accounts payable recovery audit services represented approximately 96.4% of the Company's revenues.

  Accounts Payable Recovery Audit Services

     Using its proprietary technology, audit techniques and methodologies, the Company conducts either primary or secondary accounts payable audits. In primary audits, the Company is the first independent recovery audit firm engaged. In secondary audits, the Company audits behind another independent recovery audit firm. In 1996, approximately 88.6% of the number of the accounts payable audits conducted by the Company were primary audits.

     Primary Audits. Although the Company is flexible in structuring recovery audit programs to meet the individual needs of its clients, there are two basic types of primary accounts payable audits conducted by the Company: (i) periodic audits, which are usually performed nine to 18 months after a client's fiscal year end; and (ii) continuous audits, marketed as RecoverNow, which are performed more closely following transaction dates.

     In most periodic audits, which constitute the vast majority of the Company's present audit engagements, the client's internal recovery audit department conducts a preliminary review of accounts payable records to identify payment errors. Upon completion of the client's internal recovery audit review process, which may be as long as nine to 18 months after the client's fiscal year end, the Company begins its independent recovery audit.

     Under the Company's RecoverNow program, clients provide the Company with accounts payable data on a regular basis, often within 90 days following the payment transaction. The Company believes its RecoverNow program generates larger client recoveries for several reasons, including: (i) transaction data, especially paper-based records, are more complete and accessible; (ii) the impact of vendor bankruptcies is minimized because claims are made more timely and continuously throughout the year; and (iii) certain recoveries are facilitated when claims are made prior to the expiration of seasonal or other special pricing promotions. In addition, vendor relationships are improved because of timely communications regarding billing and payment practices.

     In some cases, the Company's clients outsource all or a portion of their internal recovery audit functions to the Company. In these cases, the client does not conduct an internal review prior to the Company's audit. In its outsourcing engagements, the Company also may use client staff in the review process. The Company believes that more businesses will outsource their recovery audit functions in an effort to control personnel and technology costs, focus resources on their core business functions, and increase recoveries.

     Secondary Audits. In secondary audits, the Company conducts an accounts payable audit after another independent recovery audit firm has completed its audit. The Company usually receives a higher percentage recovery fee than received from primary audits because it generally is more difficult to detect payment errors in secondary audits. In most cases, the Company is able to identify significant payment errors not previously detected by a client's primary independent recovery audit firm. The Company utilizes secondary audits as a marketing strategy to obtain new, primary audit clients and believes it has been successful in implementing this strategy. Of the 20 secondary audit clients served in 1994 which individually provided revenues to the Company exceeding $100,000, 5 were converted to primary audit clients prior to December 31, 1996.

  Ancillary Audit Services

     In addition to accounts payable recovery audit services, the Company also offers ancillary recovery audit services. These ancillary services may be offered individually or in conjunction with accounts payable recovery audit services.

     - Freight Audits. The Company provides domestic freight audits using FreightPro, the Company's proprietary freight recovery audit software. The Company also maintains centralized domestic freight and shipping databases and has auditors who specialize in freight audits. Freight audits are usually conducted in conjunction with accounts payable recovery audits.

     - Lease Compliance Audits. Real estate lease and landlord compliance audits involve an examination of all aspects of a client's facility lease arrangements to assist the client in identifying lease overpayments or expenses incurred through landlord noncompliance with lease terms.

     - Telecommunications Audits. This program assists clients in reducing their overall telecommunications costs. For example, overpayments often can result from the incorrect application of rates and tariffs. Auditors also review clients' equipment, usage and systems configuration needs and make recommendations on how to reduce future telecommunications costs.

     - Utility Audits. Auditors also review clients' electrical and natural gas requirements and analyze alternative rates and billing plans to verify that billing was proper and that the proper tariff rate was applied.

  Client Contracts

     The Company's standard client contract provides that the Company is entitled to a contractual percentage of overpayments recovered for clients. Clients generally recover claims by taking credits against outstanding payables or future purchases from the involved vendors. In many cases, the Company's auditors work on site with client personnel and continually monitor credits taken. In other situations, Company auditors schedule periodic reconciliations with clients to determine which claims have been processed for credit. The Company's standard client contract imposes a duty on the client to process promptly all claims against vendors. In the interest of maintaining good vendor relations, however, many clients modify the standard client contract with the Company to provide that they retain discretion on whether to pursue collection of a claim. In the Company's experience, it is extremely unusual for a client to forego the collection of a large, valid claim. In some cases, a vendor may dispute a claim by providing additional documentation or information supporting its position. Consequently, many clients revise the Company's standard client contract to clarify that the Company is not entitled to payment of its fee until the client recovers the claim from its vendor.

     In addition to the client contracts, most clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company prior to submitting claims. The Company recognizes revenues at the time overpayment claims are presented to and approved by its clients, as adjusted for estimated uncollectible claims. Estimated uncollectible claims initially are established, and subsequently adjusted, for each individual client based on a number of factors including historical experience. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" and Note 1(c) of Notes to Consolidated Financial Statements.

TECHNOLOGY

     The Company believes that its proprietary software audit tools and proprietary databases, together with its centralized data processing capabilities, provide it a competitive advantage over smaller local and regional firms, especially when auditing complex EDI accounts payable systems. The Company has devoted more than five years and has made substantial financial investments in developing its proprietary technology. At December 31, 1996, the Company's information services department had 53 employees, 8 of whom were dedicated to software development activities, including updating and modifying the Company's existing proprietary software.

  Centralized Data Preparation and Verification

     At the beginning of a typical audit, magnetic media containing accounts payable transaction data are delivered to the Company's central data processing facility. Experienced programmers in the Company's information services department write specialized conversion programs that permit this data to be reformatted into standardized and proprietary formats using IBM ES 9000 mainframe and IBM AS 400 midrange computers and Windows NT and OS/2 Warp Connect servers. Statistical reports are then prepared to verify the completeness and accuracy of the data. Generally, it is not necessary to rewrite conversion programs for clients for each successive audit. This reformatted data is compressed onto CD-ROM media and delivered to the Company's auditors who, using the Company's proprietary field audit software, sort, filter and search the data for overpayments. Standard reports and client-specific statistical data also are produced for auditors.

  PC-Based Software Modules

     The Company has developed PC-based proprietary software modules for use primarily in the field by its auditors. These software modules include the following:

     - AuditPro is used in non-EDI systems to facilitate auditor-defined searches of reformatted client accounts payable records for patterns indicative of potential overpayments. In addition to using the standard analytical reports produced by AuditPro, auditors may design sophisticated custom inquiries to sort, filter and print client records.

     - EDI Inquiry is a comprehensive module used to sort, filter and print purchasing, receiving and payment records at the line-item level for clients operating in an EDI environment. By utilizing line-item detail, this module facilitates the search of a significantly greater number of transaction records and improves auditor productivity.

     - Claims Management System enables the auditor to compile, print and report on claims information by individual audit. This module also is used to summarize audit findings for management reports that are typically provided to clients at the conclusion of each engagement.

     - FreightPro is used to audit and produce claims from electronic freight records. Client freight billing data is compared with vendor routing guide instructions to isolate potential overcharges.

     - ReportPro is a specialized report generator designed to create and display customized reports in conjunction with the Company's other proprietary software modules from a hard drive or CD-ROM.

  Proprietary Databases

     The Company has developed and continuously updates and refines its proprietary databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates. These proprietary databases do not include confidential client information. Auditors use these databases to identify discounts, allowances and other pricing information not previously detected.

AUDITOR HIRING AND TRAINING

     Many of the Company's auditors formerly held finance-related management positions in the retailing industry. These experienced auditors provide important insights into certain aspects of the retailing industry. The Company also has relied on its auditors to assist in creating its auditor training programs and techniques and in developing its proprietary audit software. To meet its growing need for additional auditors, the Company has begun hiring recent college graduates, particularly those with multi-lingual capabilities. While the Company has been able to hire a sufficient number of new auditors to support its growth, there can be no assurance that the Company will be able to continue hiring sufficient numbers of qualified auditors to meet its future needs.

     The Company's training program for auditors consists of intensive training classes employing specialized computer-based training modules, and on-the-job training. The in-house training program is continuously upgraded based on feedback from auditors and on changing industry protocols. Additional on-the-job training by experienced auditors enhances classroom education and enables newly hired auditors to refine their skills. Because auditor compensation is based on team performance rather than individual results, the Company believes senior auditors are motivated to continue training new auditors to maximize client recoveries and audit team compensation. As the Company hires new auditors, there can be no assurance that it will be able to continue providing the same in-depth training or have sufficient numbers of experienced auditors to continue its on-the-job training program.

CLIENT BASE

     The Company provides its services principally to large transaction-intensive businesses that include retailers, such as discount, department, specialty, grocery and drug stores, wholesale distributors, manufacturers and distributors of high technology products and certain governmental agencies and healthcare providers. Based on 1995 retail sales, 32 of the top 100 retailers worldwide, each having sales in excess of $4.4 billion, were clients of the Company in 1996. Although the Company targets clients principally with $500 million or more in annual revenues, smaller businesses may be suitable clients if they are sufficiently transaction-intensive and offer significant growth prospects.

     For the year ended December 31, 1996, the Company derived 14.4% of its revenues from Wal-Mart Stores, Inc. and its affiliates ("Wal-Mart"), and 34.6% of its revenues from its five largest clients (including Wal-Mart), as compared to 12.7% and 30.1%, respectively, for 1995 and 15.5% and 44.0%, respectively, for 1994. The Company anticipates that its reliance on any individual client or its five largest clients will decrease over time as its client base increases. Nevertheless, there can be no assurance that the Company's client base will increase or that the Company's largest clients will continue to utilize the Company's services on the same level and, should one or more of such large clients file for bankruptcy or otherwise cease to do business with the Company, the Company's business, financial condition and results of operations could be materially and adversely affected.

SEASONALITY

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year, with its highest revenues and operating income typically realized in the third quarter. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which is the principal industry served by the Company. Should this trend not continue, the Company's profitability for any affected quarter and the entire year could be materially and adversely impacted due to ongoing selling, general and administrative expenses that are largely fixed over the short term.

SALES AND MARKETING

     The Company markets its services primarily through one-on-one meetings with executives of targeted clients. The decision to engage a recovery audit firm is similar to the decision to engage most professional service firms and usually involves a lengthy period of familiarization, investigation and evaluation by the prospective client. The sales cycle often exceeds one year in both domestic and international markets. In the U.S. and Canada, where the use of recovery audit services is a generally accepted business practice among retailers, the Company generally must displace a competing firm in order to expand market share. Internationally, recovery audit is a relatively new business service that requires an initial educational process in order to gain acceptance.

     At December 31, 1996, the Company's domestic marketing staff consisted of 13 persons headed by a senior officer. The Company plans to expand its marketing staff in the U.S. and internationally as its business grows and it enters new markets.

PROPRIETARY RIGHTS

     The Company continuously develops new recovery audit software and enhances existing proprietary software. The Company regards its proprietary software as protected by trade secret and copyright laws of general applicability. In addition, the Company attempts to safeguard its software through employee and third-party nondisclosure agreements and other methods of protection. Despite these precautions, it may be possible for unauthorized third parties to copy, obtain or reverse engineer certain portions of the Company's software or otherwise to obtain or use other information the Company regards as proprietary. While the

Company's competitive position may be affected by its ability to protect its software and other proprietary information, the Company believes that the protection afforded by trade secret and copyright laws is less significant to the Company's success than the continued pursuit and implementation of its operating strategies and other factors such as the knowledge, ability and experience of its personnel.

     The Company has filed an application to register its copyrights for AuditPro, EDI Inquiry, Claims Management System, FreightPro and RecoverNow with the U.S. copyright office. Third parties with functionally similar software could assert claims under the Copyright Act of 1986, as amended, the federal patent law or state trade secret laws that the Company's proprietary recovery audit software application products infringe or may infringe the proprietary rights of such entities. These third parties may seek damages from the Company as a result of such alleged infringement, demand that the Company license certain proprietary rights from them or otherwise demand that the Company cease and desist from its use or license the allegedly infringing software. Such action may result in protracted and costly litigation or royalty arrangements or otherwise have a material adverse effect on the Company's business, financial condition or results of operations. Although the Company believes that its recovery audit software does not infringe on the intellectual property rights of others and the Company knows of no such pending or other extended claims of infringement, there can be no assurance that such a claim will not be asserted against the Company in the future.

     The Company's trademarks include "Profit Recovery Group International," "PRG," "AuditPro," "EDI Inquiry," "Claims Management System," "FreightPro," "ReportPro" and "RecoverNow." The Company has registered "Profit Recovery Group International" and "AuditPro" as federal trademarks and applications to register "RecoverNow" and the Company's logo are pending with the U.S. Patent and Trademark Office. There can be no assurance, however, that the Company will be successful in its attempt to register such trademarks or that it otherwise will be able to continue to use any of the foregoing trademarks.

     The Company has filed applications for protection of certain of its trademarks outside of the U.S. in the various countries where the Company conducts business and such protection is available. There can be no assurance, however, that the Company will be successful in its attempt to register or continue to use such trademarks outside of the U.S.

COMPETITION

     The recovery audit business is highly competitive. The competitive factors affecting the market for the Company's recovery audit services include: establishing and maintaining client relationships, quality and quantity of claims identified, experience and professionalism of audit staff, rates for services, technology and geographic scope of operations. The Company's principal competitors for recovery audit services include local and regional firms and one firm, Howard Schultz & Associates, with a network of affiliate organizations in the U.S. and abroad. The Company believes that Howard Schultz & Associates has been in operation longer than the Company and may have achieved greater revenues than the Company in 1996. There can be no assurance that the Company will continue competing successfully with such firms.

     The Company believes that as large, transaction-intensive businesses expand internationally and implement EDI accounts payable systems, smaller recovery audit firms will lack the technology and infrastructure necessary to remain competitive unless they make substantial investments to upgrade and expand their skills, technologies and geographic scope of operations.

EMPLOYEES

     At December 31, 1996, the Company had 694 employees. Of these, 498 persons were located in the U.S., with 292 persons in the audit function, 13 persons in sales and marketing, 53 persons in information services and the remainder in corporate, finance and administrative functions. In addition to its 196 employees located outside the U.S., internationally the Company engaged 12 independent contractors at December 31, 1996. The Company believes employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in approximately 45,000 square feet of office space in Atlanta, Georgia. The Company subleases this space through December 30, 2002 and has an option to renew the lease for five years contingent upon the prime lease being renewed. The Company leases 25,000 square feet of office and warehouse space in Bentonville, Arkansas. This lease has an initial five-year term that commenced on April 19, 1996, with an option to renew for an additional five-year period. In addition, the Company maintains 22 other offices in close proximity to certain of its larger clients. The leases for these offices vary in term and range from 1,000 to 10,000 square feet. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, individually or in the aggregate, that it believes could have a material adverse effect on its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded under the symbol "PRGX" on The Nasdaq Stock Market (Nasdaq). During 1995 and the first quarter of 1996, the Company's predecessors paid dividends and distributions to then-current equity owners totalling $10.7 million and $4.9 million, respectively. The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company's bank credit facility specifically prohibit payment of cash dividends. At February 28, 1997 there were approximately 1,200 beneficial holders of the Company's common stock and 79 holders of record. The following table sets forth, for the quarters indicated, the range of high and low prices for the Company's common stock as reported by Nasdaq since the Company's initial public offering.

                   1996 CALENDAR QUARTER                       HIGH         LOW
                   ---------------------                      -------     -------
1st Quarter (From March 26, 1996 through March 31, 1996)....    $16 1/2     $11(1)
2nd Quarter.................................................    $22 1/2     $15 1/4
3rd Quarter.................................................    $24 1/4     $11 1/2
4th Quarter.................................................    $21 1/2     $11 1/4

---------------

(1) Initial public offering price.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 1996. Such historical consolidated financial data as of and for the five years ended December 31, 1996 have been derived from the Company's Consolidated Financial Statements and Notes thereto, which have been audited by KPMG Peat Marwick LLP, independent auditors. The audited Consolidated Balance Sheets as of December 31, 1996 and 1995 and the related Consolidated Statements of Earnings, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1996 are included elsewhere herein. The selected pro forma Statements of Earnings data for the five years ended December 31, 1996 are unaudited. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996     1995(1)    1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF EARNINGS DATA:
  HISTORICAL
     Revenues....................................  $77,330   $56,031   $34,690   $25,262   $17,156
     Cost of revenues............................   40,330    30,554    18,163    13,299     9,137
     Selling, general and administrative
       expenses..................................   25,961    19,035    12,343     8,899     7,915
                                                   -------   -------   -------   -------   -------
          Operating income.......................   11,039     6,442     4,184     3,064       104
     Interest expense, net.......................      100     1,630       544       874     1,301
     Debt refinancing expenses...................       --        --        --       414        --
                                                   -------   -------   -------   -------   -------
          Earnings (loss) before income taxes....   10,939     4,812     3,640     1,776    (1,197)
     Income taxes(2).............................    7,789       305        --        --        --
                                                   -------   -------   -------   -------   -------
          Net earnings (loss)....................  $ 3,150   $ 4,507   $ 3,640   $ 1,776   $(1,197)
                                                   =======   =======   =======   =======   =======
     Cash dividends per share....................  $   .28   $   .93   $   .10   $    --   $    --
                                                   =======   =======   =======   =======   =======
  PRO FORMA(3)
     Historical earnings (loss) before income
       taxes.....................................  $10,939   $ 4,812   $ 3,640   $ 1,776   $(1,197)
     Pro forma income taxes (benefit)............    4,271     1,877     1,420       692       (15)
                                                   -------   -------   -------   -------   -------
          Pro forma net earnings (loss)..........  $ 6,668   $ 2,935   $ 2,220   $ 1,084   $(1,182)
                                                   =======   =======   =======   =======   =======
     Pro forma earnings per common and
       common equivalent share...................  $   .39   $   .21
                                                   =======   =======
     Weighted average common and common
       equivalent shares outstanding(4)..........   17,457    14,948
                                                   =======   =======

                                                                    DECEMBER 31,
                                                   -----------------------------------------------
                                                   1996(5)    1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents...................  $16,891   $   642   $ 1,284   $    98   $   375
     Working capital.............................   30,004     6,738     4,889     2,068     2,425
     Total assets................................   68,318    30,268    13,779    11,045    10,066
     Long-term debt, excluding current
       installments..............................      692    17,629     2,741     4,256     7,613
     Loans from shareholders.....................       --     1,075     1,075       208        --
     Total shareholders' equity (deficit)........   40,559    (3,402)    2,356      (167)   (1,941)

---------------

(1) Effective January 1, 1995, the Company acquired Fial & Associates, Inc. See
     Note 8 of Notes to Consolidated Financial Statements.
(2) In April 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in 1995 and $3.7 million in 1996 for cumulative deferred income taxes.

     The Company's 1996 provision for income taxes of $7.8 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.1 million in tax provisions at a 39.0% composite effective rate for the three quarters subsequent to the March 26, 1996 initial public offering.
(3) The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. Pro forma net earnings (loss) reflect, where applicable, a provision for income taxes to include the additional tax expense (benefit) as if the Company had been subject to federal and state income taxes for all periods presented rather than the individual shareholders and partners.
(4) Includes all common equivalent shares issued in 1995 as exercised and outstanding using the treasury stock method, as applicable, for the entirety of 1995 and for the first quarter of 1996. Also includes the effect of the two-for-one stock split effected in the form of a stock dividend at the time of the Company's March 26, 1996 initial public offering. See Note 1(k) of Notes to Consolidated Financial Statements.
(5) Balance Sheet Data as of December 31, 1996 reflect the receipt of net proceeds from the Company's March 26, 1996 initial public offering together with the partial use of such proceeds to repay substantially all debt obligations other than certain convertible debentures which were converted to equity immediately prior to the offering. See Notes 3 and 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of accounts payable and other recovery audit services to large retailers and other transaction-intensive companies. In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable, resulting in "lost profits." The Company identifies and documents these overpayments by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. The Company receives a contractually negotiated percentage of amounts recovered.

     The earliest of the Company's predecessors were formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc., which were formed in 1971 and 1985, respectively. In January 1995, the Company purchased certain assets of Fial & Associates, Inc., a U.S. competitor, which had 1994 revenues of $9.6 million. In the year ended December 31, 1995, former Fial & Associates accounts represented revenues of $12.1 million. In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and distributors of high technology products. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. The Company intends to continue pursuing domestic and international strategic acquisitions, including direct competitors and complementary businesses. See Note 8 of Notes to Consolidated Financial Statements.

     At present, the Company's revenues primarily are derived from large retail clients, such as discount, department, specialty, grocery and drug stores, as well as wholesale distributors. The Company also serves certain governmental agencies and healthcare providers. Revenues are recognized at the time overpayment claims are submitted to and approved by clients, as adjusted for estimated uncollectible claims. Claims submitted by the Company that are not approved by clients for whatever reason are not considered when recognizing revenues. Approved claims are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. Once credits are taken, the Company invoices its clients for a contractually stipulated portion of the recoveries. The Company's contract receivables are largely unbilled because it does not control either the timing of a client's claims processing activities or the timing of a client's payments for purchases from the vendors involved. See Note 1(c) of Notes to Consolidated Financial Statements. Although the Company records non-management auditor compensation expense at the time of related revenue recognition, substantially all compensation payments to these employees are made only from collected revenues.

     Estimated uncollectible claims are initially established, and subsequently adjusted, for each individual client based on historical collection rates, types of claims identified, current industry conditions, and other factors which, in the opinion of management, deserve recognition. The Company records revenues at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible claim estimates are directly charged or credited to earnings, as appropriate. There can be no assurance that estimates of uncollectible claims will be adequate and, if underestimated, the Company's financial condition and results of operations could be materially and adversely affected. See Note 1(c) of Notes to Consolidated Financial Statements.

     The Company has achieved significant revenue growth in recent years. Revenues for the years ended December 31, 1996, 1995 and 1994 increased by 38.0%, 61.5% and 37.3%, respectively. Excluding the impact of the Fial & Associates acquisition, 1995 revenues grew 26.6%. There can be no assurance that the Company will continue to achieve these high rates of revenue growth.

     The Company has successfully maintained high client retention rates with respect to larger accounts payable audit clients whose annual audit claims volumes are of sufficient size to be mutually beneficial. The Company has generally found that it may not be economically viable to provide recovery audit services to clients where annual revenues to the Company do not exceed $100,000.

     For the year ended December 31, 1996, the Company derived 14.4% of its revenues from Wal-Mart Stores, Inc. and its affiliates ("Wal-Mart") and 34.6% of revenues from its five largest clients (including Wal-Mart) as compared to 12.7% and 30.1%, respectively, for 1995 and 15.5% and 44.0%, respectively, for 1994. The Company anticipates that its reliance on any individual client or its five largest clients will decrease over time as its client base increases. Nevertheless, there can be no assurance that the Company's client base will increase or that the Company's largest clients will continue to utilize the Company's services at the same level. In addition, should one or more of such large clients file for bankruptcy or otherwise cease to do business with the Company, the Company's business, financial condition and results of operations could be materially and adversely affected.

     During the third quarter of 1996, the Company was notified by a large international grocery client that the Company will not be retained to serve as primary recovery auditor in 1997 with respect to the client's domestic operations. This client represented one of the five largest accounts of the Company during 1996, based on revenues, and 1996 domestic revenues derived from this client of $2.9 million represented 4.6% of all domestic revenues earned during 1996. The Company does not believe that the reduction in domestic revenues from this grocery client during 1997 will have a materially adverse effect on the Company's aggregate domestic revenues.

     The Company has operations outside the United States in Australia, Belgium, Canada, France, Germany, Mexico, The Netherlands, New Zealand, the United Kingdom and portions of Asia, including Hong Kong, Indonesia, Malaysia, Singapore, Taiwan and Thailand. Operations in Australia, Germany and New Zealand represented new Company initiatives in 1996. International operations have been phased in since 1992 and accounted for 18.9%, 12.5% and 14.1% of total Company revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Excluding the $12.1 million of domestic revenues achieved in 1995 as a result of the Fial & Associates acquisition, international revenues represented 16.0% of total revenues in 1995.

     The Company intends to initiate operations in South Africa and South America during 1997. The Company currently conducts all international operations through wholly-owned subsidiaries and intends to continue to do so where practicable. Alternatively, the Company will consider joint ventures and other partnering arrangements where dictated by local business practice.

     Continued international growth is an integral component of the Company's current strategic growth plans. Although the Company's recovery audit services constitute a generally accepted business practice among retailers in the U.S. and in certain other countries, there are countries where the types of services offered by the Company have not yet become generally accepted retailing business practice. There can be no assurance that the Company's services will be accepted by businesses, vendors or other involved parties in such international markets. The failure of such parties to accept and utilize the services offered by the Company could have a materially adverse effect on the Company's results of operations and growth. Additionally, in the Company's experience, entry into new international markets requires significant management time as well as start-up expenses for market development, hiring and establishing office facilities before any significant revenues are generated. As a result, initial operations in a new market may be at low margins or unprofitable.

     The Company is developing a revised compensation program for its non-management domestic field auditors which it believes will more equitably compensate these individuals for their unique experience, skills and contributions in meeting Company objectives. This revised program has been designed with considerable input from auditor focus groups, has been subjected to thorough in-house testing, and is currently undergoing extensive field tests. The revised program could be implemented as early as the second quarter of 1997. The Company has attempted to design the revised program such that future aggregate domestic auditor compensation expense will be unchanged from aggregate amounts which would otherwise be paid under the existing program. Although the Company and certain of its domestic auditors have expended considerable time and resources to design the revised program, there can be no assurance that it will meet its design objectives if it is implemented. If the revised compensation program is implemented and its design objectives are not met, the Company's domestic costs and revenues could be materially and adversely affected.

     The Company does not capitalize the costs of internally developed software. Accordingly, the costs of creating, upgrading and maintaining the Company's proprietary audit software tools are charged to operations as incurred.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Earnings for the periods indicated:

                                                           YEARS ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1996       1995       1994
                                                          -----      -----      -----
HISTORICAL
  Revenues..............................................  100.0%     100.0%     100.0%
  Cost of revenues......................................   52.1       54.5       52.3
  Selling, general and administrative expenses..........   33.6       34.0       35.6
                                                          -----      -----      -----
          Operating income..............................   14.3       11.5       12.1
  Interest expense, net.................................    0.2        2.9        1.6
                                                          -----      -----      -----
          Earnings before income taxes..................   14.1        8.6       10.5
  Income taxes..........................................   10.0        0.6         --
                                                          -----      -----      -----
          Net earnings..................................    4.1%       8.0%      10.5%
                                                          =====      =====      =====
PRO FORMA
  Historical earnings before income taxes...............   14.1%       8.6%      10.5%
  Pro forma income taxes................................    5.5        3.3        4.1
                                                          -----      -----      -----
          Pro forma net earnings........................    8.6%       5.3%       6.4%
                                                          =====      =====      =====

1996 COMPARED WITH 1995

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 38.0% to $77.3 million for 1996, up from $56.0 million in 1995. Of this $21.3 million increase, $13.7 million, or 64.3%, related to existing and new domestic accounts and $7.6 million, or 35.7%, related to revenue growth from international operations. Domestic revenue growth in 1996 of $13.7 million consisted of $5.7 million related to 35 new client accounts and $8.0 million related to provision of additional services to existing accounts.

     The Company considers international operations to be all operations located outside of the U.S. International revenues grew 108.1% to $14.6 million for 1996, up from $7.0 million for 1995. International revenues grew from 12.5% of total revenues in 1995 to 18.9% during 1996. The Company expects that revenues from international operations will grow at a more rapid rate than domestic revenues for the foreseeable future. There can be no assurance, however, that recent international growth trends will continue.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors and regional managers based primarily upon the level of overpayment recoveries. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and temporary clerical assistance. Cost of revenues decreased to 52.1% of revenues in 1996, down from 54.5% for 1995.

     Domestically, the Company's cost of revenues as a percentage of revenues decreased to 52.7% of revenues in 1996, down from 55.6% for 1995 due primarily to Fial & Associates contracts-in-progress acquired in January 1995. These auditor contracts, substantially all of which were concluded by December 31, 1995, carried higher auditor compensation rates than those customarily paid by the Company. Excluding the effect of this temporary $1.9 million rate-related differential, domestic cost of revenues as a percentage of domestic revenues would have been 51.7% in 1995.

     Internationally, cost of revenues increased to 49.7% of international revenues in 1996, up from 47.2% during 1995. This increase resulted from an increase in initial auditor compensation guarantees resulting from various new markets entered by the Company in 1996.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 33.6% in 1996 from 34.0% in 1995.

     Domestic selling, general and administrative expenses as a percentage of domestic revenues were relatively flat at 30.2% in 1996 and 30.4% in 1995. The Company's domestic selling, general and administrative expenses grew during 1996 at a rate approximately commensurate with its domestic revenue growth due primarily to space, equipment and personnel additions at its corporate headquarters facility in Atlanta, Georgia.

     International selling, general and administrative expenses decreased to 47.9% of international revenues in 1996, down from 58.7% during 1995 due principally to the 108.1% growth in international revenues in 1996 without a proportionate increase in selling, general and administrative expenses.

     Intangible assets result primarily from acquisitions of other companies and are amortized on a straight-line basis over the respective periods benefited. Amortization of intangible assets totaled $1.2 million in both 1996 and 1995.

     Operating Income. Operating income increased 71.4% to $11.0 million in 1996, up from $6.4 million in 1995. Operating income was 14.3% and 11.5% of revenues for 1996 and 1995, respectively. Excluding the effect of the temporary $1.9 million auditor compensation rate differential relating to contracts-in-progress acquired in January 1995 from Fial & Associates, operating income for 1995 would have been $8.3 million, or 15.0% of revenues.

     Interest Expense, Net. Interest expense, net, decreased to $100,000 in 1996, down from $1.6 million in 1995. Interest expense, net, for 1996 consisted of $495,000 of net interest expense incurred in the first quarter prior to the Company's March 26, 1996 initial public offering, less $395,000 of net interest income derived primarily from the net initial public offering proceeds during the remaining three quarters of the year.

     Earnings Before Income Taxes. Earnings before income taxes increased 127.3% to $10.9 million, up from $4.8 million in 1995. As a percentage of total revenues, earnings before income taxes were 14.1% in 1996 and 8.6% in 1995. Excluding the effect of the temporary $1.9 million auditor compensation rate differential relating to contracts-in-progress acquired in January 1995 from Fial & Associates, earnings before income taxes for 1995 would have been $6.7 million, or 12.1% of revenues.

     Income Taxes. The predecessor business entities that comprised the Company generally were either Subchapter S corporations or partnerships. As a result, income tax liabilities were the responsibilities of the respective shareholders and partners. In April 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in 1995 and $3.7 million in 1996 for cumulative deferred income taxes. The Company's 1996 provision for income taxes of $7.8 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.1 million in tax provisions at a 39.0% composite effective rate for the three quarters subsequent to the March 26, 1996 initial public offering.

     Pro Forma Income Taxes. The results of operations for 1996 and 1995 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined effective rate of 39.0% as if the Company's predecessors had been C corporations throughout such periods.

1995 COMPARED WITH 1994

     Revenues. Revenues increased 61.5% to $56.0 million for 1995, up from $34.7 million in 1994. Of this $21.3 million increase, $12.1 million, or 56.8%, related to domestic client accounts acquired through the Fial & Associates acquisition, $7.1 million, or 33.3%, related to revenue growth from existing and new domestic accounts other than those acquired from Fial & Associates, and $2.1 million, or 9.9%, related to revenue growth from international operations. Non-Fial & Associates domestic revenue growth of $7.1 million in 1995 consisted of $3.0 million related to 28 new client accounts and $4.1 million related to provision of additional services to existing accounts.

     International revenues grew 44.0% to $7.0 million for 1995, up from $4.9 million for 1994. Excluding the effect of the Fial & Associates acquisition on the Company's 1995 revenues, international revenues grew to 16.0% of total revenues in 1995, up from 14.1% in 1994.

     Cost of Revenues. Cost of revenues was 54.5% in 1995, up from 52.3% in 1994.

     Domestically, the Company's cost of revenues as a percentage of revenues increased to 55.6% in 1995 from 51.5% in 1994 due primarily to Fial & Associates contracts-in-progress acquired in January 1995. These auditor contracts, substantially all of which were concluded by December 31, 1995, carried higher auditor compensation rates than those customarily paid by the Company. Excluding the effect of this temporary $1.9 million rate-related differential, domestic cost of revenues as a percentage of domestic revenues would have been 51.7% in 1995.

     Internationally, cost of revenues decreased to 47.2% of international revenues in 1995 from 57.6% during 1994. This decrease resulted from the gradual reduction of initial auditor compensation guarantees in various newer markets as auditor commissions were earned on increasing international revenues.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 34.0% in 1995 from 35.6% in 1994. This reduction resulted primarily from the domestic assimilation and subsequent growth of client accounts acquired in January 1995 from Fial & Associates without proportional increases in selling, general and administrative expenses. In addition, international selling, general and administrative expenses decreased to 58.7% of international revenues during 1995 from 65.1% during 1994 due principally to the 44.0% growth of international revenues in 1995.

     Amortization of intangible assets totaled $1.2 million in 1995 and $1.1 million in 1994.

     Operating Income. Operating income increased 53.9% to $6.4 million in 1995, up from $4.2 million in 1994. Operating income was 11.5% and 12.1% of revenues for 1995 and 1994, respectively. Excluding the effect of the temporary $1.9 million auditor compensation rate differential relating to contracts-in-progress acquired in January 1995 from Fial & Associates, operating income for 1995 would have been $8.3 million, or 15.0% of revenues.

     Interest Expense, Net. Interest expense, net, increased to $1.6 million in 1995 from $544,000 in 1994. Of this $1.1 million increase, $450,000, or 41.4%, related to debt incurred in connection with the Fial & Associates acquisition, and the remaining $636,000, or 58.6%, resulted from additional bank debt and other borrowings used to finance the Company's worldwide expansion efforts.

     Earnings Before Income Taxes. Earnings before income taxes increased 32.2% to $4.8 million in 1995 from $3.6 million in 1994. As a percentage of total revenues, earnings before income taxes were 8.6% and 10.5% for 1995 and 1994, respectively. Excluding the effect of the temporary $1.9 million auditor compensation rate differential relating to contracts-in-progress acquired in January 1995 from Fial & Associates, earnings before income taxes for 1995 would have been $6.7 million, or 12.1% of revenues.

     Income Taxes. The predecessor business entities that comprised the Company generally were either Subchapter S corporations or partnerships. As a result, income tax liabilities were the responsibilities of the respective shareholders and partners. In April 1995, the Company's predecessors reorganized and its international entities became C corporations. In connection with this 1995 reorganization, the Company established a net deferred tax liability of $305,000 and recorded a charge to the 1995 Consolidated Statement of Earnings related to this termination of Subchapter S corporation status for the international entities.

     Pro Forma Income Taxes. The pro forma provision for income taxes reflects the additional income tax expense as if the Company were liable for federal and state income taxes rather than the individual shareholders and partners. Pro forma income taxes for 1995 and 1994 were calculated at a combined effective rate of 39.0% as if the Company's predecessors had been C corporations throughout such periods.

QUARTERLY RESULTS

     The following tables set forth certain unaudited quarterly financial data for each of the Company's last eight quarters and such data expressed as a percentage of the Company's revenues for the respective quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                   1996 QUARTER ENDED                             1995 QUARTER ENDED
                                       ------------------------------------------     ------------------------------------------
                                       MAR. 31    JUNE 30    SEPT. 30    DEC. 31      MAR. 31    JUNE 30    SEPT. 30    DEC. 31
                                       --------   --------   ---------   --------     --------   --------   ---------   --------
                                                                            (IN THOUSANDS)
Revenues.............................  $15,615    $17,963     $21,964    $21,788      $10,722    $12,999     $16,249    $16,061
Cost of revenues.....................    8,623      9,480      11,002     11,225        6,662      6,867       8,364      8,661
Selling, general and administrative
  expenses...........................    6,031      6,040       6,623      7,267        4,005      4,430       5,008      5,592
                                       -------    -------     -------    -------      -------    -------     -------    -------
        Operating income.............      961      2,443       4,339      3,296           55      1,702       2,877      1,808
Interest expense (income), net.......      495       (106)       (162)      (127)         221        389         479        541
                                       -------    -------     -------    -------      -------    -------     -------    -------
        Earnings (loss) before income
          taxes......................      466      2,549       4,501      3,423         (166)     1,313       2,398      1,267
Income taxes.........................    3,700        994       1,759      1,336           --        305          --         --
                                       -------    -------     -------    -------      -------    -------     -------    -------
        Net earnings (loss)..........  $(3,234)   $ 1,555     $ 2,742    $ 2,087      $  (166)   $ 1,008     $ 2,398    $ 1,267
                                       =======    =======     =======    =======      =======    =======     =======    =======
PRO FORMA
  Historical earnings (loss) before
    income taxes.....................  $   466    $ 2,549     $ 4,501    $ 3,423      $  (166)   $ 1,313     $ 2,398    $ 1,267
  Pro forma income taxes (benefit)...      182        994       1,759      1,336          (65)       512         935        495
                                       -------    -------     -------    -------      -------    -------     -------    -------
        Pro forma net earnings
          (loss).....................  $   284    $ 1,555     $ 2,742    $ 2,087      $  (101)   $   801     $ 1,463    $   772
                                       =======    =======     =======    =======      =======    =======     =======    =======

                                                   1996 QUARTER ENDED                             1995 QUARTER ENDED
                                       ------------------------------------------     ------------------------------------------
                                       MAR. 31    JUNE 30    SEPT. 30    DEC. 31      MAR. 31    JUNE 30    SEPT. 30    DEC. 31
                                       --------   --------   ---------   --------     --------   --------   ---------   --------
Revenues.............................   100.0%     100.0%      100.0%     100.0%       100.0%     100.0%      100.0%     100.0%
Cost of revenues.....................    55.2       52.8        50.1       51.5         62.1       52.8        51.5       53.9
Selling, general and administrative
  expenses...........................    38.6       33.6        30.1       33.4         37.4       34.1        30.8       34.8
                                        -----      -----       -----      -----        -----      -----       -----      -----
        Operating income.............     6.2       13.6        19.8       15.1          0.5       13.1        17.7       11.3
Interest expense (income), net.......     3.2       (0.6)       (0.7)      (0.6)         2.0        3.0         2.9        3.4
                                        -----      -----       -----      -----        -----      -----       -----      -----
        Earnings (loss) before income
          taxes......................     3.0       14.2        20.5       15.7         (1.5)      10.1        14.8        7.9
Income taxes.........................    23.7        5.5         8.0        6.1           --        2.3          --         --
                                        -----      -----       -----      -----        -----      -----       -----      -----
        Net earnings (loss)..........   (20.7)%      8.7%       12.5%       9.6%        (1.5)%      7.8%       14.8%       7.9%
                                        =====      =====       =====      =====        =====      =====       =====      =====
PRO FORMA
  Historical earnings (loss) before
    income taxes.....................     3.0%      14.2%       20.5%      15.7%        (1.5)%     10.1%       14.8%       7.9%
  Pro forma income taxes (benefit)...     1.2        5.5         8.0        6.1         (0.6)       3.9         5.8        3.1
                                        -----      -----       -----      -----        -----      -----       -----      -----
        Pro forma net earnings
          (loss).....................     1.8%       8.7%       12.5%       9.6%        (0.9)%      6.2%        9.0%       4.8%
                                        =====      =====       =====      =====        =====      =====       =====      =====

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year, with its highest revenues typically realized in the third quarter. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which is the principal industry served by the Company. Should this trend not continue, the Company's profitability for any affected quarter and the entire year could be severely and adversely impacted due to ongoing selling, general and administrative expenses that are largely fixed over the short term.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1996, the Company's predecessors had acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements prior to the Company's initial public offering were met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On March 26, 1996, the Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from the offering. Of these proceeds, approximately $1.1 million was subsequently utilized to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and partnership distributions, and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than that portion of certain convertible debt that was converted to common stock concurrent with the initial public offering). Substantially all of the remaining $14.2 million continued to be available as of December 31, 1996 to expand international operations, to acquire complementary businesses and for general corporate purposes, including working capital.

     In September 1996, the Company executed a $20.0 million credit facility with NationsBank N.A. (South). The facility permits the Company to borrow up to $20.0 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and employ the remaining $10.0 million for mergers and acquisitions. Through February 28, 1997, the Company had made no draws against this credit facility pursuant to which borrowings can be made through September 1998. See Note 3 of Notes to Consolidated Financial Statements.

     Net cash provided by operating activities was $1.9 million, $2.5 million and $3.6 million for 1996, 1995 and 1994, respectively. During 1996, the Company overestimated its federal and state income tax liabilities resulting in $2.0 million in refundable income taxes on its Consolidated Balance Sheet at December 31, 1996.

Excluding the effect of having made this $2.0 million in excess payments, net cash provided by operating activities would have been $3.9 million in 1996.

     The Company historically has earned revenues on a relatively ratable basis within a given quarter of operations. During the third and fourth quarters of 1996, unusually large proportions of total quarterly revenues were earned in the last halves of such quarters resulting in a higher than planned level of accounts receivable on the Company's Consolidated Balance Sheet at December 31, 1996. The Company does not believe that the revenue achievement patterns experienced within the third and fourth quarters of 1996 are indicative of a developing trend. There can be no assurance, however, that historically experienced intra-quarterly revenue achievement patterns will continue.

     Net cash used in investing activities was $5.1 million, $2.6 million and $419,000 for 1996, 1995 and 1994, respectively. Due to the Company's rapid growth, the Company doubled the size of its Atlanta home office during 1996 to approximately 45,000 square feet. This project was completed in the third quarter of 1996 and, combined with ongoing computer-related equipment additions, comprised the majority portion of the Company's property and equipment additions for 1996.

     Net cash provided by financing activities in 1996 was $19.4 million, and reflects proceeds from the Company's initial public offering, net of repayments of debt and other obligations paid from those proceeds. Net cash used in financing activities was $586,000 and $2.0 million, respectively, for 1995 and 1994.

     The Company believes that its current working capital, its existing line of credit and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 1998.

FORWARD-LOOKING STATEMENTS

     Statements made in this 1996 Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings, including the Risk Factors section of the Company's Prospectus dated March 26, 1996, included in its registration statement on Form S-1 (file number 333-1086).

ITEM 8.  FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    20
Consolidated Statements of Earnings for the Years ended
  December 31, 1996, 1995 and 1994..........................    21
Consolidated Balance Sheets as of December 31, 1996 and
  1995......................................................    22
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years ended December 31, 1996, 1995 and 1994......    23
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1996, 1995 and 1994..........................    24
Notes to Consolidated Financial Statements..................    25

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Profit Recovery Group International, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related Consolidated Statements of Earnings, Shareholders' Equity (Deficit), and Cash Flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Atlanta, Georgia
January 24, 1997, except for
  the final paragraph of Note 8,
  as to which the date is
  February 11, 1997

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996       1995       1994
                                                              -------    -------    -------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
Revenues....................................................  $77,330    $56,031    $34,690
Cost of revenues............................................   40,330     30,554     18,163
Selling, general, and administrative expenses...............   25,961     19,035     12,343
                                                              -------    -------    -------
          Operating income..................................   11,039      6,442      4,184
Interest expense, net (Note 2)..............................      100      1,630        544
                                                              -------    -------    -------
          Earnings before income taxes......................   10,939      4,812      3,640
Income taxes (Note 5).......................................    7,789        305         --
                                                              -------    -------    -------
          Net earnings......................................  $ 3,150    $ 4,507    $ 3,640
                                                              =======    =======    =======
(Unaudited) pro forma information:
  Historical earnings before income taxes...................  $10,939    $ 4,812    $ 3,640
  Pro forma income taxes (Note 5)...........................    4,271      1,877      1,420
                                                              -------    -------    -------
     Pro forma net earnings.................................  $ 6,668    $ 2,935    $ 2,220
                                                              =======    =======    =======
  Pro forma earnings per common and common equivalent
     share..................................................  $   .39    $   .21
                                                              =======    =======
  Weighted average common and common equivalent shares
     outstanding............................................   17,457     14,948
                                                              =======    =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,
                                                              -----------------
                                                               1996      1995
                                                              -------   -------
                                                               (IN THOUSANDS)
                                    ASSETS
Current assets:
  Cash and cash equivalents.................................  $16,891   $   642
  Receivables:
     Billed contract receivables............................    3,864     3,203
     Unbilled contract receivables..........................   30,734    15,961
     Employee advances......................................    1,363       560
                                                              -------   -------
          Total receivables.................................   35,961    19,724
                                                              -------   -------
  Refundable income taxes...................................    2,049        --
  Prepaid expenses and other current assets.................      528       302
                                                              -------   -------
          Total current assets..............................   55,429    20,668
                                                              -------   -------
Property and equipment:
  Computer and other equipment..............................    5,753     2,697
  Furniture and fixtures....................................    1,569       615
  Leasehold improvements....................................    1,183       117
                                                              -------   -------
                                                                8,505     3,429
  Less accumulated depreciation and amortization............    2,272       918
                                                              -------   -------
                                                                6,233     2,511
                                                              -------   -------
Noncompete agreements, less accumulated amortization of
  $2,759 in 1996 and $1,725 in 1995.........................    4,509     5,543
Deferred loan costs, less accumulated amortization of $8 in
  1996 and $133 in 1995.....................................       56       867
Goodwill, less accumulated amortization of $157 in 1996 and
  $79 in 1995...............................................      393       471
Deferred income taxes (Note 5)..............................    1,174        --
Other assets................................................      524       208
                                                              -------   -------
                                                              $68,318   $30,268
                                                              =======   =======
                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable to bank.....................................  $    --   $ 1,763
  Current installments of long-term debt (Note 3)...........       79     2,522
  Accounts payable and accrued expenses.....................    1,383     1,504
  Accrued payroll and related expenses......................   16,356     7,836
  Deferred income taxes (Note 5)............................    7,607       305
                                                              -------   -------
          Total current liabilities.........................   25,425    13,930
Long-term debt, excluding current installments (Note 3).....      692    17,629
Loans from shareholders (Note 2)............................       --     1,075
Deferred compensation (Note 6)..............................    1,642     1,036
                                                              -------   -------
          Total liabilities.................................   27,759    33,670
                                                              -------   -------
Shareholders' equity (deficit):
  Common stock (Notes 7 and 9)..............................       18        58
  Additional paid-in capital (Notes 7 and 9)................   34,188    (1,108)
  Cumulative translation adjustments........................      (31)      (51)
  Retained earnings (accumulated deficit)...................    6,384    (2,301)
                                                              -------   -------
          Total shareholders' equity (deficit)..............   40,559    (3,402)
Commitments (Notes 2 and 4).................................
                                                              -------   -------
                                                              $68,318   $30,268
                                                              =======   =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                      RETAINED         TOTAL
                                         ADDITIONAL                   CUMULATIVE      EARNINGS     SHAREHOLDERS'
                                COMMON    PAID-IN     SUBSCRIPTIONS   TRANSLATION   (ACCUMULATED      EQUITY
                                STOCK     CAPITAL      RECEIVABLE     ADJUSTMENTS     DEFICIT)       (DEFICIT)
                                ------   ----------   -------------   -----------   ------------   -------------
                                                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1993........................   $ 54     $     --         $--           $(14)        $  (207)        $  (167)
Net earnings..................     --           --          --             --           3,640           3,640
Issuance of common stock......      3           --          (3)            --              --              --
Distributions.................     --           --          --             --          (1,075)         (1,075)
Cumulative translation
  adjustments.................     --           --          --            (42)             --             (42)
                                 ----     --------         ---           ----         -------         -------
BALANCE AT DECEMBER 31,
  1994........................     57           --          (3)           (56)          2,358           2,356
Net earnings..................     --           --          --             --           4,507           4,507
Proceeds from subscription
  receivable..................     --           --           3             --              --               3
Effect of reorganization
  (Note 1(a)).................     --       (1,550)         --             --           1,550              --
Distributions.................     --           --          --             --         (10,716)        (10,716)
Cumulative translation
  adjustments.................     --           --          --              5              --               5
Issuance of common stock in
  acquisition of Fial &
  Associates, Inc.............      1          442          --             --              --             443
                                 ----     --------         ---           ----         -------         -------
BALANCE AT DECEMBER 31,
  1995........................     58       (1,108)         --            (51)         (2,301)         (3,402)
Net earnings..................     --           --          --             --           3,150           3,150
Effect of stock split.........    (57)          57          --             --              --              --
Issuance of shares under
  employee stock option
  plans.......................     --          132          --             --              --             132
Tax effect of issuance of
  option shares to
  employees...................     --          115          --             --              --             115
Effect of reorganization,
  including termination of
  Subchapter S and partnership
  status (Note 1(a))..........      2      (10,464)         --             51          10,411              --
Distributions.................     --           --          --             --          (4,876)         (4,876)
Cumulative translation
  adjustments.................     --           --          --            (31)             --             (31)
Issuance of common stock......      4       34,008          --             --              --          34,012
Conversion of 5% convertible
  debentures..................     11       11,448          --             --              --          11,459
                                 ----     --------         ---           ----         -------         -------
BALANCE AT DECEMBER 31,
  1996........................   $ 18     $ 34,188         $--           $(31)        $ 6,384         $40,559
                                 ====     ========         ===           ====         =======         =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1996       1995      1994
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  3,150   $  4,507   $ 3,640
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization..........................     2,460      1,810     1,258
     Loss on sale of property and equipment.................        --         79        --
     Deferred compensation expense..........................       606        474       241
     Deferred income taxes..................................     6,823        305        --
     Foreign translation adjustments........................       (31)         5       (42)
     Changes in assets and liabilities, net of effect of
       acquisition:
       Receivables..........................................   (16,237)    (6,755)   (2,362)
       Prepaid expenses and other current assets............      (226)      (237)       42
       Refundable income taxes..............................    (2,049)        --        --
       Other assets.........................................      (316)      (132)      (67)
       Accounts payable and accrued expenses................      (816)       957       240
       Accrued payroll and related expenses.................     8,520      1,518       660
                                                              --------   --------   -------
          Net cash provided by operating activities.........     1,884      2,531     3,610
                                                              --------   --------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (5,076)    (2,048)     (486)
  Acquisition of Fial & Associates, Inc.....................        --       (550)       --
  Net decrease in notes receivable from affiliates..........        --         11        67
                                                              --------   --------   -------
          Net cash used in investing activities.............    (5,076)    (2,587)     (419)
                                                              --------   --------   -------
Cash flows from financing activities:
  Net increase in (repayments of) note payable to bank......    (1,763)     1,763        --
  Proceeds from issuance of long-term debt..................        --     12,800     3,739
  Proceeds from loans from shareholders.....................     2,600         --     1,654
  Repayments of long-term debt..............................    (7,104)    (2,853)   (5,515)
  Payments of deferred loan costs...........................        --     (1,000)       --
  Repayments of loans from shareholders.....................    (3,675)      (580)     (808)
  Net proceeds from common stock............................    34,259          1        --
  Distributions.............................................    (4,876)   (10,717)   (1,075)
                                                              --------   --------   -------
          Net cash provided by (used in) financing
            activities......................................    19,441       (586)   (2,005)
                                                              --------   --------   -------
          Net change in cash and cash equivalents...........    16,249       (642)    1,186
Cash and cash equivalents at beginning of year..............       642      1,284        98
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 16,891   $    642   $ 1,284
                                                              ========   ========   =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $  1,091   $  1,207   $   491
                                                              ========   ========   =======
  Cash paid during the year for income taxes................  $  3,585   $     --   $    --
                                                              ========   ========   =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

  Description of Business

     The principal business of The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is providing accounts payable and other recovery audit services to large retailers and other transaction intensive companies. Such large retail clients include discount, department, specialty, grocery, and drug stores as well as wholesale distributors. The Company also serves certain governmental agencies and healthcare providers. The Company provides its services throughout North America, Western Europe, and the far eastern countries of Asia.

     On March 26, 1996, the Company completed the initial public offering of its common stock.

  Basis of Presentation

     Prior to a reorganization in April 1995, the Company was a combination of the following eight entities with common control: The Profit Recovery Group, Inc. ("PRG"); The Profit Recovery Group International, L.P. ("PRG L.P."); PRG International Inc.; The Profit Recovery Group Asia, Inc. ("Asia"); The Profit Recovery Group Canada, Inc. ("Canada"); The Profit Recovery Group France, Inc. ("France"); The Profit Recovery Group Mexico, Inc. ("Mexico"); and The Profit Recovery Group U.K., Inc. ("UK").

     The April 1995 reorganization principally included the contribution of the capital stock in Asia, Canada, France, Mexico, and the UK (collectively referred to as the "Foreign Operating Companies") to a newly formed subsidiary of PRG L.P., PRG International Holding Co. ("PRG Holdco"). Subsequent to this reorganization, the Company was a combination of the following three entities with common ownership: The Profit Recovery Group International I, Inc.
("PRGI" -- formerly PRG), PRG L.P., and PRG Holdco and its five wholly owned subsidiaries, which are the Foreign Operating Companies. All reorganization transactions were between parties under common control and, accordingly, were accounted for in a manner similar to that in a pooling-of-interests.

     In connection with the Company's March 1996 initial public offering of its common stock, a further reorganization was effected. Immediately subsequent to this reorganization, the Company consisted of The Profit Recovery Group International, Inc. as the publicly traded parent company and seven wholly owned subsidiaries: PRGI, Asia, Canada, France, Mexico, UK, and The Profit Recovery Group Belgium, Inc. ("Belgium"). All reorganization transactions were between parties under common control and, accordingly, were accounted for in a manner similar to that in a pooling-of-interests. Upon completion of the March 1996 reorganization, United States operations were conducted through PRGI and the international operations through the other six subsidiaries.

     Subsequent additions of international operating entities included The Profit Recovery Group Australia, Inc. (May 1996), The Profit Recovery Group New Zealand, Inc. (May 1996), The Profit Recovery Group Netherlands, Inc. (May
1996), The Profit Recovery Group Germany, Inc. (June 1996), and The Profit Recovery Group Singapore PTE LTD (October 1996).

(b) Principles of Consolidation

     The consolidated financial statements of the Company in 1996 and the combined financial statements of the Company for 1995 and 1994 include the financial statements of the aforementioned entities. All significant intercompany balances and transactions have been eliminated in consolidation or combination.

     The consolidated or combined financial statements have been prepared in conformity with generally accepted accounting principles. In preparing these financial statements, management is required to make a

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. A material estimate that is particularly susceptible to change is the estimation of uncollectible claims (see (c) Revenue Recognition).

(c) Revenue Recognition

     The Company's revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit services to be provided by the Company, (c) client's duties in assisting and cooperating with the Company, and (d) fee payable to the Company expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified. In addition to contractual provisions, most clients also establish specific procedural guidelines which the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. The Company defers revenue recognition until client guidelines, of whatever nature, have been satisfied.

     With respect to each identified and documented claim for which client-imposed procedural guidelines have been satisfied, the Company believes that it has completed substantially all contractual obligations to its client at the time such claim is presented to, and approved by, appropriate client personnel. The Company further believes that at the time a claim is submitted and accepted by its client, such claim represents a valid overpayment due to the client from its vendor. Accordingly, the Company believes that it is entitled to its fee upon acceptance of such claim by its client, subject to (a) customary and routine claim disallowance adjustments by the vendor resulting primarily from the receipt of previously unknown information, and (b) applicable laws. Disallowances of client-approved claims are susceptible to experience-based estimation.

     The Company's standard client contract imposes a duty on the client to process promptly all claims against vendors. In the interest of vendor relations, however, many clients modify the standard client contract with the Company to provide that they retain discretion whether to pursue collection of a claim. In the Company's experience, it is extremely unusual for a client to forego the collection of a large, valid claim. In some cases, a vendor may dispute a claim by providing additional documentation or information supporting its position. Consequently, many clients revise the Company's standard client contract to clarify that the Company is not entitled to payment of its fee until the client recovers the claim from its vendor.

     Revenues are recognized at the time overpayment claims are presented to and approved by clients, as adjusted for estimated uncollectible claims. Submitted claims that are not approved by clients for whatever reason are not considered when recognizing revenues. Estimated uncollectible claims are initially established, and subsequently adjusted, for each individual client based on historical collection rates, types of claims identified, current industry conditions, and other factors which, in the opinion of management, deserve recognition. The Company records revenues at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible claim estimates are directly charged or credited to earnings, as appropriate.

     Approved claims are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. Once credits are taken, the Company invoices its clients for a contractually stipulated percentage of the amounts recovered. The Company's contract receivables are largely unbilled because it does not control (a) the timing of a client's claims processing activities, or (b) the timing of a client's payments for current and future purchases. In the Company's experience, material receivables are expected to be collected within one year after such receivables are recorded.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(d) Cash Equivalents

     Cash equivalents at December 31, 1996 consisted of an $11.9 million reverse repurchase agreement with NationsBank, N.A. (South) which was fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on December 31, 1996, matured and was settled on January 2, 1997.

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

(e) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated life of the asset.

(f) Direct Expenses

     Direct expenses incurred during the course of the accounts payable audits and other audit services are expensed as incurred.

     Non-management auditor compensation expense is recorded at the time of related revenue recognition and subsequently paid as such revenue is collected. Previously established auditor compensation accruals are subsequently adjusted on a monthly basis to correspond with adjustments to uncollectible claim estimates. All other Company employees are compensated on the basis of salary and in certain cases, bonuses, which are charged to operations as incurred.

(g) Software Development Costs

     Software development costs related to the development of the Company's proprietary audit software are expensed as incurred.

(h) Intangibles

     Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company evaluates the unique relevant aspects of each individual acquisition when establishing an appropriate goodwill amortization period, and amortizes all goodwill amounts on a straight-line basis. Goodwill recorded as of December 31, 1996 is being amortized over seven years.

     Noncompete Agreements. Noncompete agreements are recorded at cost and are amortized on a straight-line basis over the terms of the respective agreements.

     Deferred Loan Costs. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the terms of the respective loan agreements.

(i) Income Taxes

     The Company's predecessors (prior to March 28, 1996 for domestic entities and April 24, 1995 for international entities) consisted of Subchapter S corporations and a partnership. As such, the Federal and state income taxes with regard to these entities historically have been the responsibility of the respective shareholders and partners. The results of operations for all periods presented which include operations prior to

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

April 1, 1996 have been adjusted on a pro forma basis to reflect Federal and state income taxes at a combined rate of 39% as if the Company's predecessors had been C corporations throughout such periods.

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

     Income taxes are accounted for under the asset and liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Foreign Currency Translation

     The local currency has been used as the functional currency in the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders' equity (deficit). Transaction gains and losses included in results of operations are not material.

(k) Pro Forma Earnings Per Common and Common Equivalent Share

     For all periods prior to April 1, 1996, pro forma earnings per common and common equivalent share have been computed by dividing the pro forma net earnings, which gives effect to pro forma income taxes, by the weighted average number of common and common equivalent shares outstanding during the period, after giving effect to the reorganization enacted at the time of the Company's March 1996 initial public offering. For purposes of determining the weighted average number of common and common equivalent shares for all periods prior to April 1, 1996, the Company has followed required supplementary guidance contained in Securities and Exchange Commission Staff Accounting Bulletin Topic 4D and has treated all common shares, warrants, options, and convertible debentures issued within one year prior to its initial public offering as exercised and outstanding, using the treasury stock method, regardless if the effect was antidilutive. In addition, the aforementioned computation includes the equivalent number of common shares derived from dividing the $4.9 million in 1996 dividends and distributions by $11.00 per share.

     For periods subsequent to March 31, 1996, the weighted average number of common and common equivalent shares has been derived pursuant to requirements of Accounting Principles Board Opinion No. 15, "Earnings per Share." Common equivalent shares consist of dilutive stock options, calculated using the treasury stock method. Fully diluted earnings per share are not significantly different from the primary earnings per share presented.

(l) Employee Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

(m) Reclassifications

     Certain reclassifications have been made to the 1994 and 1995 consolidated financial statements to conform to the presentation in 1996.

(2)  RELATED PARTY TRANSACTIONS

     Loans from shareholders at December 31, 1995 consisted of promissory notes with interest at 8.5%, due January 31, 1998. All loans from shareholders were repaid in full immediately subsequent to the Company's March 1996 initial public offering.

     Interest expense on loans from shareholders for the years ended December 31, 1996, 1995, and 1994 was approximately $38,000, $140,000, and $36,000, respectively.

     Financial advisory and management services historically have been provided to the Company by two directors who are also shareholders of the Company. In addition, a director elected in 1995 provided management advisory services to the Company from July 1995 through December 1996, but will no longer provide such services effective January 1, 1997. Such services by directors aggregated $293,000 in 1996, $406,000 in 1995, and $174,000 in 1994. The Company has agreed to pay the above-mentioned two directors a minimum of $140,000 in 1997 for financial advisory and management services.

(3)  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995 is summarized as follows:

                                                              1996     1995
                                                              ----    -------
                                                              (IN THOUSANDS)
5% subordinated convertible debentures, with interest
  payable annually, repaid in part and the remainder
  converted to equity in Company in March 1996..............  $ --    $12,700
10% noncompete agreement obligation, prepaid in entirety in
  April 1996................................................    --      3,997
5.05% promissory note, principal and interest payable in
  annual installments of $100,000 beginning December 1997
  through December 2008.....................................   771        745
Promissory note, prepaid in entirety in April 1996..........    --      2,709
                                                              ----    -------
                                                               771     20,151
Less current installments...................................    79      2,522
                                                              ----    -------
          Long-term debt, excluding current installments....  $692    $17,629
                                                              ====    =======

     Immediately prior to the Company's March 26, 1996 initial public offering of its common stock, holders of the $12.7 million in convertible debentures elected to convert $12.3 million into equity of the Company. The remaining debentures together with accrued interest on the entire $12.7 million were paid in April 1996 with a portion of the initial public offering proceeds. Additionally, $817,000 in deferred loan costs directly related to the debentures was reclassified as a reduction in shareholders' equity concurrent with the conversion of the debentures. In connection with the debentures origination, an investment banking firm received a

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES warrant to purchase 63,530 shares of PRGI's common stock for $5.89 per share. This warrant was exercised in full immediately prior to the Company's initial public offering.

     In September 1996, the Company executed a $20 million credit facility with NationsBank N.A. (South). The facility permits the Company to borrow up to $20 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10 million as a revolving line of credit for working capital and employ the remaining $10 million for mergers and acquisitions. Through December 31, 1996, the Company made no draws against this credit facility. The credit facility is secured by substantially all assets of the Company and interest on borrowings may be tied to either prime or LIBOR at the Company's discretion. The Company's ability to borrow additional amounts under the credit facility expires September 1998 although repayment of individual term loan borrowings made before or during September 1998 are repayable over 48 months. The Company is required to repay all amounts outstanding under the revolving line of credit portion of the aggregate credit facility and to refrain from borrowing any amounts under such line of credit portion for at least a 30-consecutive-day period each year. The credit facility requires an annual commitment fee of 1/4 of 1% and contains customary covenants, including financial ratios and the prohibition of cash dividend payments to shareholders. At December 31, 1996, the Company was in compliance with all such covenants.

     Approximate future minimum annual principal payments for long-term debt for each of the five years subsequent to December 31, 1996 are as follows (in thousands):

1997........................................................  $ 79
1998........................................................    55
1999........................................................    58
2000........................................................    60
2001........................................................    64

     In December 1995, the Company extinguished a noncompete agreement obligation. Such extinguishment resulted in a loss which was not material.

(4)  LEASE COMMITMENTS

     The Company is committed under noncancelable operating lease arrangements for facilities and equipment. Rent expense for 1996, 1995, and 1994 was $2,481,000, $1,041,000, and $832,000, respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
1997........................................................  $ 1,910
1998........................................................    1,547
1999........................................................    1,191
2000........................................................    1,069
2001........................................................      927
Thereafter..................................................    4,780
                                                              -------
                                                              $11,424
                                                              =======

(5)  INCOME TAXES

HISTORICAL

     Prior to the April 1995 reorganization, the historical income taxes were the responsibility of the shareholders and partners (see Note 1(i) Income Taxes). In connection with the April 1995 reorganization,

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES the Company established a net deferred tax liability of approximately $305,000 as a charge to the 1995 Consolidated Statement of Earnings related to the five Foreign Operating Companies' termination of the Subchapter S corporation status. The results of operations for the five Foreign Operating Companies from May 1995 to December 1995 represented a taxable loss which was fully offset by a deferred income tax valuation allowance. Such amounts and related deferred income tax temporary differences were not significant.

     In connection with the Company's March 1996 initial public offering, a further reorganization occurred and the Subchapter S corporation status or partnership status of all then remaining entities that comprised the Company was terminated. These terminations resulted in the establishment of an additional deferred tax liability of approximately $3.7 million and a corresponding charge to the 1996 Consolidated Statement of Earnings.

     The provision for income taxes for the year ended December 31, 1996 consists of the following (in thousands):

Current:
  Federal...................................................  $  813
  State.....................................................     153
                                                              ------
                                                                 966
                                                              ------
Deferred:
  Federal...................................................   5,997
  State.....................................................     826
                                                              ------
                                                               6,823
                                                              ------
          Total.............................................  $7,789
                                                              ======

     A reconciliation of income tax expense at the Federal statutory rate of 34% to actual tax expense for the year ended December 31, 1996 follows (in thousands):

Income taxes at Federal statutory rate......................  $3,719
Establishment of deferred tax liability due to termination
  of Subchapter S corporation status and partnership
  status....................................................   3,700
State income taxes, net of Federal income tax benefit.......     646
Pro forma income taxes that were the responsibility of the
  shareholders and partners.................................    (158)
Other, net..................................................    (118)
                                                              ------
                                                              $7,789
                                                              ======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the components of deferred tax liabilities and assets as of December 31, 1996 follows (in thousands):

Deferred tax liabilities:
  Contract receivables......................................  $11,987
  Accelerated depreciation for tax purposes.................      234
  Goodwill..................................................      154
                                                              -------
          Gross deferred tax liabilities....................   12,375
                                                              -------
Deferred tax assets:
  Cash to accrual conversion from termination of Subchapter
     S and partnership status...............................      419
  Accrued payroll and related expenses......................    3,961
  Deferred compensation.....................................      875
  Noncompete agreements.....................................      410
  Deferred loan costs.......................................      277
                                                              -------
          Gross deferred tax assets.........................    5,942
                                                              -------
          Net deferred tax liabilities......................  $ 6,433
                                                              =======

     No valuation allowances were deemed necessary since all deductible temporary differences will be utilized primarily against reversals of taxable temporary differences.

(UNAUDITED) PRO FORMA

     The pro forma provision for income taxes reflects the income taxes as if the Company were subject to all Federal and state income taxes for all periods presented that include operations prior to April 1, 1996, rather than primarily by the individual shareholders and partners. All pro forma income taxes have been calculated using a 39% effective rate.

(6)  EMPLOYEE BENEFIT PLANS

     Effective February 1, 1994, the Company established a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation up to 15% and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $450 per participant. The Company may also make discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants' first year of service. Company contributions were approximately $114,000 in 1996, $33,000 in 1995 and $22,000 in 1994.

     Effective January 1, 1993, the Company also established deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $606,000, $340,000, and $241,000 in 1996, 1995, and 1994, respectively.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(7)  COMMON STOCK

     The following presents the common stock at December 31, 1995 and 1994 for each combined entity:

                                                                DECEMBER 31,
                                                              -----------------
                                                               1995      1994
                                                              -------   -------
Common stock:
  The Profit Recovery Group International I, Inc. (formerly
     The Profit Recovery Group, Inc.) authorized 10,000,000
     shares with $.01 par value; issued and outstanding
     5,740,000 shares at December 31, 1995 and 5,380,000
     shares at December 31, 1994............................  $57,400   $53,800
  PRG International Holding Co. -- authorized 1,000 shares
     with $1.00 par value; issued and outstanding 1,000
     shares at December 31, 1995............................    1,000        --
  The Profit Recovery Group Canada, Inc. -- authorized
     10,000 shares with $1.00 par value; issued and
     outstanding 500 shares at December 31, 1994............       --       500
  The Profit Recovery Group Mexico, Inc. -- authorized
     10,000 shares with $1.00 par value; issued and
     outstanding 1,000 shares at December 31, 1994..........       --     1,000
  The Profit Recovery Group U.K., Inc. -- authorized 10,000
     shares with $1.00 par value; issued and outstanding 500
     shares at December 31, 1994............................       --       500
  The Profit Recovery Group France, Inc. -- authorized
     10,000 shares with $1.00 par value; issued and
     outstanding 500 shares at December 31, 1994............       --       500
  The Profit Recovery Group Asia, Inc. -- authorized 10,000
     shares with $1.00 par value; issued and outstanding 500
     shares at December 31, 1994............................       --       500
                                                              -------   -------
                                                              $58,400   $56,800
                                                              =======   =======

     In connection with the April 1995 reorganization, the Company issued an additional 480,000 shares of common stock in PRGI to the existing shareholders, formed PRG Holdco with 1,000 shares of common stock, and consolidated the five Foreign Operating Companies into PRG Holdco.

     Subsequent to the Company's March 1996 initial public offering of its common stock, all entities that comprise the Company are wholly owned subsidiaries of the publicly traded parent company, The Profit Recovery Group International, Inc., whose common stock is reflected in shareholders' equity on the accompanying December 31, 1996 Consolidated Balance Sheet. Concurrent with the Company's initial public offering, The Profit Recovery Group International, Inc. declared a two-for-one stock split effected in the form of a stock dividend. All share and pro forma per share information has been adjusted to reflect the effect of the stock split.

     The Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission on March 26, 1996, and public trading in the registered shares commenced March 27, 1996. The initial public offering consisted of 4.6 million shares priced at $11 per share with the Company selling 3.4 million newly issued shares and certain shareholders selling 1.2 million existing shares. The Company received $34.8 million as its portion of the proceeds (net of underwriting discounts and commissions, but prior to offering expenses). On April 18, 1996, the Company received notification from its initial public offering underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 690,000 shares of Company common stock. All of these shares were then sold to the

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES underwriting syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

     As of December 31, 1996, the Company's authorized capital stock consisted of 60,000,000 shares of common stock, no par value, and 1,000,000 shares of preferred stock, no par value, of which 17,649,152 shares of the common stock were issued and outstanding. Although the Company has issued no preferred stock through December 31, 1996, and has no present intentions to issue any preferred stock, such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further vote or action by the shareholders.

(8)  ACQUISITIONS

     Effective January 1, 1995, PRGI acquired certain assets of Fial & Associates, Inc. ("Fial"), primarily consisting of contract receivables, net of related commissions liabilities, with an estimated fair value of approximately $444,000, and entered into a noncompete agreement for seven years with the former owner of Fial, with an estimated fair value of $6.0 million. In exchange for the assets and the noncompete agreement, PRGI issued 240,000 shares of PRGI's common stock, paid $1,550,000 in cash, and incurred an obligation of approximately $5.0 million. In the opinion of the Company's management, the common stock had an estimated fair value of $1.85 per share. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $550,000 which is being amortized over seven years using the straight-line method.

     Accordingly, the results of operations of Fial have been included in the Consolidated Statements of Earnings from the date of acquisition. Fial's principal business was similar to PRGI's business. Fial provided its services throughout the United States. PRGI also entered into a 90-day consulting agreement with the former owner to assist in assimilating Fial.

     The following represents the summary (unaudited) pro forma results of operations as if the Fial acquisition had occurred at the beginning of 1994. The pro forma results are not necessarily indicative of the results which will occur in the future.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                                   1994
                                                              ---------------
                                                              (IN THOUSANDS)
Revenues....................................................      $44,325
Net earnings................................................        3,327
Pro forma net earnings......................................        2,029

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and distributors of high technology products. The Company issued 375,000 shares of its common stock in the transaction which was accounted for as a pooling-of-interests. Since prior years' financial positions and results of operations of Shaps Group, Inc. are not material in relation to the Company's historical financial statements, the Company does not intend to restate its prior years' consolidated financial statements.

     On February 11, 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. This transaction was accounted for as a purchase with consideration of $2,000,000 in cash and 130,599 shares of the Company's common stock valued at $15.25 per share.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(9)  STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan ("Plan") has authorized the grant of options to purchase 3.5 million shares of the Company's common stock to key employees and directors. All options granted through December 31, 1996 have 10-year terms and vest and become fully exercisable on a ratable basis over five years of continued employment.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.26% and 6.06%; no dividend yields; a volatility factor of the expected market price of the Company's common stock of .396; and a weighted-average expected life of the option of six years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1996 and 1995 follows (in thousands, except for earnings per share information):

                                                               1996       1995
                                                              -------    -------
Historical earnings before income taxes.....................  $10,939    $ 4,812
Pro forma income taxes......................................    4,271      1,877
                                                              -------    -------
Pro forma net earnings before pro forma effect of
  compensation expense recognition provisions of SFAS No.
  123.......................................................    6,668      2,935
Pro forma effect of compensation expense recognition
  provisions of SFAS No. 123................................      504        111
                                                              -------    -------
Pro forma net earnings......................................  $ 6,164    $ 2,824
                                                              =======    =======
Pro forma net earnings per share............................  $   .36    $   .21
                                                              =======    =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                                     1996                      1995
                                             ---------------------      -------------------
                                                         WEIGHTED-                WEIGHTED-
                                                          AVERAGE                  AVERAGE
                                                         EXERCISE                 EXERCISE
                                              OPTIONS      PRICE        OPTIONS     PRICE
                                             ---------   ---------      -------   ---------
Outstanding -- beginning of year...........    633,000    $ 5.53              0     $  --
Granted....................................    677,030     13.16        633,000      5.53
Exercised..................................    (28,000)     5.30              0        --
Forfeited..................................    (24,000)     5.94              0        --
                                             ---------                  -------
Outstanding -- end of year.................  1,258,030    $ 9.60        633,000     $5.53
                                             =========                  =======
Exercisable at end of year.................     94,400    $ 5.30              0     $  --
Weighted average fair value of options
  granted during year......................  $    6.44                  $  2.67

     Exercise prices for options outstanding as of December 31, 1996 ranged from $5.30 to $19.88 per share. The weighted average remaining contract life of those options was 8.9 years. Of the 1,258,030 options outstanding at December 31, 1996, 594,000 were granted at prices below the Company's initial public offering price of $11.00 per share and 664,030 were granted at prices equal to or greater than $11.00.

     The 594,000 options outstanding at December 31, 1996 which were priced below $11.00 per share carried a weighted-average exercise price of $5.56 per share and had a weighted-average remaining contract life of 8.5 years. They included 94,400 exercisable options at a weighted-average price of $5.30 per share.

     The 664,030 options outstanding at December 31, 1996 which were priced at or above $11.00 per share carried a weighted-average exercise price of $13.22 per share and had a weighted-average remaining contract life of 9.4 years. None of these options was exercisable.

(10)  MAJOR CLIENT

     The Company's revenues from its major client (revenues from a client in excess of 10% of total consolidated revenues) during the years ended December 31, 1996, 1995, and 1994 were 14.4%, 12.7%, and 15.5%, respectively. The aforementioned major client is a mass merchandiser operating in the retailing industry.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(11)  INTERNATIONAL SEGMENTS

     The Company has operations outside the United States. The following is a summary of geographic area information, as measured by the area of revenue-producing operations, for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                                             1996      1995      1994
                                                            -------   -------   -------
Revenues:
  United States (U.S.)....................................  $62,701   $49,002   $29,809
  North America, excluding U.S............................    7,811     3,778     2,697
  Western Europe..........................................    4,422     2,422     2,177
  Asia-Pacific............................................    2,396       829         7
                                                            -------   -------   -------
          Total...........................................  $77,330   $56,031   $34,690
                                                            =======   =======   =======
Operating income (loss):
  United States (U.S.)....................................  $10,680   $ 6,854   $ 5,289
  North America, excluding U.S............................      899        30      (110)
  Western Europe..........................................     (238)     (137)     (453)
  Asia-Pacific............................................     (302)     (305)     (542)
                                                            -------   -------   -------
          Total...........................................  $11,039   $ 6,442   $ 4,184
                                                            =======   =======   =======
Identifiable assets:
  United States (U.S.)....................................  $59,237   $27,244   $12,368
  North America, excluding U.S............................    4,593     1,541       866
  Western Europe..........................................    2,155       851       522
  Asia-Pacific............................................    2,333       632        23
                                                            -------   -------   -------
          Total...........................................  $68,318   $30,268   $13,779
                                                            =======   =======   =======

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses, and accrued payroll and related expenses approximate fair value because of the short maturity of these instruments.

     The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt instruments at December 31, 1996 and 1995 was $675,000 and $25.2 million, respectively, and the carrying value of the Company's long-term debt at December 31, 1996 and 1995 was $771,000 and $20.2 million, respectively.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 10, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Consolidated Financial Statements.

          For the following consolidated financial information included herein, see Index on Page 19:

           Independent Auditors' Report

           Consolidated Statements of Earnings for the Years ended December 31, 1996, 1995 and 1994

           Consolidated Balance Sheets as of December 31, 1996 and 1995

           Consolidated Statements of Shareholders' Equity (Deficit) for the Years ended December 31, 1996, 1995 and 1994

           Consolidated Statements of Cash Flows for the Years ended December 31, 1996, 1995 and 1994

           Notes to Consolidated Financial Statements

     (b) All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information is contained in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

        None

     (d) Exhibits

   +2.1  --   Agreement and Plan of Reorganization dated January 4, 1995, among The Profit Recovery Group, Inc., Fial & Associates,
              Inc. and T. Charles Fial. The following is a list of omitted schedules and exhibits which the Registrant agrees to
              furnish supplementally to the Commission upon request:
              Exhibits: A -- List of Purchasers, with Principal Amount of
              Each Purchaser's Note; B -- Form of Note; C-1 and
              C-2 -- Form of Amended and Restated Partnership Agreement;
              D-1 and D-2 -- Form of Amended and Restated Certificate of
              Limited Partnership; E -- Form of Registration Rights
              Agreement; Schedules; 2F -- List of Shareholders and
              Proportionate Obligation to Purchase; 2L -- Earnings Test;
              3C -- List of Limited Partners and Their Respective Units;
              3D -- List of Stockholders of General Partner and Their
              Respective Ownership Interests; 3F -- Balance Sheet; and
              3P -- Transactions with Affiliates.

   +2.2  --   Note Purchase Agreement dated April 27, 1995, among The
              Profit Recovery Group International, L.P. (the
              "Partnership"), The Profit Recovery Group International I,
              Inc., T. Charles Fial and certain limited partners and
              purchasers named therein. The following is a list of omitted schedules and exhibits which the Registrant agrees to
              furnish supplementally to the Commission upon request:
              Schedules: 1.1(c) -- Contracts and Agreements;
              1.1(f) -- Fixed Assets; 3.6 -- Company Trade Area;
              3.7 -- Affiliated Companies; 4.8 -- Employee Plans;
              4.13 -- Seller's Tax Returns; 4.14 -- Employee Bonuses;
              4.15 -- Accounts Receivable; 4.16 -- Independent
              Contractors; 5.1-A -- Articles of Incorporation of
              Purchaser; 5.1-B -- List of agreements among shareholders of
              Purchaser; 5.7 -- Certain Liabilities of Purchaser;
              5.8 -- Subsequent Events; Exhibits: 1.3(a) -- Bill of Sale;
              1.3(b) -- Assignment and Assumption Agreement;
              3.2 -- Consulting Agreement; 3.3 -- Form of Noncompetition
              Agreement with Stockholder; 3.9 -- Stockholders' Agreement;
              7.1(a)(vi) -- Form of Opinion of Counsel to Seller and
              Stockholder; and 7.1(b)(ix) -- Form of Opinion of Counsel to
              Purchaser.
   +3.1  --   Articles of Incorporation of the Registrant.
   +3.2  --   Amended and Restated Bylaws of the Registrant.
   +4.1  --   Specimen Common Stock Certificate.
   +4.2  --   See Articles of Incorporation and Bylaws of the Registrant,
              filed as Exhibits 3.1 and 3.2, respectively.
+**10.1  --   Letter Agreement dated May 25, 1995 between Wal-Mart Stores,
              Inc. and Registrant.
  +10.2  --   1996 Stock Option Plan dated as of January 25, 1996,
              together with Forms of Non-qualified Stock Option Agreement.
  +10.3  --   The Profit Recovery Group International I, Inc. 401(k) Plan.
  +10.4  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and John M. Cook.
  +10.5  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and John M. Toma.
  +10.6  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and Paul J. Dinkins.
  +10.7  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and Brian M. O'Toole.
  +10.8  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and Donald E. Ellis, Jr.
  +10.9  --   Form of Consulting Agreement, dated January 1, 1996, between
              The Profit Recovery Group International I, Inc. and SBC
              Financial Corporation, Jonathan Golden, P.C. and Berkshire
              Partners.
  +10.10 --   Form of Indemnification Agreement between the Registrant and the Directors and certain officers of the Registrant.
  +10.11 --   First Amendment to Amended and Restated Loan and Security
              Agreement dated January 3, 1996 among NationsBank of
              Georgia, N.A. ("NationsBank"), the Partnership and certain guarantors named therein.
  +10.12 --   Amended and Restated Loan and Security Agreement dated April
              27, 1995 among NationsBank, the Partnership and certain
              guarantors named therein. The following is a list of omitted schedules and exhibits which the Registrant agrees to
              furnish supplementally to the Commission upon request:
              Exhibits: A-1 -- Amended and Restated Promissory Note,
              A-2 -- Amended and Restated Promissory Note,
              B-1 -- Borrower's Business Locations, B-2 -- Other Business
              Locations, C-1 -- Borrower's Corporate Names, C-2 -- Other
              Corporate Names, D -- Litigation, E -- Form of Compliance
              Certificate, F -- Berkshire Lenders, G -- Other Liens,
              H -- Indebtedness.
  +10.13 --   First Amendment to Loan and Security Agreement dated January
              4, 1995 among NationsBank, The Profit Recovery Group, Inc.,
              PRG International, Inc., the Partnership and the Foreign
              Companies.

  +10.14 --   Loan and Security Agreement dated March 24, 1994 among
              NationsBank, The Profit Recovery Group, Inc., PRG
              International Inc., the Partnership and the Foreign
              Companies. The following is a list of omitted schedules and exhibits which the Registrant agrees to furnish
              supplementally to the Commission upon request: Exhibits:
              A-1 -- Promissory Note, A-2 -- Promissory Note,
              B-1 -- Borrower's Business Locations, B-2 -- Other Business
              Locations, C-1 -- Borrower's Corporate Names, C-2 -- Other
              Corporate Names, D -- Litigation, E -- Form of Compliance
              Certificate, F -- Collateral Assignment of Policy,
              G -- Other Liens, H -- Indebtedness.
  +10.15 --   Sublease dated October 29, 1993, between The Profit Recovery
              Group International I, Inc. and International Business
              Machines Corporation.
  +10.16 --   Lease dated January 19, 1996 between the Partnership and "J"
              Street Development Inc.
  +10.17 --   Agreement dated January 19, 1996 between the Partnership and
              May Construction Company, Inc. The following is a list of
              omitted schedules and exhibits which Registrant agrees to
              furnish supplementally to the Commission upon request:
              Exhibit A -- General Conditions of the Contract for
              Construction.
  +10.18 --   Second Amendment to Amended and Restated Loan and Security
              Agreement dated February 8, 1996 among NationsBank, the
              Partnership, The Profit Recovery Group International I,
              Inc., PRG International Holding Co. and the Foreign
              Companies.
  +10.19 --   First Sublease Amendment dated February 12, 1996 among
              International Business Machines Corporation, the Partnership
              and The Profit Recovery Group International I, Inc.
  +10.20 --   Promissory Note dated February 8, 1996, in the amount of
              $1,600,000 by the Partnership to CT Investments, L.L.C.
  *10.21 --   Loan and Security Agreement by and among NationsBank, N.A.
              (South) as Lender, and The Profit Recovery Group
              International, Inc. as Borrower, and Certain Affiliates of
              Borrower, as Guarantors, dated September 27, 1996.
   10.22 --   First Amendment dated March 7, 1997 to Employment Agreement between the Registrant and John M. Cook.
   11.1  --   Statement re: Computation of Pro Forma Earnings Per Share.
   21.1  --   Subsidiaries of the Registrant.
   23.1  --   Consent of KPMG Peat Marwick LLP.
   27.1  --   Financial Data Schedule (for SEC use only).

---------------

 * Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
** Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 230.406 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
 + Incorporated by reference to Exhibit of same number of the Registrant's
   Registration Statement on Form S-1 (Registration No. 333-1086).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

March 27, 1997                            By:        /s/ JOHN M. COOK
                                            ------------------------------------
                                                        John M. Cook
                                                  Chief Executive Officer
                                            President and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JOHN M. COOK                       Chief Executive Officer,       March 27, 1997
-----------------------------------------------------    President and Chairman of
                    John M. Cook                         the Board (Principal
                                                         Executive Officer)

              /s/ DONALD E. ELLIS, JR.                   Senior Vice President,         March 27, 1997
-----------------------------------------------------    Chief Financial Officer and
                Donald E. Ellis, Jr.                     Treasurer (Principal
                                                         Financial Officer)

                  /s/ JORGE E. CORA                      Vice President -- Finance      March 27, 1997
-----------------------------------------------------    (Principal Accounting
                    Jorge E. Cora                        Officer)

                  /s/ JOHN M. TOMA                       Vice Chairman and Director     March 27, 1997
-----------------------------------------------------
                    John M. Toma

                 /s/ JONATHAN GOLDEN                     Director                       March 27, 1997
-----------------------------------------------------
                   Jonathan Golden

                /s/ STANLEY B. COHEN                     Director                       March 27, 1997
-----------------------------------------------------
                  Stanley B. Cohen

                /s/ GARTH H. GREIMANN                    Director                       March 27, 1997
-----------------------------------------------------
                  Garth H. Greimann

                 /s/ E. JAMES LOWREY                     Director                       March 27, 1997
-----------------------------------------------------
                   E. James Lowrey

               /s/ FRED W.I. LACHOTZKI                   Director                       March 27, 1997
-----------------------------------------------------
                 Fred W.I. Lachotzki