Form 10-Q
period 1997-03-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1997-05-12
CIK 1007330

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                     OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM --------------- TO
                              ---------------

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

     The number of outstanding shares of the issuer's class of capital stock as of May 2, 1997, the latest practicable date, was as follows: 18,155,151 shares of Common Stock, no par value.
================================================================================

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
            Condensed Consolidated Statements of Operations --
               Three months ended March 31, 1997 and March 31, 1996...       1
            Condensed Consolidated Balance Sheets --
               March 31, 1997 and December 31, 1996...................       2
            Condensed Consolidated Statements of Cash Flows --
               Three months ended March 31, 1997 and March 31, 1996...       3
            Notes to Condensed Consolidated Financial Statements......       4
          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................       6
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.........................................       9
PART II.  Other Information...........................................      10
Signatures............................................................      11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
Revenues....................................................   $20,960    $15,615
Cost of revenues............................................    11,529      8,623
Selling, general and administrative expenses................     8,196      6,031
                                                               -------    -------
  Operating income..........................................     1,235        961
Interest income (expense), net..............................        63       (495)
                                                               -------    -------
  Earnings before income taxes..............................     1,298        466
Income taxes (Note C).......................................       506      3,700
                                                               -------    -------
  Net earnings (loss).......................................   $   792    $(3,234)
                                                               =======    =======
Pro Forma information:
  Historical earnings before income taxes...................   $ 1,298    $   466
  Pro forma income taxes (Note C)...........................       506        182
                                                               -------    -------
     Pro forma net earnings.................................   $   792    $   284
                                                               =======    =======
  Pro forma earnings per common and common equivalent share
     (Note D)...............................................   $   .04    $   .03
                                                               =======    =======
  Weighted average common and common equivalent shares
     outstanding............................................    18,610     15,138
                                                               =======    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                1997          1996
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents (Note F)........................   $12,252      $16,891
  Receivables:
     Billed contract receivables............................     3,124        3,864
     Unbilled contract receivables..........................    34,754       30,734
     Employee advances......................................     1,451        1,363
                                                               -------      -------
          Total receivables.................................    39,329       35,961
                                                               -------      -------
  Refundable income taxes...................................        --        2,049
  Prepaid expenses and other current assets.................     1,005          528
                                                               -------      -------
          Total current assets..............................    52,586       55,429
                                                               -------      -------
Property and equipment:
  Computer and other equipment..............................     7,277        5,753
  Furniture and fixtures....................................     1,755        1,569
  Leasehold improvements....................................     1,274        1,183
                                                               -------      -------
                                                                10,306        8,505
  Less accumulated depreciation and amortization............     2,943        2,272
                                                               -------      -------
                                                                 7,363        6,233
                                                               -------      -------
Noncompete agreements, less accumulated amortization........     4,251        4,509
Deferred loan costs, less accumulated amortization..........        48           56
Goodwill, less accumulated amortization.....................     4,256          393
Deferred income taxes.......................................     1,174        1,174
Other assets................................................       573          524
                                                               -------      -------
                                                               $70,251      $68,318
                                                               =======      =======
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................   $    86      $    79
  Accounts payable and accrued expenses.....................     1,330        1,383
  Accrued payroll and related expenses......................    15,171       16,356
  Deferred income taxes.....................................     7,607        7,607
                                                               -------      -------
          Total current liabilities.........................    24,194       25,425
Long-term debt, excluding current installments..............       698          692
Deferred compensation.......................................     1,980        1,642
                                                               -------      -------
          Total liabilities.................................    26,872       27,759
                                                               -------      -------
Shareholders' equity (Note B):
  Preferred stock, no par value. Authorized 1,000,000
     shares; no shares issued or outstanding in 1997 and
     1996...................................................        --           --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding
     18,155,151 in 1997 and 17,649,152 in 1996..............        18           18
  Additional paid-in capital................................    36,219       34,188
  Cumulative translation adjustments........................       (34)         (31)
  Retained earnings.........................................     7,176        6,384
                                                               -------      -------
          Total shareholders' equity........................    43,379       40,559
                                                               -------      -------
                                                               $70,251      $68,318
                                                               =======      =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                               1997        1996
                                                              -------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $   792    $ (3,234)
  Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
     Depreciation and amortization..........................      980         476
     Deferred compensation expense..........................      151         126
     Deferred income taxes..................................       --       3,700
     Foreign translation adjustments........................       (3)         51
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................   (2,967)     (3,703)
       Refundable income taxes..............................    2,049          --
       Prepaid expenses and other current assets............     (456)        126
       Other assets.........................................      (72)       (714)
       Accounts payable and accrued expenses................     (105)        229
       Accrued payroll and related expenses.................   (1,282)      1,975
                                                              -------    --------
          Net cash used in operating activities.............     (913)       (968)
                                                              -------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (1,627)       (820)
  Acquisition of Accounts Payable Recovery Services, Inc.
     (Note E)...............................................   (2,115)         --
                                                              -------    --------
          Net cash used in investing activities.............   (3,742)       (820)
                                                              -------    --------
Cash flows from financing activities:
  Net increase in note payable to bank......................       --         167
  Proceeds from loans from shareholders.....................       --       2,600
  Repayment of long-term debt...............................       --        (609)
  Capital contributions, net................................       16          58
                                                              -------    --------
          Net cash provided by financing activities.........       16       2,216
                                                              -------    --------
          Net change in cash and cash equivalents...........   (4,639)        428
Cash and cash equivalents at beginning of period............   16,891         642
                                                              -------    --------
Cash and cash equivalents at end of period..................  $12,252    $  1,070
                                                              =======    ========
Supplemental disclosures of cash flow information:
  Cash paid (refunds received), net during the period for
     Interest...............................................  $    12    $    186
                                                              =======    ========
     Income taxes...........................................  $  (974)   $     --
                                                              =======    ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

NOTE B -- INITIAL PUBLIC OFFERING

     The Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission on March 26, 1996, and public trading in the registered shares commenced March 27, 1996. The initial public offering consisted of 4.6 million shares priced at $11 per share with the Company selling 3.4 million newly issued shares and certain selling shareholders selling 1.2 million existing shares. The proceeds from the offering (net of underwriting discounts and commissions) were not distributed by the underwriting syndicate until April 1, 1996.

     On April 18, 1996, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 690,000 shares of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

NOTE C -- INCOME TAXES

     The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. In connection with the initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred a charge to operations of $3.7 million in the first quarter of 1996 for cumulative deferred income taxes. The results of operations for the quarter ended March 31, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined effective rate of 39% as if the Company's predecessors had been C corporations throughout the entire quarter.

NOTE D -- PRO FORMA EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     For the quarter ended March 31, 1997, the weighted average number of common and common equivalent shares has been derived pursuant to requirements of Accounting Principles Board Opinion No. 15, Earnings per Share. Common equivalent shares consist of dilutive stock options, calculated using the treasury stock method. Fully diluted earnings per share is not significantly different from the primary earnings per share presented.

     For the quarter ended March 31, 1996, pro forma earnings per common and common equivalent share has been computed by dividing the pro forma net earnings, which gives effect to pro forma income taxes, by the weighted average number of common and common equivalent shares outstanding during the period, after giving effect to the reorganization enacted at the time of the Company's March 1996 initial public offering.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

For purposes of determining the weighted average number of common and common equivalent shares for all periods prior to April 1, 1996, the Company has followed required supplementary guidance contained in Securities and Exchange Commission Staff Accounting Bulletin Topic 4D and has treated all common shares, warrants, options and convertible debentures issued within one year prior to its initial public offering as exercised and outstanding, using the treasury stock method, regardless of whether the effect were antidilutive. In addition, the aforementioned computation includes the equivalent number of common shares derived from dividing the distributions payable by $11.00 per share.

NOTE E -- ACQUISITIONS

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and distributors of high technology products. The Company issued 375,000 shares of its common stock in the transaction which was accounted for as a pooling-of-interests. Since prior years' financial positions and results of operations of Shaps Group, Inc. are not material in relation to the Company's historical financial statements, the Company has not restated its prior years' consolidated financial statements.

     On February 11, 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. This transaction was accounted for as a purchase with consideration of $2,000,000 in cash and 130,599 shares of the Company's common stock valued at $15.25 per share.

NOTE F -- CASH EQUIVALENTS

     Cash equivalents at March 31, 1997 and December 31, 1996 consisted of $6.5 million and $11.9 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreements in effect on March 31, 1997 and December 31, 1996 matured and were settled on April 1, 1997 and January 2, 1997, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of operations as a percentage of revenues.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1997    1996
                                                              -----   -----
HISTORICAL
  Revenues..................................................  100.0%  100.0%
  Cost of revenues..........................................   55.0    55.2
  Selling, general and administrative expenses..............   39.1    38.6
                                                              -----   -----
          Operating income..................................    5.9     6.2
  Interest income (expense), net............................     .3    (3.2)
                                                              -----   -----
          Earnings before income taxes......................    6.2     3.0
  Income taxes..............................................    2.4    23.7
                                                              -----   -----
          Net earnings (loss)...............................    3.8%  (20.7)%
                                                              =====   =====
PRO FORMA
  Historical earnings before income taxes...................    6.2%    3.0%
  Pro forma income taxes....................................    2.4%    1.2%
                                                              -----   -----
          Pro forma net earnings............................    3.8%    1.8%
                                                              =====   =====

  Three Months Ended March 31, 1997 Compared to Three Months Ended March 31,
1996

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 34.2% to $21.0 million for the first quarter of 1997, up from $15.6 million in the first quarter of 1996.

     Domestic revenues were $16.3 million in the first quarter of 1997, up 25.4% from $13.0 million in the first quarter of 1996. Of this increase, $1.2 million resulted from the operations of two companies acquired during the first quarter of 1997, and the remaining $2.1 million related to new clients signed in 1996.

     International revenues were $4.7 million in the first quarter of 1997, up 80.8% from $2.6 million in the first quarter of 1996. International revenue increases for the first quarter of 1997 over the comparable period of 1996 were primarily attributable to new clients. Company operations in almost all international markets experienced significant revenue growth in the first quarter of 1997 compared to the first quarter of 1996. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future. There can be no assurance, however, that recent international growth trends will continue. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 55.0% of revenues for the first quarter of 1997, substantially unchanged from 55.2% for the comparable quarter of 1996.

     Domestically, cost of revenues as a percentage of revenues decreased slightly to 55.1% in the first quarter of 1997, from 55.9% in the first quarter of 1996.

     The Company has developed a revised compensation program for its non-management domestic field auditors which it believes will more equitably compensate these individuals for their unique experience, skills and contributions in meeting Company objectives. The revised program has been designed with considerable input from auditor focus groups, has been subjected to thorough in-house testing, and has undergone extensive field tests in the first quarter of 1997. The revised program will be implemented in May 1997. The Company has attempted to design the revised program such that future aggregate domestic auditor compensation expense will be unchanged from aggregate amounts which would otherwise be paid under the existing program. Although the Company and certain of its domestic auditors have expended considerable time and resources to design the revised program, there can be no assurance that it will meet its design objectives when implemented. If the design objectives of the revised compensation program are not achieved, the Company's domestic costs and revenues could be materially and adversely affected. See "Forward-looking Statements."

     Internationally, cost of revenues as a percentage of revenues increased to 54.6% in the first quarter of 1997, up from 51.6% in the comparable quarter of 1996. This increase resulted primarily from initial auditor compensation guarantees associated with the Company's rapidly growing contingent of international auditors.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased slightly to 39.1% for the quarter ended March 31, 1997, from 38.6% in the first quarter of 1996.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues was 35.8% in the first quarter of 1997, up from 34.5% in the first quarter of 1996. Excluding the effect of $100,000 of business combination expenses incurred in the first quarter of 1997 in connection with the Company's acquisition of Shaps Group, Inc., domestic selling, general and administrative expenses would have been 35.2% of revenues for the first quarter of 1997.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved significantly to 50.8% for the quarter ended March 31, 1997, compared to 59.6% in the 1996 first quarter. The 1997 improvement related primarily to various components of fixed costs being spread over a rapidly growing international revenue base.

     In connection with acquired businesses, the previous owners have agreed to enter into agreements not to compete with the Company. The intangible assets resulting from non-compete obligations are amortized on a straight-line basis over the respective non-compete periods. Amortization of deferred non-compete assets totaled $259,000 in both the first quarter of 1997 and the first quarter of 1996.

     During the quarter ended March 31, 1997, the Company acquired Accounts Payable Recovery Services, Inc. in a transaction accounted for as a purchase. In connection with this acquisition, the Company recorded goodwill of $3.9 million on its consolidated balance sheet which is being amortized over an estimated recovery period of 15 years. Goodwill amortization of $46,000 was charged to operations during the first quarter of 1997 with respect to this acquisition.

     Operating Income. Operating income was 5.9% of revenues for the quarter ended March 31, 1997, down from 6.2% during the comparable quarter of 1996. Excluding the effect of $100,000 in business combination expenses incurred in the first quarter of 1997 in connection with the Company's acquisition of Shaps Group, Inc., operating income would have been 6.4% of revenues for the first quarter of 1997.

     Interest Income (Expense), Net. The Company reported net interest income of $63,000 during the first quarter of 1997, compared to net interest expense of $495,000 during the first quarter of 1996. Immediately subsequent to the Company's initial public offering in March 1996, substantially all of its interest bearing obligations were repaid in full. Net interest income in the first quarter of 1997 consisted of interest earnings on the remaining proceeds from the initial public offering, as reduced for interest expense incurred in connection with the Company's deferred compensation obligations and remaining long-term debt.

     Earnings Before Income Taxes. Earnings before income taxes increased to 6.2% of revenues in the first quarter of 1997, up from 3.0% for the first quarter of 1996. Changes in interest income (expense), net, as discussed above, accounted for the vast majority of the difference. Excluding the effect of $100,000 in business combination expenses incurred in the first quarter of 1997 in connection with the Company's acquisition of Shaps Group, Inc., earnings before income taxes would have been 6.7% for the first quarter of 1997.

     Income Taxes. The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S Corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. In connection with the initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred a charge to operations of $3.7 million in the first quarter of 1996 for cumulative deferred income taxes.

     The provision for income taxes for the quarter ended March 31, 1997 consisted of federal and state income taxes at the Company's combined effective rate of 39.0%. The provision for income taxes for the quarter ended March 31, 1996 consisted of the above-described $3.7 million charge for cumulative deferred income taxes.

     Pro Forma Income Taxes. The results of operations for the quarter ended March 31, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined effective rate of 39.0% as if the Company's predecessors had been C corporations throughout the entire quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1996, the Company's predecessors had acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements prior to the Company's initial public offering were met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On March 26, 1996, the Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from the offering. Of these proceeds, approximately $1.1 million was subsequently utilized to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and partnership distributions, and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than that portion of certain convertible debt that was converted to common stock concurrent with the initial public offering). A substantial portion of the remaining $14.2 million continued to be available as of March 31, 1997 to expand international operations, to acquire complementary businesses and for general corporate purposes, including working capital.

     In September 1996, the Company executed a $20.0 million credit facility with NationsBank N.A. (South). The facility permits the Company to borrow up to $20.0 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and employ the remaining $10.0 million for mergers and acquisitions. Through May 2, 1997, the Company had made no draws against this credit facility, pursuant to which borrowings can be made through September 1998.

     Net cash used in operating activities was $913,000 and $968,000 for the quarters ended March 31, 1997 and 1996, respectively. The first quarter of each year has historically produced the lowest level of quarterly cash collections for the entire year. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which is the principal industry served by the Company.

     During the first quarter of 1997, the Company received a $2.0 million refund in connection with overpayment of its estimated taxes for 1996. Additionally, the Company paid annual bonuses pertaining to 1996 in the first quarter of 1997. Annual bonuses pertaining to 1995 were paid in the fourth quarter of 1995.

These factors affected the comparability of cash flows from operating activities for the quarters ended March 31, 1997 and March 31, 1996.

     Net cash used in investing activities was $3.7 million in the first quarter of 1997, and $820,000 in the first quarter of 1996. In the 1997 first quarter, $1.6 million was used to acquire property and equipment (primarily computer-related equipment) and $2.1 million was paid in connection with the February 1997 acquisition of Accounts Payable Recovery Services, Inc. (including $2.0 million paid to the previous owners at closing).

     The Company acquired two recovery audit firms in the first quarter of 1997. See Note E of Notes To Condensed Consolidated Financial Statements. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. Future acquisitions may include much larger businesses than those acquired to date. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-looking Statements."

     Net cash provided by financing activities was $16,000 in the first quarter of 1997 and $2.2 million in the comparable quarter of 1996. During the first quarter of 1996, the Company borrowed additional amounts from its bank and certain shareholders to meet working capital needs while it prepared for the March 1996 initial public offering of its common stock. All such additional borrowings together with substantially all other interest bearing debt of the Company were repaid in April 1996 with a portion of the net proceeds from the initial public offering.

     The Company believes that its current working capital, its existing line of credit and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 1998.

NEW ACCOUNTING STANDARD

     The Company has determined that the adoption of Statement of Financial Accounting Standards No. 128, "Earning per Share", will not have a material impact on the Company's reported per share results of operations. This pronouncement is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Once effective, this pronouncement requires restatement of all prior-period earnings per share data presented.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended March 31, 1997 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated March 26, 1996 included in registration statement number 333-1086 on Form S-1.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On January 2, 1997, in connection with the acquisition of the net operating assets of Shaps Group, Inc., the Company issued 375,000 shares of its Common Stock to the former Shaps Group, Inc. shareholders. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On February 11, 1997, in connection with the acquisition of all of the outstanding Common Stock of Accounts Payable Recovery Services, Inc. ("APRSI"), the Company paid $2 million and issued 130,599 shares of the Company's common stock to the former APRSI shareholders. The shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, as amended.

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

     (b) Reports on Form 8-K

          The Company did not file a report on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE PROFIT RECOVERY GROUP
                                                   INTERNATIONAL, INC.

Dated: May 12, 1997                                     By:     /s/  DONALD E. ELLIS, JR.
                                                   --------------------------------------------
                                                               Donald E. Ellis, Jr.
                                                              Senior Vice President,
                                                                  Treasurer and
                                                             Chief Financial Officer
                                                          (principal financial officer)

Dated: May 12, 1997                                     By:     /s/  JORGE E. CORA
                                                   --------------------------------------------
                                                                  Jorge E. Cora
                                                            Vice President -- Finance
                                                          (principal accounting officer)