Form 10-Q
period 1997-06-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1997-08-04
CIK 1007330

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
                    THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

     The number of outstanding shares of the issuer's class of capital stock as of July 25, 1997, the latest practicable date, was as follows: 18,230,149 shares of Common Stock, no par value.
================================================================================

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1997

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
            Condensed Consolidated Statements of Operations --
               Three and six month periods ended June 30, 1997 and
               June 30, 1996..........................................       1
            Condensed Consolidated Balance Sheets --
               June 30, 1997 and December 31, 1996....................       2
            Condensed Consolidated Statements of Cash Flows --
               Six months ended June 30, 1997 and June 30, 1996.......       3
            Notes to Condensed Consolidated Financial Statements......       4
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................       6
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.........................................      10
PART II.  Other Information...........................................      11
Signatures............................................................      12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                 JUNE 30,             JUNE 30,
                                                            -------------------   -----------------
                                                              1997       1996      1997      1996
                                                            --------   --------   -------   -------
Revenues..................................................   $25,858    $17,963   $46,818   $33,578
Cost of revenues..........................................    13,331      9,480    24,860    18,103
Selling, general and administrative expenses..............     8,723      6,040    16,919    12,071
                                                             -------    -------   -------   -------
  Operating income........................................     3,804      2,443     5,039     3,404
Interest income (expense), net............................        55        106       118      (389)
                                                             -------    -------   -------   -------
  Earnings before income taxes............................     3,859      2,549     5,157     3,015
Income taxes (Note C).....................................     1,491        994     1,997     4,694
                                                             -------    -------   -------   -------
  Net earnings (loss).....................................   $ 2,368    $ 1,555   $ 3,160   $(1,679)
                                                             =======    =======   =======   =======
Pro Forma information:
  Historical earnings before income taxes.................                                  $ 3,015
  Pro forma income taxes (Note C).........................                                    1,176
                                                                                            -------
     Pro forma net earnings...............................                                  $ 1,839
                                                                                            =======
Net earnings (pro forma net earnings for six months ended
  June 30, 1996) per common and common equivalent share
  (Note D)................................................   $   .13    $   .09   $   .17   $   .12
                                                             =======    =======   =======   =======
Weighted average common and common equivalent shares
  outstanding.............................................    18,639     18,268    18,625    16,703
                                                             =======    =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                1997         1996
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note F)........................  $14,189      $16,891
  Receivables:
     Billed contract receivables............................    3,424        3,864
     Unbilled contract receivables..........................   35,100       30,734
     Employee advances......................................    1,711        1,363
                                                              -------      -------
          Total receivables.................................   40,235       35,961
                                                              -------      -------
  Refundable income taxes...................................       --        2,049
  Prepaid expenses and other current assets.................    1,594          528
                                                              -------      -------
          Total current assets..............................   56,018       55,429
                                                              -------      -------
Property and equipment:
  Computer and other equipment..............................    8,255        5,753
  Furniture and fixtures....................................    1,830        1,569
  Leasehold improvements....................................    1,309        1,183
                                                              -------      -------
                                                               11,394        8,505
  Less accumulated depreciation and amortization............    3,562        2,272
                                                              -------      -------
                                                                7,832        6,233
                                                              -------      -------
Noncompete agreements, less accumulated amortization........    3,992        4,509
Deferred loan costs, less accumulated amortization..........       40           56
Goodwill, less accumulated amortization.....................    6,300          393
Deferred income taxes.......................................    1,174        1,174
Other assets................................................      578          524
                                                              -------      -------
                                                              $75,934      $68,318
                                                              =======      =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $    84      $    79
  Accounts payable and accrued expenses.....................    1,968        1,383
  Accrued payroll and related expenses......................   16,714       16,356
  Deferred income taxes.....................................    7,607        7,607
                                                              -------      -------
          Total current liabilities.........................   26,373       25,425
Long-term debt, excluding current installments..............      702          692
Deferred compensation.......................................    2,134        1,642
                                                              -------      -------
          Total liabilities.................................   29,209       27,759
                                                              -------      -------
Shareholders' equity (Note B):
  Preferred stock, no par value. Authorized 1,000,000
     shares; no shares issued or outstanding in 1997 and
     1996...................................................       --           --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding
     18,230,149 in 1997 and 17,649,152 in 1996..............       18           18
  Additional paid-in capital................................   37,228       34,188
  Cumulative translation adjustments........................      (65)         (31)
  Retained earnings.........................................    9,544        6,384
                                                              -------      -------
          Total shareholders' equity........................   46,725       40,559
                                                              -------      -------
                                                              $75,934      $68,318
                                                              =======      =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                               1997       1996
                                                              -------    -------
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 3,160    $(1,679)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................    1,973      1,100
     Deferred compensation expense..........................      305        274
     Deferred income taxes..................................       --      3,700
     Foreign translation adjustments........................      (34)        54
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................   (3,873)    (6,930)
       Prepaid expenses and other current assets............    1,004       (338)
       Other assets.........................................     (120)      (581)
       Accounts payable and accrued expenses................      538        350
       Accrued payroll and related expenses.................      264      4,527
                                                              -------    -------
          Net cash provided by operating activities.........    3,217        477
                                                              -------    -------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (2,715)    (2,637)
  Acquisitions (Note E).....................................   (3,220)        --
                                                              -------    -------
          Net cash used in investing activities.............   (5,935)    (2,637)
                                                              -------    -------
Cash flows from financing activities:
  Net decrease in note payable to bank......................       --     (1,763)
  Proceeds from loans from shareholders.....................       --      2,600
  Repayment of long-term debt...............................       --     (7,117)
  Repayment of loans from shareholders......................       --     (3,675)
  Capital contributions, net................................       16     33,961
  Dividends and distributions...............................       --     (4,876)
                                                              -------    -------
          Net cash provided by financing activities.........       16     19,130
                                                              -------    -------
          Net change in cash and cash equivalents...........   (2,702)    16,970
Cash and cash equivalents at beginning of period............   16,891        642
                                                              -------    -------
Cash and cash equivalents at end of period..................  $14,189    $17,612
                                                              =======    =======
Supplemental disclosures of cash flow information:
  Cash paid (refunds received) during the period for
     Interest...............................................  $    25    $ 1,091
                                                              =======    =======
     Income taxes...........................................  $  (108)   $   164
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

NOTE C -- INCOME TAXES

     The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. In connection with the initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred a charge to operations of $3.7 million in the first quarter of 1996 for cumulative deferred income taxes. The results of operations for the six month period ended June 30, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined effective rate of 39% as if the Company's predecessors had been C corporations throughout the entire period.

NOTE D -- EARNINGS AND PRO FORMA EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE

     For operations prior to April 1, 1996, pro forma earnings per common and common equivalent share has been computed by dividing the pro forma net earnings, which gives effect to pro forma income taxes, by the weighted average number of common and common equivalent shares outstanding during the period, after giving effect to the reorganization enacted at the time of the Company's March 1996 initial public offering. For purposes of determining the weighted average number of common and common equivalent shares for all periods prior to April 1, 1996, the Company has followed required supplementary guidance contained in Securities and Exchange Commission Staff Accounting Bulletin Topic 4D and has treated all common shares, warrants, options and convertible debentures issued within one year prior to its initial public offering as exercised and outstanding, using the treasury stock method, regardless if the effect were antidilutive. In

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES addition, the aforementioned computation includes the equivalent number of common shares derived from dividing the distributions payable by $11.00 per share.

     For operations subsequent to March 31, 1996, the weighted average number of common and common equivalent shares has been derived pursuant to requirements of Accounting Principles Board Opinion No. 15, Earnings per Share. Fully diluted earnings per share for affected reporting periods is not significantly different from the primary earnings per share presented.

NOTE E -- ACQUISITIONS

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of high technology products. The Company issued 375,000 shares of its common stock in the transaction which was accounted for as a pooling-of-interests. Since prior years' financial positions and results of operations of Shaps Group, Inc. are not material in relation to the Company's historical financial statements, the Company has not restated its prior years' consolidated financial statements.

     On February 11, 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. This transaction was accounted for as a purchase with consideration of $2.0 million in cash and 130,599 shares of the Company's common stock valued at $15.25 per share. Approximately $100,000 in direct acquisition-related costs were also incurred and capitalized as part of this transaction.

     On May 23, 1997, the Company acquired all of the common stock of The Hale Group, a California-based company providing recovery audit services to healthcare entities. This transaction was accounted for as a purchase with consideration of $1.1 million in cash and 74,998 shares of the Company's common stock valued at $13.38 per share.

NOTE F -- CASH EQUIVALENTS

     Cash equivalents at June 30, 1997 and December 31, 1996 consisted of $3.1 million and $11.9 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreements in effect on June 30, 1997 and December 31, 1996 matured and were settled on July 1, 1997 and January 2, 1997, respectively.

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

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                              -------------   -------------
                                                              1997    1996    1997    1996
                                                              -----   -----   -----   -----
HISTORICAL
  Revenues..................................................  100.0%  100.0%  100.0%  100.0%
  Cost of revenues..........................................   51.6    52.8    53.1    53.9
  Selling, general and administrative expenses..............   33.7    33.6    36.1    35.9
                                                              -----   -----   -----   -----
          Operating income..................................   14.7    13.6    10.8    10.2
  Interest income (expense), net............................     .2      .6      .2    (1.2)
                                                              -----   -----   -----   -----
          Earnings before income taxes......................   14.9    14.2    11.0     9.0
  Income taxes..............................................    5.8     5.5     4.3    14.0
                                                              -----   -----   -----   -----
          Net earnings (loss)...............................    9.1%    8.7%    6.7%   (5.0)%
                                                              =====   =====   =====   =====
PRO FORMA
  Historical earnings before income taxes...................                            9.0%
  Pro forma income taxes....................................                            3.5
                                                                                      -----
          Pro forma net earnings............................                            5.5%
                                                                                      =====

  Three and Six Month Periods Ended June 30, 1997 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 44.0% to $25.9 million for the second quarter of 1997, up from $18.0 million in the second quarter of 1996. For the six months ended June 30, 1997, revenues were $46.8 million, or 39.4% higher than $33.6 million achieved in the corresponding period of 1996.

     Domestic revenues were $19.6 million in the second quarter of 1997, up 34.4% from $14.6 million in the second quarter of 1996. This 34.4% increase consisted of (i) 12.5% growth from existing clients served in both the 1997 and 1996 periods; (ii) 12.0% growth from the three complementary recovery audit firms acquired in 1997 and (iii) 9.9% growth from provision of services to new clients (net of the effect of revenues in the second quarter of 1996 from clients not served in the second quarter of 1997). For the first six months of 1997, domestic revenues were $35.8 million, an increase of 30.0% over $27.6 million during the comparable period of 1996.

     International revenues were $6.3 million in the second quarter of 1997, up 84.5% from $3.4 million in the second quarter of 1996. For the first six months of 1997, international revenues were $11.0 million, an 82.5% increase over $6.0 million during the comparable period of 1996. International revenue increases for the 1997 periods over the corresponding periods of 1996 were primarily attributable to new clients. Company operations in almost all international markets experienced significant rates of revenue growth during the first and second quarters of 1997 as compared with the comparable periods of 1996. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses, if any, is excluded. There can be no assurance, however, that recent international growth trends will continue. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 51.6% of revenues for the second quarter of 1997, down from 52.8% in the comparable quarter of 1996. For the six months ended June 30, 1997, cost of revenues was 53.1%, down from 53.9% during the comparable 1996 six month period.

     Domestically, cost of revenues as a percentage of revenues was 53.7% and 54.4%, respectively, for the quarter and six months ended June 30, 1997. For the corresponding periods of 1996, these percentages were 53.0% and 54.4%, respectively.

     The Company has developed a revised compensation program for its non-management domestic field auditors which it believes will more equitably compensate these individuals for their unique experience, skills and contributions in meeting Company objectives. The revised program has been designed with considerable input from auditor focus groups, has been subjected to thorough in-house testing, and has undergone extensive field tests in the first quarter of 1997. The revised program was implemented in May 1997. The Company has attempted to design the revised program such that future aggregate domestic auditor compensation expense will be unchanged from aggregate amounts which would otherwise be paid under the program historically in place. Although the Company and certain of its domestic auditors have expended considerable time and resources to design the revised program, there can be no assurance that it will meet its design objectives. If the design objectives of the revised compensation program are not achieved, the Company's domestic costs and revenues could be materially and adversely affected. See "Forward-looking Statements."

     Internationally, cost of revenues as a percentage of revenues was 44.8% and 49.0%, respectively, for the quarter and six months ended June 30, 1997. These percentages were 51.8% for both of the comparable periods of 1996. The 1997 improvements resulted primarily from gross margin expansions in the second quarter of 1997 in the Company's more established international locations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased slightly to 33.7% in the second quarter of 1997, up from 33.6% in the second quarter of 1996. For the six months ended June 30, 1997, selling, general and administrative expenses as a percentage of revenues was 36.1%, also up slightly from 35.9% in the comparable period of 1996.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues was 30.3% in the second quarter of 1997, up from 29.8% in the comparable quarter of 1996. For the first six months of 1997, domestic selling, general and administrative expenses as a percentage of revenues increased to 32.8%, up from 32.0% in the corresponding period of 1996. The Company's 1997 domestic selling, general and administrative expense percentages are higher than the comparable percentages in 1996 due to increased expenditures for various 1997 initiatives such as significantly expanded training programs and period costs associated with intensified mergers and acquisitions efforts.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved to 44.4% of revenues in the second quarter of 1997, compared to 49.9% in the 1996 second quarter. For the six month periods ended June 30, 1997 and 1996, this percentage likewise improved to 47.1% (1997) from 54.1% (1996). Improvements in 1997 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $348,000 and $278,000 for the quarters ended June 30, 1997 and 1996, respectively, and $672,000 and $556,000 for the six month periods ended June 30, 1997 and 1996, respectively.

     Operating Income. Operating income increased 55.7% to $3.8 million in the second quarter of 1997, up from $2.4 million in the second quarter of 1996. For the six months ended June 30, 1997, operating income increased 48.0% to $5.0 million, up from $3.4 million in the comparable period of 1996. Significant revenue increases coupled with operating margin improvements, the components of which are discussed above, yielded the improvements in the 1997 periods.

     Interest Income (Expense), Net. The Company reported net interest income of $55,000 during the second quarter of 1997, compared to $106,000 during the comparable quarter of 1996. The 1997 reduction relates principally to increased interest expense on growing deferred compensation liabilities and a reduction of investable funds as proceeds from the Company's March 1996 initial public offering are expended on acquired companies and used for other corporate purposes. For the six months ended June 30, 1997, net interest income was $118,000, compared to net interest expense of $389,000 during the comparable period of 1996. The 1996 six month period reflects significant levels of interest expense incurred during the first quarter of that year in connection with various debt obligations. Substantially all of such debt obligations were repaid with a portion of the proceeds from the March 1996 initial public offering.

     Earnings Before Income Taxes. Earnings before income taxes rose 51.4% and 71.0% in the quarter and six months ended June 30, 1997, respectively, compared to the same periods of 1996. Increased revenues, improved operating margins, and changes in interest income (expense), net, yielded the earnings growth.

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

     The provisions for income taxes for all periods subsequent to March 31, 1996 consist of federal and state income taxes at the Company's combined effective rate of 39.0%. The provision for income taxes for the six month period ended June 30, 1996 consists of the above-described $3.7 million charge for cumulative deferred income taxes in the first quarter of such year combined with a $994,000 tax provision at a combined effective rate of 39.0% for the quarter ended June 30, 1996.

     Pro Forma Income Taxes. The results of operations for the six months ended June 30, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a combined effective rate of 39.0% as if the Company's predecessors had been C corporations throughout the entire period.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1996, the Company's predecessors had acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements prior to the Company's initial public offering were met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On March 26, 1996, the Company's initial public offering of its common stock was declared effective by the United States Securities and Exchange Commission. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from the offering. Of these proceeds, approximately $1.1 million was used to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and partnership distributions, and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than that portion of certain convertible debt that was converted to common stock concurrent with the initial public offering). Of the residual $14.2 million of net proceeds, approximately $4.3 million continued to be available as of June 30, 1997 to expand international operations, to acquire complementary businesses and for general corporate purposes, including working capital.

     In September 1996, the Company executed a $20.0 million credit facility with NationsBank N.A. (South). The facility permits the Company to borrow up to $20.0 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and employ the remaining $10.0 million for mergers and acquisitions. Through July 25, 1997, the Company had made no draws against this credit facility, pursuant to which borrowings can be made through September 1998.

     Net cash provided by operating activities was $3.2 million and $477,000 for the six month periods ended June 30, 1997 and 1996, respectively. Receipt of a $2.0 million income tax refund and improved accounts receivable collections were two principal reasons for improvement during the first six months of 1997 as compared to the comparable 1996 period.

     Net cash used in investing activities was $5.9 million in the first six months of 1997, and $2.6 million in the first six months of 1996. In the 1997 six months, $2.7 million was used to acquire property and equipment (primarily computer-related equipment), $2.1 was paid in connection with the February 1997 acquisition of Accounts Payable Recovery Services, Inc., and $1.1 million was paid in connection with the May 1997 acquisition of The Hale Group.

     The Company has acquired three recovery audit firms during the first six months of 1997. See Note E of Notes to Condensed Consolidated Financial Statements. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. Future acquisitions may include much larger businesses than those acquired to date. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-looking Statements."

     Net cash provided by financing activities was $16,000 during the first six months of 1997 and $19.1 million during the comparable six months of 1996. During the first six months of 1996, the Company completed its initial public offering and repaid various obligations, as discussed above.

     The Company believes that its current working capital, its existing line of credit and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 1998 unless one or more large acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARDS

     The Company has determined that the adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share", will not have a material impact on the Company's reported per share results of operations. This pronouncement is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. Once effective, this pronouncement requires restatement of all prior-period earnings per share data presented.

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company believes that its components of comprehensive income will consist principally of traditionally-determined net income and foreign currency translation adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will significantly alter the segment disclosures it currently provides. This Statement is effective for fiscal years beginning after December 15, 1997.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended June 30, 1997 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated July 29, 1997 included in registration statement number 333-31805 on Form S-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On May 23, 1997, in connection with the acquisition of all of the outstanding Common Stock of The Hale Group ("Hale"), the Company paid $1.1 million in cash consideration to a combination of the former Hale shareholders and certain parties to whom Hale was then obligated. Additionally, the Company issued 74,998 shares of the Company's common stock to the former Hale shareholders. The shares were issued pursuant to the exemptions from registration provided by Rule 506 of Regulation D promulgated pursuant to the Securities Act of 1933, as amended (the "Act"), and Section 4(2) of the Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on May 15, 1997, the following individuals were elected to the Company's Board of Directors to serve as Class I directors until the Annual Meeting of Shareholders held in 2000 and until their successors are elected and have qualified:

                                                                VOTES       VOTES
                                                                 FOR       WITHHELD
                                                              ----------   --------
John M. Cook................................................  15,677,091    9,100
John M. Toma................................................  15,677,091    9,100

     At the Company's Annual Meeting of Shareholders held on May 15, 1997, the following proposal was also approved:

                                                           VOTES       VOTES      VOTES
                                                            FOR       AGAINST   ABSTAINED
                                                         ----------   -------   ---------
Ratification of the Company's Employee Stock Purchase
  Plan.................................................  15,274,713   362,794     4,500

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1   --   Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
            registration statement number 333-1086 on Form S-1).
 3.2   --   Bylaws of the Registrant (incorporated by reference to
            Exhibit 3.2 to Registrant's March 26, 1996 registration
            statement number 333-1086 on Form S-1).
10.1   --   The Profit Recovery Group International, Inc. Employee Stock
            Purchase Plan (incorporated by reference to Exhibit "A" to
            Registrant's proxy statement dated April 15, 1997, which was issued in connection with Registrant's 1997 Annual Meeting of Shareholders).
11.1   --   Statement Re: Computation of net earnings per share.
27.1   --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

          The Company did not file a report on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE PROFIT RECOVERY GROUP
                                                   INTERNATIONAL, INC.

Dated: August 4, 1997                                      By: /s/ DONALD E. ELLIS, JR.
                                                   --------------------------------------------
                                                               Donald E. Ellis, Jr.
                                                              Senior Vice President,
                                                                  Treasurer and
                                                             Chief Financial Officer
                                                          (principal financial officer)

Dated: August 4, 1997                                       By: /s/ MICHAEL R. MELTON
                                                   --------------------------------------------
                                                                Michael R. Melton
                                                            Vice President -- Finance
                                                          (principal accounting officer)