Form 10-Q
period 1997-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1997-11-07
CIK 1007330

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

(MARK ONE)
   [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                     OR
   [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ____________ TO
                                ____________

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

                            2300 WINDY RIDGE PARKWAY
                                SUITE 100 NORTH
                          ATLANTA, GEORGIA 30339-8426
                                 (770) 955-3815
 (ADDRESS AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The number of outstanding shares of the issuer's class of capital stock as of October 30, 1997, the latest practicable date, was as follows: 19,152,976 shares of Common Stock, no par value.
================================================================================

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
            Condensed Consolidated Statements of Earnings --
               Three and nine month periods ended September 30, 1997
               and September 30, 1996.................................       1
            Condensed Consolidated Balance Sheets --
               September 30, 1997 and December 31, 1996...............       2
            Condensed Consolidated Statements of Cash Flows --
               Nine months ended September 30, 1997 and September 30,
               1996...................................................       3
            Notes to Condensed Consolidated Financial Statements......       4
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................       6
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.........................................      11
PART II.  Other Information...........................................      12
Signatures............................................................      13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED    NINE MONTHS ENDED
                                                               SEPTEMBER 30,        SEPTEMBER 30,
                                                            -------------------   -----------------
                                                              1997       1996      1997      1996
                                                            --------   --------   -------   -------
Revenues..................................................   $29,627    $21,964   $76,445   $55,542
Cost of revenues..........................................    14,693     11,002    39,553    29,105
Selling, general and administrative expenses..............     8,790      6,623    25,709    18,694
                                                             -------    -------   -------   -------
  Operating income........................................     6,144      4,339    11,183     7,743
Interest income (expense), net............................        14        162       132      (227)
                                                             -------    -------   -------   -------
  Earnings before income taxes............................     6,158      4,501    11,315     7,516
Income taxes (Note C).....................................     2,400      1,759     4,397     6,453
                                                             -------    -------   -------   -------
  Net earnings............................................   $ 3,758    $ 2,742   $ 6,918   $ 1,063
                                                             =======    =======   =======   =======
Pro forma information:
  Historical earnings before income taxes.................                                  $ 7,516
  Pro forma income taxes (Note C).........................                                    2,935
                                                                                            -------
     Pro forma net earnings...............................                                  $ 4,581
                                                                                            =======
Net earnings (pro forma net earnings for nine months ended
  September 30, 1996) per common and common equivalent
  share (Note D)..........................................   $   .20    $   .15   $   .37   $   .27
                                                             =======    =======   =======   =======
Weighted average common and common equivalent shares
  outstanding.............................................    18,910     18,286    18,720    17,231
                                                             =======    =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1996
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents (Note F)........................     $12,231        $16,891
  Receivables:
     Billed contract receivables............................       5,122          3,864
     Unbilled contract receivables..........................      40,179         30,734
     Employee advances......................................       2,160          1,363
                                                                 -------        -------
          Total receivables.................................      47,461         35,961
                                                                 -------        -------
  Refundable income taxes...................................          --          2,049
  Prepaid expenses and other current assets.................       1,292            528
                                                                 -------        -------
          Total current assets..............................      60,984         55,429
                                                                 -------        -------
Property and equipment:
  Computer and other equipment..............................       9,627          5,753
  Furniture and fixtures....................................       1,937          1,569
  Leasehold improvements....................................       1,331          1,183
                                                                 -------        -------
                                                                  12,895          8,505
  Less accumulated depreciation and amortization............       4,314          2,272
                                                                 -------        -------
                                                                   8,581          6,233
                                                                 -------        -------
Noncompete agreements, less accumulated amortization........       3,734          4,509
Deferred loan costs, less accumulated amortization..........          32             56
Goodwill, less accumulated amortization.....................       6,204            393
Deferred income taxes.......................................       1,174          1,174
Other assets................................................         537            524
                                                                 -------        -------
                                                                 $81,246        $68,318
                                                                 =======        =======
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................     $    83        $    79
  Accounts payable and accrued expenses.....................       1,719          1,383
  Accrued payroll and related expenses......................      17,788         16,356
  Deferred income taxes.....................................       7,607          7,607
                                                                 -------        -------
          Total current liabilities.........................      27,197         25,425
Long-term debt, excluding current installments..............         707            692
Deferred compensation.......................................       2,263          1,642
                                                                 -------        -------
          Total liabilities.................................      30,167         27,759
                                                                 -------        -------
Shareholders' equity (Note B):
  Preferred stock, no par value. Authorized 1,000,000
     shares; no shares issued or outstanding in 1997 and
     1996...................................................          --             --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding
     18,294,149 in 1997 and 17,649,152 in 1996..............          18             18
  Additional paid-in capital................................      37,815         34,188
  Cumulative translation adjustments........................         (56)           (31)
  Retained earnings.........................................      13,302          6,384
                                                                 -------        -------
          Total shareholders' equity........................      51,079         40,559
                                                                 -------        -------
                                                                 $81,246        $68,318
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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
Cash flows from operating activities:
  Net earnings..............................................  $  6,918    $  1,063
  Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Depreciation and amortization..........................     3,018       1,908
     Deferred compensation expense..........................       434         441
     Deferred income taxes..................................        --       3,700
     Foreign translation adjustments........................       (25)         35
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................   (10,990)    (14,032)
       Prepaid expenses and other current assets............      (743)       (272)
       Refundable income taxes..............................     2,049          --
       Other assets.........................................       (93)       (250)
       Accounts payable and accrued expenses................       333         741
       Accrued payroll and related expenses.................     1,084       6,288
                                                              --------    --------
          Net cash provided by (used in) operating
            activities......................................     1,985        (378)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,054)     (4,499)
  Acquisition of businesses (Note E)........................    (3,194)         --
                                                              --------    --------
          Net cash used in investing activities.............    (7,248)     (4,499)
                                                              --------    --------
Cash flows from financing activities:
  Net repayments of note payable to bank....................        --      (1,763)
  Proceeds from loans from shareholders.....................        --       2,600
  Repayments of long-term debt..............................        --      (7,117)
  Repayments of loans from shareholders.....................        --      (3,675)
  Net proceeds from common stock............................       603      33,961
  Distributions.............................................        --      (4,876)
                                                              --------    --------
          Net cash provided by financing activities.........       603      19,130
                                                              --------    --------
          Net change in cash and cash equivalents...........    (4,660)     14,253
Cash and cash equivalents at beginning of period............    16,891         642
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 12,231    $ 14,895
                                                              ========    ========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest...............  $     38    $  1,091
                                                              ========    ========
     Cash paid during the period for income taxes...........  $  2,165    $  1,598
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996.

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

NOTE C -- INCOME TAXES

     The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. In connection with the initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred a charge to operations of $3.7 million in the first quarter of 1996 for cumulative deferred income taxes. The results of operations for the nine month period ended September 30, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a composite effective rate of 39% as if the Company's predecessors had been C corporations throughout the entire period.

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

NOTE E -- ACQUISITIONS

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of technology products. The Company issued 375,000 shares of its common stock in the transaction which was accounted for as a pooling-of-interests. Since prior years' financial positions and results of operations of Shaps Group, Inc. are not material in relation to the Company's historical financial statements, the Company has not restated its prior years' consolidated financial statements.

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

NOTE F -- CASH EQUIVALENTS

     Cash equivalents at September 30, 1997 and December 31, 1996 consisted of $2.5 million and $11.9 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreements in effect on September 30, 1997 and December 31, 1996 matured and were settled on October 1, 1997 and January 2, 1997, respectively.

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

NOTE G -- SUBSEQUENT EVENTS

     On October 7, 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a privately held recovery audit firm based in Paris, France. This transaction was accounted for as a purchase with consideration of $24.6 million in cash and approximately 859,000 restricted, unregistered shares of the Company's common stock with an aggregate estimated fair value of $9,959,000, based on preliminary valuations. Approximately $1.7 million in direct acquisition-related costs were also incurred and capitalized as part of this transaction. The Company has an obligation to acquire the remaining interest in Alma by January 1999 for $398,000 in cash and 13,900 unregistered shares of the Company's common stock. The Company increased its credit facility with NationsBank, N.A. from $20.0 million to $30.0 million on October 3, 1997 to finance the cash consideration paid and a portion of the direct acquisition-related expenses incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

OVERVIEW

     The Company is a leading provider of accounts payable and other recovery audit services to large retailers, wholesale distributors, healthcare providers, technology companies and other large transaction-intensive companies, as well as to certain governmental agencies. In businesses with large purchase volumes and continuously fluctuating purchase prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, compliance with various complex tax laws also results in overpayments to governmental agencies. Moreover, services such as telecommunications, utilities and freight provided to businesses under complex pricing arrangements can result in overpayments. All of these overpayments result in "lost profits". The Company identifies and documents overpayments by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. The Company receives a contractually negotiated percentage of amounts recovered.

     The earliest of the Company's predecessors was formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc., which were formed in 1971 and 1985, respectively. In January 1995, the Company purchased certain assets of Fail & Associates, Inc., a direct U.S. competitor. In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of technology products. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. In May 1997, the Company acquired all of the common stock of The Hale Group, a California-based company that also provides recovery audit services to healthcare entities. In October 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a Paris-based recovery audit firm specializing in identifying and recovering various types of French corporate tax overpayments. The Company intends to continue pursuing domestic and international strategic acquisitions, including direct competitors and complementary businesses.

ANTICIPATED CHARGE TO EARNINGS

     On October 7, 1997, the Company acquired 98.4% of Paris-based Alma. In recognition of emerging developments such as the Alma acquisition, the Company intends to restructure and realign certain facets of its European management structure and expects to incur related pre-tax charges to operations in the quarter ending December 31, 1997 in the range of $1.0 million to $1.2 million.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of earnings as a percentage of revenues.

                                                              THREE MONTHS     NINE MONTHS
                                                                  ENDED           ENDED
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                              -------------   -------------
                                                              1997    1996    1997    1996
                                                              -----   -----   -----   -----
HISTORICAL
  Revenues..................................................  100.0%  100.0%  100.0%  100.0%
  Cost of revenues..........................................   49.6    50.1    51.8    52.4
  Selling, general and administrative expenses..............   29.7    30.1    33.6    33.7
                                                              -----   -----   -----   -----
          Operating income..................................   20.7    19.8    14.6    13.9
  Interest income (expense), net............................    0.1     0.7     0.2    (0.4)
                                                              -----   -----   -----   -----
          Earnings before income taxes......................   20.8    20.5    14.8    13.5
  Income taxes..............................................    8.1     8.0     5.8    11.6
                                                              -----   -----   -----   -----
          Net earnings......................................   12.7%   12.5%    9.0%    1.9%
                                                              =====   =====   =====   =====
PRO FORMA
  Historical earnings before income taxes...................                           13.5%
  Pro forma income taxes....................................                            5.3
                                                                                      -----
          Pro forma net earnings............................                            8.2%
                                                                                      =====

Three and Nine Month Periods Ended September 30, 1997 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 34.9% to $29.6 million for the third quarter of 1997, up from $22.0 million for the third quarter of 1996. For the nine months ended September 30, 1997, revenues were $76.4 million, or 37.6% higher than $55.5 million achieved in the corresponding period of 1996.

     Domestic revenues were $23.0 million in the third quarter of 1997, up 30.2% from $17.7 million in the third quarter of 1997. This 30.2% increase consisted of (i) 8.0% growth from existing clients served in both the 1997 and 1996 periods; (ii) 14.4% growth from the three complementary recovery audit firms acquired in the first half of 1997; and (iii) 7.8% growth from provision of services to new clients (net of the effect of revenues in the third quarter of 1996 from clients not served in the third quarter of 1997). For the first nine months of 1997, domestic revenues were $58.8 million, an increase of 30.1% over $45.2 million during the comparable period of 1996.

     International revenues were $6.6 million in the third quarter of 1997, up 54.1% from $4.3 million in the third quarter of 1996. For the first nine months of 1997, international revenues were $17.6 million, a 70.6% increase over $10.3 million during the comparable period of 1996. International revenue increases for the 1997 periods over the corresponding periods of 1996 were primarily attributable to new clients. Company operations in almost all international markets experienced significant rates of revenue growth during the three and nine month periods ended September 30, 1997, as compared with comparable periods of 1996. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses, if any, is excluded. There can be no assurance, however, that recent international growth trends will continue. See "Forward-looking Statements."

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which is the principal industry served by the Company. The Company's October 1997 acquisition of Alma is not expected to affect this trend because Alma historically has experienced similar seasonality in its revenues and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 49.6% of revenues for third quarter of 1997, down from 50.1% in the comparable quarter of 1996. For the nine months ended September 30, 1997, cost of revenues was 51.8%, down from 52.4% during the comparable 1996 nine month period.

     Domestically, cost of revenues as a percentage of revenues was 49.9% and 52.6%, respectively, for the quarter and nine months ended September 30, 1997. For the corresponding periods of 1996, these percentages were 50.4% and 52.8%, respectively. Domestic cost of revenues as a percentage of revenues historically has been lower in each of the last two quarters of a fiscal year as compared to each of the initial two quarters of that year. This trend is expected to continue and relates to the Company's historical quarterly revenue seasonality patterns that result in various fixed components of domestic cost of revenues being spread over a growing quarterly domestic revenue base. See "Forward-looking Statements."

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

     Internationally, cost of revenues as a percentage of revenues was 48.4% and 48.8%, respectively, for the quarter and nine months ended September 30, 1997. For the corresponding periods of 1996, these percentages were 48.7% and 50.6%, respectively. The 1997 improvements resulted primarily from gross margin expansions in the second and third quarters of 1997 in the Company's more established international locations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 29.7% of revenues in the third quarter of 1997, down from 30.1% in the third quarter of 1996. For the nine months ended September 30, 1997, selling, general and administrative expenses as a percentage of revenues was 33.6%, down slightly from 33.7% in the comparable period of 1996.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues was 26.2% in the third quarter of 1997, up from 25.9% in the comparable quarter of 1996. For the nine months ended September 30, 1997, domestic selling, general and administrative expenses as a percentage of revenues increased to 30.2%, up from 29.7% in the corresponding period of 1996. The Company's 1997 domestic selling, general and administrative expense percentages are higher than the comparable percentages in 1996 due to increased expenditures for various 1997 initiatives such as significantly expanded training programs and period costs associated with intensified mergers and acquisitions efforts.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved to 41.6% of revenues in the second quarter of 1997, compared to 47.7% in the 1996 third quarter. For the nine month periods ended September 30, 1997 and 1996, this percentage likewise improved to 45.1%
(1997) from 51.2% (1996). Improvements in 1997 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred con-compete costs. Amortization of these intangible assets totaled $365,000 and $278,000 for the quarters ended September 30, 1997 and 1996, respectively, and $1.0 million and $834,000 for the nine month periods ended September 30, 1997 and 1996, respectively.

     Operating Income. Operating income increased 41.6% to $6.1 million in the third quarter of 1997, up from $4.3 million in the third quarter of 1996. For the nine months ended September 30, 1997, operating income increased 44.4% to $11.2 million, up from $7.7 million in the comparable period of 1996. As a percentage of total revenues, operating income increased to 20.7% for the quarter ended September 30, 1997, up from 19.8% for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, operating income as a percentage of total revenues was 14.6%, up from 13.9% during the comparable period of 1996. Significant revenue increases coupled with operating margin improvements, the components of which are discussed above, yielded the improvements in the 1997 periods.

     Interest Income (Expense), Net. The Company reported net interest income of $14,000 during the third quarter of 1997, compared to $162,000 during the comparable quarter of 1996. The 1997 reduction relates principally to increased interest expense on growing deferred compensation liabilities and a reduction of investable funds as proceeds from the Company's March 1996 initial public offering are expended on acquired companies and used for other corporate purposes. For the nine months ended September 30, 1997, net interest income was $132,000, compared to net interest expense of $227,000 during the comparable period of 1996. The 1996 nine month period reflects significant levels of interest expense incurred during the first quarter of that year in connection with various debt obligations. Substantially all of such debt obligations were repaid with a portion of the proceeds from the March 1996 initial public offering.

     Earnings Before Income Taxes. Earnings before income taxes rose 36.8% and 50.5% in the quarter and nine months ended September 30, 1997, respectively, compared to the same periods of 1996. The improvements in earnings before income taxes in the 1997 periods resulted from increased revenues, improved operating margins and changes in interest income (expense), net.

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

     The provisions for income taxes for all periods subsequent to March 31, 1996 consist of federal and state income taxes at the Company's composite effective rate of 39.0%. The provision for income taxes for the nine months ended September 30, 1997 consists of the above-described $3.7 million charge for cumulative deferred income taxes in the first quarter of such year combined with $2.8 million in tax provisions at a 39.0% composite effective rate for the two quarters subsequent to the March 26, 1996 initial public offering.

     Pro Forma Income Taxes. The results of operations for the nine months ended September 30, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes as a composite effective rate of 39.0% as if the Company's predecessors had been C corporations throughout the entire period.

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1996, the Company's predecessors had acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements prior to the Company's initial public offering were met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from its initial public offering. Of these proceeds, approximately $1.1 million was subsequently utilized to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and partnership distributions, and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than that portion of certain convertible debt that was converted to Common Stock concurrent with the initial public offering). Of the residual $14.2 million of net proceeds, approximately $2.9 million continued to be available as of September 30, 1997 to expand international operations, to acquire complementary businesses and for general corporate purposes, including working capital.

     During October 1997, the Company increased its Credit Facility with NationsBank, N.A. from $20.0 million to $30.0 million. The credit facility permits the Company to borrow up to $30.0 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and utilize the remaining $20.0 million for mergers and acquisitions. Borrowings under the Credit Facility can be made through September 1999. As of October 30, 1997, the Company had outstanding principal borrowings of $24.7 million under the credit facility at a floating prime interest rate then at 8.5% per annum. Such borrowings were made in October 1997 in connection with the financing of the Alma acquisition.

     Net cash provided by operating activities was $2.0 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, net cash used in operating activities was $378,000. During 1996, the Company overestimated its federal and state income tax liabilities resulting in $2.0 million in refundable income taxes on its Consolidated Balance Sheet at December 31, 1996 which was subsequently recovered by the Company in the first quarter of 1997. Excluding the effect of having recovered this $2.0 million in excess payments, net cash provided by operating activities for the nine months ended September 30, 1997 would have been negligible.

     Net cash used in investing activities was $7.2 million for the nine months ended September 30, 1997. This total consisted of $4.0 million used to acquire property and equipment (primarily computed-related equipment), $2.1 million paid in connection with the February 1997 acquisition of Accounts Payable Recovery Services, Inc., and $1.1 million paid in connection with the May 1997 acquisition of The Hale Group. Net cash used in investing activities was $4.5 million for the nine months ended September 30, 1996. Due to the Company's rapid growth, the Company doubled the size of its Atlanta home office during 1996 to approximately 45,000 square feet. This project was completed in the third quarter of 1996 and, combined with ongoing computer-related equipment additions, comprised the majority portion of the Company's property and equipment additions for the nine months ended September 30, 1996.

     From January 1, 1997 through October 30, 1997, the Company acquired four recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. Future acquisitions may include much larger businesses than those acquired to date. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-looking Statements."

     Net cash provided by financing activities was $603,000 for the nine months ended September 30, 1997 and consisted of proceeds from the exercise of certain employee stock options. Net cash provided by financing activities was $19.1 million for the nine months ended September 30, 1996, and reflects proceeds from the Company's initial public offering, net of repayments of debt and other obligations paid from those proceeds.

     The Company believes that its current working capital, its existing line of credit and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 1998 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

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

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended September 30, 1997 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated July 29, 1997 included in registration statement number 333-31805 on Form S-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1   --   Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
            registration statement number 333-1086 on Form S-1).
 3.2   --   Bylaws of the Registrant (incorporated by reference to
            Exhibit 3.2 to Registrant's March 26, 1996 registration
            statement number 333-1086 on Form S-1).
10.1   --   Contract for the Mandate of the President of the
            Directorate, dated October 7, 1997, between Alma
            Intervention and Marc Eisenberg.
10.2   --   Consulting Agreement, dated October 7, 1997, between the
            Registrant and Lieb Finance S.A.
10.3   --   Second Amendment to Employment Agreement, dated September
            17, 1997, between The Profit Recovery Group International I,
            Inc. and John M. Cook.
10.4   --   Employment Agreement, dated October 17, 1997, between The
            Profit Recovery Group International I, Inc. and Michael A.
            Lustig.
10.5   --   Compensation Agreement, dated October 17, 1997, between The
            Profit Recovery Group International I, Inc. and Michael A.
            Lustig.
10.6   --   First Amendment to Loan and Security Agreement, dated
            October 3, 1997, between NationsBank, N.A. and the
            Registrant and its subsidiaries.
11.1   --   Statement Re: Computation of net earnings per share.
27.1   --   Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K

          On July 30, 1997, Registrant filed a report on Form 8-K dated July 29, 1997 which contained Registrant's press release of July 14, 1997 whereby Registrant reported its financial results for the quarter ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   THE PROFIT RECOVERY GROUP
                                                   INTERNATIONAL, INC.

Dated: November 7, 1997                                    By: /s/ DONALD E. ELLIS, JR.
                                                   --------------------------------------------
                                                               Donald E. Ellis, Jr.
                                                              Senior Vice President,
                                                                  Treasurer and
                                                             Chief Financial Officer
                                                          (principal financial officer)

Dated: November 7, 1997                                     By: /s/ MICHAEL R. MELTON
                                                   --------------------------------------------
                                                                Michael R. Melton
                                                            Vice President -- Finance
                                                          (principal accounting officer)