Form 10-K
period 1997-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-02-13
CIK 1007330

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-28000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Common shares of the registrant outstanding at January 30, 1998 were 19,226,024. The aggregate market value, as of January 30, 1998, of such common shares held by non-affiliates of the registrant was approximately $111,423,000 based upon the last sales price reported that date on The Nasdaq Stock Market of $15.813 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 14, 1998.
================================================================================

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-K
                               DECEMBER 31, 1997

                                                                           PAGE
                                                                           ----
Part I
  Item  1.   Business....................................................    1
  Item  2.   Properties..................................................   10
  Item  3.   Legal Proceedings...........................................   10
  Item  4.   Submission of Matters to a Vote of Security Holders.........   10
Part II
  Item  5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................   11
  Item  6.   Selected Consolidated Financial Data........................   12
  Item  7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   13
  Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk......................................................   20
  Item  8.   Financial Statements and Supplementary Data.................   21
  Item  9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   43
Part III
  Item 10.   Directors and Executive Officers of the Registrant..........   43
  Item 11.   Executive Compensation......................................   43
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   43
  Item 13.   Certain Relationships and Related Transactions..............   43
Part IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................   43
Signatures...............................................................   47

                                     PART I

ITEM 1.  BUSINESS

     The Company is a leading provider of accounts payable and other recovery audit services to large retailers, wholesale distributors, healthcare providers, technology companies and other large transaction-intensive companies, as well as to certain governmental agencies. In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, the complexity of various tax laws results in overpayments to governmental agencies. Moreover, services such as telecommunications, utilities and freight provided to businesses under complex pricing arrangements can result in overpayments. All of these overpayments result in "lost profits." The Company identifies and documents overpayments by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. The Company continuously updates and refines its proprietary databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates, but excluding confidential client data.

     The earliest of the Company's predecessors was formed in November 1990, and in early 1991 the predecessors acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc. which were formed in 1971 and 1985, respectively. In January 1995, the Company's predecessors acquired the operating assets of Fial & Associates, Inc., a direct competitor.

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

     In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and high technology companies. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. In May 1997, the Company acquired all of the common stock of The Hale Group, a California-based company providing recovery audit services to healthcare entities. In October 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries, a Paris-based company providing tax recovery audit services within France. In November 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. The Company intends to continue pursuing domestic and international strategic acquisitions, including direct competitors and complementary businesses.

     The Company has operations outside the United States in Australia, Belgium, Canada, France, Germany, Mexico, The Netherlands, New Zealand, the United Kingdom and portions of Asia, including Hong Kong, Indonesia, Malaysia, Singapore, Taiwan and Thailand. See Note 11 of Notes to Consolidated Financial Statements for international segment data concerning revenues, operating income
(loss) and indentifiable assets.

THE RECOVERY AUDIT INDUSTRY

     Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex tax and pricing arrangements find it difficult to detect all payment errors. These businesses include retailers, such as discount, department, specialty, grocery and drug stores, wholesale distributors, manufacturers and distributors of technology products and certain governmental agencies and healthcare providers. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between purchasing and payables departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include vendor pricing errors, missed or inaccurate discounts, allowances and rebates, incorrect freight charges and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively narrow profit margins. Although internal recovery audit departments identify some payment errors, independent recovery audit firms often are retained by businesses to identify additional overpayments.

     In the U.S., large retailers routinely engage independent recovery audit firms as standard business practice and other businesses increasingly are using independent recovery audit firms. Outside the U.S., the Company believes that large retailers and certain other businesses also increasingly are engaging independent recovery audit firms. The U.S. retailing industry represented approximately $2.5 trillion in revenues in 1996. The top 100 retailers worldwide had aggregate revenues of approximately $1.4 trillion in 1996. The Company believes that a typical U.S. retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues. In addition, the Company believes that businesses in all industries also make accounts payable errors.

     Increasingly, businesses use technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These paperless transactions are widely referred to as "EDI" (Electronic Data Interchange), and implementation of this technology is accelerating. EDI streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

     Many businesses historically have maintained internal recovery audit departments that review transactions before engaging independent recovery audit firms. The Company believes that these businesses increasingly are outsourcing internal recovery functions to independent recovery audit firms. Factors contributing to this trend include (i) a need for significant investments in technology, especially in an EDI environment, which the Company believes are greater than even large businesses often can justify, (ii) an inability to duplicate the breadth of industry and auditing expertise of independent recovery audit firms, (iii) a desire to focus limited resources on core competencies, and
(iv) a desire for larger and more timely recoveries.

     The domestic and international recovery audit industry is characterized by several large and many small, local and regional firms. Many local and regional recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are even less equipped to audit large EDI accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes significant opportunities exist for recovery audit firms with a national and international presence, well-trained and experienced professionals and the advanced technology required to audit increasingly complex accounts payable systems.

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

THE PROFIT RECOVERY GROUP STRATEGY

     The Company's objective is to become the leading worldwide provider of recovery audit services. The Company believes that it will have to significantly increase its revenues to achieve this objective. Its strategy consists of the following elements:

     - Expand International Presence. The Company believes international markets represent significant business opportunities and intends to continue expanding its international presence. For example, based on 1996 sales, 63 of the top 100 retailers worldwide were headquartered outside the U.S. Through sales and marketing efforts, the Company targets countries having a concentration of transaction-intensive businesses. The Company also enters new international markets by supporting its U.S. clients' international operations. With the recent acquisition of 98.4% of Financiere Alma, S.A. and its subsidiaries (collectively, "Alma"), the Company has significantly increased its presence in France and the Company intends to offer Alma's services to businesses in other European countries. In the next twelve months, the Company anticipates that it will commence operations in South Africa, Argentina and Brazil.

     - Expand Client Base. The Company seeks to increase its worldwide retail client base and expand its recovery audit services to other industries. The Company recently has expanded its recovery audit services to the healthcare and technology industries and intends to expand into other industries, such as financial services, transportation and lodging and gaming. The Company believes that its proprietary technology and audit techniques and methodologies also can be applied to these industries. The Company believes that its typical fee arrangement enhances its ability to attract new clients because clients pay a contractually negotiated percentage of overpayments identified by the Company and recovered for the clients. The Company intends to leverage existing client relationships into new audit engagements for clients' other operating units. Based on 1996 sales, 28 of the top 100 retailers worldwide, each of which had sales of at least $3.9 billion, were clients of the Company in 1997. The Company principally targets large businesses having at least $500 million in annual revenues, although smaller businesses may be attractive clients. Retailers continue to constitute the substantial majority of the Company's client and revenue base, and the Company's current marketing efforts are primarily directed toward that industry.

     - Pursue Strategic Acquisitions. The Company intends to continue pursuing the acquisition of domestic and international businesses including both direct competitors and businesses providing complementary recovery audit services. As examples, in January 1995, the Company successfully completed the acquisition of Fial & Associates, Inc., a direct competitor; in January 1997, the Company acquired Shaps Group, Inc., a firm providing recovery audit services to manufacturers and distributors of technology products; in February 1997, the Company acquired Accounts Payable Recovery Services, Inc., a firm providing recovery audit services to healthcare entities and energy companies; in May 1997, the Company acquired The Hale Group, a firm that provides recovery audit services primarily to healthcare entities; in October 1997, the Company acquired Alma, a firm that provides tax recovery audit services in France; and in November 1997, the Company acquired TradeCheck, LLC, a firm that provides ocean freight recovery audit services.

     - Expand Recovery Audit Services. The Company seeks to expand its recovery audit service offerings beyond its traditional accounts payable recovery audit business. For example, the Company recently began offering tax recovery and ocean freight audit services following its acquisitions of Alma and TradeCheck. In addition, the Company intends to expand into or establish its capabilities in other recovery audit services, including telecommunications, utilities, freight and sales and property tax.

     - Maintain High Client Retention Rates. The Company intends to maintain and improve its high client retention rate by providing comprehensive recovery audit services, utilizing highly trained auditors, and continuing to refine its advanced audit technology. Of the Company's accounts payable audit clients in 1996 that had claims exceeding $100,000 in that year, more than 90% continued to utilize the Company's services in 1997.

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

THE PROFIT RECOVERY GROUP SERVICES

     The Company provides comprehensive accounts payable, tax and other ancillary recovery audit services. In 1997, accounts payable recovery audit services represented approximately 91.0% of the Company's revenues. Assuming the Alma transaction had occurred on January 1, 1997, accounts payable recovery audit services and tax recovery audit services would have represented on a pro forma basis approximately 80.3% and 17.0%, respectively, of the Company's revenues for 1997.

  Accounts Payable Recovery Audit Services

     Using its proprietary technology, audit techniques and methodologies, the Company conducts either primary or secondary accounts payable audits. In primary audits, the Company is the first independent recovery audit firm engaged. In secondary audits, the Company audits behind another independent recovery audit firm. A substantial majority of the accounts payable audits conducted by the Company are primary audits.

     Primary Audits. Although the Company is flexible in structuring recovery audit programs to meet the individual needs of its clients, there are two basic types of primary accounts payable audits conducted by the Company: (i) periodic audits, which are usually performed nine to 18 months after a client's fiscal year-end; and (ii) continuous audits, marketed as RecoverNow, which are performed more closely following transaction dates.

     In most periodic audits, which constitute the vast majority of the Company's present audit engagements, the client's internal recovery audit department conducts a preliminary review of accounts payable records to identify payment errors. Upon completion of the client's internal recovery audit review process, which may be as long as nine to 18 months after the client's fiscal year-end, the Company begins its independent recovery audit.

     Under the Company's RecoverNow program, clients provide the Company with accounts payable data on a regular basis, often within 90 days following the payment transaction. The Company believes its RecoverNow program generates larger client recoveries for several reasons, including: (i) transaction data, especially paper-based records, are more complete and accessible; (ii) the impact of vendor bankruptcies is minimized because claims are made more timely and continuously throughout the year; (iii) certain recoveries are facilitated when claims are made prior to the expiration of seasonal or other special pricing promotions; and (iv) vendor relationships are improved because of on-going communications regarding billing and payment practices.

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

     Secondary Audits. In secondary audits, the Company conducts an accounts payable audit after another independent recovery audit firm has completed its audit. The Company usually receives a higher percentage recovery fee than received from primary audits because it generally is more difficult to detect payment errors in secondary audits. In most cases, the Company is able to identify significant payment errors not previously detected by a client's primary independent recovery audit firm. The Company utilizes secondary audits as a marketing strategy to obtain new, primary audit clients and believes it has been successful in implementing this strategy. Of the 28 secondary audits performed in 1995 which individually provided revenues to the Company exceeding $100,000, nine were converted to primary audit clients prior to December 31, 1997.

  Tax Recovery Audit Services

     With the recent acquisition of Alma, the Company now offers tax recovery audit services in France. These services include the identification and recovery of tax overpayments (other than income taxes), including business and personal property taxes (referred to in France as "fiscal" taxes), workers compensation taxes (referred to in France as "social" taxes), real property taxes (referred to in France as "foncier" taxes), and value added taxes (referred to in France as "TVA" taxes).

     Using highly trained, experienced personnel together with proprietary audit techniques and methodologies, Alma assists businesses in identifying and recovering tax overpayments and reducing future tax obligations. Alma, with assistance from professionals such as tax attorneys, physicians and surveyors, applies its thorough understanding of the numerous complex French tax laws and audits the factual information which underlies the tax in question. For example, certain fiscal taxes are based upon a client's number of employees, payroll and fixed assets. Certain social taxes are based upon industry segment and prior years' claim history. Foncier or real property taxes are based on the size, use and valuation of building improvements. Alma is constantly researching new and expanded tax audit opportunities.

     The time necessary to conduct a French tax audit and obtain governmental approval of a claim can vary significantly based upon the type of audit. A typical social tax audit, for example, is performed in six to nine months and governmental approval can take an additional six to 12 months. In certain cases when the tax authority denies a client's claim, litigation is necessary to seek recovery. Like the Company's standard accounts payable recovery audits, the Company receives a contractually negotiated percentage of the taxes recovered.

  Ancillary Audit Services

     In addition to accounts payable and tax recovery audit services, the Company also offers ancillary recovery audit services. These ancillary services may be offered individually or in conjunction with accounts payable and tax recovery audit services.

     - Freight Audits. The Company provides domestic freight audits using FreightPro, the Company's proprietary freight recovery audit software, and provides ocean freight audits. The Company also maintains centralized domestic freight and shipping databases and has auditors who specialize in freight audits. Freight audits are usually conducted in conjunction with accounts payable recovery audits.

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

     - Utility Audits. Auditors also review clients' electrical and natural gas requirements and analyze alternative rates and billing plans to verify that the billing was proper and that the proper tariff rate was applied.

     - Expense Reduction Audits. With the recent acquisition of Alma, the Company assists clients in reducing their costs for building and security services.

CLIENT CONTRACTS

     The Company's standard accounts payable client contract provides that the Company is entitled to a contractual percentage of overpayments recovered for clients. Clients generally recover claims by taking credits against outstanding payables or future purchases from the involved vendors. In many cases, the Company's auditors work on site with client personnel and continually monitor credits taken. In other situations, Company auditors schedule periodic reconciliations with clients to determine which claims have been processed for credit. The Company's standard accounts payable client contract imposes a duty on the client to process promptly all claims against vendors. In the interest of maintaining good vendor relations, however, many clients modify the standard client contract with the Company to provide that they retain discretion on whether to pursue collection of a claim. In the Company's experience, it is extremely unusual for a client to forego the collection of a large, valid claim. In some cases, a vendor may dispute a claim by providing additional documentation or information supporting its position. Consequently, many clients revise the Company's standard client contract to clarify that the Company is not entitled to payment of its fee until the client recovers the claim from its vendor.

     In addition to the client contracts, most accounts payable clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company prior to submitting claims. With respect to accounts payable recovery audits for retailers, wholesale distributors and governmental agencies, the Company recognizes revenues at the time overpayment claims are presented to and approved by its clients, as adjusted for estimated uncollectible claims. Estimated uncollectible claims initially are established, and subsequently adjusted, for each individual client based on a number of factors including historical experience. With respect to accounts payable and other recovery audits for most entities other than retailers, wholesale distributors and governmental agencies, the Company recognizes revenues when it invoices clients for its portion of amounts recovered.

     The Company's standard tax recovery client contract provides that the Company is entitled to a contractual percentage of the taxes recovered and anticipated savings for a specified period following the audit. The Company recognizes revenue from its fiscal, social and foncier tax recovery audit services when it receives notification that the applicable governmental agency has approved a claim, the client is entitled to a recovery, and an invoice is submitted to the client requesting payment. For TVA recovery audit services, the Company recognizes revenues when all documentation is filed with the appropriate government agency.

TECHNOLOGY

     The Company believes that its proprietary software audit tools and proprietary databases, together with its centralized data processing capabilities, provide it a competitive advantage over smaller local and regional firms, especially when auditing complex EDI accounts payable systems. The Company has devoted more than six years and has made substantial financial investments in developing its proprietary technology. At

January 31, 1998, the Company's information services department in the United States had 64 employees, 10 of whom were dedicated to software development activities, including updating and modifying the Company's existing proprietary software. In addition, Alma's information services department had four employees as of January 31, 1998.

  Centralized Data Preparation and Verification

     At the beginning of a typical accounts payable audit, magnetic media containing accounts payable transaction data are delivered to the Company's central data processing facility. Experienced programmers in the Company's information services department write specialized conversion programs that permit this data to be reformatted into standardized and proprietary formats using IBM ES 9000 mainframe and IBM AS 400 midrange computers and Windows NT and OS/2 Warp Connect servers. Statistical reports are then prepared to verify the completeness and accuracy of the data. Generally, it is not necessary to rewrite conversion programs for clients for each successive audit. This reformatted data is compressed onto CD-ROM media and delivered to the Company's auditors who, using the Company's proprietary field audit software, sort, filter and search the data for overpayments. Standard reports and client-specific statistical data also are produced for auditors.

  PC-Based Software Modules

     The Company has developed PC-based proprietary software modules for use primarily in the field by its accounts payable auditors. These software modules include the following:

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

     - AuditPro 97 is a newly released module which will eventually replace both AuditPro and EDI Inquiry. It can be utilized in both EDI and non-EDI environments and includes considerably greater audit functionality than the modules it replaces.

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

     - ReportPro is a specialized report generator designed to create and display customized reports in conjunction with the Company's other proprietary software modules.

  Proprietary Databases

     The Company has developed and continuously updates and refines its proprietary accounts payable and other non-tax recovery audit databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates. These proprietary databases do not include confidential client information. Auditors use these databases to identify discounts, allowances and other pricing information not previously detected.

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

     The Company provides intensive in-house training for auditors utilizing many self-paced media including specialized computer-based training modules. The Company utilizes experienced auditors as full-time field trainers to assess each trainee's progress as he or she completes the training program. The in-house training program is continuously upgraded based on feedback from auditors and on changing industry protocols. Additional on-the-job training by experienced auditors enhances the in-house training and enables newly hired auditors to refine their skills. Because auditor compensation is based on team performance results as well as nine different categories of individual competency composed of job-based skills and personal success factors, the Company believes senior auditors are motivated to continue training new auditors to maximize client recoveries and audit team compensation. As the Company hires new auditors, there can be no assurance that it will be able to continue providing the same in-depth training or have sufficient numbers of experienced auditors to continue its on-the-job training program.

CLIENT BASE

     The Company provides its services principally to large transaction-intensive businesses that include retailers, such as discount, department, specialty, grocery and drug stores, wholesale distributors, manufacturers and distributors of technology products, certain governmental agencies and healthcare providers. Based on 1996 sales, 28 of the top 100 retailers worldwide, each having sales in excess of $3.9 billion, were clients of the Company in 1997. Although the Company targets clients principally with $500 million or more in annual revenues, smaller businesses may be attractive clients. Retailers continue to constitute the substantial majority of the Company's client and revenue base, and the Company's current marketing efforts are primarily directed toward that industry.

     For the years ended December 31, 1997, 1996 and 1995, the Company derived 33.8%, 34.6% and 30.1%, respectively, of its revenues form its five largest clients. Wal-Mart Stores, Inc. and its affiliates (collectively "Wal-Mart"), historically the Company's largest client, represented 10.4%, 14.4% and 12.7% of revenues during 1997, 1996 and 1995, respectively. In 1997, Kmart Corporation was the Company's largest client representing 12.3% of the revenues during the period, due in large part to a nonrecurring situation involving concurrent audits of multiple years. There can be no assurance that the Company's client base will increase or that the Company's largest clients will continue to utilize the Company's services at the same level. For example, one of the Company's five largest accounts representing 4.6% of all of the Company's domestic revenues for 1996 changed the Company's status from primary recovery auditor in 1996 to secondary recovery auditor in 1997. This change resulted in significantly lower revenues from that client in 1997. In addition, should one or more of the Company's large clients file for bankruptcy or otherwise cease to do business with the Company, or should one or more of the Company's large client's vendors file for bankruptcy, the Company's business, financial condition and results of operations could be materially and adversely affected.

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

SALES AND MARKETING

     The Company markets its services primarily through one-on-one meetings with executives of targeted clients. The decision to engage a recovery audit firm is similar to the decision to engage most professional service firms and usually involves a lengthy period of familiarization, investigation and evaluation by the prospective client. The sales cycle often exceeds one year in both domestic and international markets. In the U.S. and Canada, where the use of recovery audit services is a generally accepted business practice among retailers, the Company generally must displace a competing firm in order to expand market share. In many other countries, recovery auditing is a new business service that requires an initial educational process in order to gain acceptance.

     At January 31, 1998, the Company's marketing staff consisted of 12 persons in the United States headed by a senior officer and 36 persons in Europe. The Company plans to expand its marketing staff in the U.S. and internationally as its business grows and it enters new markets.

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

     The Company has registered its copyrights for AuditPro, EDI Inquiry, Claims Management System, FreightPro and RecoverNow with the U.S. copyright office. Third parties with functionally similar software could assert claims under the Copyright Act of 1986, as amended, the federal patent law or state trade secret laws that the Company's proprietary recovery audit software application products infringe or may infringe the proprietary rights of such entities. These third parties may seek damages from the Company as a result of such alleged infringement, demand that the Company license certain proprietary rights from them or otherwise demand that the Company cease and desist from its use or license the allegedly infringing software. Such action may result in protracted and costly litigation or royalty arrangements or otherwise have a material adverse effect on the Company's business, financial condition or results of operations. Although the Company believes that its recovery audit software does not infringe on the intellectual property rights of others and the Company knows of no such pending or other extended claims of infringement, there can be no assurance that such a claim will not be asserted against the Company in the future.

     The Company's trademarks include "Profit Recovery Group International," "PRG," "AuditPro," "AuditPro 97," "EDI Inquiry," "Claims Management System," "FreightPro," "ReportPro" and "RecoverNow." The Company has registered "Profit Recovery Group International," "PRG," "AuditPro," "RecoverNow" and the Company's logo as federal trademarks with the U.S. Patent and Trademark Office. There can be no assurance, however, that the Company will be successful in its attempt to register such trademarks or that it otherwise will be able to continue to use any of the foregoing trademarks.

     The Company has filed applications for protection of certain of its trademarks outside of the U.S. in the various countries where the Company conducts business, and such protection is available. There can be no assurance, however, that the Company will be successful in its attempt to register or continue to use such trademarks outside of the U.S.

COMPETITION

     The recovery audit business is highly competitive. The competitive factors affecting the market for the Company's recovery audit services include: establishing and maintaining client relationships, quality and quantity of claims identified, experience and professionalism of audit staff, rates for services, technology and geographic scope of operations. The Company's principal competitors for accounts payable recovery audit services include local and regional firms and one firm, Howard Schultz & Associates, with a network of affiliate organizations in the U.S. and abroad. The Company believes that Howard Schultz & Associates has been in operation longer than the Company and may have achieved greater revenues than the Company in 1997. The Company's competitors for tax recovery audit services in France include major international accounting firms, tax attorneys and several smaller tax recovery audit firms. There can be no assurance that the Company will continue competing successfully with such competitors.

     The Company believes that as large, transaction-intensive businesses expand internationally and implement EDI accounts payable systems, smaller recovery audit firms will lack the technology and infrastructure necessary to remain competitive unless they make substantial investments to upgrade and expand their skills, technologies and geographic scope of operations.

EMPLOYEES

     At January 31, 1998, the Company had 1,174 employees, 709 of whom were located in the U.S., with 575 persons in the audit function, 12 persons in sales and marketing, 64 persons in information services and the remainder in corporate, finance and administrative functions. In addition to its 465 employees located outside the U.S., internationally the Company engaged 26 independent contractors at January 31, 1998. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in approximately 55,000 square feet of office space in Atlanta, Georgia. The Company subleases this space through December 30, 2002 and has an option to renew the lease for five years contingent upon the prime lease being renewed. The Company leases 25,000 square feet of office and warehouse space in Bentonville, Arkansas. This lease has an initial five-year term that commenced on April 19, 1996, with an option to renew for an additional five-year period. The Company leases 27,500 square feet of office space in Levallois-Perret, France. This lease has a nine-year term that commenced on January 1, 1997, with the Company having the right to terminate the lease without penalty after the fourth and sixth years. In addition, the Company maintains 45 other offices in close proximity to certain of its larger clients. The leases for these offices vary in term and range from 1,000 to 10,000 square feet. The Company is negotiating a five-year lease for an additional 15,000 square feet of space in Phoenix, Arizona. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed. See Note 4 of Notes to Consolidated Financial Statements of the Company.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded under the symbol "PRGX" on The Nasdaq Stock Market (Nasdaq). During 1995 and the first quarter of 1996, the Company's predecessors paid dividends and distributions to then-current equity owners totalling $10.7 million and $4.9 million, respectively. The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company's bank credit facility specifically prohibit payment of cash dividends. At January 31, 1998, there were approximately 1,200 beneficial holders of the Company's common stock and 123 holders of record. The following table sets forth, for the quarters indicated, the range of high and low prices for the Company's common stock as reported by Nasdaq since the Company's initial public offering.

1997 CALENDAR QUARTER                                          HIGH        LOW
---------------------                                         -------    -------
1st Quarter.................................................  $18 1/4    $11 1/16
2nd Quarter.................................................   16 1/8     11 3/4
3rd Quarter.................................................   20 1/8     13 5/8
4th Quarter.................................................   19 1/2     13 7/8

1996 CALENDAR QUARTER
---------------------
1st Quarter (From March 26, 1996 through March 31, 1996)....  $16 1/2    $11 (1)
2nd Quarter.................................................   22 1/2     15 1/4
3rd Quarter.................................................   24 1/4     11 1/2
4th Quarter.................................................   21 1/2     11 1/4

---------------

(1) Initial public offering price.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 1997. Such historical consolidated financial data as of and for the five years ended December 31, 1997 have been derived from the Company's Consolidated Financial Statements and Notes thereto, which Consolidated Financial Statements have been audited by KPMG Peat Marwick LLP, independent auditors. The audited Consolidated Balance Sheets as of December 31, 1997 and 1996 and the related Consolidated Statements of Earnings, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1997 and the report thereon, which in 1997 is based partially upon the report of other auditors, are included elsewhere herein. The selected pro forma Statements of Earnings data for the four years ended December 31, 1996 are unaudited. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------
                                                  1997(1)     1996     1995(2)    1994      1993
                                                  --------   -------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF EARNINGS DATA:
  HISTORICAL
     Revenues...................................  $112,363   $77,330   $56,031   $34,690   $25,262
     Cost of revenues...........................    57,726    40,330    30,554    18,163    13,299
     Selling, general and administrative
       expenses.................................    37,254    25,961    19,035    12,343     8,899
     Restructuring costs(3).....................     1,208        --        --        --        --
                                                  --------   -------   -------   -------   -------
          Operating income......................    16,175    11,039     6,442     4,184     3,064
     Interest (expense), net....................      (403)     (100)   (1,630)     (544)     (874)
     Debt refinancing expenses..................        --        --        --        --       414
                                                  --------   -------   -------   -------   -------
          Earnings before income taxes..........    15,772    10,939     4,812     3,640     1,776
     Income taxes(4)............................     6,149     7,789       305        --        --
                                                  --------   -------   -------   -------   -------
          Net earnings..........................  $  9,623   $ 3,150   $ 4,507   $ 3,640   $ 1,776
                                                  ========   =======   =======   =======   =======
     Cash dividends per share...................  $     --   $   .28   $   .93   $   .10   $    --
                                                  ========   =======   =======   =======   =======
  PRO FORMA(5)
     Historical earnings before income taxes....             $10,939   $ 4,812   $ 3,640   $ 1,776
     Pro forma income taxes.....................               4,271     1,877     1,420       692
                                                             -------   -------   -------   -------
          Pro forma net earnings................             $ 6,668   $ 2,935   $ 2,220   $ 1,084
                                                             =======   =======   =======   =======
  PER SHARE
     Earnings (pro forma earnings for 1996 and
       1995) per share -- basic.................  $    .52   $   .41   $   .24
                                                  ========   =======   =======
     Earnings (pro forma earnings for 1996 and
       1995) per share -- diluted...............  $    .51   $   .39   $   .21
                                                  ========   =======   =======

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                   1997(1)    1996(6)    1995      1994      1993
                                                  ---------   -------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents..................  $  19,386   $16,891   $   642   $ 1,284   $    98
     Working capital............................     34,563    30,004     6,738     4,889     2,068
     Total assets...............................    133,885    68,318    30,268    13,779    11,045
     Long-term debt, excluding current
       installments.............................     24,365       692    17,629     2,741     4,256
     Loans from shareholders....................         --        --     1,075     1,075       208
     Total shareholders' equity (deficit).......     63,072    40,559    (3,402)    2,356      (167)

---------------

(1) During 1997, the Company completed five acquisitions including Shaps Group, Inc. (January), Accounts Payable Recovery Services, Inc. (February), The Hale Group (May), 98.4% of Financiere Alma, S.A.

     and its subsidiaries (October) and TradeCheck, LLC (November). See Note 8 of Notes to Consolidated Financial Statements.
(2) Effective January 1, 1995, the Company acquired Fial & Associates, Inc. See
     Note 8 of Notes to Consolidated Financial Statements.
(3) Includes a $1.2 million charge to restructure and realign certain facets of the European management structure in recognition of emerging developments such as the Alma acquisition. See Note 14 of the Notes to Consolidated Financial Statements of the Company.
(4) In April 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in 1995 and $3.7 million in 1996 for cumulative deferred income taxes. The Company's 1996 provision for income taxes of $7.8 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.1 million in tax provisions at a 39.0% composite effective rate for the three quarters subsequent to the March 26, 1996 initial public offering.
(5) The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. Pro forma net earnings reflect, where applicable, a provision for income taxes to include the additional tax expense as if the Company had been subject to federal and state income taxes for all periods presented rather than the individual shareholders and partners.
(6) Balance Sheet Data as of December 31, 1996 reflect the receipt of net proceeds from the Company's March 26, 1996 initial public offering together with the partial use of such proceeds to repay substantially all debt obligations other than certain convertible debentures which were converted to equity immediately prior to the offering. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of accounts payable and other recovery audit services to large retailers, wholesale distributors, healthcare providers, technology companies and other large transaction-intensive companies, as well as to certain governmental agencies. In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, the complexity of various tax laws results in overpayments to governmental agencies. Moreover, services such as telecommunications, utilities and freight provided to businesses under complex pricing arrangements can result in overpayments. All of these overpayments result in "lost profits." The Company identifies and documents overpayments by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. The Company receives a contractually negotiated percentage of amounts recovered.

     The earliest of the Company's predecessors was formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc., which were formed in 1971 and 1985, respectively. In January 1995, the Company purchased certain assets of Fial & Associates, Inc., a direct U.S. competitor. In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of technology products. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. In May 1997, the Company acquired all of the common stock of The Hale Group, a California-based company that also provides recovery audit services to healthcare entities. In October 1997, the Company acquired 98.4% of Alma, a Paris-based recovery audit firm specializing in identifying and recovering various types of French corporate tax overpayments. In November 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. The Company intends to continue pursuing domestic and international strategic acquisitions, including direct competitors and complementary businesses.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Earnings for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1997      1996      1995
                                                              ------    ------    ------
HISTORICAL
  Revenues................................................     100.0%    100.0%    100.0%
  Cost of revenues........................................      51.4      52.1      54.5
  Selling, general and administrative expenses............      33.2      33.6      34.0
  Restructuring costs.....................................       1.0        --        --
                                                               -----     -----     -----
          Operating income................................      14.4      14.3      11.5
  Interest (expense), net.................................       0.4       0.2       2.9
                                                               -----     -----     -----
          Earnings before income taxes....................      14.0      14.1       8.6
  Income taxes............................................       5.4      10.0       0.6
                                                               -----     -----     -----
          Net earnings....................................       8.6%      4.1%      8.0%
                                                               =====     =====     =====
PRO FORMA
  Historical earnings before income taxes.................                14.1%      8.6%
  Pro forma income taxes..................................                 5.5       3.3
                                                                         -----     -----
          Pro forma net earnings..........................                 8.6%      5.3%
                                                                         =====     =====

1997 COMPARED WITH 1996

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that are primarily in the retailing industry. Revenues increased 45.3% to $112.4 million for 1997, up from $77.3 million in 1996.

     Domestic revenues increased 30.2% to $81.7 million in 1997, up from $62.7 million in 1996. Of this 30.2% increase (i) 9.0% was contributed by existing clients served in both the 1996 and 1997 periods; (ii) 13.3% was contributed by the four recovery audit firms acquired in 1997; and (iii) 7.9% resulted from provision of services to new clients (net of the effect of revenues in 1996 from clients not served in 1997).

     The Company considers international operations to be all operations located outside of the United States. International revenues increased 109.9% to $30.7 million in 1997, up from $14.6 million in 1996. Of this 109.9% increase (i) 45.3% was contributed by operations of Alma subsequent to this October 1997 acquisition and (ii) 64.6% resulted from existing operations, primarily from services provided to new clients. The Company continues to believe that the rate of growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses is excluded.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based primarily upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included in cost of revenues are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues as a percentage of revenues decreased to 51.4% in 1997 from 52.1% in 1996.

     Domestically, cost of revenues as a percentage of revenues increased slightly to 53.1% in 1997 from 52.7% in 1996. This increase related primarily to cost of revenues associated with revenues subsequently recognized on claims in process acquired as part of the Company's May 1997 acquisition of The Hale Group. These claims carried higher auditor compensation rates than those customarily paid by the Company. The remainder of these claims in progress is expected to be resolved in 1998.

     Internationally, cost of revenues as a percentage of revenues decreased to 46.8% in 1997, from 49.7% in 1996. This reduction was due in part to the operations of Alma during the fourth quarter of 1997 which were conducted at a cost of revenue percentage of 44.2%. Excluding Alma's revenues and cost of revenues from the Company's 1997 international operations, international cost of revenues as a percentage of revenues would have been 47.5%, or a 2.2% reduction from 1996. This improvement resulted primarily from gross margin expansions during 1997 in the Company's more established international locations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 33.2% in 1997, from 33.6% in 1996.

     Domestic selling, general and administrative expenses as a percentage of revenues increased to 30.6% in 1997, up from 30.2% in 1996. The Company's 1997 domestic selling, general and administrative expense percentage is higher than the comparable percentage in 1996 due to increased expenditures for various 1997 initiatives such as significantly expanded training programs and period costs associated with intensified mergers and acquisition efforts.

     Internationally, selling, general and administrative expenses as a percentage of revenues decreased to 40.0% in 1997, down significantly from 47.9% in 1996. This reduction was due in part to the operations of Alma during the fourth quarter of 1997 which were conducted at a selling, general and administrative percentage of 26.9%. Excluding Alma's revenues and selling, general and administrative expenses from the Company's 1997 international operations, international selling, general and administrative expenses as a percentage of revenues would have been 43.6%, or a 4.3% reduction from 1996. This improvement resulted primarily from various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $1.9 million in 1997 and $1.2 million in 1996.

     Restructuring Costs. In recognition of emerging developments such as the Alma acquisition, the Company restructured and realigned certain facets of its European management structure in the fourth quarter of 1997 and incurred a pre-tax charge to earnings of $1.2 million. This charge consisted of employment termination costs directly applicable to four of the Company's senior European executives and residual contract costs due to an independent European advisor for services no longer required by the Company. Of the $1.2 million charge, $683,000 had been paid through December 31, 1997, and the remaining $525,000 is currently estimated to be paid by June 30, 1998.

     Operating Income. Operating income increased 46.5% to $16.2 million in 1997, up from $11.0 million in 1996. As a percentage of total revenues, operating income increased to 14.4% of revenues in 1997, up slightly from 14.3% in 1996. Excluding the effect of the $1.2 million nonrecurring pre-tax restructuring charge on 1997 operations, operating income would have been $17.4 million or 15.5% of total revenues.

     Interest Expense, Net. Interest expense, net, increased to $403,000 in 1997, up from $100,000 in 1996. Interest expense, net, for 1997 consisted of (i) interest expense of $730,000, comprised primarily of interest on $24.8 million of bank borrowings outstanding since October 1997 which were used to finance a portion of the Alma acquisition, net of (ii) $327,000 of interest income derived primarily from overnight investments.

     Earnings Before Income Taxes. Earnings before income taxes increased 44.2% to $15.8 million, up from $10.9 million in 1996. As a percentage of total revenues, earnings before income taxes were 14.0% in 1997, down slightly from 14.1% in 1996. Excluding the effect of the $1.2 million nonrecurring pre-tax restructuring on 1997 operations, earnings before income taxes as a percentage on total revenues would have been 15.1%.

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

     The provisions for income taxes for all periods subsequent to March 31, 1996 consist of federal, state and foreign income taxes at the Company's composite effective rate of 39.0%. The Company's 1996 provision for income taxes of $7.8 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.1 million in tax provisions at a 39.0% composite effective rate for the three quarters subsequent to the March 26, 1996 initial public offering.

     Pro Forma Income Taxes. The results of operations for 1996 have been adjusted on a pro forma basis to reflect federal, state and foreign income taxes at a composite effective rate of 39.0% as if the Company's predecessors had been C corporations throughout the year.

1996 COMPARED WITH 1995

     Revenues. Revenues increased 38.0% to $77.3 million for 1996, up from $56.0 million in 1995. Of this $21.3 million increase, $13.7 million, or 64.3%, related to existing and new domestic accounts and $7.6 million, or 35.7%, related to revenue growth from international operations. Domestic revenue growth in 1996 of $13.7 million consisted of $5.7 million related to 35 new client accounts and $8.0 million related to provision of additional services to existing accounts.

     International revenues grew 108.1% to $14.6 million for 1996, up from $7.0 million for 1995. International revenues grew from 12.5% of total revenues in 1995 to 18.9% during 1996.

     Cost of Revenues. Cost of revenues decreased to 52.1% of revenues in 1996, down from 54.5% for 1995.

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

     Pro Forma Income Taxes. The results of operations for 1996 and 1995 have been adjusted on a pro forma basis to reflect federal, state and foreign income taxes at a composite effective rate of 39.0% as if the Company's predecessors had been C corporations throughout such periods.

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

                                              1997 QUARTER ENDED                       1996 QUARTER ENDED
                                    --------------------------------------   --------------------------------------
                                    MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                    -------   -------   --------   -------   -------   -------   --------   -------
                                                                    (IN THOUSANDS)
Revenues..........................  $20,960   $25,858   $29,627    $35,918   $15,615   $17,963   $21,964    $21,788
Cost of revenues..................   11,529    13,331    14,693     18,173     8,623     9,480    11,002     11,225
Selling, general and
  administrative expenses.........    8,196     8,723     8,790     11,545     6,031     6,040     6,623      7,267
Restructuring costs...............       --        --        --      1,208        --        --        --         --
                                    -------   -------   -------    -------   -------   -------   -------    -------
         Operating income.........    1,235     3,804     6,144      4,992       961     2,443     4,339      3,296
Interest income (expense), net....       63        55        14       (535)     (495)      106       162        127
                                    -------   -------   -------    -------   -------   -------   -------    -------
         Earnings before income
           taxes..................    1,298     3,859     6,158      4,457       466     2,549     4,501      3,423
Income taxes......................      506     1,491     2,400      1,752     3,700       994     1,759      1,336
                                    -------   -------   -------    -------   -------   -------   -------    -------
         Net earnings (loss)......  $   792   $ 2,368   $ 3,758    $ 2,705   $(3,234)  $ 1,555   $ 2,742    $ 2,087
                                    =======   =======   =======    =======   =======   =======   =======    =======
PRO FORMA
  Historical earnings before
    income taxes..................                                           $   466
  Pro forma income taxes..........                                               182
                                                                             -------
         Pro forma net earnings...                                           $   284
                                                                             =======

                                                        1997 QUARTER ENDED                       1996 QUARTER ENDED
                                              --------------------------------------   --------------------------------------
                                              MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                              -------   -------   --------   -------   -------   -------   --------   -------
Revenues....................................   100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%
Cost of revenues............................    55.0      51.6      49.6       50.6      55.2      52.8      50.1       51.5
Selling, general and administrative
  expenses..................................    39.1      33.7      29.7       32.1      38.6      33.6      30.1       33.4
Restructuring costs.........................      --        --        --        3.4        --        --        --         --
                                               -----     -----     -----      -----     -----     -----     -----      -----
         Operating income...................     5.9      14.7      20.7       13.9       6.2      13.6      19.8       15.1
Interest income (expense), net..............     0.3       0.2       0.1       (1.5)     (3.2)      0.6       0.7        0.6
                                               -----     -----     -----      -----     -----     -----     -----      -----
         Earnings before income taxes.......     6.2      14.9      20.8       12.4       3.0      14.2      20.5       15.7
Income taxes................................     2.4       5.8       8.1        4.9      23.7       5.5       8.0        6.1
                                               -----     -----     -----      -----     -----     -----     -----      -----
         Net earnings (loss)................     3.8%      9.1%     12.7%       7.5%    (20.7)%     8.7%     12.5%       9.6%
                                               =====     =====     =====      =====     =====     =====     =====      =====
PRO FORMA
  Historical earnings before income taxes...                                              3.0%
  Pro forma income taxes....................                                              1.2
                                                                                        -----
         Pro forma net earnings.............                                              1.8%
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

LIQUIDITY AND CAPITAL RESOURCES

     Through December 31, 1996, the Company's predecessors had acquired and assimilated three operating companies and financed these acquisitions primarily through a combination of bank and seller financing. Ongoing Company operations and capital requirements prior to the Company's initial public offering were met primarily with cash flows provided by operating activities and, to a lesser extent, with the proceeds from bank and shareholder loans. On April 1, 1996, the Company received its $34.8 million portion of the proceeds (net of underwriting discounts and commissions) from its initial public offering. Of these proceeds, approximately $1.1 million was subsequently utilized to pay expenses of the offering, approximately $4.9 million was used to pay previously declared and unpaid Subchapter S shareholder distributions and partnership distributions, and approximately $14.6 million was used to pay principal and accrued interest on substantially all outstanding interest-bearing debt (other than that portion of certain convertible debt that was converted to Common Stock concurrent with the initial public offering). All of the residual $14.2 million of net proceeds were subsequently used to expand international operations, to acquire complementary businesses and for general corporate purposes.

     During October 1997, the Company increased its credit facility with NationsBank, N.A. from $20.0 million to $30.0 million. The credit facility permits the Company to borrow up to $30.0 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and utilize the remaining $20.0 million for mergers and acquisitions. Borrowings under the credit facility can be made through September 1999. As of January 31, 1998, the Company had outstanding principal borrowings of $24.8 million under the credit facility which accrue interest at LIBOR plus 1.75% per annum. Such borrowings were made in October 1997 in connection with the financing of the Alma acquisition.

     Net cash provided by operating activities was $8.2 million, $1.9 million and $2.5 million for 1997, 1996 and 1995, respectively.

     Net cash used in investing activities was $30.8 million, $5.1 million and $2.6 million for 1997, 1996 and 1995, respectively. During 1997, the Company spent $26.1 million (net of cash acquired) as the cash portion of consideration paid for four recovery audit firms.

     Net cash provided by financing activities was $25.0 million in 1997 and $19.4 million in 1996. Net cash used in financing activities was $586,000 in 1995. Net cash provided by financing activities in 1997 consists primarily of $24.8 million borrowed from NationsBank, N.A. in October 1997 to finance a portion of the Alma acquisition. Net cash provided by financing activities in 1996 reflects proceeds from the Company's initial public offering, net of repayments of debt and other obligations paid from those proceeds.

     During 1997, the Company acquired five recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. Future acquisitions may include much larger businesses than those acquired to date. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-Looking Statements."

     The Company is currently contemplating a public offering of approximately 2,000,000 shares of common stock. The Company anticipates that the proceeds from this offering will be used to repay all outstanding indebtedness under its credit facility with NationsBank, N.A., for international expansion, potential future acquisitions and general corporate purposes, including working capital. Even if the public offering is not consummated, the Company nevertheless believes that its current working capital, its existing line of credit and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 1998 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company believes that its components of comprehensive income will consist principally of traditionally-determined net income and foreign currency translation adjustments. This Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

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

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company believes that its principal year 2000 exposure is confined to one accounting subsystem which is currently under intense review by outside consultants. The Company believes that this subsystem will be revised or replaced within the next 12 months. Consulting costs to revise or replace this subsystem have not been estimated, but are not anticipated to be material to the Company's business, operations or financial condition.

FORWARD-LOOKING STATEMENTS

     Statements made in this 1997 Form 10-K that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings, including the Risk Factors section of the Company's Prospectus dated July 29, 1997, included in its registration statement on Form S-3 (file number 333-31805).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Reports...............................    22
Consolidated Statements of Earnings for the Years ended
  December 31, 1997, 1996 and 1995..........................    24
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................    25
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years ended December 31, 1997, 1996 and 1995......    26
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1997, 1996 and 1995..........................    27
Notes to Consolidated Financial Statements..................    28

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Profit Recovery Group International, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related Consolidated Statements of Earnings, Shareholders' Equity (Deficit), and Cash Flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Financiere Alma, S.A. and subsidiaries, which financial statements reflect total assets constituting 12% and total revenues constituting 6% in 1997 of the related consolidated totals. Those financial statements where audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Financiere Alma, S.A. and subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Atlanta, Georgia
January 31, 1998

                          INDEPENDENT AUDITORS' REPORT

The Directors and Shareholders of
Financiere Alma, S.A.

     We have audited the accompanying consolidated balance sheet of Financiere Alma, S.A. and subsidiaries as of December 31, 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for the three months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financiere Alma, S.A. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the three months ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                               ERNST & YOUNG Entrepreneurs
                                                  Department d'E&Y Audit

                                                        Any Antola

Paris, France
January 31, 1998

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
                                                                (IN THOUSANDS, EXCEPT PER
                                                                       SHARE DATA)
HISTORICAL
Revenues....................................................  $112,363    $77,330    $56,031
Cost of revenues............................................    57,726     40,330     30,554
Selling, general, and administrative expenses (Note 2)......    37,254     25,961     19,035
Restructuring costs (Note 14)...............................     1,208         --         --
                                                              --------    -------    -------
          Operating income..................................    16,175     11,039      6,442
Interest (expense), net (Note 2)............................      (403)      (100)    (1,630)
                                                              --------    -------    -------
          Earnings before income taxes......................    15,772     10,939      4,812
Income taxes (Note 5).......................................     6,149      7,789        305
                                                              --------    -------    -------
          Net earnings......................................  $  9,623    $ 3,150    $ 4,507
                                                              ========    =======    =======
PRO FORMA
Historical earnings before income taxes.....................              $10,939    $ 4,812
Pro forma income taxes (Note 5).............................                4,271      1,877
                                                                          -------    -------
          Pro forma net earnings............................              $ 6,668    $ 2,935
                                                                          =======    =======
PER SHARE (NOTE 13)
Earnings (pro forma earnings for 1996 and 1995) per
  share -- basic............................................  $    .52    $   .41    $   .24
                                                              ========    =======    =======
Earnings (pro forma earnings for 1996 and 1995) per
  share -- diluted..........................................  $    .51    $   .39    $   .21
                                                              ========    =======    =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997        1996
                                                              ----------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                      DATA)
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 19,386     $16,891
  Receivables:
    Billed contract receivables.............................      12,100       3,864
    Unbilled contract receivables...........................      41,771      30,734
    Employee advances.......................................       2,299       1,363
                                                                --------     -------
         Total receivables..................................      56,170      35,961
                                                                --------     -------
  Refundable income taxes...................................          --       2,049
  Prepaid expenses and other current assets.................       2,430         528
                                                                --------     -------
         Total current assets...............................      77,986      55,429
                                                                --------     -------
Property and equipment:
  Computer and other equipment..............................      10,658       5,753
  Furniture and fixtures....................................       2,111       1,569
  Leasehold improvements....................................       1,760       1,183
                                                                --------     -------
                                                                  14,529       8,505
  Less accumulated depreciation and amortization............       5,760       2,272
                                                                --------     -------
                                                                   8,769       6,233
                                                                --------     -------
Noncompete agreements, less accumulated amortization of
  $3,797 in 1997 and $2,759 in 1996.........................       3,471       4,509
Deferred loan costs, less accumulated amortization of $40 in
  1997 and $8 in 1996.......................................          24          56
Goodwill, less accumulated amortization of $986 in 1997 and
  $157 in 1996..............................................      39,591         393
Deferred income taxes (Note 5)..............................       3,585       1,174
Other assets................................................         459         524
                                                                --------     -------
                                                                $133,885     $68,318
                                                                ========     =======
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank.....................................    $     81     $    --
  Current installments of long-term debt (Note 3)...........       1,428          79
  Accounts payable and accrued expenses.....................       4,835       1,383
  Accrued payroll and related expenses......................      26,075      16,356
  Deferred income taxes (Note 5)............................       9,917       7,607
  Deferred revenue..........................................       1,087          --
                                                                --------     -------
         Total current liabilities..........................      43,423      25,425
Long-term debt, excluding current installments (Note 3).....      24,365         692
Deferred compensation (Note 6)..............................       2,563       1,642
Other long-term liabilities.................................         462          --
                                                                --------     -------
         Total liabilities..................................      70,813      27,759
                                                                --------     -------
Shareholders' equity (Notes 3 and 9):
  Preferred stock, no par value. Authorized 1,000,000
    shares; none issued or outstanding in 1997 and 1996.....          --          --
  Common stock, no par value; $.001 stated value per share.
    Authorized 60,000,000 shares; issued and outstanding
    19,193,676 shares in 1997 and 17,649,152 shares in
    1996....................................................          19          18
  Additional paid-in capital................................      48,195      34,188
  Cumulative translation adjustments........................      (1,149)        (31)
  Retained earnings.........................................      16,007       6,384
                                                                --------     -------
         Total shareholders' equity.........................      63,072      40,559
Commitments (Notes 2, 3, 4 and 8)
                                                                --------     -------
                                                                $133,885     $68,318
                                                                ========     =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                     RETAINED         TOTAL
                                        ADDITIONAL                   CUMULATIVE      EARNINGS     SHAREHOLDERS'
                               COMMON    PAID-IN     SUBSCRIPTIONS   TRANSLATION   (ACCUMULATED      EQUITY
                               STOCK     CAPITAL      RECEIVABLE     ADJUSTMENTS     DEFICIT)       (DEFICIT)
                               ------   ----------   -------------   -----------   ------------   -------------
                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31,
  1994.......................   $ 57     $     --         $(3)         $   (56)      $ 2,358         $ 2,356
Net earnings.................     --           --          --               --         4,507           4,507
Proceeds from subscription
  receivable.................     --           --           3               --            --               3
Effect of reorganization
  (Note 1(a))................     --       (1,550)         --               --         1,550              --
Distributions................     --           --          --               --       (10,716)        (10,716)
Cumulative translation
  adjustments................     --           --          --                5            --               5
Issuance of common stock in
  acquisition of Fial &
  Associates, Inc............      1          442          --               --            --             443
                                ----     --------         ---          -------       -------         -------
BALANCE AT DECEMBER 31,
  1995.......................     58       (1,108)         --              (51)       (2,301)         (3,402)
Net earnings.................     --           --          --               --         3,150           3,150
Effect of stock split........    (57)          57          --               --            --              --
Issuance of shares under
  employee stock option
  plans......................     --          132          --               --            --             132
Tax effect of issuance of
  option shares to
  employees..................     --          115          --               --            --             115
Effect of reorganization,
  including termination of
  Subchapter S and
  partnership status (Note
  1(a))......................      2      (10,464)         --               51        10,411              --
Distributions................     --           --          --               --        (4,876)         (4,876)
Cumulative translation
  adjustments................     --           --          --              (31)           --             (31)
Issuance of common stock.....      4       34,008          --               --            --          34,012
Conversion of 5% convertible
  debentures.................     11       11,448          --               --            --          11,459
                                ----     --------         ---          -------       -------         -------
BALANCE AT DECEMBER 31,
  1996.......................     18       34,188          --              (31)        6,384          40,559
Net earnings.................     --           --          --               --         9,623           9,623
Issuance of shares under
  employee stock option
  plans......................     --          366          --               --            --             366
Tax effect of issuance of
  option shares to
  employees..................     --          263          --               --            --             263
Cumulative translation
  adjustments................     --           --          --           (1,118)           --          (1,118)
Issuance of common stock in
  acquisitions of
  businesses.................      1       13,378          --               --            --          13,379
                                ----     --------         ---          -------       -------         -------
BALANCE AT DECEMBER 31,
  1997.......................   $ 19     $ 48,195         $--          $(1,149)      $16,007         $63,072
                                ====     ========         ===          =======       =======         =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                1997       1996      1995
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  9,623   $  3,150   $ 4,507
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     4,755      2,460     1,810
    Loss on sale of property and equipment..................        26         --        79
    Deferred compensation expense...........................       920        606       474
    Deferred income taxes...................................     1,703      6,823       305
    Foreign translation adjustments.........................    (1,118)       (31)        5
    Changes in assets and liabilities, net of effect of
     acquisition:
      Receivables...........................................   (12,388)   (16,237)   (6,755)
      Refundable income taxes...............................     1,325     (2,049)       --
      Prepaid expenses and other current assets.............      (929)      (226)     (237)
      Other assets..........................................        20       (316)     (132)
      Accounts payable and accrued expenses.................      (452)      (816)      957
      Accrued payroll and related expenses..................     4,644      8,520     1,518
      Deferred revenue......................................       103         --        --
      Other long-term liabilities...........................       (16)        --        --
                                                              --------   --------   -------
         Net cash provided by operating activities..........     8,216      1,884     2,531
                                                              --------   --------   -------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (4,655)    (5,076)   (2,048)
  Acquisition of businesses.................................   (26,096)        --      (550)
  Net decrease in notes receivable from affiliates..........        --         --        11
                                                              --------   --------   -------
         Net cash used in investing activities..............   (30,751)    (5,076)   (2,587)
                                                              --------   --------   -------
Cash flows from financing activities:
  Net increase in (repayments of) note payable to bank......       (66)    (1,763)    1,763
  Proceeds from issuance of long-term debt..................    24,750         --    12,800
  Proceeds from loans from shareholders.....................        --      2,600        --
  Repayments of long-term debt..............................       (20)    (7,104)   (2,853)
  Payments of deferred loan costs...........................        --         --    (1,000)
  Repayments of loans from shareholders.....................        --     (3,675)     (580)
  Net proceeds from common stock............................       366     34,259         1
  Distributions.............................................        --     (4,876)  (10,717)
                                                              --------   --------   -------
         Net cash provided by (used in) financing
           activities.......................................    25,030     19,441      (586)
                                                              --------   --------   -------
         Net change in cash and cash equivalents............     2,495     16,249      (642)
Cash and cash equivalents at beginning of year..............    16,891        642     1,284
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $ 19,386   $ 16,891   $   642
                                                              ========   ========   =======
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $    592   $  1,091   $ 1,207
                                                              ========   ========   =======
  Cash paid during the year for income taxes, net of refunds
    received................................................  $  3,266   $  3,585   $    --
                                                              ========   ========   =======
Supplemental disclosure of noncash investing and financing
  activities:
  In 1997 the Company purchased all the outstanding stock of four companies and the majority of the outstanding stock
    of a foreign company. In conjunction with the
    acquisitions, the Company assumed liabilities as
    follows:
    Fair value of assets acquired...........................  $ 50,619
    Cash paid for the acquisitions..........................   (26,096)
    Fair value of Shares issued for acquisitions............   (13,379)
                                                              --------
         Liabilities assumed................................  $ 11,144
                                                              ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1997, 1996 AND 1995

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

  Description of Business

     The principal business of The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is providing accounts payable and other recovery audit services to large retailers, wholesale distributors, healthcare providers, technology companies and other large transaction-intensive companies, as well as to certain governmental agencies. The Company provides its services throughout North America, Western Europe, and Southeast Asia.

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

     In connection with the Company's March 1996 initial public offering of its common stock, a further reorganization was effected. Immediately subsequent to this reorganization, the Company consisted of The Profit Recovery Group International, Inc. as the publicly traded parent company and seven wholly owned subsidiaries: PRGI, Asia, Canada, France, Mexico, UK, and The Profit Recovery Group Belgium, Inc. ("Belgium"). All reorganization transactions were between parties under common control and, accordingly, were accounted for in a manner similar to that in a pooling-of-interests. Upon completion of the March 1996 reorganization, United States operations were conducted through PRGI and the international operations through the other six subsidiaries. Various additional operating entities, both domestic and international, have been acquired or established subsequent to the March 1996 reorganization.

(b) Principles of Consolidation

     The consolidated financial statements of the Company in 1997 and 1996, and the combined financial statements of the Company for 1995 include the financial statements of the aforementioned entities. All significant intercompany balances and transactions have been eliminated in consolidation or combination.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. A material estimate that is particularly susceptible to change is the estimation of uncollectible claims (see (c) Revenue Recognition).

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

Accepted claims basis of revenue recognition

     With respect to accounts payable and ancillary audit services for retailers, wholesale distributors and governmental agencies (the Company's historical client base), the Company recognizes revenues at the time overpayment claims are presented to and approved by its clients, as adjusted for estimated uncollectible claims.

     For accounts payable and ancillary audit services provided to retailers, wholesale distributors and governmental agencies, the Company believes that it has completed substantially all contractual obligations to its client at the time an identified and documented claim which satisfies all client-imposed guidelines is presented to, and approved by, appropriate client personnel. The Company further believes that at the time a claim is submitted and accepted by its client, such claim represents a valid overpayment due to the client from its vendor. Accordingly, the Company believes that it is entitled to its fee upon acceptance of such claim by its client, subject to (a) customary and routine claim disallowance adjustments by the vendor resulting primarily from the receipt of previously unknown information, and (b) applicable laws. Disallowances of client-approved claims are susceptible to experience-based estimation.

     The Company's standard client contract for accounts payable and ancillary audit services provided to retailers, wholesale distributors and governmental agencies imposes a duty on the client to process promptly all claims against vendors. In the interest of vendor relations, however, many clients modify the standard client contract with the Company to provide that they retain discretion whether to pursue collection of a claim. In the Company's experience, it is extremely unusual for a client to forego the collection of a large, valid claim. In some cases, a vendor may dispute a claim by providing additional documentation or information supporting its position. Consequently, many clients revise the Company's standard client contract to clarify that the Company is not entitled to payment of its fee until the client recovers the claim from its vendor.

     Submitted claims for accounts payable and ancillary audit services provided to retailers, wholesale distributors and governmental agencies that are not approved by clients for whatever reason are not considered when recognizing revenues. Estimated uncollectible claims are initially established, and subsequently adjusted, for each individual client based on historical collection rates, types of claims identified, current industry conditions, and other factors which, in the opinion of management, deserve recognition. The Company records revenues for accounts payable and ancillary audit services provided to retailers, wholesale distributors and governmental agencies at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible claim estimates are directly charged or credited to earnings, as appropriate.

     Approved claims for accounts payable and ancillary audit services provided to retailers, wholesale distributors and governmental agencies are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. Once credits are taken, the Company

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES invoices its clients for a contractually stipulated percentage of the amounts recovered. The Company's contract receivables for accounts payable and ancillary audit services provided to retailers, wholesale distributors and governmental agencies are largely unbilled because it does not control (a) the timing of a client's claims processing activities, or (b) the timing of a client's payments for current and future purchases. In the Company's experience, material receivables are expected to be collected within one year after such receivables are recorded.

     During 1997, 1996 and 1995, revenues derived from accounts payable and ancillary services provided to retailers, wholesale distributors and governmental agencies represented 86.7%, 100.0% and 100.0%, respectively, of total revenues for such years.

Invoice basis of revenue recognition

     With regard to accounts payable and other recovery audit services provided to most entities other than retailers, wholesale distributors and governmental agencies, the Company recognizes revenues primarily when it invoices clients for its portion of amounts already recovered. This deferral of revenue recognition for these types of clients results principally from the Company's lack of a historical experience base to accurately estimate uncollectible claims. Revenues recognized in 1997 on the invoice basis represented 13.3% of total revenues for the year. The Company did not serve entities other than retailers, wholesale distributors and governmental agencies (the Company's historical client base) in either 1996 or 1995.

(d) Cash Equivalents

     Cash equivalents at December 31, 1997 and 1996 consisted of $2.5 million and $11.9 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on December 31, 1997, matured and was settled on January 2, 1998. In addition, certain of the Company's French subsidiaries at December 31, 1997 had cash equivalents of $4.7 million in temporary investments held at a French bank.

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

(f) Direct Expenses

     Direct expenses incurred during the course of the accounts payable audits and other recovery audit services are expensed as incurred.

     Non-management auditor compensation expense for substantially all of the Company's domestic auditors and certain of its international auditors is recorded at the time of related revenue recognition and subsequently paid as such revenue is collected. Previously established auditor compensation accruals are subsequently adjusted on a monthly basis to correspond with adjustments to uncollectible claim estimates. In certain of the Company's international locations fixed salaries are paid to non-management auditors. All non-auditor Company employees are compensated on the basis of salary and in certain cases, bonuses, which are charged to operations as incurred.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(g) Software Development Costs

     Software development costs related to the development of the Company's proprietary audit software are expensed as incurred.

(h) Intangibles

     Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company evaluates the unique relevant aspects of each individual acquisition when establishing an appropriate goodwill amortization period, and amortizes all goodwill amounts on a straight-line basis. Goodwill recorded as of December 31, 1997 is being amortized over periods ranging from seven to 20 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Noncompete Agreements. Noncompete agreements are recorded at cost and are amortized on a straight-line basis over the terms of the respective agreements.

     Deferred Loan Costs. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the terms of the respective loan agreements.

(i) Income Taxes

     The Company's predecessors (prior to April 24, 1995 for international entities and March 28, 1996 for domestic entities) consisted of Subchapter S corporations and a partnership. As such, the Federal and state income taxes with regard to these entities historically have been the responsibility of the respective shareholders and partners. The results of operations for all periods presented which include operations prior to April 1, 1996 have been adjusted on a pro forma basis to reflect Federal and state income taxes at a composite rate of 39% as if the Company's predecessors had been C corporations throughout such periods.

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

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(j) Foreign Currency Translation

     The local currency has been used as the functional currency in the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES a separate component of shareholders' equity. Transaction gains and losses included in results of operations are not material.

(k) Earnings (Pro Forma Earnings) Per Share

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. Basic earnings (pro forma earnings) per share is computed by dividing net earnings (pro forma earnings) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (pro forma earnings) per share is computed by dividing net earnings (pro forma earnings) by the sum of (1) the weighted average number of shares of common stock outstanding during the period (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method and (3) dilutive effect of other potentially dilutive securities.

     For all periods prior to April 1, 1996, diluted pro forma earnings per share has been computed by dividing the pro forma net earnings, which gives effect to pro forma income taxes, by the weighted average number of common and potential common shares outstanding during the period, after giving effect to the reorganization enacted at the time of the Company's March 1996 initial public offering. For purposes of determining the weighted average number of common and potential common shares for all periods prior to April 1, 1996, the Company has followed required supplementary guidance contained in Securities and Exchange Commission Staff Accounting Bulletin Topic 4D and has treated all common shares, warrants, options, and convertible debentures issued within one year prior to its initial public offering as exercised and outstanding, using the treasury stock method, regardless if the effect was antidilutive. In addition, the aforementioned computation includes the equivalent number of common shares derived from dividing the $4.9 million in 1996 dividends and distributions by $11.00 per share.

(l) Employee Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

(2)  RELATED PARTY TRANSACTIONS

     Prior to the Company's March 1996 initial public offering, the Company periodically borrowed funds from its principal shareholders. These loans were evidenced by promissory notes bearing interest at market rates. All loans from shareholders were repaid in full immediately subsequent to the Company's initial public offering.

     Interest expense on loans from shareholders for the years ended December 31, 1996 and 1995 was approximately $38,000 and $140,000, respectively.

     Financial advisory and management services historically have been provided to the Company by two directors who are also shareholders of the Company. In addition, a director elected in 1995 provided

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES management advisory services to the Company from July 1995 through December 1996, but no longer provided such services effective January 1, 1997. Such services by directors aggregated $165,000 in 1997, $293,000 in 1996, and $406,000 in 1995. The Company has agreed to pay the above-mentioned two directors a minimum of $140,000 in 1998 for financial advisory and management services.

(3)  LONG-TERM DEBT

     Long-term debt at December 31, 1997 and 1996 is summarized as follows:

                                                               1997      1996
                                                              -------    ----
                                                              (IN THOUSANDS)
Term bank loan with interest at LIBOR plus 1.75% (7.69% at
  December 31, 1997), interest only payments through
  September 1998, and monthly principal payments of $412,500 plus interest due commencing October 1998 and continuing
  through September 2001; remaining unpaid balance due
  September 2001............................................  $24,750    $ --
5.05% promissory note, principal and interest payable in
  annual installments of $100,000 beginning December 1998
  and continuing through December 2009......................      790     771
Term loan with interest of PIBOR plus 1.25% (3.7% at
  December 31, 1997) requiring quarterly payments of 44,704
  French Francs, or $7,465 at December 31, 1997, including
  interest, with final payment due April 2000...............      198      --
Other.......................................................       55      --
                                                              -------    ----
                                                               25,793     771
Less current installments...................................    1,428      79
                                                              -------    ----
          Long-term debt, excluding current installments....  $24,365    $692
                                                              =======    ====

     During October 1997, the Company increased its credit facility with NationsBank, N.A. from $20.0 million to $30.0 million. The credit facility permits the Company to borrow up to $30.0 million on a term loan basis to finance mergers and acquisitions. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and utilize the remaining $20.0 million for mergers and acquisitions. Borrowings under the credit facility can be made through September 1999 although repayment of individual term loan borrowings made before or during September 1999 are repayable over 48 months. As of December 31, 1997, the Company had outstanding principal borrowings of $24.8 million under the credit facility. Such borrowings were made in October 1997 in connection with the financing of the Financiere Alma, S.A. and subsidiaries acquisition (see note 8). The credit facility is secured by substantially all assets of the Company and interest on borrowings can be tied to either prime or LIBOR at the Company's discretion. The Company is required to repay all amounts outstanding under the revolving line of credit portion of the aggregate credit facility and to refrain from borrowing any amounts under such line of credit portion for at least a 30-consecutive-day period each year. The credit facility requires an annual commitment fee of 1/4 of 1% and contains customary covenants, including financial ratios and the prohibition of cash dividend payments to shareholders. At December 31, 1997, the Company was in compliance with all such covenants.

     Approximate future minimum annual principal payments for long-term debt for each of the five years subsequent to December 31, 1997 are as follows (in thousands):

1998........................................................  $ 1,428
1999........................................................    5,108
2000........................................................    5,046
2001........................................................   13,673
2002........................................................       64

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     In December 1995, the Company extinguished a noncompete agreement obligation. Such extinguishment resulted in a loss which was not material.

(4)  LEASE COMMITMENTS

     The Company is committed under noncancelable operating lease arrangements for facilities and equipment. Rent expense for 1997, 1996, and 1995 was $3.0 million, $2.5 million, and $1.0 million, respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
1998........................................................  $ 3,697
1999........................................................    2,799
2000........................................................    1,980
2001........................................................    1,535
2002........................................................      800
Thereafter..................................................    3,932
                                                              -------
                                                              $14,743
                                                              =======

(5)  INCOME TAXES

HISTORICAL

     Prior to the April 1995 reorganization, the historical income taxes were the responsibility of the shareholders and partners (see Note 1(i) Income Taxes). In connection with the April 1995 reorganization, the Company established a net deferred tax liability of approximately $305,000 as a charge to the 1995 Consolidated Statement of Earnings related to the five Foreign Operating Companies' termination of the Subchapter S corporation status. The results of operations for the five Foreign Operating Companies from May 1995 to December 1995 represented a taxable loss which was fully offset by a deferred income tax valuation allowance. Such amounts and related deferred income tax temporary differences were not significant.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The provision for income taxes for the years ended December 31, 1997 and 1996 consists of the following (in thousands):

                                                               1997     1996
                                                              ------   ------
Current:
  Federal...................................................  $1,171   $  413
  State.....................................................     375      153
  Foreign...................................................   2,900      400
                                                              ------   ------
                                                               4,446      966
                                                              ------   ------
Deferred:
  Federal...................................................     921    5,997
  State.....................................................     184      826
  Foreign...................................................     598       --
                                                              ------   ------
                                                               1,703    6,823
                                                              ------   ------
          Total.............................................  $6,149   $7,789
                                                              ======   ======

     A reconciliation of income tax expense at the Federal statutory rates of 35% and 34% to actual tax expense for the years ended December 31, 1997 and 1996, respectively, follows (in thousands):

                                                               1997     1996
                                                              ------   ------
Income taxes at Federal statutory rate......................  $5,520   $3,719
Establishment of deferred tax liability due to termination
  of Subchapter S corporation status and partnership
  status....................................................      --    3,700
State income taxes, net of Federal income tax benefit.......     363      646
Pro forma income taxes that were the responsibility of the
  shareholders and partners.................................      --     (158)
Other, net..................................................     266     (118)
                                                              ------   ------
                                                              $6,149   $7,789
                                                              ======   ======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the components of deferred tax liabilities and assets as of December 31, 1997 and 1996 follows (in thousands):

                                                               1997      1996
                                                              -------   -------
Deferred tax liabilities:
  Contract receivables......................................  $16,974   $11,987
  Accelerated depreciation for tax purposes.................      532       234
  Goodwill..................................................      177       154
                                                              -------   -------
          Gross deferred tax liabilities....................   17,683    12,375
                                                              -------   -------
Deferred tax assets:
  Cash to accrual conversion from termination of Subchapter
     S and partnership status...............................      309       419
  Accounts payable and accrued expenses.....................      438        --
  Accrued payroll and related expenses......................    5,912     3,961
  Deferred compensation.....................................      961       875
  Noncompete agreements.....................................      848       410
  Deferred revenues.........................................      577        --
  Deferred loan costs.......................................      182       277
  Net operating loss carryforward of foreign subsidiary.....      385        --
  Foreign tax credit carryforwards..........................    1,554        --
  Other.....................................................      185        --
                                                              -------   -------
          Gross deferred tax assets.........................   11,351     5,942
                                                              -------   -------
          Net deferred tax liabilities......................  $ 6,332   $ 6,433
                                                              =======   =======

     In assessing the realizability of deferred tax assets, the Company's management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. No valuation allowances were deemed necessary since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences, and net operating loss carryforwards and foreign tax credit carryforwards are expected to be utilized through related future taxable and foreign source earnings. The Company has no undistributed earnings of foreign subsidiaries, but does have a net operating loss carryforward of $1.1 million which can be utilized indefinitely against future taxable earnings of a foreign subsidiary, to the extent there is no significant change in the ownership of the foreign subsidiary. The Company's management believes the net operating loss carryforward will be fully utilized against the forecasted future taxable earnings of the foreign subsidiary. The Company has foreign income tax credit carryforwards amounting to $1.6 million, of which $400,000 will expire in 2001 and $1.2 million will expire in 2002. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards.

(UNAUDITED) PRO FORMA

     The pro forma provision for income taxes reflects the income taxes as if the Company were subject to all Federal and state income taxes for all periods presented that include operations prior to April 1, 1996, rather than primarily by the individual shareholders and partners. All pro forma income taxes have been calculated using a 39% composite effective rate.

(6)  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation up to

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

15% and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $450 per participant. The Company may also make discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants' first year of service. Company contributions were approximately $130,000 in 1997, $114,000 in 1996 and $33,000 in 1995.

     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $920,000, $606,000, and $340,000 in 1997, 1996, and 1995, respectively.

     Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 750,000 shares of the Company's common stock which may be authorized but unissued shares, reacquired shares or shares bought on the open market. The initial purchase period began on July 1, 1997 and ended on December 31, 1997. On January 19, 1998, share certificates for 32,348 shares were issued to employees who were initial purchase period participants. The Company is not required to recognize compensation expense related to this plan.

(7)  COMMON STOCK

     The following presents the common stock at December 31, 1995 for each combined entity:

Common stock:
  The Profit Recovery Group International I, Inc. (formerly
     The Profit Recovery Group, Inc.) authorized 10,000,000
     shares with $.01 par value; issued and outstanding
     5,740,000 shares at December 31, 1995 and 5,380,000
     shares at December 31, 1994............................  $57,400
  PRG International Holding Co. -- authorized 1,000 shares
     with $1.00 par value; issued and outstanding 1,000
     shares at December 31, 1995............................    1,000
                                                              -------
                                                              $58,400
                                                              =======

     In connection with the April 1995 reorganization, the Company issued an additional 480,000 shares of common stock in PRGI to the existing shareholders, formed PRG Holdco with 1,000 shares of common stock, and consolidated the five Foreign Operating Companies into PRG Holdco.

     Subsequent to the Company's March 1996 initial public offering of its common stock, all entities that comprise the Company are wholly owned subsidiaries of the publicly traded parent company, The Profit Recovery Group International, Inc., whose common stock is reflected in shareholders' equity on the accompanying December 31, 1997 and 1996 Consolidated Balance Sheets. Concurrent with the Company's initial public offering, The Profit Recovery Group International, Inc. declared a two-for-one stock split effected in the form of a stock dividend. All share and pro forma per share information has been adjusted to reflect the effect of the stock split.

     Immediately prior to the Company's March 26, 1996 initial public offering of its common stock, holders of the $12.7 million in convertible debentures elected to convert $12.3 million into equity of the Company. The remaining debentures together with accrued interest on the entire $12.7 million were paid in April 1996 with a portion of the initial public offering proceeds. Additionally, $817,000 in deferred loan costs directly related to the debentures was reclassified as a reduction in shareholders' equity concurrent with the conversion of the debentures. In connection with the debentures origination, an investment banking firm received a warrant to purchase 63,530 shares of PRGI's common stock for $5.89 per share. This warrant was exercised in full immediately prior to the Company's initial public offering.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Although the Company has issued no preferred stock through December 31, 1997, and has no present intentions to issue any preferred stock, such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further vote or action by the shareholders.

(8)  ACQUISITIONS

     Effective January 1, 1995, PRGI acquired certain assets of Fial & Associates, Inc., primarily consisting of contract receivables, net of related commissions liabilities, with an estimated fair value of approximately $444,000, and entered into a noncompete agreement for seven years with the former owner of Fial, with an estimated fair value of $6.0 million. In exchange for the assets and the noncompete agreement, PRGI issued 240,000 shares of PRGI's common stock, paid $1.6 million in cash, and incurred an obligation of approximately $5.0 million. In the opinion of the Company's management, the common stock had an estimated fair value of $1.85 per share. The acquisition was accounted for under the purchase method of accounting and resulted in goodwill of $550,000 which is being amortized over seven years using the straight-line method. Fial's principal business was similar to PRGI's business. Fial provided its services throughout the United States.

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and distributors of high technology products. The Company issued 375,000 shares of its common stock in the transaction which was accounted for as a pooling-of-interests. Since prior years' financial positions and results of operations of Shaps Group, Inc. are not material in relation to the Company's historical financial statements, the Company did not restate its prior years' consolidated financial statements.

     On February 11, 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. This transaction was accounted for as a purchase with consideration of $2.0 million in cash and 130,599 shares of the Company's common stock valued at $15.25 per share. This acquisition resulted in goodwill of $3.9 million which is being amortized over 15 years using the straight-line method.

     On May 23, 1997, the Company acquired all of the common stock of The Hale Group, a California-based company providing recovery audit services to healthcare entities. This transaction was accounted for as a purchase with consideration of $1.1 million in cash and 74,998 shares of the Company's common stock valued at $13.38 per share. This acquisition resulted in goodwill of $2.1 million which is being amortized over 15 years using the straight-line method.

     On October 7, 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a privately held recovery audit firm based in Paris, France. This transaction was accounted for as a purchase with consideration of $24.6 million in cash and approximately 859,000 restricted, unregistered shares of the Company's common stock with an aggregate estimated fair value of $10.0 million, based on an independent external valuation. The Company has an obligation to acquire the remaining interest in Alma by January 1999

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES for $398,000 in cash and 13,900 unregistered shares of the Company's common stock. This acquisition resulted in goodwill of $33.0 million which is being amortized over 20 years using the straight-line method.

     On November 21, 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. This transaction was accounted for as a purchase with consideration of $700,000 in cash and 40,000 shares of the Company's common stock valued at $14.375 per share. This acquisition resulted in goodwill of $1.1 million which is being amortized over 15 years using the straight-line method.

     Results of operations for all 1997 acquisitions accounted for under the purchase method of accounting have been included in the 1997 Consolidated Statement of Earnings from their respective dates of acquisition with the exception of the October 7, 1997 acquisition of Alma, which was included effective October 1, 1997.

     The following represents the summary (unaudited) pro forma results of operations as if the Alma acquisition had occurred at the beginning of 1996. The pro forma results are not necessarily indicative of the results that will occur in the future.

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------    -------
Revenues....................................................  $127,409    $98,586
                                                              ========    =======
Net earnings................................................  $  9,432    $ 2,500
                                                              ========    =======
Pro forma net earnings......................................  $  9,432    $ 6,018
                                                              ========    =======
Earnings (pro forma net earnings for 1996) per share:
  Basic.....................................................  $    .49    $   .36
                                                              ========    =======
  Diluted...................................................  $    .48    $   .33
                                                              ========    =======

     All businesses acquired by the Company during 1997, other than Alma, previously maintained their respective accounting records using the cash basis of accounting. Accordingly, it is not practicable to provide accrual basis pro forma results of operations which include these entities. The Company believes, however, that pro forma accrual basis results of operations for these entities, if determined, would not be significant, either individually or in the aggregate.

(9)  STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan ("Plan") has authorized the grant of options to purchase 3,500,000 shares of the Company's common stock to key employees and directors. All options granted through December 31, 1997 have 10-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995:

                                                               1997      1996      1995
                                                              -------   -------   -------
Risk-free interest rates....................................     6.17%     6.26%     6.06%
Dividend yields.............................................       --        --        --
Volatility factor of expected market price..................     .537      .396      .396
Weighted-average expected life of option....................  6 years   6 years   6 years

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1997, 1996 and 1995 follows (in thousands, except for pro forma earnings per share information):

                                                             1997      1996      1995
                                                            -------   -------   -------
Historical earnings before income taxes...................  $15,772   $10,939   $ 4,812
Income taxes (pro forma income taxes for 1996 and 1995)...    6,149     4,271     1,877
                                                            -------   -------   -------
Net earnings (pro forma net earnings for 1996 and 1995)
  before pro forma effect of compensation expense
  recognition provisions of SFAS No. 123..................    9,623     6,668     2,935
Pro forma effect of compensation expense recognition
  provisions of SFAS No. 123..............................    1,382       504       111
                                                            -------   -------   -------
Pro forma net earnings....................................  $ 8,241   $ 6,164   $ 2,824
                                                            =======   =======   =======
Pro forma net earnings per share:
  Basic...................................................  $   .45   $   .38   $   .24
                                                            =======   =======   =======
  Diluted.................................................  $   .44   $   .36   $   .21
                                                            =======   =======   =======

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                      1997                    1996                   1995
                              ---------------------   ---------------------   -------------------
                                          WEIGHTED-               WEIGHTED-             WEIGHTED-
                                           AVERAGE                 AVERAGE               AVERAGE
                                          EXERCISE                EXERCISE              EXERCISE
                               OPTIONS      PRICE      OPTIONS      PRICE     OPTIONS     PRICE
                              ---------   ---------   ---------   ---------   -------   ---------
Outstanding -- beginning of
  year......................  1,258,030    $ 9.60       633,000    $ 5.53          --     $  --
Granted.....................  1,030,263     15.47       677,030     13.16     633,000      5.53
Exercised...................    (65,100)     5.36       (28,000)     5.30          --        --
Forfeited...................    (15,300)    13.60       (24,000)     5.94          --        --
                              ---------               ---------               -------
Outstanding -- end of
  year......................  2,207,893    $12.44     1,258,030    $ 9.60     633,000     $5.53
                              =========               =========               =======
Exercisable at end of
  year......................    287,946    $ 9.12        94,400    $ 5.30          --     $  --
Weighted average fair value
  of options granted during
  year......................  $    8.96               $    6.44               $  2.67

     Exercise prices for options outstanding as of December 31, 1997 ranged from $5.30 to $19.88 per share. The weighted average remaining contract life of those options was 8.6 years. Of the 2,207,893 options outstanding at December 31, 1997, 527,600 were granted at prices below the Company's initial public offering price of $11.00 per share and 1,680,293 were granted at prices equal to or greater than $11.00.

     The 527,600 options outstanding at December 31, 1997 which were priced below $11.00 per share carried a weighted-average exercise price of $5.60 per share and had a weighted-average remaining contract life of 7.5 years. They included 135,040 exercisable options at a price of $5.30 per share.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The 1,680,293 options outstanding at December 31, 1997 which were priced at or above $11.00 per share carried a weighted-average exercise price of $14.59 per share and had a weighted-average remaining contract life of 9.0 years. They included 131,706 options that were exercisable at a weighted-average price of $13.21 per share.

(10)  MAJOR CLIENTS

     The Company had two major clients during 1997, each of which provided revenues in excess of 10% of total revenues. Both major clients are mass merchandisers operating in the retail industry.

     During the years ended December 31, 1997, 1996, and 1995, the Company derived 10.4%, 14.4% and 12.7%, respectively, of its total revenues from its historically largest client. Additionally, during 1997 the Company derived 12.3% of its total revenues from another client due in large part to a nonrecurring situation involving concurrent audits of multiple years.

(11)  INTERNATIONAL SEGMENTS

     The Company has operations outside the United States. The following is a summary of geographic area information, as measured by the area of revenue-producing operations, for the years ended December 31, 1997, 1996, and 1995 (in thousands):

                                                             1997      1996      1995
                                                           --------   -------   -------
Revenues:
  United States (U.S.)...................................  $ 81,653   $62,701   $49,002
  North America, excluding U.S...........................    10,907     7,811     3,778
  Western Europe.........................................    17,233     4,422     2,422
  Asia-Pacific...........................................     2,570     2,396       829
                                                           --------   -------   -------
          Total..........................................  $112,363   $77,330   $56,031
                                                           ========   =======   =======
Operating income (loss):
  United States (U.S.)...................................  $ 12,109   $10,680   $ 6,854
  North America, excluding U.S...........................     2,971       899        30
  Western Europe.........................................     3,541      (238)     (137)
  Asia-Pacific...........................................    (2,446)     (302)     (305)
                                                           --------   -------   -------
          Total..........................................  $ 16,175   $11,039   $ 6,442
                                                           ========   =======   =======
Identifiable assets:
  United States (U.S.)...................................  $ 74,876   $59,237   $27,244
  North America, excluding U.S...........................     5,362     4,593     1,541
  Western Europe.........................................    50,942     2,155       851
  Asia-Pacific...........................................     2,705     2,333       632
                                                           --------   -------   -------
          Total..........................................  $133,885   $68,318   $30,268
                                                           ========   =======   =======

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, receivables, note payable to bank, accounts payable and accrued expenses, accrued payroll and related expenses, and deferred revenue approximate fair value because of the short maturity of these instruments.

     The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES instruments at December 31, 1997 and 1996 was $25.9 million and $675,000, respectively, and the carrying value of the Company's long-term debt at December 31, 1997 and 1996 was $25.8 million and $771,000, respectively.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(13)  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 1997, 1996 and 1995 (in thousands except for earnings per share information):

                                                               1997      1996      1995
                                                              -------   -------   -------
Numerator:
  Numerator for basic earnings (pro forma earnings for 1996
     and 1995) per share....................................  $ 9,623   $ 6,668   $ 2,935
  Interest accrued on convertible debt, net of income
     taxes..................................................       --        97       258
                                                              -------   -------   -------
     Numerator for diluted earnings (pro forma earnings for
      1996 and 1995) per share..............................  $ 9,623   $ 6,765   $ 3,193
                                                              =======   =======   =======
Denominator:
     Denominator for basic earnings (pro forma earnings for
      1996 and 1995) per share -- weighted-average shares
      outstanding...........................................   18,415    16,268    12,000
     Effect of dilutive securities:
       Employee stock options...............................      494       545       348
       Convertible debt.....................................       --       539     2,157
       Common equivalent shares from the distribution
        payable ($4,875,576) divided by the initial public
        offering price of $11 per share (and weighted since
        the initial public offering)........................       --       105       443
                                                              -------   -------   -------
          Denominator for diluted earnings (pro forma
            earnings for 1996 and 1995) per share...........   18,909    17,457    14,948
                                                              =======   =======   =======
Earnings (pro forma earnings for 1996 and 1995) per
  share -- basic............................................  $   .52   $   .41   $   .24
                                                              =======   =======   =======
Earnings (pro forma earnings for 1996 and 1995) per
  share -- diluted..........................................  $   .51   $   .39   $   .21
                                                              =======   =======   =======

     Options to purchase 473,000 shares of common stock, at prices ranging from $16.00 to $19.88 per share, were outstanding during 1997 but were excluded from the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

(14)  RESTRUCTURING COSTS

     In recognition of emerging developments such as the Alma acquisition, the Company restructured and realigned certain facets of its European management structure in the fourth quarter of 1997 and incurred a pre-tax charge to earnings of $1.2 million. This charge consisted of employment termination costs directly applicable to four of the Company's senior European executives and residual contract costs due to an independent European advisor for services no longer required by the Company. Of the $1.2 million charge, $683,000 had been paid through December 31, 1997, and the remaining $525,000 is currently estimated to be paid by June 30, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 10, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements.

          For the following consolidated financial information included herein, see Index on Page 21:

           Independent Auditors' Reports

           Consolidated Statements of Earnings for the Years ended December 31, 1997, 1996 and 1995

           Consolidated Balance Sheets as of December 31, 1997 and 1996

           Consolidated Statements of Shareholders' Equity (Deficit) for the Years ended December 31, 1997, 1996 and 1995

           Consolidated Statements of Cash Flows for the Years ended December 31, 1997, 1996 and 1995

           Notes to Consolidated Financial Statements

     (b) All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information is contained in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

          On October 22, 1997, Registrant filed Form 8-K regarding Registrant's October 7, 1997 acquisition of 98.4% of Financiere Alma, S.A. and its subsidiaries (collectively, "Alma").

          On November 21, 1997, Registrant filed Form 8-K/A to provide required audited and pro forma financial statements regarding Alma.

     (d) Exhibits

     +2.1  --   Agreement and Plan of Reorganization dated January 4, 1995, among The Profit Recovery Group, Inc., Fial & Associates,
                Inc. and T. Charles Fial. The following is a list of omitted schedules and exhibits which the Registrant agrees to
                furnish supplementally to the Commission upon request:
                Exhibits: A -- List of Purchasers, with Principal Amount of
                Each Purchaser's Note; B -- Form of Note; C-1 and
                C-2 -- Form of Amended and Restated Partnership Agreement;
                D-1 and D-2 -- Form of Amended and Restated Certificate of
                Limited Partnership; E -- Form of Registration Rights
                Agreement; Schedules; 2F -- List of Shareholders and
                Proportionate Obligation to Purchase; 2L -- Earnings Test;
                3C -- List of Limited Partners and Their Respective Units;
                3D -- List of Stockholders of General Partner and Their
                Respective Ownership Interests; 3F -- Balance Sheet; and
                3P -- Transactions with Affiliates.

     +2.2  --   Note Purchase Agreement dated April 27, 1995, among The
                Profit Recovery Group International, L.P. (the
                "Partnership"), The Profit Recovery Group International I,
                Inc., T. Charles Fial and certain limited partners and
                purchasers named therein. The following is a list of omitted schedules and exhibits which the Registrant agrees to
                furnish supplementally to the Commission upon request:
                Schedules: 1.1(c) -- Contracts and Agreements;
                1.1(f) -- Fixed Assets; 3.6 -- Company Trade Area;
                3.7 -- Affiliated Companies; 4.8 -- Employee Plans;
                4.13 -- Seller's Tax Returns; 4.14 -- Employee Bonuses;
                4.15 -- Accounts Receivable; 4.16 -- Independent
                Contractors; 5.1-A -- Articles of Incorporation of
                Purchaser; 5.1-B -- List of agreements among shareholders of
                Purchaser; 5.7 -- Certain Liabilities of Purchaser;
                5.8 -- Subsequent Events; Exhibits: 1.3(a) -- Bill of Sale;
                1.3(b) -- Assignment and Assumption Agreement;
                3.2 -- Consulting Agreement; 3.3 -- Form of Noncompetition
                Agreement with Stockholder; 3.9 -- Stockholders' Agreement;
                7.1(a)(vi) -- Form of Opinion of Counsel to Seller and
                Stockholder; and 7.1(b)(ix) -- Form of Opinion of Counsel to
                Purchaser.
     +3.1  --   Articles of Incorporation of the Registrant.
     +3.2  --   Amended and Restated Bylaws of the Registrant.
     +4.1  --   Specimen Common Stock Certificate.
     +4.2  --   See Articles of Incorporation and Bylaws of the Registrant,
                filed as Exhibits 3.1 and 3.2, respectively.
   *+10.1  --   Letter Agreement dated May 25, 1995 between Wal-Mart Stores,
                Inc. and Registrant.
    +10.2  --   1996 Stock Option Plan dated as of January 25, 1996,
                together with Forms of Non-qualified Stock Option Agreement.
    +10.3  --   The Profit Recovery Group International I, Inc. 401(k) Plan.
    +10.4  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and John M. Cook.
    +10.5  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and John M. Toma.
    +10.6  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and Paul J. Dinkins.
    +10.7  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and Brian M. O'Toole.
    +10.8  --   Form of Employment Agreement, dated March 20, 1996, between the Registrant and Donald E. Ellis, Jr.
    +10.9  --   Form of Consulting Agreement, dated January 1, 1996, between
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

    +10.14 --   Loan and Security Agreement dated March 24, 1994 among
                NationsBank, The Profit Recovery Group, Inc., PRG
                International Inc., the Partnership and the Foreign
                Companies. The following is a list of omitted schedules and exhibits which the Registrant agrees to furnish
                supplementally to the Commission upon request: Exhibits:
                A-1 -- Promissory Note, A-2 -- Promissory Note,
                B-1 -- Borrower's Business Locations, B-2 -- Other Business
                Locations, C-1 -- Borrower's Corporate Names, C-2 -- Other
                Corporate Names, D -- Litigation, E -- Form of Compliance
                Certificate, F -- Collateral Assignment of Policy, G --
                Other Liens, H -- Indebtedness.
    +10.15 --   Sublease dated October 29, 1993, between The Profit Recovery
                Group International I, Inc. and International Business
                Machines Corporation.
    +10.16 --   Lease dated January 19, 1996 between the Partnership and "J"
                Street Development Inc.
    +10.17 --   Agreement dated January 19, 1996 between the Partnership and
                May Construction Company, Inc. The following is a list of
                omitted schedules and exhibits which Registrant agrees to
                furnish supplementally to the Commission upon request:
                Exhibit A -- General Conditions of the Contract for
                Construction.
    +10.18 --   Second Amendment to Amended and Restated Loan and Security
                Agreement dated February 8, 1996 among NationsBank, the
                Partnership, The Profit Recovery Group International I,
                Inc., PRG International Holding Co. and the Foreign
                Companies.
    +10.19 --   First Sublease Amendment dated February 12, 1996 among
                International Business Machines Corporation, the Partnership
                and The Profit Recovery Group International I, Inc.
    +10.20 --   Promissory Note dated February 8, 1996, in the amount of
                $1,600,000 by the Partnership to CT Investments, L.L.C.
   **10.21 --   Loan and Security Agreement by and among NationsBank, N.A.
                (South) as Lender, and The Profit Recovery Group
                International, Inc. as Borrower, and Certain Affiliates of
                Borrower, as Guarantors, dated September 27, 1996.
  ***10.22 --   First Amendment dated March 7, 1997 to Employment Agreement between the Registrant and John M. Cook.
 ****10.23 --   The Profit Recovery Group International, Inc. Employee Stock
                Purchase Plan.
*****10.24 --   Contract for the Mandate of the President of the
                Directorate, dated October 7, 1997, between Alma
                Intervention and Marc Eisenberg.
*****10.25 --   Consulting Agreement, dated October 7, 1997, between the
                Registrant and Lieb Finance S.A.
*****10.26 --   Second Amendment to Employment Agreement, dated September
                17, 1997, between The Profit Recovery Group International I,
                Inc. and John M. Cook.
*****10.27 --   Employment Agreement, dated October 17, 1997, between The
                Profit Recovery Group International I, Inc. and Michael A.
                Lustig.
*****10.28 --   Compensation Agreement, dated October 17, 1997, between The
                Profit Recovery Group International I, Inc. and Michael A.
                Lustig.
*****10.29 --   First Amendment to Loan and Security Agreement, dated
                October 3, 1997, between NationsBank, N.A. and the
                Registrant and its subsidiaries.
     10.30 --   Lease Agreement dated January 30, 1998 between Wildwood
                Associates and The Profit Recovery Group International I,
                Inc.
  +++10.31 --   Services Agreement dated April 7, 1993 between Registrant
                and Kmart Corporation as amended by Addendum dated January
                28, 1997.
     10.32 --   Employment Agreement dated August 26, 1996 between
                Registrant and Tony G. Mills; Compensation Agreement dated
                August 26, 1996 between Registrant and Mr. Mills; and description of 1998 compensation arrangement between Registrant and Mr. Mills.
     10.33 --   Employment Agreement dated August 23 between Registrant and
                David A. Brookmire; Compensation Agreement dated August 23,
                1996 between Registrant and Mr. Brookmire; and description of 1998 compensation arrangement between Registrant and Mr.
                Brookmire.
     10.34 --   Description of 1998-2002 compensation arrangement between
                Registrant and John M. Cook.
     10.35 --   Description of 1998 compensation arrangement between
                Registrant and John M. Toma.
     10.36 --   Description of 1998 compensation arrangement between
                Registrant and Michael A. Lustig.

     10.37 --   Description of 1998 compensation arrangement between
                Registrant and Donald E. Ellis, Jr.
   ++10.38 --   Employment Agreement between Registrant and Robert G.
                Kramer; Compensation Agreement between Registrant and Mr.
                Kramer; description of 1998 compensation arrangement between
                Registrant and Mr. Kramer.
   ++10.39 --   Employment Arrangement between Registrant and Clinton
                McKellar, Jr.; Compensation Arrangement between Registrant and Mr. McKellar; description of 1998 compensation
                arrangement between Registrant and Mr. McKellar.
     21.1  --   Subsidiaries of the Registrant.
     23.1  --   Consent of KPMG Peat Marwick LLP.
     23.2  --   Consent of ERNST & YOUNG Entrepreneurs.
     27.1  --   Financial Data Schedule (for SEC use only).

---------------

    + Incorporated by reference to Exhibit of same number of the Registrant's
      Registration Statement on Form S-1 (Registration No. 333-1086). *Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 230.406 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
  ++  To be filed by amendment.
 +++ Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 240.24b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
   ** Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
  *** Incorporated by reference to Exhibit of same number of the Registrant's
      Form 10-K for the year ended December 31, 1996.
 **** Incorporated by reference to Exhibit "A" to Registrant's proxy statement dated April 15, 1997, which was issued in connection with Registrant's 1997 Annual Meeting of Shareholders.
***** Incorporated by reference to Exhibits 10.1-10.6 of Registrant's Form 10-Q for the quarterly period ended September 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

February 13, 1998                         By:       /s/ JOHN M. COOK
                                            ------------------------------------
                                                        John M. Cook
                                                   Chairman of the Board
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                  /s/ JOHN M. COOK                       Chairman of the Board and    February 13, 1998
-----------------------------------------------------      Chief Executive Officer
                    John M. Cook                           (Principal Executive
                                                           Officer)

              /s/ DONALD E. ELLIS, JR.                   Senior Vice President --     February 13, 1998
-----------------------------------------------------      Finance, Treasurer and
                Donald E. Ellis, Jr.                       Chief Financial Officer
                                                           (Principal Financial
                                                           Officer)

                /s/ MICHAEL R. MELTON                    Vice President -- Finance    February 13, 1998
-----------------------------------------------------      (Principal Accounting
                  Michael R. Melton                        Officer)

                /s/ STANLEY B. COHEN                     Director                     February 13, 1998
-----------------------------------------------------
                  Stanley B. Cohen

                 /s/ MARC EISENBERG                      Director                     February 13, 1998
-----------------------------------------------------
                   Marc Eisenberg

                 /s/ JONATHAN GOLDEN                     Director                     February 13, 1998
-----------------------------------------------------
                   Jonathan Golden

                /s/ GARTH H. GREIMANN                    Director                     February 13, 1998
-----------------------------------------------------
                  Garth H. Greimann

               /s/ FRED W.I. LACHOTZKI                   Director                     February 13, 1998
-----------------------------------------------------
                 Fred W.I. Lachotzki

                 /s/ E. JAMES LOWREY                     Director                     February 13, 1998
-----------------------------------------------------
                   E. James Lowrey

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ MICHAEL A. LUSTIG                    Director                     February 13, 1998
-----------------------------------------------------
                  Michael A. Lustig

                  /s/ JOHN M. TOMA                       Vice Chairman and            February 13, 1998
-----------------------------------------------------      Director
                    John M. Toma