Form 10-K/A
period 1997-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-03-16
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM _____________ TO ___________

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held during 1998.

     The Registrant is hereby filing Amendment No. 1 to Form 10-K for the fiscal year ended December 31, 1997 for the purpose of filing Exhibits 10.38 and 10.39, and amending Item 1. and Exhibit 21.1.

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


     - Maintain High Client Retention Rates. The Company intends to maintain and improve its high client retention rate by providing comprehensive recovery audit services, utilizing highly trained auditors, and continuing to refine its advanced audit technology. Of the Company's accounts payable audit clients in 1996 that had claims exceeding $100,000 in that year(excluding clients no longer in existance due to such clients' bankruptcies or acquisitions), more than 90% continued to utilize the Company's services in 1997.


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

     (c) Reports on Form 8-K.

     On October 22, 1997, Registrant filed Form 8-K regarding Registrant's October 7, 1997 acquisition of 98.4% of Financiere Alma, S.A. and its subsidiaries (collectively, "Alma").

     On November 21, 1997, Registrant filed Form 8-K/A to provide required audited and pro forma financial statements regarding Alma.

     (d) Exhibits

   +2.1-- Agreement and Plan of Reorganization  dated January 4, 1995, among The
          Profit Recovery Group, Inc., Fial & Associates, Inc. and T. Charles Fial. The following is a list of omitted schedules and exhibits which the Registrant agrees to furnish supplementally to the Commission upon request: Exhibits: A--List of Purchasers, with Principal Amount of Each Purchaser's Note; B--Form of Note; C-1 and C- 2--Form of Amended and Restated Partnership Agreement; D-1 and D-2--Form of Amended and Restated Certificate of Limited Partnership; E--Form of Registration Rights Agreement; Schedules; 2F--List of Shareholders and Proportionate Obligation to Purchase; 2L--Earnings Test; 3C--List of Limited Partners and Their Respective Units; 3D--List of Stockholders of General Partner and Their Respective Ownership Interests; 3F--Balance Sheet; and 3P--Transactions with Affiliates.
   +2.2-- Note  Purchase  Agreement  dated  April 27,  1995,  among  The  Profit
          Recovery Group International, L.P. (the "Partnership"), The Profit Recovery Group International I, Inc., T. Charles Fial and certain limited partners and purchasers named therein. The following is a list of omitted schedules and exhibits which the Registrant agrees to furnish supplementally to the Commission upon request: Schedules:
          1.1(c)--Contracts and Agreements; 1.1(f)--Fixed Assets; 3.6--Company Trade Area; 3.7--Affiliated Companies; 4.8--Employee Plans; 4.13--Seller's Tax Returns; 4.14--Employee Bonuses; 4.15--Accounts Receivable; 4.16--Independent Contractors; 5.1-A--Articles of Incorporation of Purchaser; 5.1-B--List of agreements among shareholders of Purchaser; 5.7--Certain Liabilities of Purchaser; 5.8--Subsequent Events; Exhibits: 1.3(a)--Bill of Sale; 1.3(b)--Assignment and Assumption Agreement; 3.2--Consulting Agreement; 3.3--Form of Noncompetition Agreement with Stockholder; 3.9--Stockholders' Agreement; 7.1(a)(vi)--Form of Opinion of Counsel to Seller and Stockholder; and 7.1(b)(ix)--Form of Opinion of Counsel to Purchaser.

   +3.1-- Articles of Incorporation of the Registrant.
   +3.2-- Amended and Restated Bylaws of the Registrant.
   +4.1-- Specimen Common Stock Certificate.
   +4.2-- See Articles of Incorporation  and Bylaws of the Registrant,  filed as
          Exhibits 3.1 and 3.2, respectively.
 *+10.1-- Letter Agreement dated May 25, 1995 between Wal-Mart Stores,  Inc. and
          Registrant.
  +10.2-- 1996 Stock  Option Plan dated as of January 25,  1996,  together  with
          Forms of Non-qualified Stock Option Agreement.
  +10.3-- The Profit Recovery Group International I, Inc. 401(k) Plan.
  +10.4-- Form of  Employment  Agreement,  dated  March 20,  1996,  between  the
          Registrant and John M. Cook.
  +10.5-- Form of  Employment  Agreement,  dated  March 20,  1996,  between  the
          Registrant and John M. Toma.
  +10.6-- Form of  Employment  Agreement,  dated  March 20,  1996,  between  the
          Registrant and Paul J. Dinkins.
  +10.7-- Form of  Employment  Agreement,  dated  March 20,  1996,  between  the
          Registrant and Brian M. O'Toole.
  +10.8-- Form of  Employment  Agreement,  dated  March 20,  1996,  between  the
          Registrant and Donald E. Ellis, Jr.
  +10.9-- Form of  Consulting  Agreement,  dated  January 1, 1996,  between  The
          Profit Recovery Group International , Inc. and SBC Financial Corporation, Jonathan Golden, P.C. and Berkshire Partners.
 +10.10-- Form  of  Identification  Agreement  between  the  Registrant  and the
          Directors and certain officers of the Registrant.
 +10.11-- First  Amendment to Amended and Restated  Loan and Security  Agreement
          dated January 3, 1996 among NationsBank of Georgia, N.A. ("NationsBank"), the Partnership and certain guarantors named therein.
 +10.12-- Amended and Restated Loan and Security  Agreement dated April 27, 1995 among NationsBank, the Partnership and certain guarantors named therein. The following is a list of omitted schedules and exhibits which the Registrant agrees to furnish supplementally to the Commission upon request: Exhibits: A-1--Amended and Restated Promissory Note, A-2--Amended and Restated Promissory Note, B-1--Borrower's Business Locations, B-2--Other Business Locations, C-1--Borrower's Corporate Names, C-2--Other Corporate Names, D--Litigation, E--Form of Compliance Certificate, F--Berkshire Lenders, G--Other Liens, H--Indebtedness.
 +10.13-- First  Amendment to Loan and Security  Agreement dated January 4, 1995 among NationsBank, The Profit Recovery Group, Inc., PRG International, Inc., the Partnership and the Foreign Companies.
 +10.14-- Loan and Security  Agreement  dated March 24, 1994 among  NationsBank,
          The Profit Recovery Group, Inc., PRG International, Inc., the Partnership and the Foreign Companies. The following is a list of omitted schedules and exhibits which the Registrant agrees to furnish supplementally to the Commission upon request; Exhibits:
          A-1--Promissory Note, A-2--Promissory Note, B-1--Borrower's Business Locations, B-2--Other Business Locations, C-1--Borrower's Corporate Names, C-2--Other Corporate Names, D--Litigation, E--Form of Compliance Certificate, F--Collateral Assignment of Policy, G--Other Liens, H--Indebtedness.
 +10.15-- Sublease  dated October 29, 1993,  between The Profit  Recovery  Group
          International I, Inc. and International Business Machines Corporation. +10.16-- Lease dated January 19, 1996 between the Partnership and "J" Street
          Development Inc.
 +10.17-- Agreement  dated  January 19, 1996  between  the  Partnership  and May
          Construction  Company,  Inc.  The  following  is  a  list  of  omitted schedules and exhibits which Registrant agrees to furnish supplementally to the Commission upon request: Exhibit A--General Conditions of the Contract for Construction.
 +10.18-- Second Amendment to Amended and Restated Loan and Security Agreement dated February 8, 1996 among NationsBank, the Partnership, The Profit Recovery Group International I, Inc., PRG International Holding Co. and the Foreign Companies.
 +10.19-- First Sublease  Amendment dated February 12, 1996 among  International
          Business Machines Corporation, the Partnership and The Profit Recovery Group International I, Inc.
 +10.20-- Promissory Note dated February 8, 1996, in the amount of $1,600,000 by the Partnership to CT Investments,  L.L.C.
**10.21-- Loan and Security Agreement by and among NationsBank,  N.A. (South) as
          Lender, and The Profit Recovery Group International, Inc. as Borrower, and Certain Affiliates of Borrower, as Guarantors, dated September 27, 1996.

  ***10.22-- First Amendment dated March 7, 1997 to Employment Agreement between the Registrant and John M. Cook.
 ****10.23-- The  Profit  Recovery  Group  International,  Inc.  Employee  Stock
             Purchase Plan.
*****10.24-- Contract for the Mandate of the President of the Directorate, dated
             October 7, 1997, between Alma Intervention and Marc Eisenberg. *****10.25-- Consulting Agreement, dated October 7, 1997, between the Registrant and Lieb Finance S.A.
*****10.26-- Second Amendment to Employment Agreement, dated September 17, 1997, between The Profit Recovery Group International I, Inc. and John M. Cook.
*****10.27-- Employment  Agreement,  dated October 17, 1997,  between The Profit
             Recovery Group International I, Inc. and Michael A. Lustig. *****10.28-- Compensation Agreement, dated October 17, 1997, between The Profit
             Recovery Group International I, Inc. and Michael A. Lustig. *****10.29-- First Amendment to Loan and Security Agreement, dated October 3,
             1997, between NationsBank, N.A. and the Registrant and its subsidiaries.
 ++++10.30-- Lease Agreement dated January 30, 1998 between Wildwood  Associates and The Profit Recovery Group International I, Inc.
   ++10.31-- Services Agreement dated April 7, 1993 between Registrant and Kmart
             Corporation as amended by Addendum dated January 28, 1997. ++++10.32-- Employment Agreement dated August 26, 1996 between Registrant and
             Tony G. Mills; Compensation Agreement dated August 26, 1996 between Registrant and Mr. Mills; and description of 1998 compensation arrangement between Registrant and Mr. Mills.
 ++++10.33-- Employment  Agreement dated August 23, 1996 between  Registrant and
             David A. Brookmire; Compensation Agreement dated August 23, 1996 between Registrant and Mr. Brookmire; and description of 1998 compensation arrangement between Registrant and Mr. Brookmire.
 ++++10.34-- Description   of   1998-2002   compensation   arrangement   between
             Registrant and John M. Cook.
 ++++10.35-- Description of 1998 compensation arrangement between Registrant and
             John M. Toma.
 ++++10.36-- Description of 1998 compensation arrangement between Registrant and
             Michael A. Lustig.
 ++++10.37-- Description of 1998 compensation arrangement between Registrant and
             Donald E. Ellis, Jr.
  +++10.38-- Employment  Agreement  between  Registrant  and  Robert G.  Kramer;
             Compensation Agreement between Registrant and Mr. Kramer; and description of 1998 compensation arrangement between Registrant and Mr. Kramer.
  +++10.39-- Employment Agreement between Registrant and Clinton McKellar,  Jr.;
             Compensation Arrangement between Registrant and Mr. McKellar; and description of 1998 compensation arrangement between Registrant and Mr. McKellar.
  ++++21.1-- Subsidiaries  of the  Registrant.
  ++++23.1-- Consent of KPMG Peat Marwick LLP.
  ++++23.2-- Consent of ERNST & YOUNG Entrepreneurs.
  ++++27.1-- Financial Data Schedule (for SEC use only).

-----------------------

           + Incorporated by reference to Exhibit of same number of the Registrant's Registration Statement on Form S-1 (Registration No. 333-1086).
           * Confidential treatment pursuant to 17 CFR ss.ss. 200.80 and 230.406 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
         +++ Filed herewith.
          ++ Confidential treatment pursuant to 17 CFR ss.ss. 200.80 and 240.24b-2 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
          ** Incorporated by reference to Exhibit 10.1 of Registrant's Form 10-Q for the quarterly period ended September 30, 1996.
         *** Incorporated by reference to Exhibit of same number of the Registrant's Form 10-K for the year ended December 31, 1996.

        **** Incorporated by reference to Exhibit "A" to Registrant's proxy statement dated April 15, 1997, which was issued in connection with Registrant's 1997 Annual Meeting of Shareholders.
       ***** Incorporated  by  reference to Exhibits  10.1-10.6 of  Registrant's
             Form 10-Q for the quarterly period ended September 30, 1997.
        ++++ Previously filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE PROFIT RECOVERY GROUP
                                             INTERNATIONAL, INC.

March 13, 1998                          By: /s/ JOHN M. COOK
                                                 ----------------
                                                 John M. Cook
                                                 Chairman of the Board
                                                 and Chief Executive Officer