Form 10-K/A
period 1997-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-05-15
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 3
  (MARK ONE)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
     The Registrant is hereby filing Amendment No. 3 to Form 10-K for the fiscal year ended December 31, 1997 for the purpose of amending certain information in Items 10 through 13 of Part III.

546835.1

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


546835.1

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

     Marc S. Eisenberg has served as President of the Directorate of Alma Intervention SA, a wholly-owned subsidiary of the Company in Levallois-Perret, France ("Alma"), since its founding in 1986, and a Director of the Company since October 15, 1997.

     Jonathan Golden has served as a Director of the Company since its founding in 1990 and provides consulting services to the Company through Jonathan Golden, P.C., a wholly owned professional corporation ("JGPC"). Mr. Golden also serves through JGPC as a partner in the Atlanta, Georgia law firm of Arnall, Golden & Gregory, LLP which provides legal services to the Company. Mr. Golden also serves as a director for SYSCO Corporation ("SYSCO"), a distributor of food and related products.

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

     John M. Toma was elected Vice Chairman of the Company in January 1997. Prior to that, he was Executive Vice President -- Administration of the Company and had served in such capacity since 1992. Mr. Toma has served as a Director of the Company since its founding in November 1990 and as Senior Vice President -- Administration of the Company from 1990 to 1992. Prior to forming the Company, Mr. Toma served as Senior Vice President --

546835.1

Administration of Roy Greene Associates from 1989 to 1990. Prior to joining Roy Greene Associates, Mr. Toma served as Operating Vice President of Caldor Stores, Inc., a division of May.

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

                                                                                                     YEAR FIRST
                                                                                                     ELECTED TO
        NAME                 AGE                     OFFICE WITH REGISTRANT                        PRESENT OFFICE
        ----                 ---                     ----------------------                        --------------
John M. Cook..............   55         Chairman of the Board, Chief Executive Officer                  1990
                                        and Director

John M. Toma..............   52         Vice Chairman and Director                                      1997

Michael A. Lustig.........   43         President and Director                                          1998

Robert G. Kramer..........   54         Executive Vice President and Chief Information Officer          1997

Donald E. Ellis, Jr. .....   46         Senior Vice President, Chief Financial Officer and              1995
                                        Treasurer

Clinton McKellar, Jr. ....   51         Senior Vice President, General Counsel and Secretary            1997

Tony G. Mills.............   41         Senior Vice President-- Corporate Development                   1997

David A. Brookmire........   45         Senior Vice President-- Human Resources                         1995

The employment histories of those executive officers who are not also directors are set forth below:

     Robert G. Kramer joined the Company in October 1997 as Executive Vice President and Chief Information Officer. Prior to joining the Company, Mr. Kramer had worked for Home Shopping Network, Inc. since 1996 as Executive Vice President and Chief Information Officer. From 1994 to 1996, Mr. Kramer served as Executive Vice President and Chief Information Officer with Hanover Direct, Inc., a direct specialty retailer. From 1987 to 1994, Mr. Kramer served as Vice President Information Services for New Hampton, Inc., a catalog direct marketer.

     Donald E. Ellis, Jr. joined the Company in 1995 as Senior Vice President, Chief Financial Officer and Treasurer. From 1993 to 1995, Mr. Ellis served as Vice President -- Finance, Treasurer and Chief Financial Officer of Information America, Inc., a provider of on-line computer information services, and from 1991 to 1993, he was an independent financial consultant. From 1987 to 1991, Mr. Ellis served in various positions with KnowledgeWare, Inc., a supplier of application software, most recently as Senior Vice President, Chief Financial Officer, Secretary and Treasurer. Mr. Ellis is a certified public accountant.

     Clinton McKellar, Jr. joined the Company in June 1997 as Senior Vice President, General Counsel and Secretary. Prior to joining the Company, from 1989 to May 1997, Mr. McKellar served as Vice President, General Counsel and Secretary of Engraph, Inc., a manufacturer of consumer product packaging.

     Tony G. Mills was elected Senior Vice President -- Corporate Development in June 1997. Prior to that, he was Senior Vice President -- Legal Affairs, General Counsel and Secretary and had served in that capacity since joining the Company in October 1995. For 11 years prior to joining the Company, Mr. Mills was a shareholder in the Atlanta, Georgia law firm of Silfen, Segal, Fryer & Shuster, P.C. ("SSFS") and provided legal services to the Company through that firm since 1990. Mr. Mills remained as Of Counsel to SSFS through January 1996.

546835.1

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

     Based  solely on its review of copies of forms  received  by it pursuant to
Section 16(a) of the Securities Exchange Act of 1934, as amended, or written representations from certain reporting persons, the Company believes that with respect to 1997, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with, except that Mr. Eisenberg filed a late Form 3 and Mr. Kramer filed one late Form 4 to report one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer and the other four most highly paid executive officers of the Company in 1997 (the "Named Executive Officers"). The information presented is for the years ended December 31, 1997, 1996 and 1995.

                                            SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                     COMPENSATION
                                                                                     ------------
                                               Annual Compensation(1)                  SECURITIES
                                        ------------------------------------------     UNDERLYING
                                                                     Other Annual       OPTIONS           All Other
    Name and Position          Year      Salary(2)        Bonus    Compensation(3)   (# OF SHARES)    Compensation(1)(4)
    -----------------          ----      ---------        -----    ---------------   -------------    ------------------
John M. Cook..............     1997     $  350,012     $  350,000    $         --        86,663        $   18,402
 Chairman of the Board         1996        356,731        262,500              --       223,530            15,475
 and Chief Executive Office    1995        695,000             --              --            --           115,000

John M. Toma..............     1997        305,994        114,750              --            --            57,180
 Vice Chairman                 1996        307,609        122,400              --       100,000            67,050
                               1995        374,000             --              --            --             4,000

Michael A. Lustig.........     1997        264,596         90,100              --       135,000            20,000
President(5)                   1996        211,269         67,302              --        51,500            20,000

Donald E. Ellis, Jr.......     1997        172,115         64,922              --            --            26,446
 Senior Vice President,        1996        160,000         56,000              --        10,000            26,446
 Chief Financial Officer and   1995        131,000         13,000          22,000       120,000            26,000
 Treasurer (6)

Tony G. Mills.............     1997        156,461         56,281              --            --             1,784
 Senior Vice President -       1996        150,000         57,000              --        60,000             3,003
 Corporate Development (6)     1995         36,346             --              --        20,000               523

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

546835.1

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

                           STOCK OPTION GRANTS IN LAST FISCAL YEAR


                                                                                Potential Realizable Value at
                       Number of     Percent of                                    Assumed Annual Rates of
                      Securities    Total Options   Exercise                    Stock Price Appreciation for
                      Underlying     Granted to     or Base                             Option Term
                        Options       Employees       Price       Expiration    -----------------------------
      Name              Granted        in 1997       ($/Sh)          Date            5%              10%
------------------   ------------  --------------  -----------   -----------    -----------     -------------
John M. Cook.......    86,663(1)        8.7%         $17.75       12/31/07       $967,409        $2,451,603

Michael A. Lustig..    60,000(1)        6.0           14.75       01/03/07        556,572         1,410,462

                       75,000(2)        7.5           17.75       12/31/07        837,216         2,121,670

----------
(1) Options are non-qualified options granted under the 1996 Plan. All options have ten-year terms and vest as follows: 20% becomes exercisable on the anniversary of grant and an additional 20% becomes exercisable on each grant date anniversary thereafter; provided, however, that Mr. Cook's options will vest automatically upon the occurrence of certain events. See "-- Employment Agreements."

(2) Options are non-qualified options granted under the 1996 Plan. All options have ten-year terms and vest as follows: 25% becomes exercisable on the anniversary of grant and an additional 25% becomes exercisable on each grant date anniversary thereafter.


546835.1

OPTION EXERCISES AND YEAR-END VALUE TABLE

     None of the Named Executive Officers held or exercised SARs during 1997. The following table sets forth certain information regarding options exercised during the year ended December 31, 1997, and unexercised options held at year-end, by each of the Named Executive Officers.

                       OPTION VALUES AT DECEMBER 31, 1997



                                                            Number of Securities
                                 Shares                    Underlying Unexercised           Value of Unexercised
                                Acquired                         Options at              In-the-Money Options at Fiscal
                                  on         Value         Fiscal Year-End (#)                 Year-End($)(1)
                               Exercise     Realized    -----------------------------   -------------------------------
      Name                        (#)         ($)       Exercisable    Unexercisable      Exercisable     Unexercisable
------------------------       ----------  ----------   -------------  --------------   ---------------   -------------
John M. Cook............           --      $      --         44,706         265,487          $228,236         $912,942
John M. Toma............           --             --         20,000          80,000           135,000          540,000
Michael A. Lustig.......           --             --         15,100         171,400            93,600          320,400
Donald E. Ellis, Jr. ...       24,000        280,800          2,000          80,000            13,500          950,400
Tony G. Mills...........           --             --         20,000          60,000           180,600          473,400

----------

(1) Calculated based on a fair market value of $17.75 per share of Common Stock at December 31, 1997, less the applicable exercise prices.

EMPLOYMENT AGREEMENTS

     The Company has entered into an employment agreement, as amended, with John
M. Cook that  currently  expires  December 31, 2002.  The  employment  agreement provides for automatic one-year renewals upon the expiration of each year of employment (such that it always has a five-year term), subject to prior notice of non-renewal by the Board of Directors. Pursuant to Mr. Cook's employment agreement, for 1998 through 2002, Mr. Cook will receive an annual base salary of $350,000 and an annual bonus of up to 150% of his base salary based upon the Company's performance for the respective year. For 1998, the Compensation Committee determined that Mr. Cook also is eligible to receive options with respect to up to a maximum of 150,000 shares of Common Stock if 1998 earnings per share are 150% or more of 1997 earnings per share. Should 1998 earnings per share be at least 125% of 1997 earnings per share, Mr. Cook will be entitled to receive options to purchase an additional 75,000 shares of Common Stock, and a prorated additional amount if 1998 earnings per share are between 126% and 149% of 1997 earnings per share. Any options so granted to Mr. Cook shall be granted at fair market value as of the end of 1998 and will vest over a five-year period at 20% per year. If Mr. Cook is terminated other than for cause or if Mr. Cook resigns for "Good Reason," he is eligible to receive a severance payment up to a maximum amount not to be deemed an "excess parachute payment" under the Code, and all outstanding options immediately become vested. "Good Reason" means any of the following occurring without the employee's consent: (i) the assignment of duties or a position or title inconsistent with or lower than the duties, position or title provided in the employee's Employment Agreement; (ii) a requirement that employee perform a substantial portion of his duties outside Atlanta, Georgia; (iii) a reduction of employee's compensation unless the Board or an appropriate committee of the Board has authorized a general compensation decrease for all executive officers of the Company; (iv) a merger, consolidation or reorganization of the Company or any other transaction resulting in Mr. Cook (together with his immediate family or trusts or limited partnerships established for the benefit of Mr. Cook and/or such persons) owning in the aggregate less than 20% of the voting control of the Company; or (v) a sale or agreement to sell or a grant of an option to purchase all or substantially all of the assets of the Company. Mr. Cook also is entitled to receive certain supplemental insurance coverage and other personal benefits under his employment agreement. Mr. Cook has agreed not to compete with the Company or to solicit any of the Company's clients or employees for a

546835.1
period of 18 months following termination of employment.

     The Company also has entered into employment agreements with John M. Toma, Michael A. Lustig, Donald E. Ellis, Jr. and Tony G. Mills, each of which will expire December 31, 1998 and provides for automatic one-year renewals upon the expiration of each year of employment, subject to prior notice of nonrenewal by the Board of Directors. Messrs. Toma, Lustig, Ellis and Mills have agreed not to compete with the Company nor to solicit any clients or employees of the Company for a period of 18 months following termination of their respective employments.

     Pursuant to Mr. Toma's employment agreement, for 1998, he will continue to receive a base salary of $306,000, and the Compensation Committee increased Mr. Toma's maximum potential bonus from 50% of his base salary to 60% of his base salary based upon the Company's performance for 1998. On January 27, 1998, the Compensation Committee granted Mr. Toma options to purchase 25,000 shares of Common Stock at a purchase price of $15.75 per share, vesting over a five-year period at 20% per year. For 1998, the Compensation Committee has determined that Mr. Toma also is eligible to receive additional options with respect to up to a maximum of 75,000 shares of Common Stock if 1998 earnings per share are 150% or more of 1997 earnings per share. Should 1998 earnings per share be at least 125% of 1997 earnings per share, Mr. Toma will be entitled to receive options to purchase an additional 25,000 shares of Common Stock, and a prorated additional amount if 1998 earnings per share are between 126% and 149% of 1997 earnings per share. Any options so granted to Mr. Toma shall be granted at fair market value as of the end of 1998 and will vest over a five-year period at 20% per year. In addition, the Company has agreed to make annual contributions in the amount of $55,000 per year to a deferred compensation program for Mr. Toma, which amounts will vest 50% immediately and the remainder over a ten-year period. Mr. Toma will be entitled to receive his deferred compensation upon termination of his employment for any reason, other than for cause, including death or disability. The Company also has agreed to provide Mr. Toma with certain other personal benefits. Upon termination, other than for cause or by voluntary resignation, Mr. Toma will receive severance payments equal to one year's base salary and other personal benefits. Mr. Toma also will receive severance payments equal to one year's base salary if he resigns for "Good Reason" (as such term is similarly defined in Mr. Cook's employment agreement).

     In January 1998, Mr. Lustig was elected as President of the Company and was elected to the Board of Directors of the Company. For 1998, the Compensation Committee increased Mr. Lustig's annual base salary to $300,000 and increased his maximum potential bonus from 50% to 75% of his base salary based upon the Company's performance for 1998. The Compensation Committee has determined that Mr. Lustig also is eligible to receive additional options up to a maximum of 125,000 shares of Common Stock if 1998 earnings per share are 150% or more of 1997 earnings per share. Should 1998 earnings per share be at least 125% of 1997 earnings per share, Mr. Lustig will be entitled to receive options to purchase an additional 37,500 shares of Common Stock, and a prorated additional amount if 1998 earnings per share are between 126% and 149% of 1997 earnings per share. Any options so granted to Mr. Lustig shall be granted at fair market value as of the end of 1998, and will vest over a four-year period at 25% per year. Beginning in 1998, Mr. Lustig has elected to reduce his annual base salary by $40,000 and to contribute such amount to a deferred compensation program for his benefit, which amount vests immediately. In addition, the Company has agreed to make annual matching contributions in the amount of $40,000 per year to such deferred compensation program, which amounts will vest over a ten-year period.
Mr. Lustig will be entitled to receive his deferred compensation upon termination of his employment for any reason, other than for cause, including death or disability. The Company also has agreed to provide Mr. Lustig with certain other personal benefits. Upon termination, other than for cause or by voluntary resignation, Mr. Lustig will receive severance payments equal to six months' base salary.

     Pursuant to Mr. Ellis' employment agreement, for 1998, he will continue to receive an annual base salary of $175,000 and a bonus of up to 50% of his base salary based in part upon the Company's performance for 1998. On January 27, 1998, the Compensation Committee granted Mr. Ellis options to purchase 15,000 shares of Common Stock at a purchase price of $15.75 per share, vesting over a five-year period at 20% per year. Mr. Ellis elected to reduce his annual bonus by up to $25,000 and to contribute such amount to a deferred compensation program for his benefit, which amount vests immediately. In addition, the Company has agreed to make annual matching

546835.1
contributions in the amount of $25,000 per year to such deferred compensation program, which amounts will vest over a ten-year period. Mr. Ellis will be entitled to receive his deferred compensation upon termination of his employment for any reason, other than for cause, including death or disability. The Company also has agreed to provide Mr. Ellis with certain other personal benefits. Upon termination, other than for cause or by voluntary resignation, Mr. Ellis will receive severance payments equal to one year's base salary. Mr. Ellis also will receive severance payments equal to one year's base salary if he resigns for "Good Reason" (as such term is similarly defined in Mr. Cook's employment agreement).

     For 1998, the Compensation Committee increased Mr. Mills' annual base salary to $170,000 (effective March 1, 1998). Pursuant to Mr. Mills' employment agreement, for 1998, he will receive a bonus of up to 50% of his base salary based in part upon the Company's performance for 1998. On January 27, 1998, the Compensation Committee granted Mr. Mills options to purchase 15,000 shares of Common Stock at a purchase price of $15.75 per share, vesting over a five-year period at 20% per year. Beginning in March 1998, the Compensation Committee has determined that the Company will make annual contributions in the amount of $10,000 per year to a deferred compensation program for Mr. Mills, which amounts will vest over a ten-year period. Mr. Mills will be entitled to receive his deferred compensation upon termination of his employment for any reason, other than for cause, including death or disability. The Company also has agreed to provide Mr. Mills with certain other personal benefits. Upon termination, other than for cause or by voluntary resignation, Mr. Mills will receive severance payments equal to nine months' base salary and certain other personal benefits.

1996 STOCK OPTION PLAN

     In January 1996, the Company, with the approval of its shareholders, adopted its 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan provides for the grant of options to acquire a maximum of 3,500,000 shares of Common Stock, subject to certain adjustments. As of April 15, 1998, options for 2,512,393 shares were outstanding (after adjustment for forfeitures) and options for 144,700 shares had been exercised. Options may be granted under the 1996 Plan to key employees, officers or directors of and consultants and advisors to, the Company and its subsidiaries. The Company estimates that, as of April 15, 1998, approximately 700 employees (including officers) and five non-officer directors of the Company were eligible to participate in 1996 Plan. Unless sooner terminated by the Board, the 1996 Plan terminates in January 2006.

EMPLOYEE STOCK PURCHASE PLAN

     In May 1997, the Company's shareholders approved the adoption of The Profit Recovery Group International, Inc. Employee Stock Purchase Plan (the "Stock Purchase Plan"). The Stock Purchase Plan is intended to be an "employee stock purchase plan" as defined in Code Section 423. Under the Stock Purchase Plan, eligible employees may authorize payroll deductions at the end of a semi-annual purchase period of from one to ten percent of their compensation (as defined in the Stock Purchase Plan), with a minimum deduction of ten dollars per payday and a maximum aggregate deduction of $10,625 during each semi-annual purchase period, to purchase Common Stock at a price of 85% of the fair market value thereof as of the first Trading Day (as defined in the Stock Purchase Plan) of the offering period. The aggregate number of shares of Common Stock which may be purchased by all participants under the Stock Purchase Plan may not exceed 750,000, subject to certain adjustments. The Company estimates that, as of April 15, 1998, approximately 880 employees of the Company and its subsidiaries are eligible to participate in the Stock Purchase Plan. The Stock Purchase Plan will terminate at the option of the Company's Compensation Committee or, if earlier, at the time purchase rights have been exercised for all shares of Common Stock reserved for purchase under the Stock Purchase Plan.

THE COMPANY'S 401(K) PLAN

     The Company assumed, effective immediately prior to completion of its initial public offering, the 401(k) plan sponsored by a predecessor of the Company. This plan (the "401(k) Plan") is a tax-qualified retirement plan designed to meet the requirements of Sections 401(a) and 401(k) of the Code. Under the 401(k) Plan, participants may elect to make pre-tax saving deferrals of from 1% to 15% of their compensation each year, subject to annual

546835.1
limits on such deferrals (e.g., $10,000 in 1998) imposed by the Code. The Company may also in its discretion, on an annual basis, make a matching contribution with respect to a participant's elective deferrals and/or may make additional Company contributions. The only form of benefit payment under the 401(k) Plan is a single lump-sum payment equal to the balance in the participant's account. Under the 401(k) Plan, the vested portion of a participant's accrued benefit is payable upon such employee's termination of employment, attainment of age 59 1/2 (with respect to 100% vested accounts only), retirement, total and permanent disability or death.


DIRECTOR COMPENSATION

     The Company compensates its non-employee directors $20,000 per year for their service on the Board and any committee thereof. Non-employee directors will be reimbursed for all out-of-pocket expenses, if any, incurred in attending Board and committee meetings. The Board of Directors has approved an automatic annual grant under the Company's 1996 Plan to Directors not employed by the Company of options to purchase from 2,500 to 7,500 shares of Common Stock. Beginning in 1998, grants will be made as of December 31 of each year; provided, however, that no grants will be made in any year unless the Company's earnings per share for such year shall have increased by at least 25% over the previous year. A 25% increase in earnings per share will result in a grant of options to purchase 2,500 shares of Common Stock while each additional one percent increase in earnings per share will result in a grant of options to purchase an additional 200 shares of Common Stock, up to a maximum annual grant of options to purchase 7,500 shares of Common Stock. The per share option exercise price will be the closing price of the Company's Common Stock on The Nasdaq Stock
Market on December 31 of the year of grant, or if no sale of the Common Stock was made on that date, on the next preceding date on which there was such a sale. Options will vest in 20% increments over a period of five years.

     Jonathan Golden, a director of the Company, provides consulting services to the Company through JGPC. Mr. Golden is the sole shareholder of JGPC. During 1997 the Company paid JGPC aggregate consulting fees of approximately $70,000. The Company currently pays JGPC a consulting fee of $5,800 per month. The consulting agreement may be terminated by either party for any reason upon not less than 30 days prior notice. In addition, the Company has paid the law firm of Arnall, Golden & Gregory, LLP, of which JGPC serves as a partner, compensation for legal services rendered since 1991 and expects to continue utilizing this firm's services in the future. The Company also has paid the expenses of preparing certain annual income tax returns for Mr. Golden. The amount paid by the Company in 1997 for these income tax services was approximately $10,000.

     Stanley B. Cohen, a director of the Company, provides financial and investment advisory services to the Company and certain of its executive officers through ASL and provides financial advisory services to the Company through SBC. Mr. Cohen is the Chairman, President, Chief Executive Officer and sole shareholder of ASL and SBC. During 1997, the Company paid SBC aggregate consulting fees of approximately $70,000. The Company paid ASL consulting fees of approximately $25,000 in 1997 for providing financial advisory services to the Company and to certain of the Company's executive officers and expects to continue utilizing the services of ASL and SBC in the future. The Company currently pays SBC a consulting fee of $5,800 per month. The consulting agreement may be terminated by either party for any reason upon not less than 30 days prior notice. The Company also has paid the expenses of preparing certain annual income tax returns for Mr. Cohen. The amount paid by the Company in 1997 for these income tax services was approximately $7,900.

     The Company has also entered into a consulting agreement with Lieb Finance S.A., a Luxembourg company of which Marc S. Eisenberg is the sole owner and employee, to assist on strategic and long-term planning matters for the Company and its affiliates in certain portions of Europe. The term of the consulting agreement is for five years ending October 7, 2002. Under the consulting agreement, Lieb Finance S. A. will receive an annual consulting fee of 325,000 French francs (the approximate equivalent of $54,000 as of April 30, 1998).

     Pursuant to the Registration Rights Agreement dated April 29, 1995 between predecessors of the Company, Third Berkshire Fund III, A Limited Partnership, Prudential Securities Incorporated, Mr.Greimann and certain other affiliates of

546835.1

Third Berkshire Associates, the general partner of Third Berkshire Fund III, A Limited Partnership, the Company is obligated to pay certain expenses incurred by Mr. Greimann in connection with the exercise of rights under the Registration Rights Agreement. See "Security Ownership of Certain Beneficial Owners and Management."



546835.1

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 15, 1998 by: (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) the Named Executive Officers; (iii) each director of the Company; and (iv) all of the Company's executive officers and directors as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to all the shares of Common Stock indicated.

                                                        Beneficial Ownership
                                                          As of 4/15/98(1)
              Beneficial Owner                       Shares         Percentage
              ----------------                       ------         ----------

John M. Cook(2)(3)..........................       4,029,398            18.5%
Cook Family Limited Partnership(2)..........       1,232,684             5.7
John M. Toma(2)(4)..........................         590,346             2.7
Donald E. Ellis, Jr.(5).....................          28,000               *
Michael A. Lustig(6)........................          28,130               *
Marc S. Eisenberg(7)........................               0               *
Tony G. Mills(8)............................       1,798,007             8.3
Stanley B. Cohen(2)(9)......................         650,000             3.0
Jonathan Golden(2)(10)......................         882,928             4.1
Fred W. I. Lachotzki(11)....................          14,000               *
E. James Lowrey(11).........................           6,500               *
Berkshire Fund III(12)......................       1,164,396             5.4
Bradley M. Bloom(12)(13)(15)................       1,225,471             5.6
Jane Brock-Wilson(12)(13)(15)...............       1,225,471             5.6
Kevin T. Callaghan(12)(13)(15)..............       1,225,471             5.6
J. Christopher Clifford(12)(13)(14)(15).....       1,225,471             5.6
Russell L. Epker(12)(13)(15)................       1,225,471             5.6
Carl Ferenbach(12)(13)(15)..................       1,225,471             5.6
Garth H. Greimann(12)(13)(15)...............       1,225,471             5.6
Richard K. Lubin(12)(13)(15)................       1,225,471             5.6
All executive officers and directors
as a group (14 Persons)(16).................       9,238,297            42.1

----------

*Less than one percent.

(1) Applicable percentage of ownership at April 15, 1998 is based upon 21,715,461 shares of Common Stock outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares shown as beneficially owned. Shares of Common Stock subject to options currently exercisable or exercisable within sixty (60) days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership of any other persons.
(2) The business address for the named individual or entity is 2300 Windy Ridge Parkway, Suite 100 North, Atlanta, Georgia 30339-8426.

546835.1

(3) Does not include shares held for the benefit of John M. Cook or M. Lucy Cook for which Tony G. Mills is the trustee and has the sole investment and voting power with respect to such shares. Includes 1,232,684 shares held by the Cook Family Limited Partnership, for which Mr. Cook serves as the general partner and 67,867 shares held by M. Lucy Cook, his spouse. Also includes 134,000 shares owned by Cook Family Foundation, Inc., of which Mr. Cook, his spouse and members of his immediate family are the directors and 74,706 shares subject to options which either are currently exercisable or will become exercisable within sixty (60) days of the date of this Annual Report.
(4) Includes 38,233 shares held for the benefit of Mr. Toma for which Tony G. Mills and Dorothy Toma, Mr. Toma's spouse, serve as co-trustees and share investment and voting power with respect to such shares. Includes 218,870 shares held by the Toma Family Limited Partnership, for which Mr. Toma serves as the general partner. Also includes 50,000 shares held by Dorothy Toma, 3,901 shares held by the Mary Caitlin Cook Trust, of which Mr. Toma is the trustee, and 40,000 shares subject to options which either are exercisable or will become exercisable within sixty (60) days of the date of this Annual Report.
(5) Represents 28,000 shares subject to options which are either currently exercisable or will become exercisable within sixty (60) days of the date of this Annual Report.
(6) Includes 27,100 shares subject to options which are either currently exercisable or will become exercisable within sixty (60) days of the date of this Annual Report.
(7) Excludes 421,138 shares in which Mr. Eisenberg has a pecuniary interest, but as to which Mr. Eisenberg disclaims beneficial ownership. Such shares are held pursuant to commercial relationship with the record owner. Mr. Eisenberg has informed the Company that he neither has nor shares the voting or investment power with respect to such shares and that he does not have the right either to acquire such voting or investment power within sixty (60) days or to terminate the commercial relationship with the record holder within sixty (60) days.
(8) Includes shares held by trusts containing 1,697,774 shares for the benefit of John M. Cook and M. Lucy Cook of which Mr. Mills is the sole trustee and by trusts containing 78,233 shares for the benefit of Mr. Toma and certain members of his immediate family of which Mr. Mills is a co-trustee. Also includes 22,000 shares subject to options which are either currently exercisable or will become exercisable within sixty (60) days of the date of this Annual Report.
(9)  Includes 188,472 shares held for the benefit of Mr. Cohen for which Shirley
     L. Cohen, Mr. Cohen's spouse, is the trustee and has sole voting and investment power.
(10) Includes 143,408 shares held for the benefit of Mr. Golden for which Roberta P. Golden, Mr. Golden's spouse, is the trustee and has sole voting and investment power.
(11) Includes 4,000 shares subject to options which are either currently exercisable or will become exercisable within sixty (60) days of the date of this Annual Report.
(12) The business address for the named individual or entity is Suite 3300, One Boston Place, Boston, Massachusetts 02108-4401.
(13) Includes 1,164,396 shares held by Berkshire Fund III, for which the general partner is Third Berkshire Associates. Ms. Brock-Wilson and Messrs. Bloom, Callaghan, Clifford, Epker, Ferenbach, Greimann and Lubin serve as general partners of Third Berkshire Associates ("Berkshire Partners"). The Berkshire Partners each disclaim beneficial ownership of the shares owned by Berkshire Fund III, except to the extent of their respective pecuniary interests therein.
(14) Includes 8,764 shares held by Richard K. Lubin Daughters' Trust dated 8/18/91 fbo Emily and Richard K. Lubin Daughters' Trust dated 8/18/91 fbo Kate (collectively, "Lubin Trusts"), for which Mr. Clifford serves as trustee and shares voting and investment power.
(15) Includes shares held by each of the other Berkshire Partners as follows -- Ms. Brock-Wilson (4,815 shares) and Messrs. Bloom (8,762 shares), Callaghan (4,815 shares), Clifford (7,477 shares), Epker (7,477 shares), Ferenbach (8,762 shares), Greimann (7,661 shares) and Lubin (no shares); and shares held by the Lubin Trusts (8,764 shares), and three other affiliates of Third Berkshire Associates (2,542 shares), for which each of the Berkshire Partners holds shared voting power. Each of the Berkshire Partners disclaims beneficial ownership of these shares, except as to such shares held directly by such Berkshire Partner.
(16) Includes options to purchase 211,806 shares which are either currently exercisable or will become exercisable within sixty (60) days of the date of this Annual Report. Does not include 715,887 shares subject to outstanding options which options are not currently exercisable and will not become exercisable within sixty (60) days of the date of this Annual Report.

546835.1

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following members of Mr. Cook's immediate family are employed by the Company as field auditors or audit managers and received compensation in 1997 in the approximate amounts set forth beside their names: David H. Cook, brother -- $229,000 consisting of $175,000 salary and $54,000 bonus; Harriette L. Cook, sister-in-law - $90,000 salary; Pamela M. Cook, sister -- $145,000 consisting of $115,000 salary and $30,000 bonus; Patricia Sluiter, sister -- $158,000 in commissions; Allen R. Sluiter, brother-in-law -- $176,000 in commissions; and M. Christine Cook, daughter -- $77,000 in commissions.

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


                                           THE PROFIT RECOVERY GROUP
                                           INTERNATIONAL, INC.

May 15, 1998                               By: /s/ Donald E. Ellis, Jr.
                                               ----------------------------
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

546835.1