Form 10-Q
period 1998-03-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-05-15
CIK 1007330

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
       [X]                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                 THE SECURITIES EXCHANGE ACT OF 1934
                                            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                                                  OR
      [  ]                               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                                                 THE SECURITIES EXCHANGE ACT OF 1934
                                     FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-28000

                             ---------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                             ---------------------

                        GEORGIA                                                  58-2213805
    (State or other jurisdiction of incorporation or                (I.R.S. Employer Identification No.)
                      organization)

                            2300 WINDY RIDGE PARKWAY
                                SUITE 100 NORTH
                          ATLANTA, GEORGIA 30339-8426
                                 (770) 779-3900
 (ADDRESS AND TELEPHONE NUMBER, INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL
                               EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     The number of outstanding shares of the issuer's class of capital stock as of April 30, 1998, the latest practicable date, was as follows: 21,717,061 shares of Common Stock, no par value.
================================================================================

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
            Condensed Consolidated Statements of Earnings --
               Three months ended March 31, 1998 and March 31, 1997...       1
            Condensed Consolidated Balance Sheets --
               March 31, 1998 and December 31, 1997...................       2
            Condensed Consolidated Statements of Cash Flows --
               Three months ended March 31, 1998 and March 31, 1997...       3
            Notes to Condensed Consolidated Financial Statements......       4
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................       6
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.........................................      10
PART II.  Other Information...........................................      11
Signatures............................................................      12

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revenues....................................................  $33,144    $20,960
Cost of revenues............................................   17,956     11,529
Selling, general and administrative expenses................   13,029      8,196
                                                              -------    -------
  Operating income..........................................    2,159      1,235
Interest (expense) income, net..............................     (324)        63
                                                              -------    -------
  Earnings before income taxes..............................    1,835      1,298
Income taxes................................................      715        506
                                                              -------    -------
  Net earnings..............................................  $ 1,120    $   792
                                                              =======    =======
Earnings per share (Note B):
  Basic.....................................................  $  0.06    $  0.04
                                                              =======    =======
  Diluted...................................................  $  0.06    $  0.04
                                                              =======    =======
Weighted-average shares outstanding (Note B):
  Basic.....................................................   19,540     18,089
                                                              =======    =======
  Diluted...................................................   20,000     18,610
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                1998          1997
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................  $ 25,290      $ 19,386
  Receivables:
     Billed contract receivables............................    10,987        12,100
     Unbilled contract receivables..........................    47,392        41,771
     Employee advances......................................     2,292         2,299
                                                              --------      --------
          Total receivables.................................    60,671        56,170
                                                              --------      --------
  Prepaid expenses and other current assets.................     1,349         2,430
                                                              --------      --------
          Total current assets..............................    87,310        77,986
                                                              --------      --------
Property and equipment:
  Computer and other equipment..............................    12,877        10,658
  Furniture and fixtures....................................     2,214         2,111
  Leasehold improvements....................................     1,961         1,760
                                                              --------      --------
                                                                17,052        14,529
  Less accumulated depreciation and amortization............     6,897         5,760
                                                              --------      --------
                                                                10,155         8,769
                                                              --------      --------
Noncompete agreements, less accumulated amortization........     3,212         3,471
Deferred loan costs, less accumulated amortization..........        16            24
Goodwill, less accumulated amortization.....................    49,358        39,591
Deferred income taxes.......................................     3,083         3,585
Other assets................................................       478           459
                                                              --------      --------
                                                              $153,612      $133,885
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................  $    153      $     81
  Current installments of long-term debt....................       159         1,428
  Accounts payable and accrued expenses.....................     7,824         4,835
  Accrued payroll and related expenses......................    21,241        26,075
  Deferred income taxes.....................................     9,917         9,917
  Deferred revenue..........................................     1,070         1,087
                                                              --------      --------
          Total current liabilities.........................    40,364        43,423
Long-term debt, excluding current installments..............       846        24,365
Deferred compensation.......................................     2,714         2,563
Other long-term liabilities.................................       471           462
                                                              --------      --------
          Total liabilities.................................    44,395        70,813
                                                              --------      --------
Shareholders' equity (Note F):
  Preferred stock, no par value. Authorized 1,000,000
     shares; no shares issued or outstanding in 1998 and
     1997...................................................        --            --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding
     21,715,461 in 1998 and 19,193,676 in 1997..............        22            19
  Additional paid-in capital................................    93,990        48,195
  Cumulative translation adjustments........................    (1,922)       (1,149)
  Retained earnings.........................................    17,127        16,007
                                                              --------      --------
          Total shareholders' equity........................   109,217        63,072
                                                              --------      --------
                                                              $153,612      $133,885
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net earnings..............................................  $  1,120    $    792
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
     Depreciation and amortization..........................     1,889         977
     Deferred compensation expense..........................       151         151
     Deferred income taxes..................................       502          --
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................    (4,111)     (2,967)
       Refundable income taxes..............................        --       2,049
       Prepaid expenses and other current assets............     1,081        (456)
       Other assets.........................................       (40)        (72)
       Accounts payable and accrued expenses................     1,792        (105)
       Accrued payroll and related expenses.................    (4,834)     (1,282)
       Deferred revenue.....................................       (17)         --
       Other long-term liabilities..........................         9          --
                                                              --------    --------
          Net cash used in operating activities.............    (2,458)       (913)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (2,294)     (1,627)
  Acquisition of businesses (Note G)........................    (5,354)     (2,115)
                                                              --------    --------
          Net cash used in investing activities.............    (7,648)     (3,742)
                                                              --------    --------
Cash flows from financing activities:
  Net increase in note payable to bank......................        72          --
  Repayments of long-term debt..............................   (24,788)         --
  Net proceeds from common stock............................    40,726          16
                                                              --------    --------
          Net cash provided by financing activities.........    16,010          16
                                                              --------    --------
          Net change in cash and cash equivalents...........     5,904      (4,639)
Cash and cash equivalents at beginning of period............    19,386      16,891
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 25,290    $ 12,252
                                                              ========    ========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest...............  $    402    $     12
                                                              ========    ========
     Cash paid (refunds received), net during the period for
      income taxes..........................................  $   (653)   $   (974)
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first quarter of both 1998 and 1997, the Company
     purchased all of the outstanding stock of certain
     companies. In conjunction with the acquisitions, the
     Company assumed liabilities as follows:
       Fair value of assets acquired........................  $ 11,623    $  4,484
       Cash paid for the acquisitions.......................    (5,354)     (2,115)
       Fair value of shares issued for acquisitions.........    (6,119)     (2,003)
                                                              --------    --------
          Liabilities assumed...............................  $    150    $    366
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

NOTE B -- EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. The following table sets forth the computations of basic and diluted earnings per share for the three month periods ended March 31, 1998 and March 31, 1997 in accordance with the provisions of SFAS No. 128 (in thousands, except for earnings per share information):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Numerator for both basic earnings per share and diluted
  earnings per share -- net earnings........................  $ 1,120    $   792
                                                              =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding...........   19,540     18,089
  Effect of dilutive securities -- employee stock options...      460        521
                                                              -------    -------
  Denominator for diluted earnings per share................   20,000     18,610
                                                              =======    =======
Earnings per share -- basic.................................  $  0.06    $  0.04
                                                              =======    =======
Earnings per share -- diluted...............................  $  0.06    $  0.04
                                                              =======    =======

NOTE C -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 1998 and 1997, the Company's consolidated comprehensive income was $648,000 and $790,000, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Earnings, results from tax-effected foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

     Cash equivalents at March 31, 1998 and December 31, 1997 included $11.5 million and $2.5 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES agreement in effect on March 31, 1998 matured and was settled on April 1, 1998. In addition, cash equivalents at March 31, 1998 and December 31, 1997 also included $5.2 million and $4.7 million, respectively, of temporary investments held in a French bank by certain of the Company's French subsidiaries.

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

NOTE E -- INTERNAL USE COMPUTER SOFTWARE

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred. This pronouncement is effective for financial statements for fiscal years beginning after December 15, 1998 although earlier application is encouraged. The Company has chosen to early adopt this pronouncement effective January 1, 1998 since it provides definitive accounting guidance on a large-scale information systems development project initiated by the Company during the first quarter of 1998.

NOTE F -- FOLLOW-ON COMMON STOCK OFFERING

     On March 17, 1998, the Company sold 2,000,000 newly-issued shares of its common stock and certain selling shareholders sold an additional 2,400,000 existing shares in an underwritten follow-on offering. The offering was priced at $21.00 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998.

     In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 660,000 shares of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

NOTE G -- ACQUISITION

     On March 20, 1998, the Company acquired Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm based in Salt Lake City, Utah. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

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

     The earliest of the Company's predecessors was formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc., which were formed in 1971 and 1985, respectively. In January 1995, the Company purchased certain assets of Fial & Associates, Inc., a direct U.S. competitor. In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of technology products. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. In May 1997, the Company acquired all of the common stock of The Hale Group, a California-based company that also provides recovery audit services to healthcare entities. In October 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a Paris-based recovery audit firm specializing in identifying and recovering various types of French corporate tax overpayments. In November 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. In March 1998, the Company acquired the net operating assets of Ginger Quill, Inc., d/b/a Precision Data Link, an air freight recovery audit firm based in Utah. The Company intends to continue pursuing domestic and international strategic acquisitions, including direct competitors and complementary businesses.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of earnings as a percentage of revenues.

                                                              THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              -------------
                                                              1998    1997
                                                              -----   -----
  Revenues..................................................  100.0%  100.0%
  Cost of revenues..........................................   54.2    55.0
  Selling, general and administrative expenses..............   39.3    39.1
                                                              -----   -----
          Operating income..................................    6.5     5.9
  Interest (expense) income, net............................   (1.0)     .3
                                                              -----   -----
          Earnings before income taxes......................    5.5     6.2
  Income taxes..............................................    2.1     2.4
                                                              -----   -----
          Net earnings......................................    3.4%    3.8%
                                                              =====   =====

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retailing industry. Revenues increased 58.1% to $33.1 million for the first quarter of 1998, up from $21.0 million for the first quarter of 1997.

     Domestic revenues were $21.1 million in the first quarter of 1998, up 29.3% from $16.3 million in the first quarter of 1997. This 29.3% increase consisted of (i) 4.4% growth from existing clients served in both the 1998 and 1997 periods; (ii) 13.4% growth from the five domestic complementary recovery audit firms acquired during the last five fiscal quarters; and (iii) 11.5% growth from provision of services to new clients.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $12.0 million in the first quarter of 1998, up 159.5% from $4.7 million in the first quarter of 1997. Of this 159.5% increase, (i) 94.2% was contributed by operations of Alma, which was acquired in October 1997, and (ii) 65.3% resulted from existing operations, primarily from services provided to new clients. The Company continues to believe that the rate of growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses is excluded. There can be no assurance, however, that recent international growth trends will continue. See "Forward-looking Statements."

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which continues to be the source of the majority of the Company's revenues. The Company's recent acquisitions, including the October 1997 acquisition of Alma, are not expected to significantly affect this trend because these entities, in the aggregate, have historically experienced similar seasonality in revenues and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 54.2% of revenues for the first quarter of 1998, down from 55.0% in the comparable quarter of 1997.

     Domestically, cost of revenues as a percentage of revenues was 58.8% in the first quarter of 1998, up from 55.1% during the corresponding quarter of 1997. This percentage increase resulted from the hiring of additional divisional and regional managers, and intensified levels of domestic travel.

     Internationally, cost of revenues as a percentage of revenues decreased substantially to 46.1% during the first quarter of 1998, from 54.6% during the corresponding quarter of 1997. This improvement resulted primarily from significant gross margin increases during 1998 in the Company's more established international locations as well as the inclusion of Alma which operated at a cost of revenues percentage of 47.2% during the first quarter of 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased slightly to 39.3% of revenues during the first quarter of 1998, up from 39.1% in the first quarter of 1997.

     Domestic selling, general and administrative expenses as a percentage of revenues increased to 37.9% in the first quarter of 1998, up from 35.8% during the comparable quarter of 1997. This increase resulted from significant additional resource commitments in the Company's information technology functions, and period costs associated with intensified mergers and acquisition efforts.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete agreements. Amortization of these intangible assets totaled $848,000 in the first quarter of 1998 and $305,000 during the first quarter of 1997. Amortization of goodwill in connection with the Company's October 1997 acquisition of Alma represented the principal component of the increase in the first quarter of 1998.

     Internationally, selling, general and administrative expenses as a percentage of revenues decreased significantly to 41.7% of revenues during the first quarter of 1998, down from 50.8% in the corresponding quarter of 1997. This reduction was due in part to the operations of Alma during the first quarter of 1998 which were conducted at a selling, general and administrative expense percentage of 37.6%. Excluding Alma's revenues and selling, general and administrative expenses from the Company's international operations, international selling, general and administrative expenses as a percentage of revenues would have been 44.1%, or a 6.7% reduction from the first quarter of 1997. This improvement resulted primarily from various components of fixed costs being spread over a rapidly growing revenue base.

     Operating Income. Operating income increased 74.8% to $2.2 million in the first quarter of 1998, up from $1.2 million in the comparable 1997 quarter. As a percentage of total revenues, operating income increased to 6.5% of revenues in the first quarter of 1998, up from 5.9% in the first quarter of 1997. The components of this improvement have been discussed above.

     Interest (Expense) Income, Net. The Company incurred net interest expense of $324,000 during the first quarter of 1998, as compared to net interest income of $63,000 during the first quarter of 1997. Interest expense, net, for the first quarter of 1998 consisted of (i) interest expense of $454,000, comprised primarily of interest on $24.8 million of bank borrowings outstanding since October 1997 which were used to finance a portion of the Alma acquisition, net of (ii) $130,000 of interest income derived primarily from overnight investments. On March 20, 1998, the Company repaid the $24.8 million of bank borrowings, along with related accrued interest, with a portion of the proceeds from a follow-on public offering of its common stock.

     Earnings Before Income Taxes. Earnings before income taxes rose 41.4% in the quarter ended March 31, 1998 as compared to the first quarter of 1997. This improvement resulted from increased revenues and an improved operating margin during the 1998 quarter.

     Income Taxes. The provisions for income taxes for the first quarters of both 1998 and 1997 consist of federal, state and foreign income taxes at the Company's composite effective rate of 39.0%.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 19,540,000 during the first quarter of 1998, up from 18,089,000 during the first quarter of 1997. This increase related primarily to common shares issued in connection with acquisitions of various companies. Because the Company's public sale of 2,000,000 newly-issued common shares did not become effective until March 17, 1998, these shares did not significantly influence the weighted-average shares outstanding during the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During October 1997, the Company increased its credit facility with NationsBank, N.A. from $20.0 million to $30.0 million. The credit facility permits the Company to borrow up to $30.0 million on a term loan basis. Alternatively, the Company, at its option, may utilize up to $10.0 million as a revolving line of credit for working capital and utilize the remaining $20.0 million for mergers and acquisitions. Borrowings under the credit facility can be made through September 1999. On March 20, 1998, the Company repaid outstanding principal borrowings of $24.8 million under this facility, along with related accrued interest, with a portion of the proceeds from the public sale of 2,000,000 newly-issued shares of its common stock. As of April 30, 1998, the Company had no outstanding borrowings under the credit facility.

     Net cash used in operating activities was $2.5 million during the first quarter of 1998 and $913,000 during the corresponding quarter of 1997. The first quarter is typically the lowest quarter of each year in terms of cash collections on accounts receivable. There can be no assurance, however, that this trend will continue. See "Forward-looking Statements."

     Net cash used in investing activities was $7.6 million in the first quarter of 1998 and $3.7 million in the first quarter of 1997. Net cash used in investing activities for the first quarter of 1998 consisted of $2.3 million used to acquire property and equipment (primarily computer-related equipment) and $5.3 million paid in connection with a business acquisition.

     During the five quarters ended March 31, 1998, the Company acquired six recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. Future acquisitions may include much larger businesses than those acquired to date. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-looking Statements."

     Net cash provided by financing activities was $16.0 million and $16,000 for the quarters ended March 31, 1998 and 1997, respectively. For the quarter ended March 31, 1998, net cash provided by financing activities consisted primarily of $40.7 million in net proceeds from the sale of common stock, as reduced by the subsequent $24.8 million repayment of the outstanding principal balance on the Company's bank credit facility. Net proceeds from the sale of common stock primarily relate to the Company's public sale of 2,000,000 newly-issued common shares in a underwritten offering which became effective on March 17, 1998.

     The Company believes that its current working capital, its existing credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 1999 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes revised standards for the manner in which public business enterprises report information about operating segments. The Company does not believe that this Statement will significantly alter the segment disclosures it has historically provided. This Statement is effective for fiscal years beginning after December 15, 1997.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" defines such costs and requires that they be expensed as incurred. This pronouncement is effective for financial statements for fiscal years beginning after December 15, 1998 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective January 1, 1999 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000.

     The Company believes that its principal year 2000 exposure is confined to one accounting subsystem which is currently under intense review by outside consultants. The Company believes that this subsystem will be revised or replaced within the next 10 months. Consulting costs to revise or replace this subsystem have not been estimated, but are not anticipated to be material to the Company's business, operations or financial condition.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter ended March 31, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated March 16, 1998 included in registration statement number 333-46225 on Form S-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On March 20, 1998, in connection with the acquisition of the net operating assets of Ginger Quill, Inc., d/b/a Precision Data Link, the Company issued 437,837 shares of its Common Stock to the former shareholders of Ginger Quill, Inc. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

 3.1  --   Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
           registration statement number 333-1086 on Form S-1).
 3.2  --   Bylaws of the Registrant (incorporated by reference to
           Exhibit 3.2 to Registrant's March 26, 1996 registration
           statement number 333-1086 on Form S-1).
 4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3.
27.1  --   Financial Data Schedule (for SEC use only).
27.2  --   Restated Financial Data Schedule for Form 10-Q for quarterly period ended September 30, 1996 to reflect provisions of
           SFAS No. 128 (for SEC use only).
27.3  --   Restated Financial Data Schedule for Form 10-K for annual
           period ended December 31, 1996 to reflect provisions of SFAS
           No. 128 (for SEC use only).
27.4  --   Restated Financial Data Schedule for Form 10-Q for quarterly period ended September 30, 1997 to reflect provisions of
           SFAS No. 128 (for SEC use only).

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        THE PROFIT RECOVERY GROUP
                                                        INTERNATIONAL, INC.

Dated: May 15, 1998                                                  By: /s/ DONALD E. ELLIS, JR.
                                                          -------------------------------------------------
                                                                         Donald E. Ellis, Jr.
                                                                        Senior Vice President,
                                                                            Treasurer and
                                                                       Chief Financial Officer
                                                                    (principal financial officer)

Dated: May 15, 1998                                                   By: /s/ MICHAEL R. MELTON
                                                          -------------------------------------------------
                                                                          Michael R. Melton
                                                                      Vice President -- Finance
                                                                    (principal accounting officer)