Form 10-Q
period 1998-06-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-08-13
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

     The number of outstanding shares of the issuer's no par value common stock as of July 31, 1998, the latest practicable date, was 22,173,930.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1998

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
                                                                             1
            Condensed Consolidated Statements of Earnings -- Three and
               six month periods ended June 30, 1998 and June 30,
               1997...................................................
                                                                             2
            Condensed Consolidated Balance Sheets -- June 30, 1998 and
               December 31, 1997......................................
                                                                             3
            Condensed Consolidated Statements of Cash Flows -- Six
               months ended June 30, 1998 and June 30, 1997...........
                                                                             4
            Notes to Condensed Consolidated Financial Statements......
                                                                             6
          Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................
                                                                            10
          Item 3. Quantitative and Qualitative Disclosures about
            Market Risk...............................................
PART II.  Other Information...........................................      11
Signatures............................................................      13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS           SIX MONTHS
                                                        ENDED JUNE 30,        ENDED JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Revenues............................................  $38,934    $25,858    $72,078    $46,818
Cost of revenues....................................   20,326     13,331     38,282     24,860
Selling, general and administrative expenses........   13,991      8,723     27,020     16,919
                                                      -------    -------    -------    -------
  Operating income..................................    4,617      3,804      6,776      5,039
Interest income (expense), net......................      186         55       (138)       118
                                                      -------    -------    -------    -------
  Earnings before income taxes......................    4,803      3,859      6,638      5,157
Income taxes........................................    1,884      1,491      2,599      1,997
                                                      -------    -------    -------    -------
  Net earnings......................................  $ 2,919    $ 2,368    $ 4,039    $ 3,160
                                                      =======    =======    =======    =======
Earnings per share (Note B):
  Basic.............................................  $  0.13    $  0.13    $  0.20    $  0.17
                                                      =======    =======    =======    =======
  Diluted...........................................  $  0.13    $  0.13    $  0.19    $  0.17
                                                      =======    =======    =======    =======
Weighted average shares outstanding (Note B):
  Basic.............................................   21,759     18,187     20,650     18,138
                                                      =======    =======    =======    =======
  Diluted...........................................   22,513     18,639     21,257     18,625
                                                      =======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                1998         1997
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................  $ 18,710     $ 19,386
  Receivables:
    Billed contract receivables.............................    12,735       12,100
    Unbilled contract receivables...........................    53,272       41,771
    Employee advances.......................................     2,927        2,299
                                                              --------     --------
         Total receivables..................................    68,934       56,170
  Prepaid expenses and other current assets.................     2,130        2,430
                                                              --------     --------
         Total current assets...............................    89,774       77,986
                                                              --------     --------
Property and equipment:
  Computer and other equipment..............................    17,505       10,658
  Furniture and fixtures....................................     2,395        2,111
  Leasehold improvements....................................     2,165        1,760
                                                              --------     --------
                                                                22,065       14,529
  Less accumulated depreciation and amortization............    (8,084)      (5,760)
                                                              --------     --------
                                                                13,981        8,769
                                                              --------     --------
Noncompete agreements, less accumulated amortization........     2,969        3,471
Deferred loan costs, less accumulated amortization..........        58           24
Goodwill, less accumulated amortization.....................    58,569       39,591
Deferred income taxes.......................................     3,083        3,585
Other assets................................................       496          459
                                                              --------     --------
                                                              $168,930     $133,885
                                                              ========     ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................  $     38     $     81
  Current installments of long-term debt....................        82        1,428
  Accounts payable and accrued expenses.....................     7,116        4,835
  Accrued payroll and related expenses......................    25,527       26,075
  Deferred income taxes.....................................     9,813        9,917
  Deferred revenue..........................................       977        1,087
                                                              --------     --------
         Total current liabilities..........................    43,553       43,423
Long-term debt, excluding current installments..............     5,348       24,365
Deferred compensation.......................................     2,909        2,563
Other long-term liabilities.................................       410          462
                                                              --------     --------
         Total liabilities..................................    52,220       70,813
                                                              --------     --------
Shareholders' equity (Note F):
  Preferred stock, no par value. Authorized 1,000,000
    shares; no shares issued or outstanding in 1998 and
    1997....................................................        --           --
  Common stock, no par value; stated value $.001 per share.
    Authorized 60,000,000 shares; issued and outstanding
    22,004,467 in 1998 and 19,193,676 in 1997...............        22           19
  Additional paid-in capital................................    98,521       48,195
  Cumulative translation adjustments........................    (1,879)      (1,149)
  Retained earnings.........................................    20,046       16,007
                                                              --------     --------
         Total shareholders' equity.........................   116,710       63,072
                                                              --------     --------
                                                              $168,930     $133,885
                                                              ========     ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Cash flows from operating activities:
  Net earnings..............................................  $  4,039   $  3,160
  Adjustments to reconcile net earnings to net cash (used
     in) provided by operating activities:
     Depreciation and amortization..........................     4,039      1,973
     Loss on sale of property, plant and equipment..........         4         --
     Deferred income taxes..................................       346         --
     Deferred compensation expense..........................       399        305
     Cumulative translation adjustments.....................    (1,460)       (34)
     Changes in assets and liabilities, net of effect of
      acquisitions:
       Receivables..........................................   (11,345)    (3,873)
       Prepaids and other current assets....................       309      1,004
       Other assets.........................................      (131)      (120)
       Accounts payable and accrued expenses................       728        538
       Accrued payroll and other accrued liabilities........      (811)       264
                                                              --------   --------
          Net cash (used in) provided by operating
           activities.......................................    (3,883)     3,217
                                                              --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (7,236)    (2,715)
  Purchase of companies (Note G)............................   (10,920)    (3,220)
                                                              --------   --------
          Net cash used in investing activities.............   (18,156)    (5,935)
                                                              --------   --------
Cash flows from financing activities:
  Net decrease in note payable to bank......................       (43)        --
  Proceeds from long-term debt..............................     5,240         --
  Repayment of long-term debt...............................   (25,603)        --
  Proceeds from sale of common stock (Note F)...............    41,769         16
                                                              --------   --------
          Net cash provided by financing activities.........    21,363         16
                                                              --------   --------
          Net decrease in cash and cash equivalents.........      (676)    (2,702)
Cash and cash equivalents at beginning of period............    19,386     16,891
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 18,710   $ 14,189
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $    421   $     25
                                                              ========   ========
  Cash paid (refunds received) during the period for income
     taxes..................................................  $  1,890   $   (108)
                                                              ========   ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first six months of both 1998 and 1997, the Company purchased the net assets of certain companies. In
     conjunction with the acquisitions, the Company assumed
     liabilities as follows:
     Fair value of assets acquired..........................  $ 21,135   $  6,729
     Cash paid for the acquisitions.........................   (10,920)    (3,220)
     Fair value of shares issued for acquisitions...........    (9,607)    (3,006)
                                                              --------   --------
          Liabilities assumed...............................  $    608   $    503
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

NOTE B -- EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. The following table sets forth the computations of basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and June 30, 1997 in accordance with the provisions of SFAS No. 128 (in thousands, except for earnings per share information):

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------    -----------------
                                                            1998       1997       1998      1997
                                                          --------   --------    -------   -------
Numerator for both basic earnings per share and diluted
  earnings per share -- net earnings....................  $ 2,919    $ 2,368     $ 4,039   $ 3,160
                                                          =======    =======     =======   =======
Denominator:
  Denominator for basic earnings per share -- weighted
     average shares outstanding.........................   21,759     18,187      20,650    18,138
  Effect of dilutive securities -- employee stock
     options............................................      754        452         607       487
                                                          -------    -------     -------   -------
  Denominator for diluted earnings per share............   22,513     18,639      21,257    18,625
                                                          =======    =======     =======   =======
Earnings per share -- basic.............................  $  0.13    $  0.13     $  0.20   $  0.17
                                                          =======    =======     =======   =======
Earnings per share -- diluted...........................  $  0.13    $  0.13     $  0.19   $  0.17
                                                          =======    =======     =======   =======

NOTE C -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended June 30, 1998 and 1997, the Company's consolidated comprehensive income was $2,945,000 and $2,349,000, respectively. For the six month periods ended June 30, 1998 and 1997, the Company's consolidated comprehensive income was $3,594,000 and $3,139,000, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Earnings, results from tax-effected foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

     Cash equivalents at June 30, 1998 and December 31, 1997 included $5.3 million and $2.5 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on June 30, 1998 matured and was settled on July 1, 1998. In addition, cash equivalents at June 30, 1998 and December 31, 1997 also included $4.3 million and $4.7 million, respectively, of temporary investments held in a French bank by certain of the Company's French subsidiaries.

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

NOTE E -- INTERNAL USE COMPUTER SOFTWARE

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred. This pronouncement is effective for financial statements for fiscal years beginning after December 15, 1998 although earlier application is encouraged. The Company has chosen early adoption of this pronouncement effective January 1, 1998 since it provides definitive accounting guidance on a large-scale information systems development project initiated by the Company during the first quarter of 1998.

NOTE F -- FOLLOW-ON COMMON STOCK OFFERING

     On March 16, 1998, the Company sold 2,000,000 newly issued shares of its common stock and certain selling shareholders sold an additional 2,400,000 existing shares in an underwritten follow-on offering. The offering was priced at $21.00 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998.

     In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 660,000 shares of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

NOTE G -- ACQUISITIONS

     On March 20, 1998, the Company acquired the net assets of Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm. On June 19, 1998, the Company acquired the net assets of The Medallion Group, a 27 person air freight recovery audit operation consisting of seven separate legal entities. Both companies are located in Salt Lake City, Utah, and each transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On July 30, 1998, the Company acquired substantially all of the outstanding capital stock of Novexel S.A. a Lyon, France-based company that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates ("Loder Drew"), a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase, effective as of July 1, 1998, with initial consideration of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock. Approximately $3.0 million in direct acquisition-related costs were also incurred and capitalized as part of this transaction. Additionally, Loder Drew will be eligible to receive further purchase price consideration up to a maximum of $70.0 million in cash conditioned on future financial performance of Loder Drew through December 31, 1999.

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

     The earliest of the Company's predecessors was formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc., which were formed in 1971 and 1985, respectively. In January 1995, the Company purchased certain assets of Fial & Associates, Inc., a direct U.S. competitor. In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of technology products. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. In May 1997, the Company acquired all of the common stock of The Hale Group, a California-based company that also provides recovery audit services to healthcare entities. In October 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a Paris-based recovery audit firm specializing in identifying and recovering various types of French corporate tax overpayments. In November 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. On March 20, 1998, the Company acquired the operating assets of Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm based in Utah. On June 19, 1998, the Company acquired The Medallion Group, a 27 person air freight recovery audit operation consisting of seven separate legal entities, all based in Utah.

     On July 30, the Company acquired substantially all of the outstanding capital stock of Novexel S.A., a Lyon, France-based company that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

     The Company announced on July 7, 1998 that it had agreed in principle to purchase Loder, Drew and Associates, Inc. ("LDA"), an international recovery auditing firm based in San Juan Capistrano, California. LDA's client concentration is primarily in the manufacturing, financial services and other non-retail sectors. The transaction was closed on August 6, 1998, with an effective date of July 1, 1998.

     The Company intends to continue to pursue domestic and international strategic acquisitions, including direct competitors and complementary businesses.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of earnings as a percentage of revenues.

                                                             THREE MONTHS        SIX MONTHS
                                                                 ENDED             ENDED
                                                               JUNE 30,           JUNE 30,
                                                             -------------   ------------------
                                                             1998    1997    1998       1997
                                                             -----   -----   -----   ----------
Revenues...................................................  100.0%  100.0%  100.0%    100.0%
Cost of Revenues...........................................   52.2    51.6    53.1      53.1
Selling, general and administrative expenses...............   35.9    33.7    37.5      36.1
                                                             -----   -----   -----     -----
     Operating income......................................   11.9    14.7     9.4      10.8
Interest income (expense), net.............................     .4      .2     (.2)       .2
                                                             -----   -----   -----     -----
     Earnings before income taxes..........................   12.3    14.9     9.2      11.0
Income taxes...............................................    4.8     5.8     3.6       4.3
                                                             -----   -----   -----     -----
     Net earnings..........................................    7.5%    9.1%    5.6%      6.7%
                                                             =====   =====   =====     =====

Three and Six Month Periods Ended June 30, 1998 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retailing industry. Revenues increased 50.6% to $38.9 million for the second quarter of 1998, up from $25.9 million in the second quarter of 1997. For the six months ended June 30, 1998, revenues were $72.1 million, or 54.0% higher than $46.8 million achieved in the corresponding period of 1997.

     Domestic revenues were $24.6 million in the second quarter of 1998, up 26.3% from $19.5 million in the second quarter of 1997. This 26.3% increase consisted of (i) 15.7% growth from existing clients served both in the second quarter of 1998 and 1997; (ii) 5.7% from the six domestic complementary recovery audit firms acquired during the last six fiscal quarters; and (iii) 4.9% growth from provision of services to new clients. For the first six months of 1998 domestic revenues were $45.8 million, an increase of 27.6% over $35.9 million during the comparable period of 1997.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $14.3 million in the second quarter of 1998, up 125.7% from $6.3 million in the second quarter of 1997. Of this 125.7% increase, (i) 98.3% was contributed by operations of Alma, which was acquired in October 1997, and (ii) 27.4% resulted from existing operations; primarily from services provided to new clients. For the first six months of 1998, international revenues were $26.3 million, a 140.0% increase over $11.0 million during the comparable period of 1997. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses, if any, is excluded. There can be no assurance, however, that recent international growth trend will continue. See "Forward-looking Statements."

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

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 52.2% of revenues for the second quarter of 1998, up from 51.6% in the comparable quarter of 1997. For the six months ended June 30, 1998 and 1997, cost of revenues remained the same at 53.1%.

     Domestically, cost of revenues as a percentage of revenues was 55.2% in the second quarter of 1998, up from 53.7% during the corresponding quarter of 1997. For the six months ended June 30, 1998, domestic cost of revenue as a percentage of revenues was 56.9%, up from 54.4% during the first half of 1997. Increased percentages in the 1998 periods resulted from costs associated with an accelerated level of new auditor hiring.

     Internationally, cost of revenues as a percentage of revenues was 47.0% in the second quarter of 1998, up from 44.8% during the corresponding quarter of 1997 due primarily to additional costs in the Company's Asia Pacific operations. For the six months ended June 30, 1998, international cost of revenue as a percentage of revenues was 46.5%, down from 49.0% during the first half of 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased to 35.9% in the second quarter of 1998, up from 33.7% in the second quarter of 1997. For the six months ended June 30, 1998, selling, general and administrative expenses as a percentage of revenues was 37.5%, also up from 36.1% in the comparable period of 1997.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues was 34.6% in the second quarter of 1998, up from 30.3% in the comparable quarter of 1997. For the first six months of 1998, domestic selling, general and administrative expenses as a percentage of revenues increased to 36.1%, up from 32.8% in the corresponding period of 1997. The Company's 1998 domestic selling, general and administrative expense percentages are higher than the comparable percentages in 1997 due to increased expenditures for various 1998 initiatives such as significantly expanded auditor hiring and training programs, significant additional resource commitments in the Company's information technology functions, and period costs associated with intensified mergers and acquisitions efforts.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved to 38.3% of revenues in the second quarter of 1998, compared to 44.5% in the 1997 second quarter. For the six month periods ended June 30, 1998 and 1997, this percentage likewise improved to 39.8% in 1998 from 47.2% in 1997. Improvements in 1998 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $1.0 million and $348,000 for the quarters ended June 30, 1998 and 1997, respectively, and $1.8 million and $672,000 for the six month periods ended June 30, 1998 and 1997, respectively.

     Operating Income. Operating income increased 21.4% to $4.6 million in the second quarter of 1998, up from $3.8 million in the second quarter of 1997. For the six months ended June 30, 1998, operating income increased 34.5% to $6.8 million, up from $5.0 million in the comparable period of 1997. Operating income did not grow proportionately with revenues during the 1998 periods due to increased domestic expenses associated with various planned initiatives, as previously discussed.

     Interest Income (Expense), Net. The Company reported net interest income of $186,000 during the second quarter of 1998, compared to $55,000 during the comparable quarter of 1997. For the six months ended June 30, 1998, net interest expense was $138,000, compared to net interest income of $118,000 during the comparable period of 1997.

     On August 6, 1998 the Company completed its acquisition of Loder, Drew & Associates, Inc. (with an effective acquisition date for accounting purposes of July 1, 1998). In connection with this transaction and normal working capital needs, the Company borrowed $74.0 million at a rate of interest initially equal to LIBOR plus 1.25%. Accordingly, interest income (expense), net for the first six months of 1998 is not indicative of amounts expected during the final six months of the year.

     Earnings Before Income Taxes. Earnings before income taxes rose 24.5% and 28.7% in the quarter and six months ended June 30, 1998, respectively, compared to the comparable periods of 1997. Earnings before income taxes did not grow proportionately with revenues during the 1998 periods due to increased domestic expenses associated with various planned initiatives, as previously discussed.

     Income Taxes. The provisions for income taxes for all periods presented consist of federal, state and foreign income taxes at a composite effective rate which approximates 39.0%.

     Weighted-Average Shares Outstanding-Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 21.8 million during the second quarter of 1998, up from 18.2 million during the second quarter of 1997. This increase related primarily to 2,000,000 common shares issued in a public offering on March 16, 1998 and common shares issued in connection with acquisitions of various companies.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998 the Company replaced its existing $30.0 million senior bank credit facility with a five-year $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and for general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998 and borrowed an additional $74.0 million on August 6, 1998 in connection with its acquisition of Loder, Drew & Associates, Inc and for normal working capital needs.

     Net cash used in operating activities was $3.9 million for the first six months of 1998, and $3.2 million was provided by operations for the same period in 1997. The change was primarily a result of an increase in accounts receivable during the first six months of 1998 as compared with the corresponding increase during the first half of 1997.

     Net cash used in investing activities was $18.2 million in the first six months of 1998, and $5.9 million in the first six months of 1997. In the first six months of 1998, $7.2 million was used to acquire property and equipment (primarily computer-related equipment) and $10.9 million was paid in connection with acquisitions. Of the $7.2 million in capital additions, $2.2 million relates to the large-scale information systems development project discussed in Note E of notes to condensed consolidated financial statements.

     During the six quarters ended June 30, 1998, the Company acquired seven recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-looking Statements."

     Net cash provided by financing activities was $21.4 million for the first six months of 1998 and $16,000 for the same period in 1997. For the first six months of 1998, net cash provided by financing activities consisted primarily of $41.8 million in net proceeds from the sale of common stock and $5.2 million borrowed under the Company's bank credit facility, as offset in part by a $25.6 million principal repayment under the credit facility. Net proceeds from the sale of common stock primarily relate to the Company's public sale of 2,000,000 newly-issued common shares in an underwritten offering which became effective on March 16, 1998.

     The Company believes that its current working capital, its $150 million senior bank credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 1999, unless one or more future acquisitions are consummated which require the Company to seek additional debt or equity financing.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as "derivatives") and for hedging activities. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2000 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

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

     The Company believes that its principal year 2000 exposure is confined to one accounting subsystem which is currently under intense review by outside consultants. The Company believes that this subsystem will be revised or replaced by December 31, 1998. Consulting costs to revise or replace this subsystem have not been separately estimated, but are not anticipated to be material to the Company's business, operations or financial condition.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter and six months ended June 30, 1998 that state the Company's or management's intentions, hopes, beliefs, expectations or predictions of the future are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. It is important to note that the Company's actual results could differ materially from those contained in such forward-looking statements. Additional information concerning factors that could cause actual results to differ materially from those in forward-looking statements is contained from time to time in the Company's SEC filings including the Risk Factors section of the Company's Prospectus dated March 16, 1998 included in registration statement number 333-46225 on Form S-3.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On June 19, 1998, in connection with the acquisition of the net operating assets of The Medallion Group ("Medallion"), the Company issued 213,721 shares of its Common Stock to the former shareholders of Medallion. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 15, 1998, the following individuals were elected to the Company's Board of Directors to serve as Class II directors until the Annual Meeting of Shareholders held in 2001 and until their successors are elected and have qualified:

                                                                    VOTES              VOTES
                                                                     FOR             WITHHELD
                                                                    -----            --------
Stanley B. Cohen............................................      16,920,001          262,123
Jonathan Golden.............................................      16,920,001          262,123
Garth H. Greimann...........................................      17,120,504           61,620

     At the Company's Annual Meeting of Shareholders held on June 15, 1998, the following proposals were also approved:

                                                          VOTES        VOTES       VOTES
                                                           FOR        AGAINST    ABSTAINED
                                                          -----       -------    ---------
Ratification of the Company's Stock Incentive Plan....  14,648,823   2,518,969     7,625
Ratification of the Company's Executive Incentive
  Plan................................................  16,772,533     400,766     8,825

ITEM 5.  OTHER INFORMATION

     With respect to the Company's annual meeting of shareholders to be held in 1999, all shareholder proposals submitted outside the shareholder proposal rules contained in Rule 14a-8 promulgated under the Securities Exchange Act of 1934, as amended, which pertains to the inclusion of shareholder proposals in a Company's proxy materials, must be received by the Company by March 31, 1999, in order to be considered timely. With regard to such shareholder proposals, if the date of the next annual meeting of shareholders is advanced or delayed by more than 30 calendar days from June 15, 1999, the Company shall, in a timely manner, inform its shareholders of the change, and the date by which such proposals must be received. As set forth in the Company's Proxy Statement dated May 15, 1998, shareholders who wish to avail themselves of the provisions of Rule 14a-8 must submit their proposals no later than January 15, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         3.1 -- Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
         3.2 -- Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
         4.1 -- Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 on Form S-3).
        27.1   --  Financial Data Schedule (for SEC use only).

     (b) Reports on Form 8-K.

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE PROFIT RECOVERY GROUP
                                               INTERNATIONAL, INC.

Dated: August 13, 1998                         By: /s/  DONALD E. ELLIS, JR.
                                                   -----------------------------------------
                                                   Donald E. Ellis, Jr.
                                                   Senior Vice President,
                                                   Treasurer and
                                                   Chief Financial Officer
                                                   (principal financial officer)
Dated: August 13, 1998                         By: /s/  MICHAEL R. MELTON
                                                   -----------------------------------------
                                                   Michael R. Melton
                                                   Vice President -- Finance
                                                   (principal accounting officer)