Form 10-Q
period 1998-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-11-12
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q
                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                               OR
     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     The number of outstanding shares of the issuer's no par value common stock as of October 31, 1998, the latest practicable date, was 23,788,139.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
                                                                             1
            Condensed Consolidated Statements of Earnings --
               Three and nine month periods ended September 30, 1998
               and September 30, 1997.................................
                                                                             2
            Condensed Consolidated Balance Sheets --
               September 30, 1998 and December 31, 1997...............
                                                                             3
            Condensed Consolidated Statements of Cash Flows --
               Nine months ended September 30, 1998 and September 30,
               1997...................................................
                                                                             4
            Notes to Condensed Consolidated Financial Statements......
                                                                             7
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................
                                                                            13
          Item 3. Quantitative and Qualitative Disclosures about
          Market Risk.................................................
PART II.  Other Information...........................................      14
Signatures............................................................      16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                 NINE MONTHS
                                                         THREE MONTHS               ENDED
                                                     ENDED SEPTEMBER 30,        SEPTEMBER 30,
                                                     --------------------    -------------------
                                                       1998        1997        1998       1997
                                                     --------    --------    --------    -------
Revenues...........................................  $61,803     $29,627     $133,881    $76,445
Cost of revenues...................................   30,078      14,693       68,360     39,553
Selling, general and administrative expenses.......   19,312       8,790       46,332     25,709
                                                     -------     -------     --------    -------
  Operating income.................................   12,413       6,144       19,189     11,183
Interest income (expense), net.....................   (1,451)         14       (1,589)       132
                                                     -------     -------     --------    -------
  Earnings before income taxes.....................   10,962       6,158       17,600     11,315
Income taxes.......................................    4,297       2,400        6,896      4,397
                                                     -------     -------     --------    -------
  Net earnings.....................................  $ 6,665     $ 3,758     $ 10,704    $ 6,918
                                                     =======     =======     ========    =======
Earnings per share (Note B):
  Basic............................................  $  0.29     $  0.21     $   0.50    $  0.38
                                                     =======     =======     ========    =======
  Diluted..........................................  $  0.28     $  0.20     $   0.47    $  0.37
                                                     =======     =======     ========    =======
Weighted average shares outstanding (Note B):
  Basic............................................   22,963      18,277       21,431     18,184
                                                     =======     =======     ========    =======
  Diluted..........................................   23,810      18,910       22,939     18,720
                                                     =======     =======     ========    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1998            1997
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................    $ 15,020        $ 19,386
  Receivables:
     Billed contract receivables............................      19,332          12,100
     Unbilled contract receivables..........................      65,051          41,771
     Employee advances......................................       4,541           2,299
                                                                --------        --------
          Total receivables.................................      88,924          56,170
  Prepaid expenses and other current assets.................       2,061           2,430
                                                                --------        --------
          Total current assets..............................     106,005          77,986
                                                                --------        --------
Property and equipment:
  Computer and other equipment..............................      21,804          10,658
  Furniture and fixtures....................................       2,552           2,111
  Leasehold improvements....................................       3,717           1,760
                                                                --------        --------
                                                                  28,073          14,529
  Less accumulated depreciation and amortization............       9,194           5,760
                                                                --------        --------
                                                                  18,879           8,769
                                                                --------        --------
Noncompete agreements, less accumulated amortization........       2,895           3,471
Deferred loan costs, less accumulated amortization..........       1,921              24
Goodwill, less accumulated amortization.....................     153,371          39,591
Deferred income taxes.......................................       3,083           3,585
Other assets................................................         458             459
                                                                --------        --------
                                                                $286,612        $133,885
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................    $     67        $     81
  Current installments of long-term debt....................          88           1,428
  Accounts payable and accrued expenses.....................      12,446           4,835
  Accrued payroll and related expenses......................      33,953          26,075
  Deferred income taxes.....................................       9,645           9,917
  Deferred revenue..........................................         985           1,087
                                                                --------        --------
          Total current liabilities.........................      57,184          43,423
Long-term debt, excluding current installments..............      81,141          24,365
Deferred compensation.......................................       3,200           2,563
Other long-term liabilities.................................       2,736             462
                                                                --------        --------
          Total liabilities.................................     144,261          70,813
                                                                --------        --------
Shareholders' equity (Note F):
  Preferred stock, no par value. Authorized 1,000,000
     shares; no shares issued or outstanding in 1998 and
     1997...................................................          --              --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding
     23,143,705 in 1998 and 19,193,676 in 1997..............          23              19
  Additional paid-in capital................................     117,557          48,195
  Cumulative translation adjustments........................      (1,940)         (1,149)
  Retained earnings.........................................      26,711          16,007
                                                                --------        --------
          Total shareholders' equity........................     142,351          63,072
                                                                --------        --------
                                                                $286,612        $133,885
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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
  Net earnings..............................................  $ 10,704    $  6,918
  Adjustments to reconcile net earnings to net cash (used
     in) provided by operating activities:
     Depreciation and amortization..........................     7,366       3,018
     Loss on sale of property and equipment.................        26          --
     Deferred income taxes..................................       637          --
     Deferred compensation expense..........................       237         434
     Cumulative translation adjustments.....................    (1,582)        (25)
     Changes in assets and liabilities, net of effect of
      acquisitions:
       Contract receivables.................................   (31,864)    (10,990)
       Prepaids and other current assets....................       413        (743)
       Refundable income taxes..............................        --       2,049
       Other assets.........................................    (1,680)        (93)
       Accounts payable and accrued expenses................     2,836         333
       Accrued payroll and other accrued liabilities........     9,016       1,084
                                                              --------    --------
          Net cash (used in) provided by operating
            activities......................................    (3,891)      1,985
                                                              --------    --------
Cash flows from investing activities:
  Purchase of property and equipment........................   (13,015)     (4,054)
  Purchase of companies.....................................   (84,128)     (3,194)
                                                              --------    --------
          Net cash used in investing activities.............   (97,143)     (7,248)
                                                              --------    --------
Cash flows from financing activities:
  Net decrease in note payable to bank......................       (14)         --
  Proceeds from issuance of long-term debt..................    79,240          --
  Repayment of long-term debt...............................   (23,804)         --
  Proceeds from sale of common stock........................    41,246         603
                                                              --------    --------
          Net cash provided by financing activities.........    96,668         603
                                                              --------    --------
          Net decrease in cash and cash equivalents.........    (4,366)     (4,660)
Cash and cash equivalents at beginning of period............    19,386      16,891
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 15,020    $ 12,231
                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $    411    $     38
                                                              ========    ========
  Cash paid during the period for income taxes..............  $  5,159    $  2,165
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first nine months of both 1998 and 1997, the
     Company purchased the net assets of certain companies.
     In conjunction with the acquisitions, the Company
     assumed liabilities as follows:
       Fair value of assets acquired........................  $118,057    $  6,729
       Cash paid for the acquisitions.......................   (84,128)     (3,194)
       Fair value of shares issued for acquisitions.........   (28,120)     (3,006)
                                                              --------    --------
          Liabilities assumed...............................  $  5,809    $    529
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997.

NOTE B -- EARNINGS PER SHARE

      Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This pronouncement required the restatement of all prior-period earnings per share data presented to conform to its provisions. The following table sets forth the computation of basic and diluted earnings per share for the three and nine-month periods ended September 30, 1998 and 1997 in accordance with the provisions of SFAS No. 128 (in thousands, except for earnings per share information):

                                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                                       SEPTEMBER 30,        SEPTEMBER 30,
                                                    -------------------   -----------------
                                                      1998       1997      1998      1997
                                                    --------   --------   -------   -------
Numerator for both basic earnings per share and
  diluted earnings per share -- net earnings......  $ 6,665    $ 3,758    $10,704   $ 6,918
                                                    =======    =======    =======   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares
     outstanding..................................   22,963     18,277     21,431    18,184
  Effect of dilutive securities -- employee stock
     options......................................      847        633      1,508       536
                                                    -------    -------    -------   -------
  Denominator for diluted earnings per share......   23,810     18,910     22,939    18,720
                                                    =======    =======    =======   =======
Earnings per share -- basic.......................  $  0.29    $  0.21    $  0.50   $  0.38
                                                    =======    =======    =======   =======
Earnings per share -- diluted.....................  $  0.28    $  0.20    $  0.47   $  0.37
                                                    =======    =======    =======   =======

NOTE C -- COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended September 30, 1998 and 1997, the Company's consolidated comprehensive income was $6,630,000 and $3,763,000, respectively. For the nine month periods ended September 30, 1998 and 1997, the Company's consolidated comprehensive income was $10,223,000 and $6,903,000, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Earnings, results from tax-effected foreign currency translation adjustments.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE D -- CASH EQUIVALENTS

     Cash equivalents at September 30, 1998 and December 31, 1997 included $1.4 million and $2.5 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on September 30, 1998 matured and was settled on October 1, 1998. In addition, cash equivalents at September 30, 1998 and December 31, 1997 also included $4.0 million and $4.7 million, respectively, of temporary investments held in a French bank by certain of the Company's French subsidiaries.

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

NOTE E -- INTERNAL USE COMPUTER SOFTWARE

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred. This pronouncement is effective for fiscal years beginning after December 15, 1998 although earlier application is encouraged. The Company has chosen to early adopt this pronouncement effective January 1, 1998 since it provides definitive accounting guidance on a large-scale information systems development project initiated by the Company during the first quarter of 1998.

NOTE F -- FOLLOW-ON COMMON STOCK OFFERING

     On March 16, 1998, the Company sold 2,000,000 newly issued shares of its common stock and certain selling shareholders sold an additional 2,400,000 outstanding shares in an underwritten follow-on offering. The offering was priced at $21.00 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998.

     In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 660,000 shares of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

NOTE G -- ACQUISITIONS

     On March 20, 1998, the Company acquired the net assets Ginger Quill, Inc., d/b/a Precision Data Link, a 22-person air freight recovery audit firm. On June 19, 1998, the Company acquired the net assets of The Medallion Group, a 27-person air freight recovery audit operation consisting of seven separate legal entities. All companies are located in Salt Lake City, Utah, and each transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On July 30, 1998, the Company acquired all of the outstanding capital stock of Novexel S.A., a Lyon, France-based company that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved cash of $3.7 million and 165,863 restricted, unregistered shares of the Company's common stock.

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates ("Loder Drew"), a California-based international recovery auditing firm primarily

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase, effective as of July 1, 1998, with initial consideration of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock. Approximately $3.0 million in direct acquisition-related costs were also incurred and capitalized as part of this transaction. Additionally, Loder Drew will be eligible to receive further purchase price consideration up to a maximum of $70.0 million in cash conditioned on future financial performance of Loder Drew through December 31, 1999.

     On September 28, 1998, the Company acquired the net assets of Cost Recovery Professionals Pty Ltd, an Australia-based recovery auditing firm primarily serving clients in the retail sector. The transaction was accounted for as a purchase with consideration of $1.4 million and 100,000 restricted, unregistered shares of the Company's common stock.

     On October 29, 1998, the Company acquired all the issued and outstanding common stock of Robert Beck & Associates, Inc. ("RBA"), a direct retail sector recovery auditing competitor based in Ringwood, Illinois. The Company also simultaneously purchased either the common stock or substantially all net assets of certain other entities that provided management services to RBA. The acquisitions were accounted for under the purchase method of accounting, and the collective consideration paid for RBA and related entities consisted of $26.1 million in cash and 644,434 restricted, unregistered shares of the Company's common stock.

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

     The earliest of the Company's predecessors was formed in November 1990, and in early 1991 acquired the operating assets of Roy Greene Associates, Inc. and Bottom Line Associates, Inc., which were formed in 1971 and 1985, respectively. In January 1995, the Company purchased certain assets of Fial & Associates, Inc., a direct U.S. competitor. In January 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and distributors of technology products. In February 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. In May 1997, the Company acquired all of the common stock of The Hale Group, a California-based company that also provides recovery audit services to healthcare entities. In October 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a Paris-based recovery audit firm specializing in identifying and recovering various types of French corporate tax overpayments. In November 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. On March 20, 1998, the Company acquired Ginger Quill, Inc., d/b/a Precision Data Link, a air freight recovery audit firm based in Utah. On June 19, 1998, the Company acquired The Medallion Group, a air freight recovery audit operation consisting of seven separate legal entities, all based in Utah.

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

     On September 28, 1998 the Company acquired the net assets of Cost Recovery Professionals Pty Ltd, an Australia-based recovery auditing firm primarily serving clients in the retail sector.

     On October 29, 1998 the Company acquired, effective as of October 1, 1998, all the issued and outstanding stock of Robert Beck & Associates, Inc. ("RBA"), a direct retail sector recovery auditing competitor based in Ringwood, Illinois. The Company also simultaneously purchased either the common stock or substantially all net assets of certain other entities that provided management services to RBA.

     The Company intends to continue to pursue domestic and international strategic acquisitions, including acquisitions of direct competitors and complementary businesses.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, certain items in the condensed consolidated statements of earnings as a percentage of revenues.

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1998     1997     1998     1997
                                                              -----    -----    -----    -----
Revenues....................................................  100.0%   100.0%   100.0%   100.0%
Cost of Revenues............................................   48.7     49.6     51.1     51.8
Selling, general and administrative expenses................   31.2     29.7     34.6     33.6
                                                              -----    -----    -----    -----
  Operating income..........................................   20.1     20.7     14.3     14.6
Interest income (expense), net..............................   (2.3)     0.1     (1.2)     0.2
                                                              -----    -----    -----    -----
  Earnings before income taxes..............................   17.8     20.8     13.1     14.8
Income taxes................................................    7.0      8.1      5.1      5.8
                                                              -----    -----    -----    -----
  Net earnings..............................................   10.8%    12.7%     8.0%     9.0%
                                                              =====    =====    =====    =====

Three and Nine Month Periods Ended September 30, 1998 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retailing industry. Revenues increased 108.6% to $61.8 million for the third quarter of 1998, up from $29.6 million in the third quarter of 1997. For the nine months ended September 30, 1998, revenues were $133.9 million, or 75.1% higher than $76.4 million achieved in the corresponding period of 1997.

     Domestic revenues were $47.7 million in the third quarter of 1998, up 107.6% from $23.0 million in the third quarter of 1997. Of this 107.6% increase,
(i) 11.6% was contributed by growth from existing retail, wholesale distribution and governmental agency clients (the Company's historical client base) which were served both in the third quarter of 1998 and 1997; (ii) 80.6% was derived from the seven domestic complementary recovery audit firms acquired during the last nine fiscal quarters; and (iii) 15.4% was contributed by growth from provision of services to new clients. For the first nine months of 1998 domestic revenues were $93.5 million, an increase of 58.9% over $58.8 million during the comparable period of 1997.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $14.1 million in the third quarter of 1998, up 112.1% from $6.6 million in the third quarter of 1997. Of this 112.1% increase, (i) 89.3% was contributed by operations of Alma and Novexel, which were acquired in October 1997 and July 1998, respectively, and
(ii) 22.8% resulted from existing operations, primarily from services provided to new clients. For the first nine months of 1998, international revenues were $40.4 million, a 129.5% increase over $17.6 million during the comparable period of 1997. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses, if any, is excluded. There can be no assurance, however, that recent international growth trends will continue. See "Forward-looking Statements."

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which continues to be the source of the majority of the Company's revenues. The Company's recent acquisitions, including the October 1997 acquisition of Alma, the August 1998 acquisition of Loder, Drew & Associates and the October 1998 acquisition of Robert Beck & Associates are not expected to significantly affect this trend because these entities, in the aggregate, have historically experienced similar seasonality in revenues and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 48.7% of revenues for the third quarter of 1998, down from 49.6% in the comparable quarter of 1997. For the nine months ended September 30, 1998 and 1997, cost of revenues was 51.1% and 51.8%, respectively.

     Domestically, cost of revenues as a percentage of revenues was 48.8% in the third quarter of 1998, down from 50.0% during the corresponding quarter of 1997. The 1998 improvement relates principally to the operations of Loder, Drew & Associates, which conducts its business at a lower cost of revenues ratio than the Company's core domestic retail, wholesale and government operations. For the nine months ended September 30, 1998, domestic cost of revenues as a percentage of revenues was 52.8%, up slightly from 52.6% during the corresponding quarter of 1997.

     Internationally, cost of revenues as a percentage of revenues remained flat at 48.3% in the third quarter of 1998 and the corresponding quarter of 1997. For the nine months ended September 30, 1998, international cost of revenues as a percentage of revenues was 47.1%, down from 48.7% for the corresponding period in 1997. Improvements in the 1998 nine month period related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased to 31.2% in the third quarter of 1998, up from 29.7% in the third quarter of 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses as a percentage of revenues was 34.6%, up from 33.6% in the comparable period of 1997.

     On a domestic basis, selling, general and administrative expenses as a percentage of revenues was 29.9% in the third quarter of 1998, up from 26.2% in the comparable quarter of 1997. For the first nine months of 1998, domestic selling, general and administrative expenses as a percentage of revenues increased to 33.0% from 30.2% in the corresponding period of 1997. The Company's 1998 domestic selling, general and administrative expenses percentages are higher than the comparable percentages in 1997 due to increased expenditures for various 1998 initiatives such as significantly expanded auditor hiring and training programs, significant additional resource commitments in the Company's information technology functions, and period costs associated with intensified mergers and acquisitions efforts.

     Internationally, selling, general and administrative expenses as a percentage of revenues improved to 35.7% of revenues in the third quarter of 1998, compared to 41.7% in the 1997 third quarter. For the nine month periods ended September 30, 1998 and 1997, this percentage likewise improved to 38.4% in 1998 from 45.1% in 1997. Improvements in 1998 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired business, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $1.9 million and $365,000 for the quarters ended September 30, 1998 and 1997, respectively, and $3.7 million and $1.0 million for the nine month periods ended September 30, 1998 and 1997, respectively.

     Operating Income. Operating income increased 102.0% to $12.4 million in the third quarter of 1998, up from $6.1 million in the third quarter of 1997. For the nine months ended September 30, 1998, operating income increased 71.6% to $19.2 million, up from $11.2 million in the comparable period of 1997. Operating income did not grow proportionately with revenues during the 1998 periods due to increased domestic selling, general and administrative expenses associated with various planned initiatives, as previously discussed.

     Interest Income (Expense), Net. The Company reported net interest expense of $1.5 million during the third quarter of 1998, compared to $14,000 of net interest income during the comparable quarter of 1997. For the nine months ended September 30, 1998, net interest expense was $1.6 million, compared to net interest income of $132,000 during the comparable period of 1997. The 1998 increase relates principally to interest on bank borrowings in connection with the Company's purchases of Alma, Medallion, Novexel, Cost Recovery Professionals and Loder, Drew & Associates, offset in part by interest income as a result of the follow-on public offering completed at the end of the first quarter.

     Earnings Before Income Taxes. Earnings before income taxes rose 78.0% and 55.5% in the quarter and nine-month period ended September 30, 1998, respectively, compared to the same periods of 1997. Earnings before income taxes did not grow proportionately with revenues during the 1998 periods due primarily to increased domestic selling, general and administrative expenses associated with various planned initiatives and additional net interest expense, as previously discussed.

     Income Taxes. The provisions for income taxes for all periods presented consist of federal, state and foreign income taxes at a composite effective rate which approximates 39.0%.

     Weighted-Average Shares Outstanding-Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 22,963,000 during the third quarter of 1998, up from 18,277,000 during the third quarter of 1997. For the nine months ended September 30, 1998 the Company's weighted-average shares outstanding was 21,431,000 compared to 18,184,000 for the same period in 1997. These increases related primarily to 2,000,000 common shares issued in a public offering on March 16, 1998 and common shares issued in connection with acquisitions of various companies.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998 the Company replaced its existing $30.0 million senior bank credit facility with a five-year $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and for general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998 and borrowed an additional $74.0 million on August 6, 1998 in connection with its acquisition of Loder, Drew & Associates, Inc. and for normal working capital needs. On September 18, 1998 the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten prominent banking institutions led by NationsBank, N.A. as agent for the group. As of September 30, 1998 the Company had $80.9 million in outstanding borrowings under the credit facility. On October 29, 1998, the Company borrowed an additional $27.2 million to acquire Robert Beck & Associates, thereby increasing its outstanding credit facility borrowings to $108.1 million.

     Net cash used in operating activities was $3.9 million for the first nine months of 1998 and $2.0 million was provided by operations for the same period in 1997. The change was primarily a result of an increase in accounts receivable, offset in part by increased earnings, depreciation and amortization as a result of internal and acquired growth.

     Net cash used in investing activities was $97.1 million in the first nine months of 1998 and $7.2 million in the first nine months of 1997. In the first nine months of 1998, $13.0 million was used to acquire property and equipment (primarily computer-related equipment), and $84.1 million was paid in connection with business acquisitions. Of the $13.0 million in capital additions, $4.3 million relates to the large-scale systems development project discussed in Note E of notes to condensed consolidated financial statements.

     During the nine quarters ended September 30, 1998, the Company acquired ten recovery audit firms. Additionally, the Company subsequently acquired Robert Beck & Associates along with certain related companies in October 1998. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and business providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues.

Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company. See "Forward-looking Statements."

     Net cash provided by financing activities was $96.7 million for the first nine months of 1998 and $603,000 for the same period in 1997. For the first nine months of 1998, net cash provided by financing activities consisted primarily of $79.2 million in credit facility borrowings and $41.2 million in net proceeds from the sale of common stock, offset in part by a $23.8 million March 1998 principal repayment under the credit facility. Net proceeds from the sale of common stock primarily relate to the Company's public sale of 2,000,000 newly issued common shares in an underwritten offering which became effective on March 16, 1998.

     The Company believes that its current working capital, availability remaining under its $200.0 million senior bank credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through September 30, 1999 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

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

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as "derivatives"), and for hedging activities. This pronouncement is effective for all fiscal quarters beginning after June 15, 1999 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2000 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

     Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" defines such costs and requires that they be expensed as incurred. This pronouncement is effective for financial statements for fiscal years beginning after December 15, 1998 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective January 1,1999 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000.

     The Company has undertaken, but not completed, an assessment of its Year 2000 issues. The assessment is scheduled for completion in January 1999, pending receipt of information from third parties whose software and hardware are integral components of the Company's information technology ("IT") systems. Preliminary analysis indicates that exposure is limited by the fact that the Company has virtually no active IT systems that are more than two years old and has no non-IT systems that could materially impact the Company's operations.

     The Company has a significant dependence on personal computer ("PC") systems both for internal accounting and for completion of audit engagements for its clients. It has recently completed an inventory of those PC systems and expended approximately $745,000 to replace older hardware and software which was possibly incapable of handling the Year 2000, and intends to expend another $170,000 in the fourth quarter of 1998 to complete the process. The Company has adopted and enforced corporate standards for operating systems and administrative applications.

     The Company has not verified that its financial accounting software is capable of handling the Year 2000 because it made a decision totally independent of any Year 2000 issue to replace substantially all of its existing financial packages. Replacement of certain general accounting components is scheduled for completion in January 1999. Replacement of the balance of the financial accounting systems is scheduled for mid-year 1999. One of the existing internally developed financial system components is not ready for the Year 2000. The Company has initiated a complete rewrite of that component as part of its overall plan to replace the existing financial systems. This component is reasonably complex, and there is some risk that it will not be completed on schedule. Failure to complete the system by the end of 1999 could result in inability of the Company's systems to accurately determine its revenues or calculate incentive compensation for its employees. In the unlikely event that the replacement is not completed in time to handle Year 2000 transactions, the Company would be forced to hire temporary staff to perform the tasks manually. The potential cost cannot be estimated but the Company believes that the impact would be immaterial to its financial position or results of operations.

     Certain of the Company's international operations continue to utilize an older (not ready for Year 2000) version of the Company's proprietary recovery audit software. Plans are in place to upgrade all operations to the current version by mid-year 1999. The only significant issue in completing the upgrade is developing a training plan in the native language of the users. If the upgrade is not completed, affected international auditors may be required to utilize other less effective audit tools, techniques and processes, and the Company could suffer a loss of revenues outside the U.S. as a result.

     The Company has made and continues to make acquisitions of other companies in the recovery audit business. It is possible that the Company might acquire a business with a significant risk from Year 2000 issues. The Company's preliminary risk assessment does not include assessment of risks within Financiere Alma, S.A. ("Alma"), which was acquired by the Company in October 1997. Alma's financial systems are separate from and independent of the Company's other financial systems, and are subject to similar risks which have yet to be specifically identified or quantified. Should a subsequent Year 2000 Alma risk assessment indicate the existence of significant problems, the Company could experience a loss of revenues from Alma's operations. The Company's long-range plan includes conversion of Alma's financial systems to the same packaged software utilized by the rest of the Company.

     The Company's business operations involve working with outputs from its clients' financial systems. Each of the Company's clients is assessing its own risks related to Year 2000 issues which may cause them to upgrade or replace certain of their systems. The Company believes that its investment in advanced technology is a competitive advantage as clients and potential clients are implementing new and more sophisticated accounts payable systems. In the case of clients which experience a temporary inability to process payables due to Year 2000 issues, the Company's risk of lost revenues is mitigated by the fact that it audits in arrears and would have advance notice of client problems in making vendor payments.

FORWARD-LOOKING STATEMENTS

     Statements made in this Form 10-Q for the quarter and nine month period ended September 30, 1998 which look forward in time involve risks and uncertainties and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks and uncertainties include the Company's assessment of the state of its Year 2000 readiness, anticipated expenditures and potential risks, the adequacy of the Company's current working capital and other available sources of funds, the ability of the Company to successfully implement its operating strategy and acquisition strategy, the Company's ability to manage rapid expansion, including, without limitation, the assimilation of acquired companies, changes in economic cycles, competition from other companies, changes in laws and governmental regulations applicable to the Company and other risk factors detailed in the Company's Securities and Exchange commission filings, including the Company's Prospectus dated March 16, 1998 contained in its Registration Statement on Form S-3 (No. 333-46225).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 6, 1998, in connection with the acquisition of the net operating assets of Loder, Drew & Associates ("LDA"), the Company issued 803,535 restricted, unregistered shares of its common stock to the former shareholders of LDA. The shares were issued pursuant to the exemption from registration provided by Section 4(a) of the Securities Act of 1933, as amended.

     On September 28, 1998, in connection with the acquisition of the net operating assets of Cost Recovery Professionals, Pty Ltd. ("CRP"), the Company issued 100,000 restricted, unregistered shares of its common stock to the former shareholders of CRP. The shares were issued pursuant to the exemption from registration provided by Section 4(a) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        2.1*   --  Asset Purchase Agreement dated as of July 31, 1998 among the
                   Company, The Profit Recovery Group International I, Inc.,
                   Loder, Drew & Associates, Inc., Ronald K. Loder and H.
                   Richard Byrne (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K pertaining to the LDA transaction filed on August 12, 1998).
        3.1    --  Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
                   registration statement number 333-1086 on Form S-1).
        3.2    --  Bylaws of the Registrant (incorporated by reference to
                   Exhibit 3.2 to Registrants's March 26, 1996 registration
                   statement number 333-1086 on Form S-1).
        4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 on Form S-3).

10.1              --  Syndication Amendment and Assignment dated as of September 17, 1998 by and among the Registrant, certain of subsidiaries of the Registrant and various banking institutions; Credit Agreement dated as of July 29, 1998 among the Registrant, certain subsidiaries of the Registrant and various banking institutions.
10.2              --  Sublease agreement dated June 1, 1998, by and between Electrolux, LLC and a subsidiary of the
                      Registrant.
10.3              --  Sub-Sublease Agreement dated August 19, 1998 by and between a subsidiary of the Registrant and
                      Manhattan Associates, Inc.
10.4              --  Lease agreement dated July 17, 1998 by and between Wildwood Associates and a subsidiary of the
                      Registrant.
10.5              --  The Profit Recovery Group International, Inc. Stock Incentive Plan.
10.6              --  Description of The Profit Recovery Group International, Inc. Executive Incentive Plan.
27.1              --  Financial Data Schedule (for SEC use only).

---------------

* The Company has received confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission. In addition, in accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrar will furnish supplementally a copy of any omitted schedule to the Commission upon request.

     (b) Reports on Form 8-K.

     The Registrant filed two reports on Form 8-K during the quarter ended September 20, 1998:

          (1) Form 8-K pertaining to the issuance of securities pursuant to Regulation S in the Novexel transaction, as required by Item 9 of Form 8-K, was filed on August 12, 1998.

          (2) Form 8-K describing the LDA transaction, as required by Item 2 thereof, and containing the audited financial statements of LDA, and related pro forma financial information, as required by Item 7 thereof, was filed on August 12, 1998.

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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: November 12, 1998                                            By: /s/ DONALD E. ELLIS, JR.
                                                            --------------------------------------------
                                                                        Donald E. Ellis, Jr.
                                                                       Senior Vice President,
                                                                           Treasurer and
                                                                      Chief Financial Officer
                                                                   (principal financial officer)

Dated: November 12, 1998                                             By: /s/ MICHAEL R. MELTON
                                                            --------------------------------------------
                                                                         Michael R. Melton
                                                                     Vice President -- Finance
                                                                   (principal accounting officer)