Form 10-Q/A
period 1998-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1998-12-04
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1
                             ---------------------

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

     The Registrant is hereby filing Amendment No. 1 to Form 10-Q for the quarter ended September 30, 1998 for the purpose of supplementing certain disclosures contained in (i) Note G of Notes to Condensed Consolidated Financial Statements and (ii) the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     The following represents the summary (unaudited) pro forma results of operations as if the acquisitions of Loder Drew and RBA had occurred at the beginning of 1998. All amounts are in thousands except per share information. The pro forma results are not necessarily indicative of the results that will occur in the future.

                                                      NINE MONTHS
                                                         ENDED
                                                  SEPTEMBER 30, 1998
                                                  ------------------
Revenues                                                $159,650
                                                        ========
Net earnings                                            $  9,520
                                                        ========
Earnings per share:
                                                        $    .42
  Basic                                                 ========
  Diluted                                               $    .39
                                                        ========

     The Company has not included pro forma accrual basis results of operations for its various smaller acquisitions with respect to the nine months ended September 30, 1998 since these entities have historically maintained their respective accounting records using the cash basis of accounting. The Company believes, however, that pro forma accrual basis results of operations for these entities, if determined, would not be significant, either individually or in the aggregate. It is not reasonably practicable to provide accrual basis pro forma results of operations for the nine months ended September 30, 1997.

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

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreement, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 unregistered, restricted shares of the Company's common stock. Additionally, the former owners of Loder Drew will be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the future performance of Loder Drew through December 31, 1999. Of this $70.0 million, up to $30.0 million is payable in the Spring of 1999 based on the financial performance of Loder Drew for the six months ending December 31, 1998. The Company considers it probable that the entire $30.0 million will ultimately become due and payable, and intends to borrow the entire amount of any required payment under its existing $200.0 million Credit Facility.

      During the seven quarters ended September 30, 1998, the Company acquired ten recovery audit firms. Additionally, the Company subsequently acquired Robert Beck & Associates along with certain related companies in October 1998. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and business providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues.

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

     The Company has a significant dependence on personal computer ("PC") systems both for internal accounting and for completion of audit engagements for its clients. It has recently completed an inventory of those PC systems and expended approximately $745,000 to replace older hardware and software which was possibly incapable of handling the Year 2000, and intends to expend another $170,000 in the fourth quarter of 1998 to complete the process. The Company has adopted and enforced corporate standards for operating systems and administrative applications.
                                       11

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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: December 4, 1998                                              By: /s/ DONALD E. ELLIS, JR.
                                                            --------------------------------------------
                                                                        Donald E. Ellis, Jr.
                                                                       Senior Vice President,
                                                                           Treasurer and
                                                                      Chief Financial Officer
                                                                   (principal financial officer)

Dated: December 4, 1998                                              By: /s/ MICHAEL R. MELTON
                                                            --------------------------------------------
                                                                         Michael R. Melton
                                                                     Vice President -- Finance
                                                                   (principal accounting officer)