Form 10-K405
period 1998-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1999-03-18
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-28000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Common shares of the registrant outstanding at February 17, 1999 were 26,967,879. The aggregate market value, as of February 17, 1999, of such common shares held by non-affiliates of the registrant was approximately $722,562,000 based upon the last sales price reported that date on The Nasdaq Stock Market of $34.375 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on May 11, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-K
                               DECEMBER 31, 1998

                                                                           PAGE
                                                                           ----
Part I
  Item  1.   Business....................................................    1
  Item  2.   Properties..................................................    9
  Item  3.   Legal Proceedings...........................................    9
  Item  4.   Submission of Matters to a Vote of Security Holders.........    9
Part II
  Item  5.   Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................    9
  Item  6.   Selected Consolidated Financial Data........................   10
  Item  7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   12
  Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk......................................................   19
  Item  8.   Financial Statements and Supplementary Data.................   20
  Item  9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   44
Part III
  Item 10.   Directors and Executive Officers of the Registrant..........   44
  Item 11.   Executive Compensation......................................   44
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   44
  Item 13.   Certain Relationships and Related Transactions..............   44
Part IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................   44
Signatures...............................................................   49

                                     PART I

ITEM 1.  BUSINESS

     The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is a leading provider of accounts payable and other recovery audit services to large businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include:

     - retailers such as discount, department, specialty, grocery and drug stores;

     - manufacturers of pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

     - wholesale distributors of computer components, food products and pharmaceuticals;

     - technology companies that engage in telecommunications, computer equipment assembly and software development; and

     - healthcare providers such as hospitals and health maintenance organizations.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, the complexity of various tax laws results in overpayments to governmental agencies. Services such as freight, telecommunications and utilities provided to businesses under complex pricing arrangements also can result in overpayments. All of these overpayments result in "lost profits." The Company's trained, experienced audit specialists use sophisticated proprietary technology and advanced audit techniques and methodologies to identify overpayments to vendors and tax authorities. The Company receives a contractual percentage of overpayments it identifies and its clients recover. The Company continuously updates and refines its proprietary databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates, but excluding confidential client data.

     The Company currently conducts business in 23 countries under three distinct operating segments. See Note 11 of Notes to Consolidated Financial Statements for worldwide operating segment disclosures.

THE RECOVERY AUDIT INDUSTRY

     Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex tax and pricing arrangements find it difficult to detect all payment errors. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between purchasing and payables departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include vendor pricing errors, missed or inaccurate discounts, allowances and rebates, incorrect freight charges and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively narrow profit margins. For example, the Company believes that a typical U.S. retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues.

     Although internal recovery audit departments identify some payment errors, independent recovery audit firms often are retained by businesses to identify additional overpayments. In the U.S. and Canada, large retailers routinely engage independent recovery audit firms as standard business practice and businesses in other industries increasingly are using independent recovery audit firms. Outside the U.S., the Company believes that large retailers and certain other businesses also increasingly are engaging independent recovery audit firms.

     Increasingly, businesses use technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving informa-tion and remit payments. These paperless transactions are widely referred to as EDI, and implementation of this technology is accelerating. EDI streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

     The Company believes that many businesses increasingly are outsourcing internal recovery functions to independent recovery audit firms. Factors contributing to this trend include the following:

     - a need for significant investments in technology, especially in an EDI environment, which the Company believes are greater than even large businesses often can justify;

     - an inability to duplicate the breadth of industry and auditing expertise of independent recovery audit firms;

     - a desire to focus limited resources on core competencies; and

     - a desire for larger and more timely recoveries.

     The domestic and international recovery audit industry is characterized by several large and many small, local and regional firms. Many local and regional recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are even less equipped to audit large EDI accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes significant opportunities exist for recovery audit firms with a national and international presence, well-trained and experienced professionals, and the advanced technology required to audit increasingly complex accounts payable systems.

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

     The Company is a leader in developing and utilizing sophisticated software audit tools and techniques that enhance the identification and recovery of payment errors. In EDI accounts payable systems, the Company's proprietary software audit tools and data processing capabilities enable auditors to sort, filter and evaluate transactions in greater line-item detail. The Company has developed and continuously updates and refines its proprietary databases that serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates. These proprietary databases do not include confidential client information. The Company's technology provides uniform platforms for its auditors to offer consistent and proven audit techniques and methodologies based on a client's size, industry or geographic scope of operations.

     The Company also is a leader in establishing new recovery audit practices to reflect evolving industry trends. The Company's auditors are highly trained and many have joined the Company from finance-related management positions in the industries the Company serves. To support its auditors, the Company provides data processing, marketing, training and administrative services.

THE PROFIT RECOVERY GROUP STRATEGY

     The Company's objective is to be the leading worldwide provider of recovery audit services. Its strategy to achieve this objective consists of the following elements:

     - Pursue Acquisitions. The Company intends to continue pursuing the acquisition of domestic and international businesses, including both direct competitors and businesses providing complementary recovery audit services. The following sets forth a list of acquisitions completed from January 1, 1997 through December 31, 1998:

                                                        PRIMARY         PRIMARY RECOVERY
         COMPANY ACQUIRED                DATE        REGION SERVED   AUDIT OR OTHER SERVICE
----------------------------------       ----        -------------   ----------------------
 1. Shaps Group, Inc..............  January 1997        U.S.         Accounts Payable
 2. Accounts Payable Recovery
     Services, Inc................  February 1997       U.S.         Accounts Payable
 3. The Hale Group................  May 1997            U.S.         Accounts Payable
 4. Financiere Alma S.A. and
     subsidiaries.................  October 1997       France        Taxation
 5. TradeCheck, LLC...............  November 1997       U.S.         Ocean Freight
 6. Precision Data Link...........  March 1998          U.S.         Air Freight
 7. The Medallion Group...........  June 1998           U.S.         Air Freight
 8. Novexel S.A...................  July 1998          France        Government Grant
                                                                       Procurement
 9. Loder, Drew & Associates,
     Inc..........................  August 1998         U.S.         Accounts Payable
10. Cost Recovery Professionals
     Pty Ltd......................  September 1998    Australia      Accounts Payable
11. Robert Beck & Associates, Inc.
     and related businesses.......  October 1998        U.S.         Accounts Payable
12. IP Strategies SA..............  November 1998      Belgium       Government Grant
                                                                       Procurement
13. Industrial Traffic
     Consultants, Inc.............  December 1998       U.S.         Ground Freight

     - Expand International Operations. The Company believes international markets represent significant business opportunities and intends to continue expanding its international operations in the following ways:

        - establishing a local presence to attract new clients;

        - opening offices to serve the expanding operations of multi-national clients; and

        - acquiring established recovery audit companies and other businesses.

      Currently, the Company operates outside the United States in the following locations:

- Argentina
- Australia
- Belgium
- Brazil
- Canada
- China
- France
- Germany
- Hong Kong
- Indonesia
- Malaysia
- Mexico
- The Netherlands
- New Zealand
- The Philippines
- Singapore
- South Africa
- South Korea
- Switzerland
- Taiwan
- Thailand
- United Kingdom

      In the last 12 months, PRG commenced operations in the following locations:

- Argentina                     - The Philippines
- Brazil                        - South Africa
- China                         - South Korea

       The Company may commence operations during 1999 in additional countries, including Italy, Portugal and Spain.

     - Expand Client Base. The Company seeks to increase its worldwide client base within the industries it serves. The Company believes that its typical fee arrangement enhances its ability to attract new clients because clients pay a contractually negotiated percentage of overpayments identified by the Company and recovered by its clients. The Company principally targets large businesses having at least $500.0 million in annual revenues, although smaller businesses may also be attractive clients.

     - Expand Recovery Audit Services. The Company seeks to expand its recovery audit services beyond its traditional accounts payable recovery audit business. Areas targeted for further expansion include freight, telecommunications, utilities, and sales and property tax recovery audits. For example, the Company recently began offering air freight audit services with its acquisitions of Precision Data Link and The Medallion Group.

     - Maintain High Client Retention Rates. The Company has historically maintained very high rates of client retention. The Company intends to maintain and improve its high client retention rates by providing comprehensive recovery audit services, utilizing highly trained auditors, and continuing to refine its advanced audit technology.

     - Maintain Technology Leadership. The Company believes its proprietary technology provides a significant competitive advantage, especially in audits of EDI accounts payable systems. The Company intends to continue making substantial investments in technology to maintain its leadership position and systems capabilities.

     - Promote Outsourcing Arrangements. The Company seeks to capitalize on the growing trend of businesses to outsource internal recovery audit efforts. The Company believes that its outsourcing clients benefit significantly from these arrangements because the Company generally completes its audits more quickly and identifies larger claims than internal recovery audit departments. The Company further believes that as clients convert their systems to EDI, outsourcing arrangements involving recovery audit work will become increasingly prevalent due in part to the absence of traditional "audit trail" documents.

THE PROFIT RECOVERY GROUP SERVICES

     The Company provides accounts payable and other recovery audit services. The Company expects that accounts payable recovery audit services will continue to represent a majority of its revenues in 1999.

 Accounts Payable Recovery Audit Services

     Using its proprietary technology, audit techniques and methodologies, the Company conducts either primary or, for retail clients, secondary accounts payable audits. In primary audits, the Company is the first independent recovery audit firm engaged. In secondary audits, the Company audits behind another independent recovery audit firm. A substantial majority of accounts payable audits conducted by the Company are primary audits.

     Primary Audits. Although the Company is flexible in structuring recovery audit programs to meet the individual needs of its clients, there are two basic types of primary accounts payable audits conducted by the Company: (1) periodic audits, which are usually commenced up to 18 months after a client's fiscal year end; and (2) continuous audits, marketed as RecoverNow, which are commenced more closely following transaction dates.

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

     Under the Company's RecoverNow program, clients provide the Company with accounts payable data on a regular basis, often within 90 days following the payment transaction. The Company believes its RecoverNow program generates larger client recoveries for several reasons, including the following:

     - transaction data, especially paper-based records, are more complete and accessible;

     - the impact of vendor bankruptcies is minimized because claims are made more timely and continuously throughout the year;

     - certain recoveries are facilitated when claims are made prior to the expiration of seasonal or other special pricing promotions; and

     - vendor relationships are improved because of on-going communications regarding billing and payment practices.

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

     Secondary Audits. In secondary audits, which are conducted primarily for retail clients, the Company conducts an accounts payable audit after another independent recovery audit firm has completed its audit. The Company usually receives a higher percentage recovery fee than it receives from primary audits because it generally is more difficult to detect payment errors in secondary audits. In most cases, the Company is able to identify significant payment errors not previously detected by a client's primary independent recovery audit firm. The Company utilizes secondary audits as a marketing strategy to obtain new, primary audit clients and believes it has been successful in implementing this strategy.

  Other Audit Services

     In addition to accounts payable audit services, the Company offers ancillary recovery audit and other services. These services may be offered individually or in conjunction with accounts payable audit services.

     - Tax Audits. The Company began offering tax recovery audit services in France with the October 1997 acquisition of Financiere Alma S.A. and subsidiaries ("Alma"). These services include the identification and recovery of business and personal property, workers compensation, real property and value added tax overpayments.

     - Freight Audits. The Company provides air, ground and ocean freight audits using its various proprietary freight recovery audit software. Certain of the Company's auditors specialize in freight audits. The Company may conduct freight audits in conjunction with accounts payable recovery audits.

     - Lease Compliance Audits. Real estate lease and landlord compliance audits involve an examination of all aspects of a client's facility lease arrangements to assist the client in identifying lease overpayments or expenses incurred through landlord noncompliance with lease terms.

     - Telecommunications Audits. This service assists clients in reducing their overall telecommunications costs. Auditors review clients' equipment, usage and systems configuration needs and recommend ways to reduce future telecommunications costs.

     - Utility Audits. Auditors review clients' electrical and natural gas requirements and analyze alternative rates and billing plans to verify that the billing was proper and that the proper tariff rate was applied.

     - Expense Reduction Audits. In France, the Company assists clients in reducing their costs for building and security services.

     - Government Grant Procurement Audits. With the recent acquisitions of Novexel S.A. and IP Strategies SA, the Company assists clients in securing available government grants and subsidies.

CLIENT CONTRACTS

     The Company's typical accounts payable client contract provides that the Company is entitled to a contractual percentage of overpayments recovered for clients. Clients generally recover claims by taking credits against outstanding payables or future purchases from the involved vendors. In many cases, the Company's auditors work on site with client personnel and continually monitor credits taken. In other situations, Company auditors schedule periodic reconciliations with clients to determine which claims have been processed for credit. The Company's typical accounts payable client contract imposes a duty on the client to process promptly all claims against vendors. In the interest of maintaining good vendor relations, however, many clients modify the typical client contract with the Company to provide that they retain discretion on whether to pursue collection of a claim. In the Company's experience, a client rarely foregoes the collection of a large, valid claim. In some cases, a vendor may dispute a claim by providing additional documentation or information supporting its position. Consequently, many clients revise the Company's standard client contract forms to clarify that the Company is not entitled to payment of its fee until the client recovers the claim from its vendor.

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

     The Company's typical tax recovery client contract provides that the Company is entitled to a contractual percentage of the taxes recovered and anticipated savings for a specified period following the audit. The Company recognizes revenues from its tax recovery audit services, other than for value added tax recovery audit services, when it receives notification that the applicable governmental agency has approved a claim, the client is entitled to a recovery, and an invoice is sent to the client requesting payment. For value added tax recovery audit services, the Company recognizes revenues when all documentation is filed with the appropriate government agency.

     Ancillary recovery audit services other than tax recovery audits include freight audits, lease compliance audits, telecommunications audits, utility audits and expense reduction audits. The Company recognizes revenues for these audits at the time overpayment claims are presented to and approved by its clients, as adjusted for estimated uncollectible claims.

     On average, the Company collects its accounts receivable between 140 and 170 days after revenues are recognized.

TECHNOLOGY

     The Company believes that its proprietary software audit tools and proprietary databases, together with its centralized data processing capabilities, provide it with a competitive advantage, especially when auditing complex EDI accounts payable systems. The Company has made substantial financial investments in developing its proprietary technology and expects to continue to do so. The Company also maintains an information services department dedicated to software development activities, including updating and modifying the Company's existing proprietary software.

  Data Preparation and Verification

     At the beginning of a typical accounts payable recovery audit engagement, the Company obtains transaction data from its client for the time period under audit. The Company receives this data typically by magnetic media, which is then reformatted into standardized and proprietary layouts at one of the Company's data processing facilities using the following:

     - IBM AS 400 midrange computers;

     - Windows NT and OS/2 Warp Connect servers; and

     - other PC-based platforms.

     The Company's experienced programmers then prepare statistical reports to verify the completeness and accuracy of the data. The Company delivers this reformatted data to its auditors who, using the Company's proprietary PC-based field audit software, sort, filter and search the data for overpayments. The Company also produces client-specific standard reports and statistical data for its auditors. These reports and data often reveal patterns of activity or unusual relationships suggestive of potential overpayment situations.

  Proprietary Databases

     The Company has developed and continuously updates and refines its proprietary accounts payable databases to assist it in providing recovery audit services to its domestic retail clients. These databases serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates. These proprietary databases, however, do not include confidential client information. Auditors use these databases to identify discounts, allowances and other pricing information not previously detected.

AUDITOR HIRING AND TRAINING

     Many of the Company's auditors formerly held finance-related management positions in the industries the Company serves. To meet its growing need for additional auditors, the Company also hires recent college graduates, particularly those with multi-lingual capabilities. While the Company has been able to hire a sufficient number of new auditors to support its growth, the Company may be unable to continue hiring sufficient numbers of qualified auditors to meet its future needs.

     The Company provides intensive in-house training for auditors utilizing many self-paced media including specialized computer-based training modules. The Company utilizes experienced auditors as full-time field trainers to assess each trainee's progress as he or she completes the training program. The in-house training program is continuously upgraded based on feedback from auditors and on changing industry protocols. Additional on-the-job training by experienced auditors enhances the in-house training and enables newly hired auditors to refine their skills. Because auditor compensation is based on team performance results, the Company believes senior auditors are motivated to continue training new auditors to maximize client recoveries and audit team compensation. As the Company hires new auditors, it may be unable to continue providing the same in-depth training or have sufficient numbers of experienced auditors to continue its on-the-job training program.

CLIENT BASE

     The Company provides its services principally to large businesses and certain governmental agencies having numerous payment transactions with many vendors. The Company principally targets large businesses having at least $500.0 million in annual revenues, although smaller businesses also may be attractive clients. Retailers constitute an important part of the Company's client and revenue base.

     For the years ended December 31, 1998, 1997 and 1996, the Company derived 22.2%, 33.8% and 34.6%, respectively, of its revenues from its five largest clients. None of the Company's clients individually represented 10% or greater of the Company's consolidated revenues for the year ended December 31, 1998.

SEASONALITY

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes substantially higher revenues and operating income in the last two quarters of its fiscal year.

SALES AND MARKETING

     The Company markets its services primarily through one-on-one meetings with executives of targeted clients. The decision to engage a recovery audit firm is similar to the decision to engage most professional service firms and usually involves a lengthy period of familiarization, investigation and evaluation by the prospective client. The sales cycle often exceeds one year in both domestic and international markets. In the U.S. and Canadian retailing industry, where the use of recovery audit services is a generally accepted business practice, the Company generally must displace a competing firm in order to expand market share. In many other countries and in other industries, recovery auditing is a new business service that requires an initial educational process in order to gain acceptance.

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

     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company's business. These include AuditPro(R), AuditPro 97(TM), EDI Inquiry(TM), Claims Management System(TM), FreightPro(TM), Profit Recovery Group International(R), PRG(R), RBAdvantage(TM), RecoverNow(R), ReportPro(TM), ScanSearch(TM) and Sentinel(TM).

COMPETITION

     The recovery audit business is highly competitive. The competitive factors affecting the market for the Company's recovery audit services include:

     - establishing and maintaining client relationships;

     - quality and quantity of claims identified;

     - experience and professionalism of audit staff;

     - rates for services;

     - technology; and

     - geographic scope of operations.

     The Company's principal competitors for accounts payable recovery audit services include local and regional firms and one firm, Howard Schultz & Associates, Inc., with a network of affiliate organizations in the U.S. and abroad. The Company's competitors for tax recovery audit services in France include major international accounting firms, tax attorneys and several smaller tax recovery audit firms.

     The Company believes that as large businesses expand internationally and implement EDI accounts payable systems, smaller recovery audit firms will lack the technology and infrastructure necessary to remain competitive unless they make substantial investments to upgrade and expand their skills, technologies and geographic scope of operations.

EMPLOYEES

     At December 31, 1998, the Company had approximately 1,880 employees, 1,230 of whom were located in the U.S. The majority of the Company's employees are involved in the audit function. The Company believes its employee relations are good.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in approximately 79,400 square feet of office space in Atlanta, Georgia. The Company leases this space under various agreements with primary terms expiring from December 2002 through February 2005. The Company's various operating units lease numerous other parcels of operating space in the 23 countries in which the Company currently conducts its business. Most of the Company's real property leases are individually less than 5 years in duration. The Company anticipates that additional space will be required as its business continues to expand, and believes that it will be able to obtain suitable space as needed. See Note 4 of Notes to Consolidated Financial Statements of the Company.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings that it believes could have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded under the symbol "PRGX" on The Nasdaq Stock Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company's bank credit facility specifically prohibit payment of cash dividends. At February 17, 1999, there were approximately 2,500 beneficial holders of the Company's common stock and 201 holders of record. The following table sets forth, for the quarters indicated, the range of high and low prices for the Company's common stock as reported by Nasdaq during 1998 and 1997.

1998 CALENDAR QUARTER                                          HIGH        LOW
---------------------                                         -------    -------
1st Quarter.................................................  $23        $15 1/2
2nd Quarter.................................................   29 1/2     21 3/8
3rd Quarter.................................................   34         18 7/8
4th Quarter.................................................   39 1/8     20 1/8

1997 CALENDAR QUARTER
------------------------------------------------------------
1st Quarter.................................................  $18 1/4    $11 1/16
2nd Quarter.................................................   16 1/8     11 3/4
3rd Quarter.................................................   20 1/8     13 5/8
4th Quarter.................................................   19 1/2     13 7/8

     On October 29, 1998, in connection with the acquisition of stock and certain net assets of Robert Beck & Associates, Inc. and related businesses ("RBA"), the Company issued 644,434 restricted, unregistered shares of its common stock to the former shareholders of RBA. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On November 20, 1998, in connection with the acquisition of the net assets of IP Strategies SA ("IP Strategies"), the Company issued 79,566 restricted, unregistered shares of its common stock to the former shareholders of IP Strategies. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On December 10, 1998, in connection with the acquisition of the net assets of Industrial Traffic Consultants, Inc. ("ITC"), the Company issued 48,274 restricted, unregistered shares of its common stock to the former shareholders of ITC. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 1998. Such historical consolidated financial data as of and for the five years ended December 31, 1998 have been derived from the Company's Consolidated Financial Statements and Notes thereto, which Consolidated Financial Statements have been audited by KPMG LLP, independent auditors. The audited Consolidated Balance Sheets as of December 31, 1998 and 1997 and the related Consolidated Statements of Earnings, Shareholders' Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 1998 and the report thereon, which in 1998 and 1997 is based partially upon the report of other auditors, are included elsewhere herein. The selected pro forma Statements of Earnings data for the three years ended December 31, 1996 are unaudited. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                 1998(1)    1997(2)     1996     1995(3)    1994
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF EARNINGS DATA:
  HISTORICAL
     Revenues..................................  $202,827   $112,363   $77,330   $56,031   $34,690
     Cost of revenues..........................   101,931     57,726    40,330    30,554    18,163
     Selling, general and administrative
       expenses................................    67,526     37,254    25,961    19,035    12,343
     Restructuring costs(4)....................        --      1,208        --        --        --
                                                 --------   --------   -------   -------   -------
          Operating income.....................    33,370     16,175    11,039     6,442     4,184
     Interest (expense), net...................    (3,509)      (403)     (100)   (1,630)     (544)
                                                 --------   --------   -------   -------   -------
          Earnings before income taxes.........    29,861     15,772    10,939     4,812     3,640
     Income taxes(5)...........................    11,715      6,149     7,789       305        --
                                                 --------   --------   -------   -------   -------
          Net earnings.........................  $ 18,146   $  9,623   $ 3,150   $ 4,507   $ 3,640
                                                 ========   ========   =======   =======   =======
     Cash dividends per share..................  $     --   $     --   $   .28   $   .93   $   .10
                                                 ========   ========   =======   =======   =======

                                                             YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------
                                                 1998(1)    1997(2)     1996     1995(3)    1994
                                                 --------   --------   -------   -------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
  PRO FORMA(6)
     Historical earnings before income taxes...                        $10,939   $ 4,812   $ 3,640
     Pro forma income taxes....................                          4,271     1,877     1,420
                                                                       -------   -------   -------
          Pro forma net earnings...............                        $ 6,668   $ 2,935   $ 2,220
                                                                       =======   =======   =======
  PER SHARE
     Earnings (pro forma earnings for 1996 and
       1995) per share -- basic................  $    .82   $    .52   $   .41   $   .24
                                                 ========   ========   =======   =======
     Earnings (pro forma earnings for 1996 and
       1995) per share -- diluted..............  $    .80   $    .51   $   .39   $   .21
                                                 ========   ========   =======   =======

                                                                    DECEMBER 31,
                                                 ---------------------------------------------------
                                                 1998(1)(7)   1997(2)    1996(8)    1995      1994
                                                 ----------   --------   -------   -------   -------
                                                                   (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents.................   $ 28,344    $ 19,386   $16,891   $   642   $ 1,284
     Working capital...........................     28,543      34,563    30,004     6,738     4,889
     Total assets..............................    387,382     133,885    68,318    30,268    13,779
     Long-term debt, excluding current
       installments............................    112,886      24,365       692    17,629     2,741
     Loans from shareholders...................         --          --        --     1,075     1,075
     Total shareholders' equity (deficit)......    165,504      63,072    40,559    (3,402)    2,356

---------------

(1) During 1998, the Company completed eight acquisitions including Precision Data Link (March), The Medallion Group (June), Novexel S.A. (July), Loder, Drew & Associates, Inc. (August), Cost Recovery Professionals Pty Ltd (September), Robert Beck & Associates, Inc. and related businesses (October), IP Strategies SA (November) and Industrial Traffic Consultants, Inc. (December). See Note 8 of Notes to Consolidated Financial Statements.
(2) During 1997, the Company completed five acquisitions including Shaps Group, Inc. (January), Accounts Payable Recovery Services, Inc. (February), The Hale Group (May), 98.4% of Financiere Alma, S.A. and its subsidiaries (October) and TradeCheck, LLC (November). See Note 8 of Notes to Consolidated Financial Statements.
(3) Effective January 1, 1995, the Company acquired Fial & Associates, Inc.
(4) Represents a charge to restructure and realign certain facets of the European management structure in recognition of emerging developments such as the Alma acquisition. See Note 14 of Notes to Consolidated Financial Statements.
(5) In April 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in 1995 and $3.7 million in 1996 for cumulative deferred income taxes. The Company's 1996 provision for income taxes of $7.8 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.1 million in tax provisions at a 39.0% composite effective rate for the three quarters subsequent to the March 26, 1996 initial public offering.
(6) The Company's predecessor entities prior to its initial public offering on March 26, 1996 generally were either corporations electing to be taxed as Subchapter S corporations or partnerships. As a result, any income tax liabilities were the responsibilities of the respective shareholders and partners. Pro forma net earnings reflect, where applicable, a provision for income taxes to include the additional tax expense as if the Company had been subject to federal and state income taxes for all periods presented rather than the individual shareholders and partners.

(7) Balance Sheet Data as of December 31, 1998 reflect the receipt of net proceeds from the Company's March 1998 public offering of 2.0 million common shares. See Note 7 of Notes to Consolidated Financial Statements.
(8) Balance Sheet Data as of December 31, 1996 reflect the receipt of net proceeds from the Company's March 1996 initial public offering together with the partial use of such proceeds to repay substantially all debt obligations other than certain convertible debentures which were converted to equity immediately prior to the offering. See Note 7 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of accounts payable and other recovery audit services to large businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include retailers, manufacturers, wholesale distributors, technology companies and healthcare providers.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, the complexity of various tax laws results in overpayments to governmental agencies. Services such as freight, telecommunications and utilities provided to businesses under complex pricing arrangements also can result in overpayments. All of these overpayments result in "lost profits." The Company's trained, experienced audit specialists use sophisticated proprietary technology and advanced audit techniques and methodologies to identify overpayments to vendors and tax authorities. The Company receives a contractual percentage of overpayments it identifies and its clients recover.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Earnings for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
HISTORICAL
  Revenues................................................    100.0%    100.0%    100.0%
  Cost of revenues........................................     50.3      51.4      52.1
  Selling, general and administrative expenses............     33.3      33.2      33.6
  Restructuring costs.....................................       --       1.0        --
                                                              -----     -----     -----
          Operating income................................     16.4      14.4      14.3
  Interest (expense), net.................................     (1.7)     (0.4)     (0.2)
                                                              -----     -----     -----
          Earnings before income taxes....................     14.7      14.0      14.1
  Income taxes............................................      5.8       5.4      10.0
                                                              -----     -----     -----
          Net earnings....................................      8.9%      8.6%      4.1%
                                                              =====     =====     =====
PRO FORMA
  Historical earnings before income taxes.................                         14.1%
  Pro forma income taxes..................................                          5.5
                                                                                  -----
          Pro forma net earnings..........................                          8.6%
                                                                                  =====

1998 COMPARED WITH 1997

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retail industry. Revenues increased 80.5% to $202.8 million in 1998, up from $112.4 million in 1997.

     Domestic revenues increased to $143.5 million in 1998, up 75.7% from $81.7 million in 1997. Of this 75.7% increase, (i) 17.7% was contributed by existing clients served in both the 1997 and 1998 periods;

(ii) 52.9% was contributed by the four domestic recovery audit firms acquired in 1998; and (iii) 5.1% resulted from new clients.

     The Company considers international operations to be all operations located outside of the United States. International revenues increased 93.3% to $59.4 million in 1998, up from $30.7 million in 1997. Of this 93.3% increase, (i) 11.1% was contributed by four international recovery audit firms acquired in 1998, and (ii) 82.2% resulted from existing operations. The Company continues to believe that the rate of growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses is excluded.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based primarily upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included in cost of revenues are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues as a percentage of revenues decreased to 50.3% in 1998 from 51.4% in 1997.

     Domestically, cost of revenues as a percentage of revenues decreased to 51.7%, down from 53.1% in 1997. The 1998 improvement relates primarily to the operations of Loder, Drew & Associates, Inc., which the Company acquired effective July 1, 1998. Loder, Drew & Associates, Inc. conducts its business at a lower cost of revenues ratio than the Company's core domestic retail, wholesale and government operations.

     Internationally, cost of revenues as a percentage of revenues was 46.8% in both 1998 and 1997.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased slightly to 33.3% in 1998, up from 33.2% in 1997.

     Domestic selling, general and administrative expenses as a percentage of revenues increased to 32.1% in 1998, up from 30.6% in 1997. The Company's 1998 domestic selling, general and administrative expense percentage is higher than the comparable percentage in 1997 due to increased expenditures for various 1998 initiatives such as significantly expanded auditor hiring and training programs, significant additional resource commitments in the Company's information technology functions, and period costs associated with intensified mergers and acquisitions efforts.

     Internationally, selling, general and administrative expenses as a percentage of revenues decreased to 36.1% in 1998, down significantly from 40.0% in 1997. This improvement resulted primarily from various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $5.9 million in 1998 and $1.9 million in 1997.

     Restructuring Costs. In recognition of emerging developments such as the October 1997 acquisition of Financiere Alma S.A. and subsidiaries ("Alma"), the Company restructured and realigned certain facets of its European management structure in the fourth quarter of 1997 and incurred a pre-tax charge to earnings of $1.2 million. This charge consisted of employment termination costs directly applicable to four of the Company's senior European executives and residual contract costs due to an independent European advisor for services no longer required by the Company. Of the $1.2 million charge, $683,000 had been paid through December 31, 1997, and substantially all of the remaining $525,000 was paid in 1998.

     Operating Income. Operating income increased 106.3% to $33.4 million in 1998, up from $16.2 million in 1997. As a percentage of revenues, operating income increased to 16.4% of revenues in 1998, up from 14.4% in 1997. Excluding the effect of the $1.2 million nonrecurring pre-tax restructuring charge on 1997 operations, operating income would have been $17.4 million or 15.5% of total revenues.

     Interest (Expense), Net. Net interest expense for 1998 was $3.5 million, up considerably from $403,000 during 1997. The 1998 increase relates principally to interest on bank borrowings in connection with the Company's purchases of Alma, The Medallion Group ("Medallion"), Novexel S.A. ("Novexel"), Loder, Drew and Associates, Inc. ("Loder Drew"), Cost Recovery Professionals Pty Ltd ("CRP"), Robert Beck & Associates, Inc. and certain related businesses, ("Beck"), IP Strategies SA ("IPS") and Industrial Traffic Consultants, Inc. ("ITC").

     Earnings Before Income Taxes. Earnings before income taxes increased 89.3% to $29.9 million in 1998, up from $15.8 million in 1997. As a percentage of total revenues, earnings before income taxes were 14.7% in 1998 and 14.0% in 1997. Excluding the effect of the $1.2 million nonrecurring pre-tax restructuring charge on 1997 operations, earnings before income taxes as a percentage of total revenues would have been 15.1%.

     Income Taxes. The provisions for income taxes for 1998 and 1997 consist of federal, state and foreign income taxes at the Company's composite effective rate which approximates 39.0%.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basis earnings per share increased to 22.0 million for 1998, up from 18.4 million for 1997. This increase related primarily to 2.0 million common shares issued in a public offering of March 16, 1998 and common shares issued in connection with acquisitions of various companies.

1997 COMPARED WITH 1996

     Revenues. Revenues increased 45.3% to $112.4 million for 1997, up from $77.3 million in 1996.

     Domestic revenues increased 30.2% to $81.7 million in 1997, up from $62.7 million in 1996. Of this 30.2% increase, (i) 9.0% was contributed by existing clients served in both the 1996 and 1997 periods; (ii) 13.3% was contributed by the four recovery audit firms acquired in 1997; and (iii) 7.9% resulted from provision of services to new clients (net of the effect of revenues in 1996 from clients not served in 1997).

     International revenues increased 109.9% to $30.7 million in 1997, up from $14.6 million in 1996. Of this 109.9% increase, (i) 45.3% was contributed by operations of Alma subsequent to this October 1997 acquisition and (ii) 64.6% resulted from existing operations, primarily from services provided to new clients.

     Cost of Revenues. Cost of revenues as a percentage of revenues decreased to 51.4% in 1997 from 52.1% in 1996.

     Domestically, cost of revenues as a percentage of revenues increased slightly to 53.1% in 1997 from 52.7% in 1996. This increase related primarily to cost of revenues associated with revenues subsequently recognized on claims in process acquired as part of the Company's May 1997 acquisition of The Hale Group. These claims carried higher auditor compensation rates than those customarily paid by the Company. The remainder of these claims in progress were resolved in 1998.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenues decreased to 33.2% in 1997, down from 33.6% in 1996.

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

     Restructuring Costs. In recognition of emerging developments such as the Alma acquisition, the Company restructured and realigned certain facets of its European management structure in the fourth quarter of 1997 and incurred a pre-tax charge to earnings of $1.2 million. This charge consisted of employment termination costs directly applicable to four of the Company's senior European executives and residual contract costs due to an independent European advisor for services no longer required by the Company. Of the $1.2 million charge, $683,000 had been paid through December 31, 1997, and substantially all of the remaining $525,000 was paid in 1998.

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

     Interest (Expense), Net. Interest expense, net, increased to $403,000 in 1997, up from $100,000 in 1996. Interest expense, net, for 1997 consisted of (i) interest expense of $730,000, comprised primarily of interest on $24.8 million of bank borrowings outstanding since October 1997 which were used to finance a portion of the Alma acquisition, net of (ii) $327,000 of interest income derived primarily from overnight investments.

     Earnings Before Income Taxes. Earnings before income taxes increased 44.2% to $15.8 million, up from $10.9 million in 1996. As a percentage of total revenues, earnings before income taxes were 14.0% in 1997, down slightly from 14.1% in 1996. Excluding the effect of the $1.2 million nonrecurring pre-tax restructuring charge on 1997 operations, earnings before income taxes as a percentage of total revenues would have been 15.1%.

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

                                             1998 QUARTER ENDED                       1997 QUARTER ENDED
                                   --------------------------------------   --------------------------------------
                                   MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                   -------   -------   --------   -------   -------   -------   --------   -------
                                                                   (IN THOUSANDS)
Revenues.........................  $33,144   $38,934   $61,803    $68,946   $20,960   $25,858   $29,627    $35,918
Cost of revenues.................   17,956    20,326    30,078     33,571    11,529    13,331    14,693     18,173
Selling, general and
  administrative expenses........   13,029    13,991    19,312     21,194     8,196     8,723     8,790     11,545
Restructuring costs..............       --        --        --         --        --        --        --      1,208
                                   -------   -------   -------    -------   -------   -------   -------    -------
         Operating income........    2,159     4,617    12,413     14,181     1,235     3,804     6,144      4,992
Interest income (expense), net...     (324)      186    (1,451)    (1,920)       63        55        14       (535)
                                   -------   -------   -------    -------   -------   -------   -------    -------
         Earnings before income
           taxes.................    1,835     4,803    10,962     12,261     1,298     3,859     6,158      4,457
Income taxes.....................      715     1,884     4,297      4,819       506     1,491     2,400    1,752..
                                   -------   -------   -------    -------   -------   -------   -------    -------
         Net earnings............  $ 1,120   $ 2,919   $ 6,665    $ 7,442   $   792   $ 2,368   $ 3,758    $ 2,705
                                   =======   =======   =======    =======   =======   =======   =======    =======

                                             1998 QUARTER ENDED                       1997 QUARTER ENDED
                                   --------------------------------------   --------------------------------------
                                   MAR. 31   JUNE 30   SEPT. 30   DEC. 31   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                   -------   -------   --------   -------   -------   -------   --------   -------
Revenues.........................    100.0%    100.0%    100.0%     100.0%    100.0%    100.0%    100.0%     100.0%
Cost of revenues.................     54.2      52.2      48.7       48.7      55.0      51.6      49.6       50.6
Selling, general and
  administrative expenses........     39.3      35.9      31.2       30.7      39.1      33.7      29.7       32.1
Restructuring costs..............       --        --        --         --        --        --        --        3.4
                                   -------   -------   -------    -------   -------   -------   -------    -------
         Operating income........      6.5      11.9      20.1       20.6       5.9      14.7      20.7       13.9
Interest income (expense), net...     (1.0)      0.4      (2.3)      (2.8)      0.3       0.2       0.1       (1.5)
                                   -------   -------   -------    -------   -------   -------   -------    -------
         Earnings before income
           taxes.................      5.5      12.3      17.8       17.8       6.2      14.9      20.8       12.4
Income taxes.....................      2.1       4.8       7.0        7.0       2.4       5.8       8.1        4.9
                                   -------   -------   -------    -------   -------   -------   -------    -------
         Net earnings............      3.4%      7.5%     10.8%      10.8%      3.8%      9.1%     12.7%       7.5%
                                   =======   =======   =======    =======   =======   =======   =======    =======

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend reflects the inherent purchasing and operational cycles of the retailing industry, which continues to be the principal industry served by the Company. The Company's recent larger acquisitions, including the October 1997 acquisition of Alma, the August 1998 acquisition of Loder Drew and the October 1998 acquisition of Beck are not expected to affect this trend because these entities have historically experienced similar seasonality in their revenues and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. as agent for the group. As of December 31, 1998, the Company had $112.3 million in outstanding principal borrowings under its credit facility. In January 1999, the Company completed a public offering of its common stock which provided net proceeds to the Company of $92.8 million. After application of these net proceeds to repay borrowings under the credit facility, the outstanding principal borrowings under the facility approximated $19.5 million as of February 15, 1999.

     Net cash provided by operating activities was $11.3 million in 1998, $8.2 million in 1997 and $1.9 million in 1996. Excluding the effect of increased accounts receivable at December 31, 1998 from two large domestic audits which were in their start-up phases, net cash provided by operating activities would have been $14.8 million.

     Net cash used in investing activities was $131.2 million in 1998, $30.8 million in 1997 and $5.1 million in 1996. During 1998, the Company spent $113.3 million (net of cash acquired) as the cash portion of consideration paid for eight recovery audit firms.

     Net cash provided by financing activities was $128.9 million in 1998, $25.0 million in 1997 and $19.4 million in 1996. Net cash provided by financing activities in 1998 consisted primarily of $112.6 million in credit facility borrowings and $43.0 million in net proceeds from the sale of common stock, offset in part by a $24.9 million in debt repayments. Net proceeds from the sale of common stock primarily relate to the Company's public sale of 2.0 million newly issued common shares in an underwritten offering which was completed in March 1998.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock. Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the accompanying December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million payment is due in the Spring of 1999, and the Company intends to borrow the entire amount under its existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999. The Company is presently unable to estimate what portion, if any, of this $40.0 million will ultimately become due and payable since the required financial performance payment thresholds for 1999 significantly exceed Loder Drew's actual performance for 1998. The Company currently anticipates that any portion of the $40.0 million which ultimately becomes due and payable will be borrowed under its existing $200.0 million credit facility to the extent that excess cash derived from the increased financial performance of the Loder Drew division is insufficient to satisfy any required payment.

     During the two year period ended December 31, 1998, the Company acquired thirteen recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

     The Company from time to time issues restricted, unregistered common stock in partial consideration for the business entities it acquires. The timing and quantity of any future securities issuances are not susceptible to estimation. Additionally, if the Company is successful in arranging for future acquisitions which individually or collectively are large relative to the Company's size, it may need to secure additional debt or equity financing. There are no current plans to seek such financing.

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 1999 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2000 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

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

     The Company has undertaken, but not completed, an assessment of its Year 2000 issues. The assessment is scheduled for completion in March 1999, pending receipt of information from third parties whose software and hardware are integral components of the Company's information technology systems. Preliminary analysis indicates that exposure is limited by the fact that the Company has virtually no active information technology systems that are more than two years old and has no non-information technology systems that could materially impact the Company's operations.

     The Company has a significant dependence on personal computer systems both for internal accounting and for completion of audit engagements for its clients. It recently has completed an inventory of those personal computer systems and expended approximately $750,000 during 1998 to replace older hardware and software which was possibly not Year 2000 compliant. Another $250,000 is expected to be spent in 1999 to complete the required upgrades. The Company has adopted and enforced corporate standards for operating systems and administrative applications.

     The Company has not verified that its financial accounting software is Year 2000 compliant because it made a decision totally independent of any Year 2000 issue to replace substantially all of its existing financial packages. Replacement of certain general accounting components was completed in January 1999. Replacement of the balance of the financial accounting systems is scheduled for mid-year 1999. As of December 31, 1998, the Company has estimated that it will incur additional capital expenditures of approximately $2.6 million through 1999 to complete its financial accounting systems project. Any portion of this cost which cannot be funded from current operations will be financed under the Company's existing $200.0 million credit facility.

     One of the existing internally developed financial system components is not Year 2000 compliant. The Company has initiated a complete rewrite of that component as part of its overall plan to replace the existing financial systems. This component is reasonably complex, and there is some risk that it will not be completed on schedule. Failure to complete the system by the end of 1999 could result in inability of the Company's systems to accurately determine its revenues or calculate incentive compensation for its employees. In the unlikely event that the replacement is not completed in time to handle Year 2000 transactions, the Company would be forced to hire temporary staff to perform the tasks manually. The potential cost cannot be estimated, but the Company believes that the impact would be immaterial to its financial position or results of operations.

     Certain of the Company's international operations continue to utilize an older version of the Company's proprietary recovery audit software which is not Year 2000 compliant. Plans are in place to upgrade all operations to the current version by mid-year 1999. The only significant issue in completing the upgrade is developing a training plan in the native language of the users. If the upgrade is not completed, affected international auditors may be required to utilize other less effective audit tools, techniques and processes, and the Company could suffer a loss of revenues outside the U.S. as a result.

     The Company has made and continues to make acquisitions of other companies in the recovery audit business. It is possible that the Company might acquire a business with a significant risk from Year 2000 issues. The Company's preliminary risk assessment did not include assessment of risks within Alma, which was acquired by the Company in October 1997. Alma's financial systems are separate from and independent of the Company's other financial systems, and are subject to similar risks which are in the process of being specifically identified and quantified. Should completion of the Year 2000 Alma risk assessment indicate the existence of significant problems, the Company could experience a loss of revenues from Alma's operations. The Company's long-range plan includes conversion of Alma's financial systems to the same packaged software utilized by the rest of the Company.

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

FORWARD-LOOKING STATEMENTS

     Statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations which look forward in time involve risks and uncertainties and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks and uncertainties include the following:

     - the Company's assessment of the state of its Year 2000 readiness;

     - unanticipated expenditures and potential risks;

     - the adequacy of the Company's current working capital and other available sources of funds;

     - the ability of the Company to successfully implement its operating strategy and acquisition strategy;

     - the Company's ability to manage rapid expansion, including, without limitation, the assimilation of acquired companies;

     - changes in economic cycles;

     - competition from other companies;

     - changes in laws and governmental regulations applicable to the Company;
       and

     - other risk factors detailed in this Form 10-K and in the risk factors section of the Company's Prospectus dated January 8, 1999 contained in its Registration Statement on Form S-3 (No. 333-67711).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Reports...............................    21
Consolidated Statements of Earnings for the Years ended
  December 31, 1998, 1997 and 1996..........................    23
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................    24
Consolidated Statements of Shareholders' Equity (Deficit)
  for the Years ended December 31, 1998, 1997 and 1996......    25
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1998, 1997 and 1996..........................    26
Notes to Consolidated Financial Statements..................    27

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Profit Recovery Group International, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related Consolidated Statements of Earnings, Shareholders' Equity (Deficit), and Cash Flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of Financiere Alma, S.A. and subsidiaries, which financial statements reflect total assets constituting 7% and 12% and total revenues constituting 12% and 6% in 1998 and 1997, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Financiere Alma, S.A. and subsidiaries, is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Atlanta, Georgia
February 10, 1999

                          INDEPENDENT AUDITORS' REPORT

The Directors and Shareholders of
Financiere Alma, S.A.

     We have audited the consolidated balance sheets of Financiere Alma, S.A. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year ended December 31, 1998 and the three months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Financiere Alma, S.A. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the three months ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                               ERNST & YOUNG Entrepreneurs
                                                 Departmente d'E&Y Audit

                                                        Any Antola

Paris, France
January 25, 1999

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1998          1997         1996
                                                              ----------    ----------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL
Revenues....................................................   $202,827      $112,363      $77,330
Cost of revenues............................................    101,931        57,726       40,330
Selling, general and administrative expenses (Note 2).......     67,526        37,254       25,961
Restructuring costs (Note 14)...............................         --         1,208           --
                                                               --------      --------      -------
          Operating income..................................     33,370        16,175       11,039
Interest (expense), net (Note 2)............................     (3,509)         (403)        (100)
                                                               --------      --------      -------
          Earnings before income taxes......................     29,861        15,772       10,939
Income taxes (Note 5).......................................     11,715         6,149        7,789
                                                               --------      --------      -------
          Net earnings......................................   $ 18,146      $  9,623      $ 3,150
                                                               ========      ========      =======
PRO FORMA
Historical earnings before income taxes.....................                               $10,939
Pro forma income taxes (Note 5).............................                                 4,271
                                                                                           -------
          Pro forma net earnings............................                               $ 6,668
                                                                                           =======
PER SHARE (NOTE 13)
Earnings (pro forma earnings for 1996) per share -- basic...   $    .82      $    .52      $   .41
                                                               ========      ========      =======
Earnings (pro forma earnings for 1996) per
  share -- diluted..........................................   $    .80      $    .51      $   .39
                                                               ========      ========      =======

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1997
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                      DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 28,344    $ 19,386
  Receivables:
    Billed contract receivables.............................    26,348      12,100
    Unbilled contract receivables...........................    68,001      41,771
    Employee advances.......................................     6,791       2,299
                                                              --------    --------
         Total receivables..................................   101,140      56,170
                                                              --------    --------
  Prepaid expenses and other current assets.................     2,520       2,430
                                                              --------    --------
         Total current assets...............................   132,004      77,986
                                                              --------    --------
Property and equipment:
  Computer and other equipment..............................    26,123      10,658
  Furniture and fixtures....................................     2,738       2,111
  Leasehold improvements....................................     4,410       1,760
                                                              --------    --------
                                                                33,271      14,529
  Less accumulated depreciation and amortization............    10,514       5,760
                                                              --------    --------
         Property and equipment, net........................    22,757       8,769
                                                              --------    --------
Noncompete agreements, less accumulated amortization of
  $4,793 in 1998 and $3,797 in 1997.........................     2,475       3,471
Deferred loan costs, less accumulated amortization of $236
  in 1998 and $40 in 1997...................................     1,802          24
Goodwill, less accumulated amortization of $5,967 in 1998
  and $986 in 1997..........................................   223,508      39,591
Deferred income taxes (Note 5)..............................     3,158       3,585
Other assets................................................     1,678         459
                                                              --------    --------
                                                              $387,382    $133,885
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank.....................................  $     49    $     81
  Current installments of long-term debt (Note 3)...........       630       1,428
  Accounts payable and accrued expenses.....................    13,556       4,835
  Accrued business acquisition consideration (Note 8).......    30,000          --
  Accrued payroll and related expenses......................    44,678      26,075
  Deferred income taxes (Note 5)............................    13,310       9,917
  Deferred tax recovery audit revenue.......................     1,238       1,087
                                                              --------    --------
         Total current liabilities..........................   103,461      43,423
Long-term debt, excluding current installments (Note 3).....   112,886      24,365
Deferred compensation (Note 6)..............................     3,453       2,563
Other long-term liabilities.................................     2,078         462
                                                              --------    --------
         Total liabilities..................................   221,878      70,813
                                                              --------    --------
Shareholders' equity (Notes 3, 6, 7 and 9):
  Preferred stock, no par value. Authorized 1,000,000
    shares; none issued or outstanding in 1998 and 1997.....        --          --
  Common stock, no par value; $.001 stated value per share.
    Authorized 60,000,000 shares; issued and outstanding
    24,037,919 shares in 1998 and 19,193,676 shares in
    1997....................................................        24          19
  Additional paid-in capital................................   133,725      48,195
  Retained earnings.........................................    34,153      16,007
  Accumulated other comprehensive loss......................    (2,398)     (1,149)
                                                              --------    --------
         Total shareholders' equity.........................   165,504      63,072
                                                              --------    --------
Commitments and contingencies (Notes 2, 3, 4 and 8)
                                                              $387,382    $133,885
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                         ACCUMULATED
                                                                            OTHER
                                                                        COMPREHENSIVE
                                                                        INCOME (LOSS)-
                                                           RETAINED        FOREIGN                           TOTAL
                                            ADDITIONAL     EARNINGS        CURRENCY                      SHAREHOLDERS'
                                   COMMON    PAID-IN     (ACCUMULATED    TRANSLATION     COMPREHENSIVE       EQUITY
                                   STOCK     CAPITAL       DEFICIT)      ADJUSTMENTS        INCOME         (DEFICIT)
                                   ------   ----------   ------------   --------------   -------------   --------------
                                                                      (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1995.....   $ 58     $ (1,108)     $(2,301)        $   (51)         $   --          $ (3,402)
Comprehensive income:
  Net earnings...................     --           --        3,150              --           3,150             3,150
  Other comprehensive income
    (loss) - foreign currency
    translation adjustments (no
    tax effect)..................     --           --           --             (31)            (31)              (31)
    Comprehensive income.........     --           --           --              --           3,119                --
Effect of reorganization,
  including termination of
  Subchapter S and partnership
  status (Note 1(a)).............      2      (10,464)      10,411              51              --                --
Conversion of 5% convertible
  debentures.....................     11       11,448           --              --              --            11,459
Effect of stock split............    (57)          57           --              --              --                --
Distributions....................     --           --       (4,876)             --              --            (4,876)
Issuances of common stock:
  Issuances under employee stock
    option plans (including tax
    benefits of $115)............     --          247           --              --              --               247
  Other common stock issuances...      4       34,008           --              --              --            34,012
                                    ----     --------      -------         -------          ------          --------
BALANCE AT DECEMBER 31, 1996.....     18       34,188        6,384             (31)             --            40,559
Comprehensive income:
  Net earnings...................     --           --        9,623              --           9,623             9,623
  Other comprehensive income
    (loss) - foreign currency
    translation adjustments (no
    tax effect)..................     --           --           --          (1,118)         (1,118)           (1,118)
    Comprehensive income.........     --           --           --              --           8,505                --
Issuances of common stock:
  Issuances under employee stock
    option plans (including tax
    benefits of $263)............     --          629           --              --              --               629
  Other common stock issuances...      1       13,378           --              --              --            13,379
                                    ----     --------      -------         -------          ------          --------
BALANCE AT DECEMBER 31, 1997.....     19       48,195       16,007          (1,149)             --            63,072
Comprehensive income:
  Net earnings...................     --           --       18,146              --          18,146            18,146
  Other comprehensive income
    (loss) - foreign currency
    translation adjustments (no
    tax effect)..................     --           --           --          (1,249)         (1,249)           (1,249)
    Comprehensive income.........     --           --           --              --          16,897                --
Issuances of common stock:
  Issuances under employee stock
    option plans (including tax
    benefits of $1,096)..........     --        4,365           --              --              --             4,365
  Other common stock issuances...      5       81,165           --              --              --            81,170
                                    ----     --------      -------         -------          ------          --------
BALANCE AT DECEMBER 31, 1998.....   $ 24     $133,725      $34,153         $(2,398)         $   --          $165,504
                                    ====     ========      =======         =======          ======          ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998        1997       1996
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings..............................................  $  18,146   $  9,623   $  3,150
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     11,353      4,755      2,460
    Loss on sale of property and equipment..................        168         26         --
    Deferred compensation expense...........................        890        920        606
    Deferred income taxes...................................      3,820      1,703      6,823
    Foreign translation adjustments.........................     (1,249)    (1,118)       (31)
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Receivables...........................................    (36,607)   (12,388)   (16,237)
      Refundable income taxes...............................         --      1,325     (2,049)
      Prepaid expenses and other current assets.............        (42)      (929)      (226)
      Other assets..........................................       (303)        20       (316)
      Accounts payable and accrued expenses.................        650       (452)      (816)
      Accrued payroll and related expenses..................     13,579      4,644      8,520
      Deferred revenue......................................        125        103         --
      Other long-term liabilities...........................        724        (16)        --
                                                              ---------   --------   --------
         Net cash provided by operating activities..........     11,254      8,216      1,884
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (17,881)    (4,655)    (5,076)
  Acquisitions of businesses (net of cash acquired).........   (113,340)   (26,096)        --
                                                              ---------   --------   --------
         Net cash used in investing activities..............   (131,221)   (30,751)    (5,076)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Net repayments of notes payable to bank...................        (32)       (66)    (1,763)
  Proceeds from issuance of long-term debt..................    112,640     24,750         --
  Proceeds from loans from shareholders.....................         --         --      2,600
  Repayments of long-term debt..............................    (24,917)       (20)    (7,104)
  Repayments of loans from shareholders.....................         --         --     (3,675)
  Deferred loan costs.......................................     (1,797)        --         --
  Net proceeds from common stock............................     43,031        366     34,259
  Distributions.............................................         --         --     (4,876)
                                                              ---------   --------   --------
         Net cash provided by financing activities..........    128,925     25,030     19,441
                                                              ---------   --------   --------
         Net change in cash and cash equivalents............      8,958      2,495     16,249
Cash and cash equivalents at beginning of year..............     19,386     16,891        642
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  28,344   $ 19,386   $ 16,891
                                                              =========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $   2,636   $    592   $  1,091
                                                              =========   ========   ========
  Cash paid during the year for income taxes, net of refunds
    received................................................  $   6,494   $  3,266   $  3,585
                                                              =========   ========   ========
Supplemental disclosure of noncash investing and financing
  activities:
  In conjunction with acquisitions of businesses, the
    Company assumed liabilities as follows:
    Fair value of assets acquired...........................  $ 199,034   $ 50,619   $     --
    Cash paid for the acquisitions..........................   (113,340)   (26,096)        --
    Fair value of shares issued for acquisitions............    (42,504)   (13,379)        --
                                                              ---------   --------   --------
         Liabilities assumed................................  $  43,190   $ 11,144   $     --
                                                              =========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

  Description of Business

     The principal business of The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is providing accounts payable and other recovery audit services to large businesses and certain government agencies having numerous payment transactions with many vendors. These businesses include, but are not limited to, retailers, manufacturers, wholesale distributors, technology companies, and healthcare providers. The Company provides its services throughout the United States and in twenty-two other countries.

  Basis of Presentation

     On March 26, 1996, the Company completed the initial public offering of its common stock. In connection with the offering, a reorganization was effected. Immediately subsequent to this reorganization, the Company consisted of The Profit Recovery Group International, Inc. as the publicly traded parent company and seven wholly owned subsidiaries. All reorganization transactions were between parties under common control and, accordingly, were accounted for in a manner similar to that in a pooling-of-interests. Various additional operating entities, both domestic and international, have been acquired or established subsequent to the March 1996 reorganization.

(b) Principles of Consolidation

     The consolidated financial statements for the years ended December 31, 1998, 1997 and 1996 include the financial statements of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accepted claims basis of revenue recognition

     With respect to accounts payable and ancillary audit services for retailers, wholesale distributors and governmental agencies (the Company's historical client base), the Company recognizes revenues at the time

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES overpayment claims are presented to and approved by its clients, as adjusted for estimated uncollectible claims.

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

     During 1998, 1997 and 1996 revenues derived from accounts payable and ancillary services provided to retailers, wholesale distributors and governmental agencies represented 65.5%, 86.7% and 100.0%, respectively, of total revenues for such years.

Invoice basis of revenue recognition

     With regard to accounts payable and other recovery audit services provided to most entities other than retailers, wholesale distributors and governmental agencies, the Company recognizes revenues primarily when it invoices clients for its portion of amounts already recovered. This deferral of revenue recognition for these types of clients results principally from the Company's lack of a historical experience base to accurately estimate uncollectible claims. Revenues recognized in 1998 and 1997 on the invoice basis represented 34.5%

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES and 13.3%, respectively, of total revenues for such years. The Company did not serve entities other than retailers, wholesale distributors and governmental agencies (the Company's historical client base) in 1996.

(d) Cash Equivalents

     Cash equivalents at December 31, 1998 and 1997 included $6.3 million and $2.5 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on December 31, 1998 matured and was settled on January 4, 1999. In addition, certain of the Company's French subsidiaries at December 31, 1998 and 1997 had cash equivalents of $7.1 million and $4.7 million, respectively, in temporary investments held at a French bank.

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

(e) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 years for computer and other equipment and 5 years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated life of the asset.

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

(g) Internal Use Computer Software

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred. This pronouncement is effective for fiscal years beginning after December 15, 1998 although earlier application is encouraged. The Company chose to early adopt this pronouncement effective January 1, 1998 since it provides definitive accounting guidance on a large-scale information systems development project initiated by the Company during the first quarter of 1998.

(h) Intangibles

     Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company evaluates the unique relevant aspects of each individual acquisition when establishing an appropriate goodwill amortization period, and amortizes all goodwill amounts on a straight-line basis. Goodwill recorded as of December 31, 1998 is being amortized over periods ranging

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES from seven to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Noncompete Agreements. Noncompete agreements are recorded at cost and are amortized on a straight-line basis over the terms of the respective agreements.

     Deferred Loan Costs. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the terms of the respective loan agreements.

(i) Income Taxes

     The Company's predecessors (prior to April 24, 1995 for international entities and March 28, 1996 for domestic entities) consisted of Subchapter S corporations and a partnership. As such, the federal and state income taxes with regard to these entities historically have been the responsibility of the respective shareholders and partners. The results of operations for the year ended December 31, 1996 have been adjusted on a pro forma basis to reflect federal and state income taxes at a composite rate of 39% as if the Company's predecessors had been C corporations throughout that entire year.

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

(j) Foreign Currency Translation

     The local currency has been used as the functional currency in the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders' equity. Transaction gains and losses included in results of operations are not material.

(k) Earnings (Pro Forma Earnings) Per Share

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings (pro forma earnings) per share is computed by dividing net earnings (pro forma earnings) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (pro forma earnings) per share is computed by dividing net earnings (pro forma earnings) by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and
(3) dilutive effect of other potentially dilutive securities.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

(l) Employee Stock Options

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation", had been applied.

(m) Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net earnings and foreign currency translation adjustments, and is presented in the accompanying Consolidated Statements of Shareholders' Equity (Deficit). The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS 130 requirements.

(2)  RELATED PARTY TRANSACTIONS

     Prior to the Company's March 1996 initial public offering, the Company periodically borrowed funds from its principal shareholders. These loans were evidenced by promissory notes bearing interest at market rates. All loans from shareholders were repaid in full immediately subsequent to the Company's initial public offering.

     Interest expense on loans from shareholders for the year ended December 31, 1996 was approximately $38,000.

     Financial advisory and management services historically have been provided to the Company by two directors who are also shareholders of the Company. In addition, a director elected in 1995 provided management advisory services to the Company from July 1995 through December 1996, but no longer provided such services effective January 1, 1997. Such services by directors aggregated $140,000 in 1998,

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

$165,000 in 1997, and $293,000 in 1996. The Company has agreed to pay the above-mentioned two directors a minimum of $72,000 in 1999 for financial advisory and management services.

(3)  LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 is summarized as follows:

                                                                1998       1997
                                                              --------    -------
                                                                (IN THOUSANDS)
Principal outstanding under $200.0 million senior bank
  credit facility (with weighted average interest rate of
  6.98% at December 31, 1998). Principal due on July 29,
  2003 at credit facility maturity..........................  $112,300    $    --
Term bank loan under $30.0 million senior bank credit
  facility; $5.4 million of then outstanding borrowings
  transferred to replacement senior bank credit facility on
  July 29, 1998.............................................        --     24,750
Other.......................................................     1,216      1,043
                                                              --------    -------
                                                               113,516     25,793
Less current installments...................................       630      1,428
                                                              --------    -------
          Long-term debt, excluding current installments....  $112,886    $24,365
                                                              ========    =======

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. as agent for the group. As of December 31, 1998, the Company had $112.3 million in outstanding principal borrowings under its credit facility. The Company is not required to make principal payments under the credit facility until its maturity on July 29, 2003 unless the Company violates its debt covenants. The credit facility is secured by substantially all assets of the Company and interest on borrowings can be tied to either prime or LIBOR at the Company's discretion. The credit facility requires a fee for committed but unused credit capacity which can range between .20% and .45% per annum depending upon the Company's leverage ratio. As of December 31, 1998, the applicable rate for unused credit capacity was .375%. The credit facility contains customary covenants, including financial ratios and the prohibition of cash dividend payments to shareholders. At December 31, 1998, the Company was in compliance with all such covenants.

     On January 13, 1999, the Company successfully completed a public offering of 3.5 million shares of its common stock. Of the 3.5 million shares sold, 2.7 million shares were sold by the Company and 800,000 shares were sold by certain selling shareholders. The net proceeds from the 2.7 million shares sold by the Company combined with the net proceeds from an additional 191,000 shares subsequently sold by the Company in January 1999 upon exercise by the underwriting syndicate of their over-allotment option were approximately $92.8 million, and were applied to reduce outstanding borrowings under the $200.0 million bank credit facility.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Approximate future minimum annual principal payments for long-term debt for each of the five years subsequent to December 31, 1998 are as follows (in thousands):

1999........................................................  $    630
2000........................................................       169
2001........................................................       128
2002........................................................       133
2003........................................................   112,456

(4)  LEASE COMMITMENTS

     The Company is committed under noncancelable operating lease arrangements for facilities and equipment. Rent expense for 1998, 1997, and 1996 was $3.7 million, $3.0 million, and $2.5 million, respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
1999........................................................  $ 5,049
2000........................................................    4,746
2001........................................................    4,351
2002........................................................    4,139
2003........................................................    2,068
Thereafter..................................................    2,525
                                                              -------
                                                              $22,878
                                                              =======

(5)  INCOME TAXES

HISTORICAL

     In connection with the Company's March 1996 initial public offering, a reorganization occurred and the Subchapter S corporation status or partnership status of all then remaining domestic entities that comprised the Company was terminated. These terminations resulted in the establishment of a deferred tax liability of approximately $3.7 million and a corresponding charge to the 1996 Consolidated Statement of Earnings.

     The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 consists of the following (in thousands):

                                                               1998      1997     1996
                                                              -------   ------   ------
Current:
  Federal...................................................  $ 2,617   $1,171   $  413
  State.....................................................      570      375      153
  Foreign...................................................    4,708    2,900      400
                                                              -------   ------   ------
                                                                7,895    4,446      966
                                                              -------   ------   ------
Deferred:
  Federal...................................................    2,487      921    5,997
  State.....................................................      306      184      826
  Foreign...................................................    1,027      598       --
                                                              -------   ------   ------
                                                                3,820    1,703    6,823
                                                              -------   ------   ------
          Total.............................................  $11,715   $6,149   $7,789
                                                              =======   ======   ======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                              1998    1997    1996
                                                              ----    ----    ----
Statutory federal income tax rate...........................   35%     35%     34%
Foreign loss providing no tax benefit.......................    1      --      --
State income taxes, net of federal benefit..................    3       2       6
Nondeductible goodwill......................................    1      --      --
S corporation termination...................................   --      --      34
Other, net..................................................   (1)      2      (3)
                                                               --      --      --
                                                               39%     39%     71%
                                                               ==      ==      ==

     A summary of the components of deferred tax liabilities and assets as of December 31, 1998 and 1997 follows (in thousands):

                                                               1998       1997
                                                              -------    -------
Deferred income tax liabilities:
  Contract receivables......................................  $26,425    $16,974
  Prepaid expenses..........................................       28         --
  Accelerated depreciation for tax purposes.................      (62)       532
  Goodwill..................................................      328        177
  Acquisition related cash to accrual adjustments...........      384         --
  Capitalized software......................................    1,547         --
                                                              -------    -------
          Gross deferred tax liabilities....................   28,650     17,683
                                                              -------    -------
Deferred income tax assets:
  Accounts payable and accrued expenses.....................      149        438
  Accrued payroll and related expenses......................   10,633      5,912
  Cash to accrual conversion from termination of Subchapter
     S and partnership status...............................      133        309
  Deferred compensation.....................................    1,383        961
  Noncompete agreements.....................................      929        848
  Deferred revenues.........................................       --        577
  Deferred loan costs.......................................      104        182
  Foreign operating loss carryforward of foreign
     subsidiary.............................................      720        385
  Foreign tax credit carryforwards..........................    4,071      1,554
  State operating loss carryforwards........................      228         --
  Other.....................................................      868        185
                                                              -------    -------
          Gross deferred tax assets.........................   19,218     11,351
                                                              -------    -------
  Less valuation allowance..................................      720         --
                                                              -------    -------
          Net deferred tax liabilities......................  $10,152    $ 6,332
                                                              =======    =======

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. During 1998, a valuation allowance of $720,000 was established for certain foreign operating losses associated with the Company's foreign subsidiary in Singapore. No other valuation allowances were deemed necessary for any other deferred tax assets since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences, and net operating loss carryforwards and foreign tax credit carryforwards are expected to be utilized through related further taxable and foreign source earnings.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company currently has foreign income tax credit carryforwards amounting to $4.1 million, of which $1.0 million will expire in 2002 and $3.1 million will expire in 2003. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards.

(UNAUDITED) PRO FORMA

     The pro forma provision for income taxes reflects the income taxes as if the Company were subject to all federal and state income taxes for the three months ended March 31, 1996, rather than primarily by the individual shareholders and partners. Pro forma income taxes have been calculated using a 39% composite effective rate.

(6)  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation up to 15% and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $900 per participant. The Company may also make discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants' first year of service. Company contributions were approximately $425,000 in 1998, $130,000 in 1997 and $114,000 in 1996.

     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $890,000, $920,000, and $606,000 in 1998, 1997, and 1996, respectively.

     Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 750,000 shares of the Company's common stock which may be authorized unissued shares, reacquired shares or shares bought on the open market. Through December 31, 1998, share certificates for 67,533 shares had been issued to employees under the plan. The Company is not required to recognize compensation expense related to this plan.

(7)  COMMON STOCK

     Subsequent to the Company's March 1996 initial public offering of its common stock, all entities that comprise the Company are wholly owned subsidiaries of the publicly traded parent company, The Profit Recovery Group International, Inc., whose common stock is reflected in shareholders' equity on the accompanying December 31, 1998 and 1997 Consolidated Balance Sheets. Concurrent with the Company's initial public offering, The Profit Recovery Group International, Inc. declared a two-for-one stock split effected in the form of a stock dividend. All share and pro forma per share information has been adjusted to reflect the effect of the stock split.

     Immediately prior to the Company's March 26, 1996 initial public offering of its common stock, holders of $12.7 million in convertible debentures elected to convert $12.3 million into equity of the Company. The remaining debentures together with accrued interest on the entire $12.7 million were paid in April 1996 with a portion of the initial public offering proceeds. Additionally, $817,000 in deferred loan costs directly related to the debentures was reclassified as a reduction in shareholders' equity concurrent with the conversion of the debentures. In connection with the debentures origination, an investment banking firm received a warrant to purchase 63,530 shares of the Company's common stock for $5.89 per share. This warrant was exercised in full immediately prior to the Company's initial public offering.

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

     On March 16, 1998, the Company sold 2.0 million newly issued shares of its common stock and certain selling shareholders sold an additional 2.4 million outstanding shares in an underwritten follow-on offering. The offering was priced at $21.00 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998. In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 660,000 shares of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

     On January 8, 1999, the Company sold 2.7 million newly issued shares of its common stock and certain selling shareholders sold an additional 800,000 outstanding shares in an underwritten follow-on offering. The offering was priced at $34.00 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on January 13, 1999. The net proceeds from the 2.7 million shares sold by the Company, combined with the net proceeds from an additional 191,000 shares subsequently sold by the Company in late January 1999 upon exercise by the underwriting syndicate of their over-allotment option, were applied to reduce outstanding borrowings under the Company's $200.0 million bank credit facility. Additionally, 334,000 shares were sold in late January 1999 by certain selling shareholders in connection with the over-allotment option. The Company received no proceeds from the sale of such shares.

     Although the Company has issued no preferred stock through December 31, 1998, and has no present intentions to issue any preferred stock, such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further vote or action by the shareholders.

(8)  ACQUISITIONS

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers, and distributors of high technology products. The Company issued 375,000 unregistered shares of its common stock in the transaction which was accounted for as a pooling-of-interests. Since prior years' financial positions and results of operations of Shaps Group, Inc. are not material in relation to the Company's historical financial statements, the Company did not restate its prior years' consolidated financial statements.

     On February 11, 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. This transaction was accounted for as a purchase with consideration of $2.0 million in cash and 130,599 restricted, unregistered shares of the Company's common stock valued at $15.25 per share. This acquisition resulted in goodwill of $3.9 million which is being amortized over 15 years using the straight-line method.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     On May 23, 1997, the Company acquired all of the common stock of The Hale Group, a California-based company providing recovery audit services to healthcare entities. This transaction was accounted for as a purchase with consideration of $1.1 million in cash and 74,998 restricted, unregistered shares of the Company's common stock valued at $13.38 per share. This acquisition resulted in goodwill of $2.1 million which is being amortized over 15 years using the straight-line method.

     On October 7, 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a privately held recovery audit firm based in Paris, France. This transaction was accounted for as a purchase with consideration of $24.6 million in cash and approximately 859,000 restricted, unregistered shares of the Company's common stock with an aggregate fair value of $10.0 million. This acquisition resulted in goodwill of $33.0 million which is being amortized over 20 years using the straight-line method. The Company acquired the remaining interest in Alma in January 1999, as contractually required.

     On November 21, 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. This transaction was accounted for as a purchase with consideration of $700,000 in cash and 40,000 restricted, unregistered shares of the Company's common stock valued at $14.375 per share. This acquisition resulted in goodwill of $1.1 million which is being amortized over 15 years using the straight-line method.

     On March 20, 1998, the Company acquired the net assets of Ginger Quill, Inc., d/b/a Precision Data Link, a 22-person air freight recovery audit firm located in Salt Lake City, Utah. This transaction was accounted for as a purchase with consideration of $5.4 million in cash and 437,837 restricted, unregistered shares of the Company's common stock valued at $14.00 per share. This acquisition resulted in goodwill of $11.5 million which is being amortized over 25 years using the straight-line method.

     On June 19, 1998, the Company acquired the net assets of The Medallion Group, a 27-person air freight recovery audit operation located in Salt Lake City, Utah. This transaction was accounted for as a purchase with consideration of $5.2 million in cash and 213,721 restricted, unregistered shares of the Company's common stock valued at $16.66 per share. This acquisition resulted in goodwill of $11.2 million which is being amortized over 25 years using the straight-line method.

     On July 30, 1998, the Company acquired all of the outstanding capital stock of Novexel S.A., a Lyon, France-based company that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved cash of $3.7 million and 165,863 restricted, unregistered shares of the Company's common stock valued at $18.43 per share. This acquisition resulted in goodwill of $6.1 million which is being amortized over 20 years using the straight-line method.

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates, Inc. ("Loder Drew"), a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase with initial consideration of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock valued at $16.58 per share. Additionally, the prior owners of Loder Drew are entitled to additional purchase price consideration of $30.0 million in cash as of December 31, 1998, based on the financial performance of Loder Drew for the six month period then ended, and are eligible for further purchase price consideration up to a maximum of $40.0 million in cash conditioned on future financial performance of Loder Drew for the year ending December 31, 1999. This acquisition resulted in goodwill through December 31, 1998 of $112.0 million which is being amortized over 25 years using the straight-line method.

     On September 28, 1998, the Company acquired the net assets of Cost Recovery Professionals Pty Ltd, an Australia-based recovery auditing firm primarily serving clients in the retail sector. The transaction was accounted for as a purchase with consideration of $1.4 million and 100,000 restricted, unregistered shares of

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES the Company's common stock valued at $18.46 per share. This acquisition resulted in goodwill of $3.3 million which is being amortized over 25 years using the straight-line method.

     On October 29, 1998, the Company acquired all the issued and outstanding common stock of Robert Beck & Associates, Inc. ("RBA"), a direct retail sector recovery auditing competitor based in Ringwood, Illinois. The Company also simultaneously purchased either the common stock or substantially all net assets of certain other entities that provided management services to RBA. The acquisitions were accounted for under the purchase method of accounting, and the collective consideration paid for RBA and related entities consisted of $26.1 million in cash and 644,434 restricted, unregistered shares of the Company's common stock valued at $18.54 per share. This acquisition resulted in preliminary goodwill of $36.3 million which is being amortized over 25 years using the straight-line method. The purchase price allocation for this acquisition will not be finalized until the third quarter of 1999 since additional liabilities have yet to be determined for employee relocation costs and certain other costs pursuant to EITF Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

     On November 20, 1998, the Company acquired the net assets of IP Strategies SA, a Belgium-based firm that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved cash of $1.9 million and 79,566 restricted, unregistered shares of the Company's common stock valued at $20.42 per share. This acquisition resulted in goodwill of $3.3 million which is being amortized over 20 years using the straight-line method.

     On December 10, 1998, the Company acquired the net assets of Industrial Traffic Consultants, Inc., a ground freight processing and auditing firm based in Longwood, Florida. This transaction was accounted for as a purchase and involved cash of $1.9 million and 48,274 restricted, unregistered shares of the Company's common stock valued at $21.27 per share. This acquisition resulted in goodwill of $2.6 million which is being amortized over 25 years using the straight-line method.

     Results of operations for all 1998 and 1997 acquisitions accounted for under the purchase method of accounting have been included in the accompanying Consolidated Statements of Earnings from their respective dates of acquisition except for (a) the October 7, 1997 acquisition of Alma, which was included effective October 1, 1997, (b) the August 6, 1998 acquisition of Loder Drew, which was included effective July 1, 1998, and (c) the October 29, 1998 acquisition of RBA, which was included effective October 1, 1998.

     The following represents the summary (unaudited) pro forma results of operations as if the Alma, Loder Drew and RBA acquisitions had occurred at the beginning of 1997 (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revenues....................................................  $232,644   $164,764
                                                              ========   ========
Net earnings................................................  $ 17,695   $  7,404
                                                              ========   ========
Earnings per share:
  Basic.....................................................  $    .77   $    .36
                                                              ========   ========
  Diluted...................................................  $    .75   $    .35
                                                              ========   ========

     The Company has not included pro forma accrual basis results of operations for the various smaller acquisitions it made during 1998 and 1997 since these entities have historically maintained their respective accounting records using the cash basis of accounting. The Company believes, however, the pro forma accrual basis results of operations for these entities, if determined, would not be significant, either individually or in the aggregate.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(9)  STOCK OPTION PLAN

     The Company's Stock Incentive Plan, as amended, has authorized the grant of options to purchase 4,500,000 shares of the Company's common stock to key employees and directors. All options granted through December 31, 1998 have 10-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996:

                                                               1998      1997      1996
                                                              -------   -------   -------
Risk-free interest rates....................................      5.0%     6.17%     6.26%
Dividend yields.............................................       --        --        --
Volatility factor of expected market price..................     .550      .537      .396
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended December 31, 1998, 1997 and 1996 follows (in thousands, except for pro forma net earnings per share information):

                                                             1998      1997      1996
                                                            -------   -------   -------
Historical earnings before income taxes...................  $29,861   $15,772   $10,939
Income taxes (pro forma income taxes for 1996)............   11,715     6,149     4,271
                                                            -------   -------   -------
Net earnings (pro forma net earnings for 1996) before pro
  forma effect of compensation expense recognition
  provisions of SFAS No. 123..............................   18,146     9,623     6,668
Pro forma effect of compensation expense recognition
  provisions of SFAS No. 123..............................    2,691     1,382       504
                                                            -------   -------   -------
Pro forma net earnings....................................  $15,455   $ 8,241   $ 6,164
                                                            =======   =======   =======
Pro forma net earnings per share:
  Basic...................................................  $   .70   $   .45   $   .38
                                                            =======   =======   =======
  Diluted.................................................  $   .68   $   .44   $   .36
                                                            =======   =======   =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                    1998                    1997                    1996
                            ---------------------   ---------------------   ---------------------
                                        WEIGHTED-               WEIGHTED-               WEIGHTED-
                                         AVERAGE                 AVERAGE                 AVERAGE
                                        EXERCISE                EXERCISE                EXERCISE
                             OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding -- beginning
  of year.................  2,207,893    $12.44     1,258,030    $ 9.60       633,000     $5.53
Granted...................  1,698,500     27.55     1,030,263     15.47       677,030     13.16
Exercised.................   (227,580)     9.32       (65,100)     5.36       (28,000)     5.30
Forfeited.................    (50,800)    14.87       (15,300)    13.60       (24,000)     5.94
                            ---------               ---------               ---------
Outstanding -- end of
  year....................  3,628,013    $19.67     2,207,893    $12.44     1,258,030     $9.60
                            =========               =========               =========
Exercisable at end of
  year....................    515,735    $11.74       287,946    $ 9.12        94,400     $5.30
Weighted average fair
  value of options granted
  during year.............  $   15.72               $    8.96               $    6.44

     The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                                EXERCISABLE
                                      NUMBER     WEIGHTED-    WEIGHTED-   ------------------------
                                     OF SHARES    AVERAGE      AVERAGE    NUMBER      WEIGHTED-
             RANGE OF                 SUBJECT    REMAINING    EXERCISE      OF         AVERAGE
          EXERCISE PRICES            TO OPTION      LIFE        PRICE     SHARES    EXERCISE PRICE
          ---------------            ---------   ----------   ---------   -------   --------------
$5.30 - $10.99.....................    393,200   6.46 years    $ 5.63     149,600       $ 5.70
$11.00 - $21.00....................  1,900,313   8.21 years     14.80     366,135        14.21
Over $21.00........................  1,334,500   9.67 years     30.76          --           --

     The weighted average remaining contract life of options outstanding at December 31, 1998 was 8.6 years.

(10)  MAJOR CLIENTS

     The Company did not have any major clients during 1998 which individually provided revenues in excess of 10% of total revenues. The Company did, however, have two major clients during 1997, each of which provided revenues in excess of 10% of total revenues. Both major clients are mass merchandisers operating in the retail industry.

     During the years ended December 31, 1997 and 1996, the Company derived 10.4% and 14.4%, respectively, of its total revenues from its historically largest client. Additionally, during 1997 the Company derived 12.3% of its total revenues from another client due in large part to a nonrecurring situation involving concurrent audits of multiple years.

(11)  OPERATING SEGMENTS AND RELATED INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the methodology by which the Company reports information about its operating segments. The information for 1997 and 1996 has been restated from the prior year's presentation in order to conform to the 1998 presentation.

     The Company has three reportable operating segments consisting of Accounts Payable Services, Freight Services and Tax Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. These business units are managed separately because each business requires different technology and marketing strategies.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Accounts Payable Services consist of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers, wholesale distributors and governmental agencies (the Company's historical client base) and accounts payable services provided to various other types of business entities by the Company's Loder Drew & Associates division. The Accounts Payable Services operating segment conducts business in twenty-three countries.

     Freight Services consist primarily of various businesses acquired by the Company in 1998 and 1997 which audit freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, ground freight and overnight freight. This operating segment currently serves primarily businesses located in the United States, although rapid international expansion is planned.

     Tax Services consist primarily of various European businesses acquired by the Company in 1998 and 1997 which audit tax-related disbursements to identify and recover overpayments (primarily within France) and assist business entities throughout Europe in securing available grants.

     The accounting policies of the three reportable operating segments are the same as those described in Note (1). Revenues from Accounts Payable Services provided to retailers, wholesale distributors and governmental agencies are accounted for using the "accepted claims basis of revenue recognition" as set forth in Note (1)(c). Revenues from Accounts Payable Services provided by the Company's Loder Drew & Associates division and revenues from the Freight Services and Tax Services operating segments are accounted for using the "invoice basis of revenue recognition" as set forth in Note (1)(c).

     The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

     Segment information as of or for the years ended December 31, 1998, 1997 and 1996 follows (in thousands):

                                                   ACCOUNTS
                                                   PAYABLE    FREIGHT      TAX
                                                   SERVICES   SERVICES   SERVICES    TOTAL
                                                   --------   --------   --------   --------
1998
  Revenues.......................................  $170,231    $6,786    $25,810    $202,827
  Operating income...............................    22,674     4,002      6,694      33,370
  Total assets...................................   354,955     2,257     30,170     387,382
  Capital expenditures...........................    16,565       376        940      17,881
  Depreciation and amortization..................    10,858       113        382      11,353
1997
  Revenues.......................................  $105,649    $   82    $ 6,632    $112,363
  Operating income...............................    14,192        66      1,917      16,175
  Total assets...................................   118,489        --     15,396     133,885
  Capital expenditures...........................     4,598        --         57       4,655
  Depreciation and amortization..................     4,755        --         --       4,755
1996
  Revenues.......................................  $ 77,330    $   --    $    --    $ 77,330
  Operating income...............................    11,039        --         --      11,039
  Total assets...................................    68,318        --         --      68,318
  Capital expenditures...........................     5,076        --         --       5,076
  Depreciation and amortization..................     2,460        --         --       2,460

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table presents revenues by country based upon the location of clients served (in thousands):

                                                            1998       1997      1996
                                                          --------   --------   -------
United States...........................................  $143,473   $ 81,653   $62,701
France..................................................    26,265      8,279     1,178
United Kingdom..........................................    13,540      8,153     3,244
Canada..................................................    11,012      8,463     6,473
Mexico..................................................     3,568      2,444     1,338
Other...................................................     4,969      3,371     2,396
                                                          --------   --------   -------
                                                          $202,827   $112,363   $77,330
                                                          ========   ========   =======

     The following table presents long-lived assets by country based on location of the asset (in thousands):

                                                            1998       1997      1996
                                                          --------   --------   -------
United States...........................................  $203,004   $ 18,410   $11,015
France..................................................    39,483     33,093       248
United Kingdom..........................................       562        243       113
Canada..................................................       297        263       119
Mexico..................................................        94         72        56
Other...................................................     8,780        233       164
                                                          --------   --------   -------
                                                          $252,220   $ 52,314   $11,715
                                                          ========   ========   =======

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, receivables, notes payable to bank, accounts payable and accrued expenses, accrued business acquisition consideration, accrued payroll and related expenses, and deferred tax recovery audit revenue approximate fair value because of the short maturity of these instruments.

     The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt instruments at December 31, 1998 and 1997 was $111.4 million and $25.9 million, respectively, and the carrying value of the Company's long-term debt at December 31, 1998 and 1997 was $113.5 million and $25.8 million, respectively.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(13)  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 (in thousands except for earnings per share information):

                                                             1998      1997      1996
                                                            -------   -------   -------
Numerator:
  Numerator for basic earnings (pro forma earnings for
     1996) per share......................................  $18,146   $ 9,623   $ 6,668
  Interest accrued on convertible debt, net of income
     taxes................................................       --        --        97
                                                            -------   -------   -------
     Numerator for diluted earnings (pro forma earnings
       for 1996) per share................................  $18,146   $ 9,623   $ 6,765
                                                            =======   =======   =======
Denominator:
  Denominator for basic earnings (pro forma earnings for
     1996) per share -- weighted-average shares
     outstanding..........................................   22,038    18,415    16,268
  Effect of dilutive securities:
     Employee stock options...............................      752       494       545
     Convertible debt.....................................       --        --       539
     Common equivalent shares from the distribution
       payable ($4,875,576) divided by the initial public
       offering price of $11 per share (and weighted since
       the initial public offering).......................       --        --       105
                                                            -------   -------   -------
       Denominator for diluted earnings (pro forma
          earnings for 1996) per share....................   22,790    18,909    17,457
                                                            =======   =======   =======
Earnings (pro forma earnings for 1996) per
  share -- basic..........................................  $   .82   $   .52   $   .41
                                                            =======   =======   =======
Earnings (pro forma earnings for 1996) per
  share -- diluted........................................  $   .80   $   .51   $   .39
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

(14)  RESTRUCTURING COSTS

     In recognition of emerging developments such as the Alma acquisition, the Company restructured and realigned certain facets of its European management structure in the fourth quarter of 1997 and incurred a pre-tax charge to earnings of $1.2 million. This charge consisted of employment termination costs directly applicable to four of the Company's senior European executives and residual contract costs due to an independent European advisor for services no longer required by the Company. Of the $1.2 million charge, $683,000 had been paid through December 31, 1997, and substantially all of the remaining $525,000 was paid in 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 10, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements.

          For the following consolidated financial information included herein, see Index on Page 20:

            Independent Auditors' Reports...............................   21
            Consolidated Statements of Earnings for the Years ended
              December 31, 1998, 1997 and 1996..........................   23
            Consolidated Balance Sheets as of December 31, 1998 and
              1997......................................................   24
            Consolidated Statements of Shareholders' Equity (Deficit)
              for the Years ended December 31, 1998, 1997 and 1996......   25
            Consolidated Statements of Cash Flows for the Years ended
              December 31, 1998, 1997 and 1996..........................   26
            Notes to Consolidated Financial Statements..................   27

     (b) All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information is contained in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

     On November 10, 1998, Registrant filed Form 8-K regarding Registrant's October 29, 1998 acquisition of Robert Beck & Associates, Inc. and certain related businesses.

     On December 4, 1998, Registrant filed Form 8-K to update the financial statements and pro forma financial information contained in Registrant's August 12, 1998 Form 8-K relating to Registrant's acquisition of Loder Drew & Associates, Inc. on August 6, 1998.

     (d) Exhibits

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
   **2.1       --   Stock Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, Robert Beck & Associates, Inc., and the
                    shareholders of Robert Beck & Associates, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed
                    November 10, 1998).
   **2.2       --   Stock Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, Taylor, Blackburn & Associates, Inc., and
                    the shareholders of Taylor, Blackburn & Associates, Inc.
                    (incorporated by reference to Exhibit 2.2 to Registrant's
                    Form 8-K filed November 10, 1998).
   **2.3       --   Stock Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, John E. Flatley & Associates, Inc., and
                    the shareholder of John E. Flatley & Associates, Inc.
                    (incorporated by reference to Exhibit 2.3 to Registrant's
                    Form 8-K filed November 10, 1998).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
   **2.4       --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and Vincent Creadon, a sole
                    proprietorship. (incorporated by reference to Exhibit 2.4 to
                    Registrant's Form 8-K filed November 10, 1998).
   **2.5       --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and John H. Cavins, a sole
                    proprietorship. (incorporated by reference to Exhibit 2.5 to
                    Registrant's Form 8-K filed November 10, 1998).
   **2.6       --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, RBA Audits, Inc., and the shareholders of
                    RBA Audits, Inc. (incorporated by reference to Exhibit 2.6 to Registrant's Form 8-K filed November 10, 1998).
   **2.7       --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and John M. Kirkeide, a sole
                    proprietorship. (incorporated by reference to Exhibit 2.7 to
                    Registrant's Form 8-K filed November 10, 1998).
   **2.8       --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and Robert N. Beck, Jr., a sole
                    proprietorship. (incorporated by reference to Exhibit 2.8 to
                    Registrant's Form 8-K filed November 10, 1998).
   **2.9       --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, Savant Consulting, L.L.C., and the
                    members of Savant Consulting, L.L.C. (incorporated by
                    reference to Exhibit 2.9 to Registrant's Form 8-K filed
                    November 10, 1998).
   **2.10      --   Representations, Covenants and Indemnification Agreement.
                    (incorporated by reference to Exhibit 2.10 to Registrant's
                    Form 8-K filed November 10, 1998).
    *2.11      --   Asset Purchase Agreement dated as of July 31, 1998 among the
                    Company, The Profit Recovery Group International I, Inc.,
                    Loder, Drew & Associates, Inc., Ronald K. Loder and H.
                    Richard Byrne. (incorporated by reference to Exhibit 2.1 to
                    Registrant's Form 8-K filed August 12, 1998).
   **2.12(a)   --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and certain individual Stockholders of Alma Intervention S.A.
   **2.12(b)   --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and certain individual Stockholders of Alma Intervention S.A.
   **2.13      --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and Epargne Capitalisation
                    Intermediaire and Epargne Developpement.
   **2.14      --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and Sophie Davet.
   **2.15      --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and Marc Eisenberg and Eric
                    Eisenberg.
   **2.16      --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and Banque Internationale a
                    Luxembourg S.A. for share capital of Financiere Alma S.A.
                    and Alma Intervention S.A.
   **2.17      --   Share Purchase Agreement dated as of October 7, 1997 among the Company, PRG France and Banque Internationale a
                    Luxembourg S.A. for share capital of Alma Intervention S.A.
   **2.18      --   Warranty Agreement dated as of October 7, 1997 among the
                    Company, PRG France, Marc Eisenberg and Eric Eisenberg.
   **2.19      --   Indemnity Escrow and Stock Pledge Agreement dated as of
                    October 7, 1997 among the Company, PRG France, Marc
                    Eisenberg, Eric Eisenberg, Banque Internationale a
                    Luxembourg S.A. and Arnall Golden & Gregory, LLP.

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
     3.1       --   Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
                    registration statement number 333-1086 on Form S-1).
     3.2       --   Bylaws of the Registrant (incorporated by reference to
                    Exhibit 3.2 to Registrant's March 26, 1996 registration
                    statement number 333-1086 on Form S-1).
     4.1       --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
     4.2       --   See Articles of Incorporation and Bylaws of the Registrant,
                    filed as Exhibits 3.1 and 3.2, respectively.
 ***10.1       --   Letter Agreement dated May 25, 1995 between Wal-Mart Stores,
                    Inc. and Registrant (incorporated by reference to Exhibit
                    10.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
    10.2       --   1996 Stock Option Plan dated as of January 25, 1996,
                    together with Forms of Non-qualified Stock Option Agreement
                    (incorporated by reference to Exhibit 10.2 to Registrant's
                    March 26, 1996 registration statement number 333-1086 on
                    Form S-1).
    10.3       --   The Profit Recovery Group International I, Inc., 401(K) Plan
                    (incorporated by reference to Exhibit 10.3 to Registrant's
                    March 26, 1996 registration statement number 333-1086 on
                    Form S-1).
    10.4       --   Form of Employment Agreement dated March 20, 1996 between
                    Registrant and John M. Cook (incorporated by reference to
                    Exhibit 10.4 to Registrant's March 26, 1996 registration
                    statement number 333-1086 on Form S-1).
    10.5       --   Form of Employment Agreement dated March 20, 1996 between
                    Registrant and John M. Toma (incorporated by reference to
                    Exhibit 10.5 to Registrant's March 26, 1996 registration
                    statement number 333-1086 on Form S-1).
    10.6       --   Form of Employment Agreement dated March 20, 1996 between
                    Registrant and Donald E. Ellis, Jr. (incorporated by
                    reference to Exhibit 10.8 to Registrant's March 26, 1996
                    registration statement number 333-1086 on Form S-1).
    10.7       --   Form of Consulting Agreement dated January 1, 1996 between
                    The Profit Recovery Group International I, Inc. and SBC
                    Financial Corporation, Jonathan Golden, P.C. and Berkshire
                    Partners (incorporated by reference to Exhibit 10.9 to
                    Registrant's March 26, 1996 registration statement number
                    333-1086 on Form S-1).
    10.8       --   Form of Indemnification Agreement between the Registrant and the Directors and certain officers of the Registrant
                    (incorporated by reference to Exhibit 10.10 to Registrant's
                    March 26, 1996 registration statement number 333-1086 on
                    Form S-1).
    10.9       --   First Amendment dated March 7, 1997 to Employment Agreement between Registrant and John M. Cook (incorporated by
                    reference to Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 1996).
    10.10      --   The Profit Recovery Group International, Inc. Employee Stock
                    Purchase Plan (incorporated by reference to Exhibit "A" to
                    Registrant's proxy statement dated April 15, 1997, which was issued in connection with Registrant's 1997 Annual Meeting of Shareholders).
    10.11      --   Contract for the Mandate of the President of the Directorate
                    dated October 7, 1997 between Alma Intervention and Marc
                    Eisenberg (incorporated by reference to Exhibit 10.1 to
                    Registrant's Form 10-Q for the quarterly period ended
                    September 30, 1997).
    10.12      --   Consulting Agreement dated October 7, 1997 between
                    Registrant and Lieb Finance S.A. (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended September 30, 1997).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
    10.13      --   Second Amendment to Employment Agreement dated September 17,
                    1997 between The Profit Recovery Group International I, Inc.
                    and John M. Cook (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended
                    September 30, 1997).
    10.14      --   Employment Agreement dated October 17, 1997 between The
                    Profit Recovery Group International I, Inc. and Michael A.
                    Lustig (incorporated by reference to Exhibit 10.4 to
                    Registrant's Form 10-Q for the quarterly period ended
                    September 30, 1997).
    10.15      --   Compensation Agreement dated October 17, 1997 between The
                    Profit Recovery Group International I, Inc. and Michael A.
                    Lustig (incorporated by reference to Exhibit 10.5 to
                    Registrant's Form 10-Q for the quarterly period ended
                    September 30, 1997).
    10.16      --   Lease Agreement dated January 30, 1998 between Wildwood
                    Associates and The Profit Recovery Group International I,
                    Inc. (incorporated by reference to Exhibit 10.30 to
                    Registrant's Form 10-K for the year ended December 31,
                    1997).
****10.17      --   Services Agreement dated April 7, 1993 between Registrant
                    and Kmart Corporation as amended by Addendum dated January
                    28, 1997 (incorporated by reference to Exhibit 10.31 to
                    Registrant's Form 10-K for the year ended December 31,
                    1997).
    10.18      --   Employment Agreement dated August 26, 1996 between
                    Registrant and Tony G. Mills; Compensation Agreement dated
                    August 26, 1996 between Registrant and Mr. Mills; and
                    description of 1998 compensation arrangement between
                    Registrant and Mr. Mills (incorporated by reference to
                    Exhibit 10.32 to Registrant's Form 10-K for the year ended
                    December 31, 1997).
    10.19      --   Sublease dated October 29, 1993, between The Profit Recovery
                    Group I, Inc. and International Business Machines
                    Corporation (incorporated by reference to Exhibit 10.15 to
                    Registrant's March 26, 1996 registration statement number
                    333-1086 on Form S-1).
    10.20      --   Employment Agreement dated August 23, 1996 between
                    Registrant and David A. Brookmire; Compensation Agreement
                    dated August 23, 1996 between Registrant and Mr. Brookmire;
                    and description of 1998 compensation arrangement between
                    Registrant and Mr. Brookmire (incorporated by reference to
                    Exhibit 10.33 to Registrant's Form 10-K for the year ended
                    December 31, 1997).
    10.21      --   Description of 1998-2002 compensation arrangement between
                    Registrant and John M. Cook (incorporated by reference to
                    Exhibit 10.34 to Registrant's Form 10-K for the year ended
                    December 31, 1997).
    10.22      --   Description of 1998 compensation arrangement between
                    Registrant and John M. Toma (incorporated by reference to
                    Exhibit 10.35 to Registrant's Form 10-K for the year ended
                    December 31, 1997).
    10.23      --   Description of 1998 compensation arrangement between
                    Registrant and Michael A. Lustig (incorporated by reference to Exhibit 10.36 to Registrant's Form 10-K for the year
                    ended December 31, 1997).
    10.24      --   Description of 1998 compensation arrangement between
                    Registrant and Donald E. Ellis, Jr. (incorporated by
                    reference to Exhibit 10.37 to Registrant's Form 10-K for the year ended December 31, 1997).
    10.25      --   Employment Agreement between Registrant and Robert G.
                    Kramer; Compensation Agreement between Registrant and Mr.
                    Kramer; description of 1998 compensation arrangement between
                    Registrant and Mr. Kramer (incorporated by reference to
                    Exhibit 10.38 to Registrant's Form 10-K for the year ended
                    December 31, 1997).

  EXHIBIT
   NUMBER                                   DESCRIPTION
  -------                                   -----------
    10.26      --   Employment Arrangement between Registrant and Clinton
                    McKellar, Jr.; Compensation Arrangement between Registrant and Mr. McKellar; description of 1998 compensation
                    arrangement between Registrant and Mr. McKellar
                    (incorporated by reference to Exhibit 10.39 to Registrant's
                    Form 10-K for the year ended December 31, 1997).
    10.27      --   Syndication Amendment and Assignment dated as of September 17, 1998 by and among the Registrant, certain of subsidiaries of the Registrant and various banking institutions;
                    Credit Agreement dated as of July 29, 1998 among the Registrant, certain subsidiaries of the Registrant and various banking institutions (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
    10.28      --   Sublease agreement dated June 1, 1998, by and between Electrolux, LLC and a subsidiary of the Registrant (incorporated by reference to Exhibit 10.2 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
    10.29      --   Sub-Sublease agreement dated August 19, 1998 by and between a subsidiary of the Registrant and Manhattan Associates, Inc. (incorporated by reference to Exhibit 10.2 to Registrant's
                    Form 10-Q for the quarterly period ended September 30, 1998).
    10.30      --   Lease agreement dated July 17, 1998 by and between Wildwood Associates and a subsidiary of the Registrant. (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
    10.31      --   The Profit Recovery Group International, Inc. Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended
                    September 30, 1998).
    10.32      --   Description of The Profit Recovery Group International, Inc. Executive Incentive Plan.
                    (incorporated by reference to Exhibit 10.6 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
    21.1       --   Subsidiaries of the Registrant.
    23.1       --   Consent of KPMG LLP.
    23.2       --   Consent of ERNST & YOUNG Entrepreneurs.
    27.1       --   Financial Data Schedule (for SEC use only).

---------------

   * The Company has received confidential treatment of portions of this Agreement. Accordingly, portions thereof have been omitted and filed separately with the Securities and Exchange Commission. In addition, in accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is at the end of the Exhibit. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.
  ** In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is contained at the end of the Exhibit. The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.
 *** Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 230.406 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
**** Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 240.24b-2 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

March 18, 1999                            By:       /s/ JOHN M. COOK
                                            ------------------------------------
                                                        John M. Cook
                                                   Chairman of the Board
                                                and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JOHN M. COOK                       Chairman of the Board and      March 18, 1999
-----------------------------------------------------      Chief Executive Officer
                    John M. Cook                           (Principal Executive
                                                           Officer)

              /s/ DONALD E. ELLIS, JR.                   Senior Vice President --       March 18, 1999
-----------------------------------------------------      Finance, Treasurer and
                Donald E. Ellis, Jr.                       Chief Financial Officer
                                                           (Principal Financial
                                                           Officer)

                /s/ MICHAEL R. MELTON                    Vice President -- Finance      March 18, 1999
-----------------------------------------------------      (Principal Accounting
                  Michael R. Melton                        Officer)

                /s/ STANLEY B. COHEN                     Director                       March 18, 1999
-----------------------------------------------------
                  Stanley B. Cohen

                /s/ MARC S. EISENBERG                    Director                       March 18, 1999
-----------------------------------------------------
                  Marc S. Eisenberg

                 /s/ JONATHAN GOLDEN                     Director                       March 18, 1999
-----------------------------------------------------
                   Jonathan Golden

                /s/ GARTH H. GREIMANN                    Director                       March 18, 1999
-----------------------------------------------------
                  Garth H. Greimann

               /s/ FRED W.I. LACHOTZKI                   Director                       March 18, 1999
-----------------------------------------------------
                 Fred W.I. Lachotzki

                 /s/ RONALD K. LODER                     Director                       March 18, 1999
-----------------------------------------------------
                   Ronald K. Loder

                 /s/ E. JAMES LOWREY                     Director                       March 18, 1999
-----------------------------------------------------
                   E. James Lowrey

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ MICHAEL A. LUSTIG                    Director                       March 18, 1999
-----------------------------------------------------
                  Michael A. Lustig

                  /s/ JOHN M. TOMA                       Vice Chairman and Director     March 18, 1999
-----------------------------------------------------
                    John M. Toma