Form 10-Q
period 1999-03-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1999-05-14
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                               OR
     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     The number of outstanding shares of the issuer's no par value common stock as of April 30, 1999, the latest practicable date, was 27,161,774.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 1999

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements (Unaudited)
                                                                            1
            Condensed Consolidated Statements of Earnings --
               Three months ended March 31, 1999 and 1998.............
                                                                            2
            Condensed Consolidated Balance Sheets --
               March 31, 1999 and December 31, 1998...................
                                                                            3
            Condensed Consolidated Statements of Cash Flows --
               Three months ended March 31, 1999 and 1998.............
                                                                            4
            Notes to Condensed Consolidated Financial Statements......
                                                                            7
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................
                                                                           12
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.........................................
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

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Revenues....................................................  $58,016    $33,144
Cost of revenues............................................   32,492     17,956
Selling, general and administrative expenses................   20,577     13,029
                                                              -------    -------
  Operating income..........................................    4,947      2,159
Interest (expense) income, net..............................     (844)      (324)
                                                              -------    -------
  Earnings before income taxes..............................    4,103      1,835
Income taxes................................................    1,616        715
                                                              -------    -------
  Net earnings..............................................  $ 2,487    $ 1,120
                                                              =======    =======
Earnings per share (Note B):
  Basic.....................................................  $  0.09    $  0.06
                                                              =======    =======
  Diluted...................................................  $  0.09    $  0.06
                                                              =======    =======
Weighted-average shares outstanding (Note B):
  Basic.....................................................   26,517     19,540
                                                              =======    =======
  Diluted...................................................   27,511     20,000
                                                              =======    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................  $ 28,986      $ 28,344
  Receivables:
     Billed contract receivables............................    32,936        26,348
     Unbilled contract receivables..........................    64,204        68,001
     Employee advances......................................     6,913         6,791
                                                              --------      --------
          Total receivables.................................   104,053       101,140
                                                              --------      --------
  Prepaid expenses and other current assets.................     1,815         2,520
                                                              --------      --------
          Total current assets..............................   134,854       132,004
                                                              --------      --------
Property and equipment:
  Computer and other equipment..............................    30,155        26,123
  Furniture and fixtures....................................     3,231         2,738
  Leasehold improvements....................................     5,046         4,410
                                                              --------      --------
                                                                38,432        33,271
  Less accumulated depreciation and amortization............    13,098        10,514
                                                              --------      --------
                                                                25,334        22,757
                                                              --------      --------
Noncompete agreements, less accumulated amortization........     2,202         2,475
Deferred loan costs, less accumulated amortization..........     1,542         1,802
Goodwill, less accumulated amortization.....................   218,254       223,508
Deferred income taxes.......................................     3,699         3,158
Other assets................................................     2,312         1,678
                                                              --------      --------
                                                              $388,197      $387,382
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................  $     49      $     49
  Current installments of long-term debt....................       362           630
  Accounts payable and accrued expenses.....................     9,585        13,556
  Accrued business acquisition consideration (Note G).......        --        30,000
  Accrued payroll and related expenses......................    39,335        44,678
  Deferred income taxes.....................................    13,310        13,310
  Deferred tax recovery audit revenue.......................     1,219         1,238
                                                              --------      --------
          Total current liabilities.........................    63,860       103,461
Long-term debt, excluding current installments..............    58,567       112,886
Deferred compensation.......................................     3,642         3,453
Other long-term liabilities.................................     1,418         2,078
                                                              --------      --------
          Total liabilities.................................   127,487       221,878
                                                              --------      --------
Shareholders' equity (Note E):
  Preferred stock, no par value. Authorized 1,000,000
     shares; no shares issued or outstanding in 1999 and
     1998...................................................        --            --
  Common stock, no par value; stated value $.001 per share.
     Authorized 60,000,000 shares; issued and outstanding
     26,977,642 in 1999 and 24,037,919 in 1998..............        27            24
  Additional paid-in capital................................   228,745       133,725
  Accumulated other comprehensive loss......................    (4,702)       (2,398)
  Retained earnings.........................................    36,640        34,153
                                                              --------      --------
          Total shareholders' equity........................   260,710       165,504
                                                              --------      --------
  Contingency (Note G)
                                                              $388,197      $387,382
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net earnings..............................................  $  2,487    $  1,120
  Adjustments to reconcile net earnings to net cash used in
     operating activities:
     Depreciation and amortization..........................     5,307       1,889
     Deferred compensation expense..........................       189         151
     Deferred income taxes..................................      (541)        502
     Foreign translation adjustments........................    (2,304)       (773)
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................      (107)     (3,338)
       Prepaid expenses and other current assets............       705       1,081
       Other assets.........................................      (415)        (40)
       Accounts payable and accrued expenses................    (3,821)      1,792
       Accrued payroll and related expenses.................    (5,343)     (4,834)
       Deferred tax recovery audit revenue..................       (19)        (17)
       Other long-term liabilities..........................      (660)          9
                                                              --------    --------
          Net cash used in operating activities.............    (4,522)     (2,458)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (5,122)     (2,294)
  Acquisition of businesses (net of cash acquired) (Note
     G).....................................................   (30,150)     (5,354)
                                                              --------    --------
          Net cash used in investing activities.............   (35,272)     (7,648)
                                                              --------    --------
Cash flows from financing activities:
  Net increase in note payable to bank......................        --          72
  Proceeds from issuance of long-term debt..................    41,933          --
  Repayments of long-term debt..............................   (96,520)    (24,788)
  Net proceeds from issuance of common stock................    95,023      40,726
                                                              --------    --------
          Net cash provided by financing activities.........    40,436      16,010
                                                              --------    --------
          Net change in cash and cash equivalents...........       642       5,904
Cash and cash equivalents at beginning of period............    28,344      19,386
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 28,986    $ 25,290
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $    814    $    402
                                                              ========    ========
  Cash paid (refunds received), net during the period for
     income taxes...........................................  $    615    $   (653)
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first quarter of 1998, the Company purchased the
     net operating assets of Ginger Quill, Inc., d/b/a
     Precision Data Link. In conjunction with this
     acquisition, the Company assumed liabilities as
     follows:
       Fair value of assets acquired........................              $ 11,623
       Cash paid for the acquisition........................                (5,354)
       Fair value of shares issued for the acquisition......                (6,119)
                                                                          --------
          Liabilities assumed...............................              $    150
                                                                          ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

NOTE B -- EARNINGS PER SHARE

      The following table sets forth the computations of basic and diluted earnings per share for the three month periods ended March 31, 1999 and March 31, 1998 (in thousands, except for earnings per share information):

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Numerator for both basic earnings per share and diluted
  earnings per share -- net earnings........................  $ 2,487    $ 1,120
                                                              =======    =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding...........   26,517     19,540
  Effect of dilutive securities -- employee stock options...      994        460
                                                              -------    -------
  Denominator for diluted earnings per share................   27,511     20,000
                                                              =======    =======
Earnings per share -- basic.................................  $  0.09    $  0.06
                                                              =======    =======
Earnings per share -- diluted...............................  $  0.09    $  0.06
                                                              =======    =======

NOTE C -- COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 1999 and 1998, the Company's consolidated comprehensive income was $183,000 and $648,000, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally-determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Earnings, results from foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

      Cash equivalents at March 31, 1999 and December 31, 1998 included $4.0 million and $6.3 million, respectively, of reverse repurchase agreements with NationsBank, N.A. (South) which were fully

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES collateralized by United States of America Treasury Notes in the possession of such bank. The reverse repurchase agreement in effect on March 31, 1999 matured and was settled on April 1, 1999. In addition, cash equivalents at March 31, 1999 and December 31, 1998 also included $6.3 million and $7.1 million, respectively, of temporary investments held in a French bank by certain of the Company's French subsidiaries.

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

NOTE E -- FOLLOW-ON COMMON STOCK OFFERINGS

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

NOTE F -- OPERATING SEGMENTS AND RELATED INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the methodology by which the Company reports information about its operating segments and requires limited interim period reporting.

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

     Freight Services consist primarily of various businesses acquired by the Company in 1998 and 1997 which audit freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, ground freight and overnight freight. This operating segment currently serves primarily businesses located in the United States, although international expansion is planned.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Segment information for the quarters ended March 31, 1999 and 1998 follows (in thousands):

                                                      ACCOUNTS
                                                      PAYABLE    FREIGHT      TAX
                                                      SERVICES   SERVICES   SERVICES    TOTAL
                                                      --------   --------   --------   -------
1999
  Revenues..........................................  $48,070     $3,975     $5,971    $58,016
  Operating income..................................    2,607      2,137        203      4,947
1998
  Revenues..........................................  $28,271     $  496     $4,377    $33,144
  Operating income..................................    1,586        369        204      2,159

NOTE G -- ACQUISITIONS

     On March 20, 1998, the Company acquired Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm based in Salt Lake City, Utah. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock. Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999.

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

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Revenues....................................................  100.0%   100.0%
Cost of revenues............................................   56.0     54.2
Selling, general and administrative expenses................   35.5     39.3
                                                              -----    -----
          Operating income..................................    8.5      6.5
Interest (expense) income, net..............................   (1.4)    (1.0)
                                                              -----    -----
          Earnings before income taxes......................    7.1      5.5
Income taxes................................................    2.8      2.1
                                                              -----    -----
          Net earnings......................................    4.3%     3.4%
                                                              =====    =====

Three Month Period Ended March 31, 1999 Compared to Corresponding Period of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retail industry. Revenues increased 75.0% to $58.0 million in the first quarter of 1999, up from $33.1 million in the first quarter of 1998.

     Domestic revenues were $42.0 million in the first quarter of 1999, up 99.0% from $21.1 million in the first quarter of 1998. Of this 99.0% increase, 34.3% was contributed by growth in the Company's traditional retail, wholesale distribution and governmental agency business, and 64.7% was derived from companies acquired primarily in 1998 in new areas of audit emphasis (e.g., freight). Although the October 1998 acquisition of Robert Beck & Associates contributed substantially to first quarter domestic revenue growth in the Company's traditional retail, wholesale distribution and governmental agency business, it is no longer practicable to separate the effect of this former block of business since the clients, personnel and operations of Robert Beck & Associates have been assimilated into the Company's domestic operations effective January 1, 1999.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $16.0 million in the first quarter of 1999, up 33.2% from $12.0 million in the first quarter of 1998. Most of this increase related to the Company's European operations. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue impact of acquired businesses is excluded. There can be no assurance, however, that international growth trends will continue. See "Forward-looking Statements."

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry which continues to be the principal industry served by the Company. The Company's recent larger acquisitions, including the October 1997 acquisition of Alma, the August 1998 acquisition of Loder, Drew & Associates and the October 1998 acquisition of Robert Beck & Associates are not expected to significantly affect this trend because these entities, in the aggregate, have historically experienced similar seasonality in revenue and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 56.0% of revenues for the first quarter of 1999, up from 54.2% in the comparable quarter of 1998.

     Domestically, cost of revenues as a percentage of revenues was 57.0% in the first quarter of 1999, down from 58.8% during the corresponding quarter of 1998. The 1999 reduction related primarily to the newly-acquired operations of Loder, Drew & Associates and the Company's freight division which operated at lower cost of revenue percentages than the Company's traditional retail, wholesale distribution and governmental agency business.

     Internationally, cost of revenues as a percentage of revenues was 53.3% in the first quarter of 1999, up from 46.1% in the first quarter of the prior year. The 1999 increase relates principally to increased expansion efforts in the Company's traditional retail, wholesale distribution and governmental agency business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 35.5% in the first quarter of 1999, down from 39.3% in the comparable period of 1998.

     Domestic selling, general and administrative expenses as a percentage of revenues was 37.7% in the first quarter of 1999, down slightly from 37.9% in the year earlier period.

     Internationally, selling, general and administrative expenses as a percentage of revenues decreased substantially to 29.6% in the first quarter of 1999, down from 41.7% in the comparable quarter of 1998. This improvement resulted primarily from various components of fixed costs being spread over a rapidly growing revenue base.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $2.8 million in the first quarter of 1999, and $848,000 during the first quarter of 1998.

     Operating Income. Operating income increased 129.1% to $4.9 million in the first quarter of 1999, up from $2.2 million in the comparable 1998 quarter. As percentage of total revenues, operating income increased to 8.5% in the first quarter of 1999, up from 6.5% in the first quarter of 1998. The components of this improvement have been discussed above.

     Interest (Expense) Income, Net. The Company incurred net interest expense of $844,000 in the first quarter of 1999, up from $324,000 in the first quarter of 1998. This increase related almost totally to interest expense incurred on the Company's $200.0 million bank credit facility in connection with acquired companies.

     Earnings Before Income Taxes. Earnings before income taxes rose 123.6% in the quarter ended March 31, 1999 as compared to the first quarter of 1998. This improvement resulted from increased revenues and an improved operating margin during the 1999 quarter.

     Income Taxes. The provisions for income taxes for the first quarters of both 1999 and 1998 consist of federal, state and foreign income taxes at the Company's composite effective rate of approximately 39.0%.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 26.5 million during the first quarter of 1999, up 7.0 million shares from 19.5 million shares during the first quarter of 1998. This increase was comprised primarily of (i) 4.9 million registered shares collectively issued by the Company in underwritten stock offerings completed in January 1999 and March 1998 and, (ii) restricted, unregistered shares issued by the Company during the three quarters ended December 31, 1998 in connection with various acquired companies. The Company did not complete any business acquisitions during the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. as agent for the group. In January 1999, the Company completed a public offering of its common stock. This offering provided net proceeds to the Company of $92.8 million, all of which were used to repay credit facility borrowings. As of March 31, 1999, the Company had outstanding principal borrowings of $57.5 million under this $200.0 million credit facility.

     Net cash used in operating activities was $4.5 million in the first quarter 1999 and $2.5 million during the corresponding quarter of 1998. The first quarter is typically the lowest quarter of each year in terms of cash collections on accounts receivable. Additionally, payroll-related liabilities at December 31, 1998 were unusually high since the final payroll for that year took place during mid-December. Accordingly, an unusually large level of cash disbursements to auditors and other employees was made in January 1999 pertaining to December 31, 1998 obligations.

     Net cash used in investing activities was $35.3 million during the first quarter of 1999, up considerably from $7.6 million during the corresponding quarter of 1998. The increase related primarily to $30.0 million of additional purchase price consideration paid to the former owners of Loder Drew & Associates, as more fully discussed in a subsequent paragraph.

     Net cash provided by financing activities was $40.4 million during the first quarter of 1999, and $16.0 million during the first quarter of 1998. The net cash provided by financing activities during each of the two first quarter periods related primarily to follow-on common stock offerings as discussed in Note E of Notes to Condensed Consolidated Financial Statements.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock. Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999. The Company is presently unable to estimate what portion, if any, of this $40.0 million will ultimately become due and payable since the required financial performance payment thresholds for 1999 significantly exceed Loder Drew's actual performance for 1998. The Company currently anticipates that any portion of the $40.0 million which ultimately becomes due and payable will be borrowed under its existing $200.0 million credit facility to the extent that excess cash derived from the increased financial performance of the Loder Drew division is insufficient to satisfy any required payment.

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

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2000 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARD

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

     The Company has completed an assessment of its Year 2000 issues. The assessment indicates that exposure is limited by the fact that the Company has virtually no active information technology systems that are more than two years old and has no non-information technology systems that could materially impact the Company's operations.

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

     The Company has not verified that its financial accounting software is Year 2000 compliant because it made a decision totally independent of any Year 2000 issue to replace substantially all of its existing financial packages. Replacement of certain general accounting components was completed in January 1999. Replacement of the balance of the financial accounting systems is scheduled for mid-year 1999. As of March 31, 1999, the Company has estimated that it will incur additional capital expenditures of approximately $2.5 million through 1999 to complete its financial accounting systems project. Any portion of this cost which cannot be funded from current operations will be financed under the Company's existing $200.0 million credit facility.

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

     The Company has made and continues to make acquisitions of other companies in the recovery audit business. It is possible that the Company might acquire a business with a significant risk from Year 2000 issues. The Company's due diligence efforts related to acquisitions include an assessment of risk from Year 2000 issues. The Company's long-range plan includes conversion of the financial systems of acquired companies to the same packaged software utilized by the rest of the Company.

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

     - changes in laws and governmental regulations applicable to the Company;
       and

     - other risk factors detailed in this Form 10-Q and in the risk factors section of the Company's Prospectus dated January 8, 1999 contained in its Registration Statement on Form S-3 (No. 333-67711).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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
                   to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3).
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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: May 14, 1999                                                 By: /s/ DONALD E. ELLIS, JR.
                                                            --------------------------------------------
                                                                        Donald E. Ellis, Jr.
                                                                       Senior Vice President,
                                                                           Treasurer and
                                                                      Chief Financial Officer
                                                                   (principal financial officer)

Dated: May 14, 1999                                                  By: /s/ MICHAEL R. MELTON
                                                            --------------------------------------------
                                                                         Michael R. Melton
                                                                     Vice President -- Finance
                                                                   (principal accounting officer)