Form 10-Q/A
period 1999-03-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1999-08-12
CIK 1007330

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

                                  FORM 10-Q/A
                          QUARTER ENDED MARCH 31, 1999

                           AMENDMENT AND RESTATEMENT

     On July 19, 1999, The Profit Recovery Group International, Inc. and subsidiaries (the "Company") announced a change in its method of accounting for certain aspects of its revenue recognition. In accordance with applicable requirements of generally accepted accounting principles, the Company's financial statements for all interim periods in 1999 must be restated to conform to the new revenue recognition method, but financial statements (both interim and annual) for all fiscal periods ending prior to January 1, 1999 are not permitted to be similarly restated. Accordingly, the Company's Form 10-Q for the quarter ended March 31, 1999 is being amended and restated to reflect this accounting change, as more fully discussed in Note H herein.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information.......................................      1
                                                                            1
          Item 1. Financial Statements (Unaudited)....................
                                                                            1
            Condensed Consolidated Statements of Operations --
               Three months ended March 31, 1999 and 1998.............
                                                                            2
            Condensed Consolidated Balance Sheets --
               March 31, 1999 and December 31, 1998...................
                                                                            3
            Condensed Consolidated Statements of Cash Flows --
               Three months ended March 31, 1999 and 1998.............
                                                                            4
            Notes to Condensed Consolidated Financial Statements......
                                                                            9
          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................     14
          Item 3. Quantitative and Qualitative Disclosures about
                  Market Risk.........................................
PART II.  Other Information...........................................     14
Signatures............................................................     16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
Revenues....................................................  $ 56,615    $33,144
Cost of revenues............................................    31,720     17,956
Selling, general and administrative expenses................    20,569     13,029
                                                              --------    -------
  Operating income..........................................     4,326      2,159
Interest (expense) income, net..............................      (844)      (324)
                                                              --------    -------
  Earnings before income taxes and cumulative effect of
     accounting change......................................     3,482      1,835
Income taxes................................................     1,371        715
                                                              --------    -------
  Earnings before cumulative effect of accounting change....     2,111      1,120
Cumulative effect of accounting change (Note H).............   (29,195)        --
                                                              --------    -------
  Net earnings (loss).......................................  $(27,084)   $ 1,120
                                                              ========    =======
Basic earnings (loss) per share (Note B):
  Earnings before cumulative effect of accounting change....  $   0.08    $  0.06
  Cumulative effect of accounting change....................     (1.10)        --
                                                              --------    -------
  Net earnings (loss).......................................  $  (1.02)   $  0.06
                                                              ========    =======
Diluted earnings (loss) per share (Note B):
  Earnings before cumulative effect of accounting change....  $   0.08    $  0.06
  Cumulative effect of accounting change....................     (1.06)        --
                                                              --------    -------
  Net earnings (loss).......................................  $  (0.98)   $  0.06
                                                              ========    =======
Weighted-average shares outstanding (Note B):
  Basic.....................................................    26,517     19,540
                                                              ========    =======
  Diluted...................................................    27,511     20,000
                                                              ========    =======

Pro forma amounts, assuming the new accounting method is
  applied retroactively:
  Net earnings (loss).......................................  $  2,111    $(1,246)
                                                              ========    =======
  Basic earnings (loss) per share...........................  $   0.08    $ (0.06)
                                                              ========    =======
  Diluted earnings (loss) per share.........................  $   0.08    $ (0.06)
                                                              ========    =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................  $ 28,986      $ 28,344
  Receivables:
    Billed contract receivables.............................    27,045        24,917
    Unbilled contract receivables...........................        --        69,432
    Employee advances.......................................     6,913         6,791
                                                              --------      --------
         Total receivables..................................    33,958       101,140
                                                              --------      --------
  Prepaid expenses and other current assets.................     1,815         2,520
  Deferred income taxes.....................................     4,484            --
                                                              --------      --------
         Total current assets...............................    69,243       132,004
                                                              --------      --------
Property and equipment:
  Computer and other equipment..............................    30,155        26,123
  Furniture and fixtures....................................     3,231         2,738
  Leasehold improvements....................................     5,046         4,410
                                                              --------      --------
                                                                38,432        33,271
  Less accumulated depreciation and amortization............    13,098        10,514
                                                              --------      --------
                                                                25,334        22,757
                                                              --------      --------
Noncompete agreements, less accumulated amortization........     2,202         2,475
Deferred loan costs, less accumulated amortization..........     1,542         1,802
Goodwill, less accumulated amortization.....................   218,254       223,508
Deferred income taxes.......................................     4,644         3,158
Other assets................................................     2,312         1,678
                                                              --------      --------
                                                              $323,531      $387,382
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................  $     49      $     49
  Current installments of long-term debt....................       362           630
  Accounts payable and accrued expenses.....................     9,585        13,556
  Accrued business acquisition consideration (Note G).......        --        30,000
  Accrued payroll and related expenses......................    17,550        44,678
  Deferred income taxes.....................................        --        13,310
  Deferred tax recovery audit revenue.......................     1,219         1,238
                                                              --------      --------
         Total current liabilities..........................    28,765       103,461
Long-term debt, excluding current installments..............    58,567       112,886
Deferred compensation.......................................     3,642         3,453
Other long-term liabilities.................................     1,418         2,078
                                                              --------      --------
         Total liabilities..................................    92,392       221,878
                                                              --------      --------
Shareholders' equity (Note E):
  Preferred stock, no par value. Authorized 1,000,000
    shares; no shares issued or outstanding in 1999 and
    1998....................................................        --            --
  Common stock, no par value; stated value $.001 per share.
    Authorized 60,000,000 shares; issued and outstanding
    26,977,642 in 1999 and 24,037,919 in 1998...............        27            24
  Additional paid-in capital................................   228,745       133,725
  Retained earnings.........................................     7,069        34,153
  Accumulated other comprehensive loss......................    (4,702)       (2,398)
                                                              --------      --------
         Total shareholders' equity.........................   231,139       165,504
                                                              --------      --------
Contingency (Note G)
                                                              $323,531      $387,382
                                                              ========      ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(27,084)   $  1,120
  Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
     Cumulative effect of accounting change.................    29,195          --
     Depreciation and amortization..........................     5,307       1,889
     Deferred compensation expense..........................       189         151
     Deferred income taxes..................................      (607)        502
     Foreign translation adjustments........................    (2,304)       (773)
     Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................       556      (3,338)
       Prepaid expenses and other current assets............       705       1,081
       Other assets.........................................      (415)        (40)
       Accounts payable and accrued expenses................    (3,821)      1,792
       Accrued payroll and related expenses.................    (5,564)     (4,834)
       Deferred tax recovery audit revenue..................       (19)        (17)
       Other long-term liabilities..........................      (660)          9
                                                              --------    --------
          Net cash used in operating activities.............    (4,522)     (2,458)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (5,122)     (2,294)
  Acquisitions of businesses (net of cash acquired) -- (Note
     G).....................................................   (30,150)     (5,354)
                                                              --------    --------
          Net cash used in investing activities.............   (35,272)     (7,648)
                                                              --------    --------
Cash flows from financing activities:
  Net increase in note payable to bank......................        --          72
  Proceeds from issuance of long-term debt..................    41,933          --
  Repayments of long-term debt..............................   (96,520)    (24,788)
  Net proceeds from issuance of common stock................    95,023      40,726
                                                              --------    --------
          Net cash provided by financing activities.........    40,436      16,010
                                                              --------    --------
          Net change in cash and cash equivalents...........       642       5,904
Cash and cash equivalents at beginning of period............    28,344      19,386
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 28,986    $ 25,290
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $    814    $    402
                                                              ========    ========
  Cash paid (refunds received), net during the period for
     income taxes...........................................  $    615    $   (653)
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first quarter of 1998, the Company purchased the
     net operating assets of Ginger Quill, Inc., d/b/a
     Precision Data Link. In conjunction with this
     acquisition, the Company assumed liabilities as
     follows:
       Fair value of assets acquired........................              $ 11,623
       Cash paid for the acquisition........................                (5,354)
       Fair value of shares issued for the acquisition......                (6,119)
                                                                          --------
          Liabilities assumed...............................              $    150
                                                                          ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

     As indicated in Note H, the Company has chosen, retroactive to January 1, 1999, to recognize revenue on all of its currently existing operations when it invoices clients for its fee. The Company had previously recognized revenue from services provided to its historical client base at the time overpayment claims were presented to and approved by its clients. In accordance with applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 INTERIM PERIODS WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR THE 1998 INTERIM PERIODS.

NOTE B -- EARNINGS PER SHARE

      The following table sets forth the computations of basic and diluted earnings per share for the three month periods ended March 31, 1999 and March 31, 1998 (in thousands, except for earnings per share information):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Numerator for both basic earnings (loss) per share and
  diluted earnings (loss) per share:
  Earnings before cumulative effect of accounting change....  $  2,111   $ 1,120
  Cumulative effect of accounting change....................   (29,195)       --
                                                              --------   -------
          Net earnings (loss)...............................  $(27,084)  $ 1,120
                                                              ========   =======
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares outstanding...........    26,517    19,540
  Effect of dilutive securities -- employee stock options...       994       460
                                                              --------   -------
  Denominator for diluted earnings (loss) per share.........    27,511    20,000
                                                              ========   =======
Basic earnings (loss) per share:
  Earnings before cumulative effect of accounting change....  $   0.08   $  0.06
  Cumulative effect of accounting change....................     (1.10)       --
                                                              --------   -------
          Net earnings (loss)...............................  $  (1.02)  $  0.06
                                                              ========   =======
Diluted earnings (loss) per share:
  Earnings before cumulative effect of accounting change....  $   0.08   $  0.06
  Cumulative effect of accounting change....................     (1.06)       --
                                                              --------   -------
          Net earnings (loss)...............................  $  (0.98)  $  0.06
                                                              ========   =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE C -- COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 1999 and 1998, the Company's consolidated comprehensive income (loss) was $(29.3) million and $648,000, respectively. The difference between consolidated comprehensive income
(loss), as disclosed here, and traditionally-determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from foreign currency translation adjustments.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Segment information for the quarters ended March 31, 1999 and 1998 follows (in thousands):

                                                      ACCOUNTS
                                                      PAYABLE    FREIGHT      TAX
                                                      SERVICES   SERVICES   SERVICES    TOTAL
                                                      --------   --------   --------   -------
1999
  Revenues..........................................  $46,669     $3,975     $5,971    $56,615
  Operating income..................................    1,986      2,137        203      4,326
1998
  Revenues..........................................  $28,271     $  496     $4,377    $33,144
  Operating income..................................    1,586        369        204      2,159

NOTE G -- ACQUISITIONS

     On March 20, 1998, the Company acquired Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm based in Salt Lake City, Utah. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew & Associates, Inc. ("Loder Drew") effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock. Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999.

NOTE H -- ACCOUNTING CHANGE

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company has chosen, retroactive to January 1, 1999, to recognize revenue on all of its currently existing operations when it invoices clients for its fee. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax change of $29.2 million as the cumulative effect of a change in accounting principle. The previously issued financial statements for the three months ended March 31, 1999 have been restated to give retroactive effect to the change. The cumulative effect of the accounting change was derived as follows:

     Unbilled contract receivables at December 31, 1998, as
      adjusted..............................................  $69,432
     Less: auditor payroll accrual at December 31, 1998,
      associated with unbilled contract receivables.........  (21,564)
                                                              -------
     Subtotal...............................................   47,868
     Less: related income tax effect at 39.0%...............  (18,673)
                                                              -------
     Cumulative effect of accounting change.................  $29,195
                                                              =======

     The Company's Revenue Recognition Policy as previously stated in Note 1(c) to its annual consolidated financial statements included in Form 10-K for the year ended December 31, 1998 has been subsequently revised, effective January 1, 1999, to read as follows:

     The Company's revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit service to be provided by the Company, (c) client's duties in assisting and cooperating with the Company, and (d) fee payable to the Company generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified. In the case of prospective facilities audits such as telecommunications tariff negotiations conducted by the Company on behalf of its clients, contracts typically provide for a percentage-of-savings fee which is calculated and fixed at the time the new tariff agreement is executed, and is payable to the Company on a current basis.

     In addition to contractual provisions, most clients also establish specific procedural guidelines which the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. The Company then invoices its clients for a contractually stipulated percentage of amounts recovered.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Invoice basis of revenue recognition

     The Company recognizes revenues when it invoices clients for its fee. For the three months ended March 31, 1999, revenues recognized on the invoice basis represented 100% of consolidated revenues.

Submitted claims basis of revenue recognition

     With respect to the Company's contemplated future operations to secure refunds pursuant to statute or regulation of amounts paid by clients to governmental entities, the Company will recognize revenues at the time refund claims containing all required documentation are filed with appropriate governmental agencies in those instances where historical refund disallowance rates can be accurately estimated. The Company will record its fee participation in these refunds at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible fee estimates will be charged or credited to earnings, as appropriate. The Company has not yet acquired or developed operations for which this submitted claims basis of revenue recognition would be applicable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

     As indicated in Note H contained elsewhere in this Form 10-Q, the Company has chosen, retroactive to January 1, 1999, to recognize revenue on all of its currently existing operations when it invoices clients for its fee. The Company had previously recognized revenue from services provided to its historical client base at the time overpayment claims were presented to and approved by its clients. In accordance with applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 will not be restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 INTERIM PERIODS WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR THE 1998 INTERIM PERIODS.

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

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              1999     1998
                                                              -----    -----
Revenues....................................................  100.0%   100.0%
Cost of revenues............................................   56.0     54.2
Selling, general and administrative expenses................   36.3     39.3
                                                              -----    -----
          Operating income..................................    7.7      6.5
Interest (expense) income, net..............................   (1.5)    (1.0)
                                                              -----    -----
          Earnings before income taxes......................    6.2      5.5
Income taxes................................................    2.5      2.1
                                                              -----    -----
          Earnings before cumulative effect of accounting
           change...........................................    3.7      3.4
Cumulative effect of accounting change......................  (51.6)      --
                                                              -----    -----
          Net earnings (loss)...............................  (47.9)%    3.4%
                                                              =====    =====

Three Month Period Ended March 31, 1999 Compared to Corresponding Period of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retail industry. Revenues increased 70.8% to $56.6 million in the first quarter of 1999, up from $33.1 million in the first quarter of 1998.

     Domestic revenues were $43.0 million in the first quarter of 1999, up 104.1% from $21.1 million in the first quarter of 1998. Of this 104.1% increase, 41.5% was contributed by growth in the Company's traditional retail, wholesale distribution and governmental agency business, and 62.6% was derived from companies acquired primarily in 1998 in new areas of audit emphasis (e.g., freight). Although the October 1998 acquisition of Robert Beck & Associates contributed substantially to first quarter domestic revenue growth in the Company's traditional retail, wholesale distribution and governmental agency business, it is no longer practicable to separate the effect of this former block of business since the clients, personnel and operations of Robert Beck & Associates have been assimilated into the Company's domestic operations effective January 1, 1999.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $13.6 million in the first quarter of 1999, up 12.5% from $12.0 million in the first quarter of 1998. Most of this increase related to the Company's European operations. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue impact of acquired businesses is excluded. There can be no assurance, however, that international growth trends will continue. See "Forward-Looking Statements."

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

     Domestically, cost of revenues as a percentage of revenues was 54.2% in the first quarter of 1999, down from 58.9% during the corresponding quarter of 1998. The 1999 reduction related primarily to the newly-acquired operations of Loder, Drew & Associates and the Company's freight division which operated at lower cost of revenue percentages than the Company's traditional retail, wholesale distribution and governmental agency business.

     Internationally, cost of revenues as a percentage of revenues was 61.9% in the first quarter of 1999, up from 46.0% in the first quarter of the prior year. This increase resulted from significantly reduced revenues recorded by the Company from its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) in the first quarter of 1999 under the "invoice method" of revenue recognition as compared to the "accepted claims method" employed in the first quarter of 1998 (see Note H in this Form 10-Q/A).

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 36.3% in the first quarter of 1999, down from 39.3% in the comparable period of 1998.

     Domestic selling, general and administrative expenses as a percentage of revenues was 31.9% in the first quarter of 1999, down significantly from 38.0% in the year earlier period due primarily to considerable revenue growth.

     Internationally, selling, general and administrative expenses as a percentage of revenues increased substantially to 50.4% in the first quarter of 1999, up from 41.6% in the comparable quarter of 1998. This increase resulted from significantly reduced revenues recorded by the Company from its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) in the first quarter of 1999 under the "invoice method" of revenue recognition as compared to the "accepted claims method" employed in the first quarter of 1998 (see Note H in this Form 10-Q/A).

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $2.8 million in the first quarter of 1999, and $848,000 during the first quarter of 1998.

     Operating Income. Operating income increased 100.4% to $4.3 million in the first quarter of 1999, up from $2.2 million in the comparable 1998 quarter. As percentage of total revenues, operating income increased to 7.7% in the first quarter of 1999, up from 6.5% in the first quarter of 1998. The components of this improvement have been discussed above.

     Interest (Expense) Income, Net. The Company incurred net interest expense of $844,000 in the first quarter of 1999, up from $324,000 in the first quarter of 1998. This increase related almost totally to interest expense incurred on the Company's $200.0 million bank credit facility in connection with acquired companies.

     Earnings Before Income Taxes and Cumulative Effect of Accounting
Change. Earnings before income taxes and cumulative effect of accounting change rose 89.8% in the quarter ended March 31, 1999 as compared to the first quarter of 1998. This improvement resulted from increased revenues and an improved operating margin during the 1999 quarter.

     Income Taxes. The provisions for income taxes for the first quarters of both 1999 and 1998 consist of federal, state and foreign income taxes at the Company's composite effective rate of approximately 39%.

     Cumulative Effect of Accounting Change. As more fully described in Note H to this Form 10-Q/A, the Company has chosen, retroactive to January 1, 1999, to change its method of accounting for certain aspects of its revenue recognition. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in accounting principle.

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

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2001 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

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

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.1   --   Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
                   registration statement number 333-1086 on Form S-1).
        3.2   --   Bylaws of the Registrant (incorporated by reference to
                   Exhibit 3.2 to Registrant's March 26, 1996 registration
                   statement number 333-1086 on Form S-1).
        4.1   --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3).
       27.1   --   Financial Data Schedule, as restated for the effect of the change in accounting principle regarding revenue recognition
                   (for SEC use only).

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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: August 12, 1999                                               By: /s/ SCOTT L. COLABUONO
                                                            --------------------------------------------
                                                                         Scott L. Colabuono
                                                                      Executive Vice President
                                                                    and Chief Financial Officer
                                                                   (principal financial officer)

Dated: August 12, 1999                                               By: /s/ MICHAEL R. MELTON
                                                            --------------------------------------------
                                                                         Michael R. Melton
                                                                     Vice President -- Finance
                                                                   (principal accounting officer)