Form 10-Q
period 1999-06-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1999-08-12
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                               OR
     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     The number of outstanding shares of the issuer's no par value common stock as of July 31, 1999, the latest practicable date, was 27,544,168 (41,316,252 after giving effect to a 3-for-2 stock split effected in the form of a stock dividend which was declared on July 20, 1999 and is payable on August 17, 1999).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information.......................................      1

          Item 1. Financial Statements (Unaudited)....................      1

            Condensed Consolidated Statements of Operations -- Three
               and six month periods ended June 30, 1999 and 1998.....      1

            Condensed Consolidated Balance Sheets --
               June 30, 1999 and December 31, 1998....................      2

            Condensed Consolidated Statements of Cash Flows --
               Six months ended June 30, 1999 and 1998................      3

            Notes to Condensed Consolidated Financial Statements......      4

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................      9

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.........................................     15

PART II.  Other Information...........................................     15

          Item 1. Legal Proceedings...................................     15

          Item 2. Changes in Securities...............................     15

          Item 3. Defaults Upon Senior Securities.....................     15

          Item 4. Submission of Matters to Vote of Security Holders...     16

          Item 5. Other Information...................................     16

          Item 6. Exhibits and Reports on Form 8-K....................     16
Signatures............................................................     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED      SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                         -------------------    ------------------
                                                           1999       1998        1999      1998
                                                         --------   --------    --------   -------
Revenues...............................................  $71,728    $38,934     $128,343   $72,078
Cost of revenues.......................................   35,913     20,326       67,633    38,282
Selling, general and administrative expenses...........   23,102     13,991       43,671    27,020
                                                         -------    -------     --------   -------
  Operating income.....................................   12,713      4,617       17,039     6,776
Interest (expense) income, net.........................     (978)       186       (1,822)     (138)
                                                         -------    -------     --------   -------
  Earnings before income taxes and cumulative effect of
     accounting change.................................   11,735      4,803       15,217     6,638
Income taxes...........................................    4,609      1,884        5,980     2,599
                                                         -------    -------     --------   -------
  Earnings before cumulative effect of accounting
     change............................................    7,126      2,919        9,237     4,039
Cumulative effect of accounting change (Note H)........       --         --      (29,195)       --
                                                         -------    -------     --------   -------
  Net earnings (loss)..................................  $ 7,126    $ 2,919     $(19,958)  $ 4,039
                                                         =======    =======     ========   =======
Basic earnings (loss) per share (Notes B and E):
  Earnings before cumulative effect of accounting
     change............................................  $  0.17    $  0.09     $   0.23   $  0.13
  Cumulative effect of accounting change...............       --         --        (0.72)       --
                                                         -------    -------     --------   -------
  Net earnings (loss)..................................  $  0.17    $  0.09     $  (0.49)  $  0.13
                                                         =======    =======     ========   =======
Diluted earnings (loss) per share (Notes B and E):
  Earnings before cumulative effect of accounting
     change............................................  $  0.17    $  0.09     $   0.22   $  0.13
  Cumulative effect of accounting change...............       --         --        (0.70)       --
                                                         -------    -------     --------   -------
  Net earnings (loss)..................................  $  0.17    $  0.09     $  (0.48)  $  0.13
                                                         =======    =======     ========   =======
Weighted-average shares outstanding (Notes B and E):
  Basic................................................   40,853     32,639       40,314    30,975
                                                         =======    =======     ========   =======
  Diluted..............................................   42,542     33,770       41,904    31,886
                                                         =======    =======     ========   =======

Pro forma amounts, assuming the new accounting method
  is applied retroactively:
  Net earnings (loss)..................................  $ 7,126    $   318     $  9,237   $  (928)
                                                         =======    =======     ========   =======
  Basic earnings (loss) per share......................  $   .17    $   .01     $    .23   $  (.03)
                                                         =======    =======     ========   =======
  Diluted earnings (loss) per share....................  $   .17    $   .01     $    .22   $  (.03)
                                                         =======    =======     ========   =======

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................  $ 31,639     $ 28,344
  Receivables:
    Billed contract receivables.............................    38,093       24,917
    Unbilled contract receivables...........................        --       69,432
    Employee advances.......................................     5,822        6,791
                                                              --------     --------
         Total receivables..................................    43,915      101,140
                                                              --------     --------
  Prepaid expenses and other current assets.................     2,154        2,520
  Deferred income taxes.....................................     4,484           --
                                                              --------     --------
         Total current assets...............................    82,192      132,004
                                                              --------     --------
Property and equipment:
  Computer and other equipment..............................    34,643       26,123
  Furniture and fixtures....................................     3,445        2,738
  Leasehold improvements....................................     5,052        4,410
                                                              --------     --------
                                                                43,140       33,271
  Less accumulated depreciation and amortization............    15,629       10,514
                                                              --------     --------
                                                                27,511       22,757
                                                              --------     --------
Noncompete agreements, less accumulated amortization........     1,936        2,475
Deferred loan costs, less accumulated amortization..........     1,388        1,802
Goodwill, less accumulated amortization.....................   239,615      223,508
Deferred income taxes.......................................     3,786        3,158
Other assets................................................     2,171        1,678
                                                              --------     --------
                                                              $358,599     $387,382
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................  $     49     $     49
  Current installments of long-term debt....................       450          630
  Accounts payable and accrued expenses.....................     5,255       13,556
  Accrued business acquisition consideration (Note G).......        --       30,000
  Accrued payroll and related expenses......................    22,630       44,678
  Deferred income taxes.....................................        --       13,310
  Deferred tax recovery audit revenue.......................       982        1,238
                                                              --------     --------
         Total current liabilities..........................    29,366      103,461
Long-term debt, excluding current installments..............    73,358      112,886
Deferred compensation.......................................     3,154        3,453
Other long-term liabilities.................................       678        2,078
                                                              --------     --------
         Total liabilities..................................   106,556      221,878
                                                              --------     --------
Shareholders' equity (Note E):
  Preferred stock, no par value. Authorized 1,000,000
    shares; no shares issued or outstanding in 1999 and
    1998....................................................        --           --
  Common stock, no par value; stated value $.001 per share.
    Authorized 60,000,000 shares; issued and outstanding
    41,254,165 in 1999 and 36,056,878 in 1998...............        41           36
  Additional paid-in capital................................   241,310      133,713
  Retained earnings.........................................    14,195       34,153
  Accumulated other comprehensive loss......................    (3,503)      (2,398)
                                                              --------     --------
         Total shareholders' equity.........................   252,043      165,504
                                                              --------     --------
Contingencies (Note G)
                                                              $358,599     $387,382
                                                              ========     ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(19,958)   $  4,039
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
    Cumulative effect of accounting change..................    29,195          --
    Depreciation and amortization...........................    10,683       4,039
    Loss on sale of property and equipment..................        45           4
    Deferred compensation expense...........................      (299)        346
    Deferred income taxes...................................       251         399
    Foreign translation adjustments.........................    (1,105)     (1,460)
    Changes in assets and liabilities, net of effects of
      acquisitions:
       Receivables..........................................    (7,651)    (11,345)
       Prepaid expenses and other current assets............       366         309
       Other assets.........................................      (136)       (131)
       Accounts payable and accrued expenses................   (10,756)        728
       Accrued payroll and related expenses.................      (484)       (649)
       Deferred tax recovery audit revenue..................      (256)       (110)
       Other long-term liabilities..........................    (1,400)        (52)
                                                              --------    --------
         Net cash used in operating activities..............    (1,505)     (3,883)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (9,708)     (7,236)
  Acquisitions of businesses (net of cash acquired) -- (Note
    G)......................................................   (43,521)    (10,920)
                                                              --------    --------
         Net cash used in investing activities..............   (53,229)    (18,156)
                                                              --------    --------
Cash flows from financing activities:
  Net decrease in note payable to bank......................        --         (43)
  Proceeds from issuance of long-term debt..................    56,797       5,240
  Repayments of long-term debt..............................   (96,520)    (25,603)
  Net proceeds from issuance of common stock................    97,752      41,769
                                                              --------    --------
         Net cash provided by financing activities..........    58,029      21,363
                                                              --------    --------
         Net change in cash and cash equivalents............     3,295        (676)
Cash and cash equivalents at beginning of period............    28,344      19,386
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 31,639    $ 18,710
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $  1,792    $    421
                                                              ========    ========
  Cash paid during the period for income taxes..............  $  6,323    $  1,890
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first six months of both 1999 and 1998, the Company purchased the net operating assets of certain companies.
    In conjunction with the acquisitions, the Company
    assumed liabilities as follows:
       Fair value of assets acquired........................  $ 55,991    $ 21,135
       Cash paid for the acquisitions (net of cash
       acquired)............................................   (43,521)    (10,920)
       Fair value of shares issued for the acquisitions.....    (9,850)     (9,607)
                                                              --------    --------
         Liabilities assumed................................  $  2,620    $    608
                                                              ========    ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

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

NOTE B -- EARNINGS PER SHARE

      The following table sets forth the computations of basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and June 30, 1998 (in thousands, except for earnings per share information):

                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                                          JUNE 30,              JUNE 30,
                                                     -------------------   ------------------
                                                       1999       1998       1999      1998
                                                     --------   --------   --------   -------
Numerator for both basic earnings (loss) per share
  and diluted earnings (loss) per share:
  Earnings before cumulative effect of accounting
    change.........................................  $ 7,126    $ 2,919    $  9,237   $ 4,039
  Cumulative effect of accounting change...........       --         --     (29,195)       --
                                                     -------    -------    --------   -------
         Net earnings (loss).......................  $ 7,126    $ 2,919    $(19,958)  $ 4,039
                                                     =======    =======    ========   =======
Denominator:
  Denominator for basic earnings (loss) per
    share -- weighted-average shares outstanding...   40,853     32,639      40,314    30,975
  Effect of dilutive securities -- employee stock
    options........................................    1,689      1,131       1,590       911
                                                     -------    -------    --------   -------
  Denominator for diluted earnings (loss) per
    share..........................................   42,542     33,770      41,904    31,886
                                                     =======    =======    ========   =======
Basic earnings (loss) per share:
  Earnings before cumulative effect of accounting
    change.........................................  $  0.17    $  0.09    $   0.23   $  0.13
  Cumulative effect of accounting change...........       --         --       (0.72)       --
                                                     -------    -------    --------   -------
         Net earnings (loss).......................  $  0.17    $  0.09    $  (0.49)  $  0.13
                                                     =======    =======    ========   =======
Diluted earnings (loss) per share:
  Earnings before cumulative effect of accounting
    change.........................................  $  0.17    $  0.09    $   0.22   $  0.13
  Cumulative effect of accounting change...........       --         --       (0.70)       --
                                                     -------    -------    --------   -------
         Net earnings (loss).......................  $  0.17    $  0.09    $  (0.48)  $  0.13
                                                     =======    =======    ========   =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE C -- COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended June 30, 1999 and 1998, the Company's consolidated comprehensive income was $8.3 million and $2.9 million, respectively. For the six month periods ended June 30, 1999 and 1998, the Company's consolidated comprehensive income (loss) was $(21.1) million and $3.6 million, respectively. The difference between consolidated comprehensive income
(loss), as disclosed here, and traditionally-determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

      Cash equivalents at December 31, 1998 included $6.3 million of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. In addition, cash equivalents at June 30, 1999 and December 31, 1998 also included $4.9 million and $7.1 million, respectively, of temporary investments held in a French bank by certain of the Company's French subsidiaries.

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

NOTE E -- SHAREHOLDERS' EQUITY

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

     On August 11, 1999, the Company filed a preliminary proxy statement on Form 14A seeking to amend its Articles of Incorporation to increase the number of shares of Company common stock which the Company shall have the authority to issue from 60.0 million shares to 200.0 million shares.

     On March 16, 1998, the Company sold 2.0 million newly issued shares (equivalent to 3.0 million post-split shares) of its common stock and certain selling shareholders sold an additional 2.4 million outstanding shares (equivalent to 3.6 million post-split shares) in an underwritten follow-on offering. The offering was priced at $21.00 per share (equivalent to $14.00 per share post-split). The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998. In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 660,000 shares (equivalent to 990,000 post-split shares) of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

     On January 8, 1999, the Company sold 2.7 million newly issued shares (equivalent to 4.1 million post-split shares) of its common stock and certain selling shareholders sold an additional 800,000 outstanding shares (equivalent to 1.2 million post-split shares) in an underwritten follow-on offering. The offering was priced at $34.00 per share (equivalent to $22.67 per share post-split). The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on January 13, 1999.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

The net proceeds from the 2.7 million shares (equivalent to 4.1 million post-split shares) sold by the Company, combined with the net proceeds from an additional 191,000 shares (equivalent to 286,500 post-split shares) subsequently sold by the Company in late January 1999 upon exercise by the underwriting syndicate of their over-allotment option, were applied to reduce outstanding borrowings under the Company's $200.0 million bank credit facility. Additionally, 334,000 shares (equivalent to 501,000 post-split shares) were sold in late January 1999 by certain selling shareholders in connection with the over-allotment option. The Company received no proceeds from the sale of such shares.

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

     Accounts Payable Services consist of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers, wholesale distributors and governmental agencies (the Company's historical client base) and accounts payable services provided to various other types of business entities by the Company's Loder Drew & Associates division. The Accounts Payable Services operating segment conducts business in twenty-five countries.

     Freight Services consist primarily of various businesses acquired by the Company beginning in 1997 which audit freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, ground freight and overnight freight. This operating segment currently serves primarily businesses located in the United States, although international expansion is planned.

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

     Segment information for the three and six month periods ended June 30, 1999 and 1998 follows (in thousands):

                                                   ACCOUNTS
                                                   PAYABLE    FREIGHT      TAX
                                                   SERVICES   SERVICES   SERVICES    TOTAL
                                                   --------   --------   --------   --------
Three months ended June 30, 1999
  Revenues.......................................  $ 58,794    $5,109    $ 7,825    $ 71,728
  Operating income...............................     9,601     1,760      1,352      12,713
Three months ended June 30, 1998
  Revenues.......................................  $ 31,315    $1,403    $ 6,216    $ 38,934
  Operating income...............................     3,396       294        927       4,617
Six months ended June 30, 1999
  Revenues.......................................  $105,281    $9,264    $13,798    $128,343
  Operating income...............................    11,695     3,841      1,503      17,039
Six months ended June 30, 1998
  Revenues.......................................  $ 59,587    $1,899    $10,592    $ 72,078
  Operating income...............................     4,982       664      1,130       6,776

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE G -- ACQUISITIONS

     On March 20, 1998, the Company acquired Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm based in Salt Lake City, Utah. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew & Associates, Inc. ("Loder Drew") effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 restricted, unregistered shares (equivalent to 1.2 million post-split shares) of the Company's common stock. Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999.

     On April 1, 1999, the Company acquired substantially all the assets and assumed certain liabilities of Payment Technologies, Inc. d/b/a PayTech ("PayTech"), a Georgia-based firm in the business of handling freight data, auditing freight bills and other related services. The transaction was accounted for as a purchase, with consideration of $5.0 million in cash and 152,532 restricted, unregistered shares (equivalent to 228,798 post-split shares) of the Company's common stock.

     On June 14, 1999, the Company acquired the net assets of Invoice and Tariff Management Group, LLC ("ITMG"), a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $11.0 million in cash and 236,873 unregistered, restricted shares (equivalent to 355,310 post-split shares) of the Company's common stock. The former owners of ITMG are also eligible to receive additional purchase price consideration through December 31, 2000 of up to $20.0 million based upon the earnings of ITMG. Of this $20.0 million, $5.0 million is payable in February 2000 based upon the financial performance of ITMG from the acquisition date through December 31, 1999, and $15.0 million is payable in February 2001 based upon the financial performance of ITMG in 2000.

NOTE H -- ACCOUNTING CHANGE

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company has chosen, retroactive to January 1, 1999, to recognize revenue on all of its currently existing operations when it invoices clients for its fee. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax change of $29.2 million as the cumulative effect of a change in an accounting principle. The previously issued financial statements for the

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES three months ended March 31, 1999 have been restated to give retroactive effect to the change. The cumulative effect of the accounting change was derived as follows:

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

Invoice basis of revenue recognition

     The Company recognizes revenues when it invoices clients for its fee. For the three months and six months ended June 30, 1999, revenues recognized on the invoice basis represented 100% of consolidated revenues.

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

                                                             THREE MONTHS        SIX MONTHS
                                                                ENDED              ENDED
                                                               JUNE 30,           JUNE 30,
                                                            --------------    ----------------
                                                            1999     1998      1999      1998
                                                            -----    -----    -------    -----
Revenues................................................    100.0%   100.0%     100.0%   100.0%
Cost of revenues........................................     50.1     52.2       52.7     53.1
Selling, general and administrative expenses............     32.2     35.9       34.0     37.5
                                                            -----    -----    -------    -----
  Operating income......................................     17.7     11.9       13.3      9.4
Interest income (expense), net..........................     (1.4)     0.4       (1.4)    (0.2)
                                                            -----    -----    -------    -----
  Earnings before income taxes and cumulative effect of
     accounting change..................................     16.3     12.3       11.9      9.2
Income taxes............................................      6.4      4.8        4.7      3.6
                                                            -----    -----    -------    -----
  Earnings before cumulative effect of accounting
     change.............................................      9.9      7.5        7.2      5.6
Cumulative effect of accounting change..................       --       --      (22.8)      --
                                                            -----    -----    -------    -----
  Net earnings (loss)...................................      9.9%     7.5%     (15.6)%    5.6%
                                                            =====    =====    =======    =====

Three and Six Month Periods Ended June 30, 1999 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retail industry. Revenues increased 84.2% to $71.7 million for the second quarter of 1999, up from $38.9 million in the second quarter of 1998. For the six months ended June 30, 1999, revenues were $128.3 million, or 78.1% higher than $72.1 million achieved in the corresponding period of 1998.

     Domestic revenues were $52.5 million in the second quarter of 1999, up 112.8% from $24.6 million in the second quarter of 1998. Of this 112.8% increase, 37.6% was contributed by growth in the Company's traditional retail, wholesale distribution and governmental agency business, and 75.2% was derived from companies acquired primarily in 1998 in new areas of audit emphasis (e.g., freight). For the first six months of 1999, domestic revenues were $95.5 million, an increase of 108.8% over $45.8 million during the comparable period of 1998. Of this 108.8% increase, 69.4% was derived from companies acquired in new areas of audit emphasis. Although the October 1998 acquisition of Robert Beck & Associates contributed substantially to second quarter and year to date revenue growth in the Company's traditional retail, wholesale distribution and governmental agency business, it is no longer practicable to separate the effect of this former block of business since the clients, personnel and operations of Robert Beck & Associates have been assimilated into the Company's domestic operations effective January 1, 1999.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $19.2 million in the second quarter of 1999, up 34.8% from $14.3 million in the second quarter of 1998. Most of this increase related to the Company's European operations. For the first six months of 1999, international revenues were $32.8 million, a 24.6% increase over $26.3 million during the comparable period of 1998. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue impact of acquired businesses is excluded. There can be no assurance, however, that international growth trends will continue. See "Forward-Looking Statements".

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

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 50.1% of revenues for the second quarter of 1999, down from 52.2% in the comparable quarter of 1998. For the six months ended June 30, 1999, cost of revenues was 52.7%, down from 53.1% in the first six months of 1998.

     Domestically, cost of revenues as a percentage of revenues was 50.5% in the second quarter of 1999, down from 55.2% during the corresponding quarter of 1998. For the six months ended June 30, 1999, domestic cost of revenues as a percentage of revenues was 52.2%, down from 56.9% during the first half of 1998. The 1999 reductions relate primarily to the newly-acquired operations of Loder, Drew & Associates and the Company's freight division which operated at lower cost of revenue percentages than the Company's traditional retail, wholesale distribution and governmental agency business.

     Internationally, cost of revenues as a percentage of revenues was 48.8% in the second quarter of 1999, up from 47.0% during the corresponding quarter of 1998. For the six months ended June 30, 1999, international cost of revenues as a percentage of revenues was 54.3%, up from 46.5% during the first half of 1998. The 1999 increases relate principally to increased expansion efforts in the Company's traditional retail, wholesale distribution and governmental agency business since auditors in newly developed countries typically draw salaries until adequate revenues are developed to support commission-based compensation structures.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 32.2% in the second quarter of 1999, down from 35.9% in the comparable period of 1998. For the six months ended June 30, 1999, selling, general and administrative expenses as a percentage of revenues was 34.0%, also down from 37.5% in the comparable period of 1998.

     Domestic selling, general and administrative expenses as a percentage of revenues was 29.0% in the second quarter of 1999, down from 34.6% in the year earlier period. For the first six months of 1999, domestic selling, general and administrative expenses as a percentage of revenues decreased to 30.3%, down from 36.1% in the corresponding period of 1998. Improvements in 1999 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     Internationally, selling, general and administrative expenses as a percentage of revenues was 40.9% in the second quarter of 1999, up from 38.3% in the 1998 second quarter. For the six month periods, this percentage likewise increased to 44.8% in 1999 from 39.8% in 1998. Increases in 1999 related primarily to the Company's expansion of infrastructure in the United Kingdom, Singapore and Latin America.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $2.7 million and $1.0 million for the quarters ended June 30, 1999 and 1998, respectively, and $5.5 million and $1.8 million for the six month periods ended June 30, 1999 and 1998, respectively.

     Operating Income. Operating income increased 175.4% to $12.7 million in the second quarter of 1999, up from $4.6 million in the second quarter of 1998. For the six months ended June 30, 1999, operating income increased 151.5% to $17.0 million, up from $6.8 million in the comparable period of 1998. As a percentage of revenues, operating income increased to 17.7% in the second quarter of 1999, up from 11.9% in the second quarter of 1998. For the six months ended June 30, 1999, operating income increased to 13.3% of revenues, up from 9.4% of revenues in the comparable period of 1998. The components of this improvement have been discussed above.

     Interest (Expense) Income, Net. The Company incurred net interest expense of $978,000 in the second quarter of 1999, compared to net interest income of $186,000 in the second quarter of 1998. For the six months ended June 30, 1999, net interest expense was $1.8 million, compared to $138,000 during the comparable period of 1998. This increase in net interest expense related almost totally to interest expense incurred on the Company's $200.0 million bank credit facility in connection with acquired companies.

     Earnings Before Income Taxes and Cumulative Effect of Accounting
Change. Earnings before income taxes and cumulative effect of accounting change rose 144.3% and 129.2% in the quarter and six months ended June 30, 1999, respectively, compared to the comparable periods of 1998. This improvement resulted from increased revenues and improved operating margins during the 1999 periods.

     Income Taxes. The provisions for income taxes for all periods presented consist of federal, state and foreign income taxes at a composite effective rate which approximates 39%.

     Cumulative Effect of Accounting Change. As more fully described in Note H to this Form 10-Q, the Company has chosen, retroactive to January 1, 1999, to change its method of accounting for certain aspects of its revenue recognition. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in accounting principle.

     Weighted-Average Shares Outstanding -- Basic. On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 40.9 million during the second quarter of 1999, up 8.3 million shares from 32.6 million during the second quarter of 1998. This increase was comprised primarily of (i) 4.4 million registered shares issued by the Company in an underwritten stock offering completed in January 1999 and, (ii) restricted, unregistered shares issued by the Company in connection with acquisitions of various companies.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. as agent for the group. In January 1999, the Company completed a public offering of its common stock. This offering provided net proceeds to the Company of $92.8 million, all of which were used to repay credit facility borrowings. As of June 30, 1999, the Company had outstanding principal borrowings of $72.8 million under this $200.0 million credit facility.

     Net cash used in operating activities was $1.5 million in the first six months of 1999 and $3.9 million during the corresponding period of 1998. The first quarter is typically the lowest quarter of each year in terms of cash collections on accounts receivable. Additionally, payroll-related liabilities at December 31, 1998 were unusually high since the final payroll for that year took place during mid-December. Accordingly, an unusually large level of cash disbursements to auditors and other employees was made in January 1999 pertaining to December 31, 1998 obligations.

     Net cash used in investing activities was $53.2 million during the first six months of 1999, up considerably from $18.2 million during the corresponding period of 1998. The increase related primarily to $30.0 million of additional purchase price consideration paid to the former owners of Loder Drew & Associates, as more fully discussed in a subsequent paragraph.

     Net cash provided by financing activities was $58.0 million during the first six months of 1999, and $21.4 million during the first six months of 1998. The net cash provided by financing activities during each of the two first quarter periods related primarily to follow-on common stock offerings as discussed in Note E of Notes to Condensed Consolidated Financial Statements.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 803,535 restricted, unregistered shares of the Company's common stock (equivalent to 1.2 million post-split shares). Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999. The Company is presently unable to estimate what portion, if any, of this $40.0 million will ultimately become due and payable since the required financial performance payment thresholds for 1999 significantly exceed Loder Drew's actual performance for 1998. The Company currently anticipates that any portion of the $40.0 million which ultimately becomes due and payable will be borrowed under its existing $200.0 million credit facility to the extent that excess cash derived from the increased financial performance of the Loder Drew division is insufficient to satisfy any required payment.

     On June 14, 1999, the Company acquired the net assets of ITMG, a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $11.0 million in cash and 236,873 unregistered, restricted shares (equivalent to 355,310 post-split shares) of the Company's common stock. The former owners of ITMG are also eligible to receive additional purchase price consideration through December 31, 2000 of up to $20.0 million in cash based upon the earnings of ITMG. Of this $20.0 million, $5.0 million is based on the financial performance of ITMG from the acquisition date through December 31, 1999, and $15.0 million is based on ITMG's financial performance for 2000. Additional purchase price consideration, if any, is payable in the February immediately following the fiscal period to which it relates. The Company is presently unable to estimate whether any additional purchase price consideration will ultimately become due and payable since the required financial performance thresholds significantly exceed ITMG's historical performance levels. The Company currently anticipates that any portion of the $20.0 million which ultimately becomes due and payable will be borrowed under its existing $200.0 million credit facility to the extent that excess cash derived from the increased financial performance of ITMG is insufficient to satisfy any required payment.

     During the two year period ended December 31, 1998, the Company acquired thirteen recovery audit firms. During the six month period ended June 30, 1999, the Company acquired two additional recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

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

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2000 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

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

     The Company has not verified that its financial accounting software is Year 2000 compliant because it made a decision totally independent of any Year 2000 issue to replace substantially all of its existing financial packages. Replacement of certain general accounting components was completed in January 1999. Replacement of the balance of the financial accounting systems is scheduled prior to the end of 1999. As of June 30, 1999, the Company has estimated that it will incur additional capital expenditures of approximately $2.0 million through the remainder of 1999 to complete its financial accounting systems project. Any portion of this cost which cannot be funded from current operations will be financed under the Company's existing $200.0 million credit facility.

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

     Certain of the Company's international operations continue to utilize an older version of the Company's proprietary recovery audit software which is not Year 2000 compliant. Plans are in place to upgrade all operations to the current version by the end of 1999. The only significant issue in completing the upgrade is developing a training plan in the native language of the users. If the upgrade is not completed, affected international auditors may be required to utilize other less effective audit tools, techniques and processes, and the Company could suffer a loss of revenues outside the U.S. as a result.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On April 1, 1999, in connection with the acquisition of substantially all of the net assets of Payment Technologies, Inc. d/b/a PayTech ("PayTech"), the Company issued 152,532 unregistered, restricted shares (equivalent to 228,798 shares subsequent to the Company's pending 3-for-2 stock split) to the former owners of PayTech. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On June 14, 1999, in connection with the acquisition of the net assets of Invoice and Tariff Management Group, LLC ("ITMG"), the Company issued 236,873 unregistered, restricted shares (equivalent to 355,310 shares subsequent to the Company's pending 3-for-2 stock split) to the former owners of ITMG. The shares were issued pursuant to the exemption granted by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on May 11, 1999, the following individuals were elected to the Company's Board of Directors to serve as directors until the Annual Meeting of Shareholders held in the year indicated and until their successors are elected and have qualified:

                                                                VOTES       VOTES
                                                                 FOR       WITHHELD
                                                              ----------   --------
Class I directors until the year 2000
  Marc S. Eisenberg.........................................  21,811,894   471,946
  Ronald K. Loder...........................................  22,003,889   279,951
Class II directors until the year 2001
  E. James Lowrey...........................................  22,059,739   224,101
Class III directors until the year 2002
  Fred W. I. Lachotzki......................................  22,059,739   224,101
  Michael A. Lustig.........................................  22,004,889   278,951
  Thomas S. Robertson.......................................  22,066,644   217,196
  Jackie M. Ward............................................  22,066,164   217,676

     At the Company's Annual Meeting of Shareholders held on May 11, 1999, the following proposal was also approved:

                                                          VOTES        VOTES       VOTES
                                                           FOR        AGAINST    ABSTAINED
                                                        ----------   ---------   ---------
Amendment of the Company's Stock Incentive Plan.......  17,068,356   4,664,163    26,029

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.1    --  Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
        3.2    --  Bylaws of the Registrant (incorporated by reference to
                   Exhibit 3.2 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
        4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3).
       18.1    --  Letter from KPMG LLP regarding change in accounting
                   principle (revenue recognition).
       27.1    --  Financial Data Schedule for six months ended June 30, 1999
                   (for SEC use only).
       27.2    --  Financial Data Schedule for six months ended June 30, 1998, as restated for common stock split (for SEC use only).

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