Form 10-Q
period 1999-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 1999-11-15
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                               OR
     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     The number of outstanding shares of the issuer's no par value common stock as of October 31, 1999, the latest practicable date, was 48,662,128.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1999

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information.......................................      1
          Item 1. Financial Statements (Unaudited)....................      1
            Condensed Consolidated Statements of Operations -- Three
               and nine month periods ended September 30, 1999 and
               1998...................................................      1
            Condensed Consolidated Balance Sheets --
               September 30, 1999 and December 31, 1998...............      2
            Condensed Consolidated Statements of Cash Flows --
               Nine months ended September 30, 1999 and 1998..........      3
            Notes to Condensed Consolidated Financial Statements......      4
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     13
          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk.........................................     19
PART II.  Other Information...........................................     19
          Item 1. Legal Proceedings...................................     19
          Item 2. Changes in Securities...............................     19
          Item 3. Defaults Upon Senior Securities.....................     20
          Item 4. Submission of Matters to Vote of Security Holders...     20
          Item 5. Other Information...................................     20
          Item 6. Exhibits and Reports on Form 8-K....................     20
Signatures............................................................     21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED      NINE MONTHS ENDED
                                                           SEPTEMBER 30,          SEPTEMBER 30,
                                                        -------------------    -------------------
                                                          1999       1998        1999       1998
                                                        --------   --------    --------   --------
Revenues..............................................  $91,259    $67,982     $246,139   $162,196
Cost of revenues......................................   43,411     35,318      128,890     85,711
Selling, general and administrative expenses..........   27,540     22,410       75,073     53,886
Business acquisition expenses.........................   10,380        955       13,371      2,864
                                                        -------    -------     --------   --------
  Operating income....................................    9,928      9,299       28,805     19,735
Interest (expense), net...............................   (1,304)    (1,935)      (4,278)    (3,334)
                                                        -------    -------     --------   --------
  Earnings before income taxes, minority interest and
     cumulative effect of accounting change...........    8,624      7,364       24,527     16,401
Income taxes..........................................    5,495      4,367       11,599      7,064
                                                        -------    -------     --------   --------
  Earnings before minority interest and cumulative
     effect of accounting change......................    3,129      2,997       12,928      9,337
Minority interest in (earnings) loss of consolidated
  subsidiaries........................................      (48)       128         (437)      (116)
                                                        -------    -------     --------   --------
  Earnings before cumulative effect of accounting
     change...........................................    3,081      3,125       12,491      9,221
Cumulative effect of accounting change (Note H).......       --         --      (29,195)        --
                                                        -------    -------     --------   --------
  Net earnings (loss).................................  $ 3,081    $ 3,125     $(16,704)  $  9,221
                                                        =======    =======     ========   ========
Basic earnings (loss) per share (Notes B and E):
  Earnings before cumulative effect of accounting
     change...........................................  $  0.06    $  0.08     $   0.27   $   0.24
  Cumulative effect of accounting change..............       --         --        (0.62)        --
                                                        -------    -------     --------   --------
  Net earnings (loss).................................  $  0.06    $  0.08     $  (0.35)  $   0.24
                                                        =======    =======     ========   ========
Diluted earnings (loss) per share (Notes B and E):
  Earnings before cumulative effect of accounting
     change...........................................  $  0.06    $  0.07     $   0.26   $   0.23
  Cumulative effect of accounting change..............       --         --        (0.60)        --
                                                        -------    -------     --------   --------
  Net earnings (loss).................................  $  0.06    $  0.07     $  (0.34)  $   0.23
                                                        =======    =======     ========   ========
Weighted-average shares outstanding (Notes B and E):
  Basic...............................................   47,988     40,636       47,000     38,322
                                                        =======    =======     ========   ========
  Diluted.............................................   50,094     41,906       48,761     39,352
                                                        =======    =======     ========   ========
Pro forma amounts, assuming the new accounting method
  is applied retroactively (Note H):
  Net (loss)..........................................             $(1,833)               $   (578)
                                                                   =======                ========
  Basic (loss) per share..............................             $ (0.05)               $  (0.02)
                                                                   =======                ========
  Diluted (loss) per share............................             $ (0.04)               $  (0.01)
                                                                   =======                ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................    $ 40,462        $ 38,990
  Receivables:
    Contract receivables....................................      63,491         109,760
    Employee advances.......................................      10,461           8,277
                                                                --------        --------
         Total receivables..................................      73,952         118,037
                                                                --------        --------
  Prepaid expenses and other current assets.................       5,441           4,006
  Deferred income taxes.....................................       4,484              --
                                                                --------        --------
         Total current assets...............................     124,339         161,033
                                                                --------        --------
Property and equipment:
  Computer and other equipment..............................      43,675          31,414
  Furniture and fixtures....................................       5,157           4,307
  Leasehold improvements....................................       5,884           5,224
                                                                --------        --------
                                                                  54,716          40,945
  Less accumulated depreciation and amortization............      24,308          16,236
                                                                --------        --------
                                                                  30,408          24,709
                                                                --------        --------
Noncompete agreements, less accumulated amortization........       1,800           2,475
Deferred loan costs, less accumulated amortization..........       1,405           1,802
Goodwill, less accumulated amortization.....................     239,192         223,912
Deferred income taxes.......................................       3,680           3,773
Other assets................................................       2,577           1,959
                                                                --------        --------
                                                                $403,401        $419,663
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................    $  3,216        $  5,983
  Current installments of long-term debt....................         258             630
  Accounts payable and accrued expenses.....................      18,789          27,727
  Accrued business acquisition consideration (Note G).......          --          30,000
  Accrued payroll and related expenses......................      36,143          50,722
  Deferred income taxes.....................................          --          13,310
  Deferred tax recovery audit revenue.......................       1,195           1,720
                                                                --------        --------
         Total current liabilities..........................      59,601         130,092
Long-term debt, excluding current installments..............      71,917         140,363
Deferred compensation.......................................       3,088           3,453
Other long-term liabilities.................................         968           1,650
                                                                --------        --------
         Total liabilities..................................     135,574         275,558
                                                                --------        --------
Shareholders' equity (Note E):
  Preferred stock, no par value. Authorized 1,000,000
    shares; no shares issued or outstanding in 1999 and
    1998....................................................          --              --
  Common stock, no par value; stated value $.001 per share.
    Authorized 200,000,000 shares; issued and outstanding
    48,604,780 in 1999 and 42,247,686 in 1998...............          49              42
  Additional paid-in capital................................     287,270         143,157
  Retained earnings (accumulated deficit)...................     (15,852)          3,231
  Accumulated other comprehensive loss......................      (3,640)         (2,325)
                                                                --------        --------
         Total shareholders' equity.........................     267,827         144,105
                                                                --------        --------
Contingencies (Note G)
                                                                $403,401        $419,663
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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $(16,704)   $  9,221
  Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
    Cumulative effect of accounting change..................    29,195          --
    Depreciation and amortization...........................    16,712       7,911
    Loss on sale of property and equipment..................        47          23
    Minority interest in earnings of consolidated
     subsidiary.............................................       437         116
    Interest accrued on shareholder loans...................       860       1,485
    Deferred compensation...................................      (365)        237
    Deferred income taxes...................................       972         619
    Foreign translation adjustments.........................    (1,242)     (1,444)
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Receivables...........................................   (21,540)    (32,463)
      Prepaid expenses and other current assets.............    (1,435)     (1,100)
      Other assets..........................................      (463)     (1,678)
      Accounts payable and accrued expenses.................   (11,408)     (5,529)
      Accrued payroll and related expenses..................     6,985      11,898
      Deferred tax recovery audit revenue...................      (525)         22
      Other long-term liabilities...........................    (1,119)        (46)
                                                              --------    --------
         Net cash provided by (used in) operating
          activities........................................       407     (10,728)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (13,713)    (13,556)
  Acquisitions of businesses (net of cash acquired) -- (Note
    G)......................................................   (44,595)    (84,128)
                                                              --------    --------
         Net cash used in investing activities..............   (58,308)    (97,684)
                                                              --------    --------
Cash flows from financing activities:
  Net decrease in note payable to bank......................    (2,767)     (2,495)
  Proceeds from issuance of long-term debt..................    55,179      79,245
  Repayments of long-term debt..............................   (96,527)    (23,804)
  Proceeds from shareholder loans...........................     2,061       1,809
  Dividends paid to former equity shareholder of
    PRS -- (Note G).........................................      (370)         --
  Acquisition costs paid directly by shareholders...........     1,070          --
  Net proceeds from issuance of common stock................   100,727      41,246
                                                              --------    --------
         Net cash provided by financing activities..........    59,373      96,001
                                                              --------    --------
         Net change in cash and cash equivalents............     1,472     (12,411)
Cash and cash equivalents at beginning of period............    38,990      32,652
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 40,462    $ 20,241
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $  3,280    $    631
                                                              ========    ========
  Cash paid during the period for income taxes..............  $  6,553    $  5,327
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  In the first nine months of both 1999 and 1998, the
    Company purchased the net operating assets of certain
    companies. In conjunction with the acquisitions, the
    Company assumed liabilities as follows:
      Fair value of assets acquired.........................  $ 57,065    $118,057
      Cash paid for the acquisitions (net of cash
       acquired)............................................   (44,595)    (84,128)
      Fair value of shares issued for the acquisitions......    (9,850)    (28,120)
                                                              --------    --------
         Liabilities assumed................................  $  2,620    $  5,809
                                                              ========    ========
  Shareholder loans contributed to capital by former equity
    shareholders of Meridian -- (Note G)....................  $ 30,391
                                                              ========
  Dividends accrued to former equity shareholder of
    PRS -- (Note G).........................................  $    243
                                                              ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998.

     As indicated in Note H, the Company has chosen in its quarter ended June 30, 1999, retroactive to January 1, 1999, to recognize revenue when it invoices clients for its fee, except for its recently acquired Meridian operations where payment terms are otherwise fixed by binding agreement with the client, allowance of claims is subject to clearly defined regulations and disallowance rates can be accurately estimated. The Company had previously recognized revenue from services provided to its historical client base at the time overpayment claims were presented to and approved by its clients. In accordance with applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 INTERIM PERIODS WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR THE 1998 INTERIM PERIODS.

      During August 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian") and PRS International, Ltd. ("PRS"). Both of these acquisitions have been accounted for as poolings-of-interests. Therefore, the accompanying condensed consolidated financial statements have been restated to include the operations of Meridian and PRS for all periods presented.

NOTE B -- EARNINGS PER SHARE

      The following table sets forth the computations of basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and September 30, 1998 (in thousands, except for earnings (loss) per share information):

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           -------------------   ------------------
                                                             1999       1998       1999      1998
                                                           --------   --------   --------   -------
Numerator for both basic earnings (loss) per share and
diluted earnings (loss) per share:
  Earnings before cumulative effect of accounting
    change...............................................  $  3,081   $  3,125   $ 12,491   $ 9,221
  Cumulative effect of accounting change.................        --         --    (29,195)       --
                                                           --------   --------   --------   -------
         Net earnings (loss).............................  $  3,081   $  3,125   $(16,704)  $ 9,221
                                                           ========   ========   ========   =======
Denominator:
  Denominator for basic earnings (loss) per share --
    weighted-average shares outstanding..................    47,988     40,636     47,000    38,322
  Effect of dilutive securities -- employee stock
    options..............................................     2,106      1,270      1,761     1,030
                                                           --------   --------   --------   -------
  Denominator for diluted earnings (loss) per share......    50,094     41,906     48,761    39,352
                                                           ========   ========   ========   =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                           THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              SEPTEMBER 30,        SEPTEMBER 30,
                                                           -------------------   ------------------
                                                             1999       1998       1999      1998
                                                           --------   --------   --------   -------
Basic earnings (loss) per share:
  Earnings before cumulative effect of accounting
    change...............................................  $   0.06   $   0.08   $   0.27   $  0.24
  Cumulative effect of accounting change.................        --         --      (0.62)       --
                                                           --------   --------   --------   -------
         Net earnings (loss).............................  $   0.06   $   0.08   $  (0.35)  $  0.24
                                                           ========   ========   ========   =======
Diluted earnings (loss) per share:
  Earnings before cumulative effect of accounting
    change...............................................  $   0.06   $   0.07   $   0.26   $  0.23
  Cumulative effect of accounting change.................        --         --      (0.60)       --
                                                           --------   --------   --------   -------
         Net earnings (loss).............................  $   0.06   $   0.07   $  (0.34)  $  0.23
                                                           ========   ========   ========   =======

NOTE C -- COMPREHENSIVE INCOME

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended September 30, 1999 and 1998, the Company's consolidated comprehensive income was $2.9 million and $2.7 million, respectively. For the nine month periods ended September 30, 1999 and 1998, the Company's consolidated comprehensive income (loss) was $(18.0) million and $8.0 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally-determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

      Cash equivalents at December 31, 1998 included $6.3 million (none at September 30, 1999) of reverse repurchase agreements with NationsBank, N.A. (South) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. In addition, cash equivalents at September 30, 1999 and December 31, 1998 also included $4.6 million and $7.1 million, respectively, of temporary investments held in a French bank by certain of the Company's French subsidiaries.

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

     On September 30, 1999, the Company's shareholders voted to amend its Articles of Incorporation to increase the number of shares of Company common stock which the Company shall have the authority to issue from 60.0 million shares to 200.0 million shares.

     On March 16, 1998, the Company sold 3.0 million newly issued shares (equivalent to 2.0 million pre-split shares) of its common stock and certain selling shareholders sold an additional 3.6 million outstanding shares (equivalent to 2.4 million pre-split shares) in an underwritten follow-on offering. The offering was priced at $14.00 per share (equivalent to $21.00 per share pre-split). The proceeds of the offering (net of underwriting

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998. In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 990,000 shares (equivalent to 660,000 pre-split shares) of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

     On January 8, 1999, the Company sold 4.1 million newly issued shares (equivalent to 2.7 million pre-split shares) of its common stock and certain selling shareholders sold an additional 1.2 million outstanding shares (equivalent to 800,000 pre-split shares) in an underwritten follow-on offering. The offering was priced at $22.67 per share (equivalent to $34.00 per share pre-split). The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on January 13, 1999. The net proceeds from the 4.1 million shares (equivalent to 2.7 million pre-split shares) sold by the Company, combined with the net proceeds from an additional 286,500 shares (equivalent to 191,000 pre-split shares) subsequently sold by the Company in late January 1999 upon exercise by the underwriting syndicate of their over-allotment option, were applied to reduce outstanding borrowings under the Company's $200.0 million bank credit facility. Additionally, 501,000 shares (equivalent to 334,000 pre-split shares) were sold in late January 1999 by certain selling shareholders in connection with the over-allotment option. The Company received no proceeds from the sale of such shares.

NOTE F -- OPERATING SEGMENTS AND RELATED INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changes the methodology by which the Company reports information about its operating segments and requires limited interim period reporting.

     The Company has four reportable operating segments consisting of Accounts Payable Services, Freight Services, Tax Services and Facilities Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. These business units are managed separately because each business requires different technology and marketing strategies.

     Accounts Payable Services consist of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers, wholesale distributors and governmental agencies (the Company's historical client base) and accounts payable services provided to various other types of business entities by the Company's Loder Drew & Associates division. The Accounts Payable Services operating segment conducts business in 25 countries.

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

     Tax Services consist primarily of various European businesses acquired by the Company beginning in 1997 which audit tax-related disbursements to identify and recover overpayments and assist business entities in securing available grants.

     Facilities Services consist of the review of facilities-related contracts and disbursements to identify and recover overpayments. Prior to the June 1999 acquisition of Invoice and Tariff Management Group, LLC ("ITMG"), most revenues related to client real estate leases. ITMG is in the business of auditing telecommunications disbursements and negotiating integrated telecom contracts.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

     Segment information for the three and nine month periods ended September 30, 1999 and 1998 follows (in thousands):

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended September 30, 1999
  Revenues.....................................  $ 69,195   $ 6,659    $13,059      $2,346     $ 91,259
  Operating income (loss)......................    13,576     3,286     (7,736)        802        9,928
Nine months ended September 30, 1999
  Revenues.....................................  $183,981   $14,679    $43,789      $3,690     $246,139
  Operating income.............................    26,486     6,411     (5,672)      1,580       28,805
Three months ended September 30, 1998
  Revenues.....................................  $ 57,127   $ 2,428    $ 8,027      $  400     $ 67,982
  Operating income (loss)......................     9,437     1,308     (1,722)        276        9,299
Nine months ended September 30, 1998
  Revenues.....................................  $123,939   $ 4,725    $32,732      $  800     $162,196
  Operating income.............................    13,843     2,693      2,647         552       19,735

     The following additional segment information is provided to facilitate comparison of revenues to previously issued financial statements (in thousands):

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended March 31, 1999
  Domestic revenues as previously reported.....  $ 39,458   $ 3,563    $    --      $   27     $ 43,048
  Reclassification of Central Freight and Lease
     revenue...................................      (426)      202         --         224           --
                                                 --------   -------    -------      ------     --------
  Domestic revenues without pooled entities....    39,032     3,765         --         251       43,048
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,292          --        1,292
     PRS International, Ltd....................     4,318        --         --          --        4,318
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    43,350     3,765      1,292         251       48,658
                                                 --------   -------    -------      ------     --------
  International revenues without pooled
     entities..................................     7,594        --      5,973          --       13,567
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,985          --        1,985
     PRS International, Ltd....................       227        --         --          --          227
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................     7,821        --      7,958          --       15,779
                                                 --------   -------    -------      ------     --------
          Total revenues                         $ 51,171   $ 3,765    $ 9,250      $  251     $ 64,437
                                                 ========   =======    =======      ======     ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended June 30, 1999
  Domestic revenues as previously reported.....  $ 47,606   $ 4,046    $    --      $  851     $ 52,503
  Reclassification of Central Freight and Lease
     revenue...................................      (451)      209         --         242           --
                                                 --------   -------    -------      ------     --------
  Domestic revenues without pooled entities....    47,155     4,255         --       1,093       52,503
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      2,002          --        2,002
     PRS International, Ltd....................     4,812        --         --          --        4,812
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    51,967     4,255      2,002       1,093       59,317
                                                 --------   -------    -------      ------     --------
  International revenues without pooled
     entities..................................    11,400        --      7,825          --       19,225
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --     11,653          --       11,653
     PRS International, Ltd....................       248        --         --          --          248
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................    11,648        --     19,478          --       31,126
                                                 --------   -------    -------      ------     --------
          Total revenues.......................  $ 63,615   $ 4,255    $21,480      $1,093     $ 90,443
                                                 ========   =======    =======      ======     ========

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended September 30, 1999
  Domestic revenues without pooled entities....  $ 50,491   $ 6,659    $    --      $2,346     $ 59,496
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,198          --        1,198
     PRS International, Ltd....................     4,170        --         --          --        4,170
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    54,661     6,659      1,198       2,346       64,864
                                                 --------   -------    -------      ------     --------
  International revenues without pooled
     entities..................................    14,124        --      6,535          --       20,659
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      5,326          --        5,326
     PRS International, Ltd....................       410        --         --          --          410
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................    14,534        --     11,861          --       26,395
                                                 --------   -------    -------      ------     --------
          Total revenues.......................  $ 69,195   $ 6,659    $13,059      $2,346     $ 91,259
                                                 ========   =======    =======      ======     ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Nine months ended September 30, 1999
  Domestic revenues without pooled entities....  $136,678   $14,679    $    --      $3,690     $155,047
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      4,492          --        4,492
     PRS International, Ltd....................    13,300        --         --          --       13,300
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................   149,978    14,679      4,492       3,690      172,839
                                                 --------   -------    -------      ------     --------
  International revenues without pooled
     entities..................................    33,118        --     20,333          --       53,451
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --     18,964          --       18,964
     PRS International, Ltd....................       885        --         --          --          885
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................    34,003        --     39,297          --       73,300
                                                 --------   -------    -------      ------     --------
          Total revenues.......................  $183,981   $14,679    $43,789      $3,690     $246,139
                                                 ========   =======    =======      ======     ========
Three months ended March 31, 1998
  Domestic revenues as originally reported.....  $ 20,588   $   496    $    --      $   --     $ 21,084
  Reclassification of Central Freight and Lease
     revenue...................................      (318)      160         --         158           --
                                                 --------   -------    -------      ------     --------
  Domestic revenues without pooled entities....    20,270       656         --         158       21,084
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,051          --        1,051
     PRS International Ltd.....................     3,141        --         --          --        3,141
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    23,411       656      1,051         158       25,276
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................    (2,580)     (127)        --          --       (2,707)
                                                 --------   -------    -------      ------     --------
          Total proforma domestic revenues.....    20,831       529      1,051         158       22,569
                                                 --------   -------    -------      ------     --------
  International revenues without pooled
     entities..................................     7,684        --      4,376          --       12,060
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,462          --        1,462
     PRS International, Ltd....................        55        --         --          --           55
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................     7,739        --      5,838          --       13,577
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................    (2,914)       --         --          --       (2,914)
                                                 --------   -------    -------      ------     --------
          Total proforma international
            revenues...........................     4,825        --      5,838          --       10,663
                                                 --------   -------    -------      ------     --------
  Total revenues without pooled entities.......  $ 27,954   $   656    $ 4,376      $  158     $ 33,144
                                                 ========   =======    =======      ======     ========
  Total revenues including pooled entities.....  $ 31,150   $   656    $ 6,889      $  158     $ 38,853
                                                 ========   =======    =======      ======     ========
  Total proforma revenues......................  $ 25,656   $   529    $ 6,889      $  158     $ 33,232
                                                 ========   =======    =======      ======     ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended June 30, 1998
  Domestic revenues as originally reported.....  $ 23,264   $ 1,403    $    --      $   --     $ 24,667
  Reclassification of Central Freight and Lease
     revenue...................................      (480)      238         --         242           --
                                                 --------   -------    -------      ------     --------
  Domestic revenues without pooled entities....    22,784     1,641         --         242       24,667
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,727          --        1,727
     PRS International, Ltd....................     4,676        --         --          --        4,676
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    27,460     1,641      1,727         242       31,070
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................    (6,068)     (279)        --          --       (6,347)
                                                 --------   -------    -------      ------     --------
          Total proforma domestic revenues.....    21,392     1,362      1,727         242       24,723
                                                 --------   -------    -------      ------     --------
  International revenues without pooled
     entities..................................     8,051        --      6,216          --       14,267
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      9,874          --        9,874
     PRS International, Ltd....................       150        --         --          --          150
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................     8,201        --     16,090          --       24,291
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................       467        --         --          --          467
                                                 --------   -------    -------      ------     --------
          Total proforma international
            revenues...........................     8,668        --     16,090          --       24,758
                                                 --------   -------    -------      ------     --------
  Total revenues without pooled entities.......  $ 30,835   $ 1,641    $ 6,216      $  242     $ 38,934
                                                 ========   =======    =======      ======     ========
  Total revenues including pooled entities.....  $ 35,661   $ 1,641    $17,817      $  242     $ 55,361
                                                 ========   =======    =======      ======     ========
  Total proforma revenues......................  $ 30,060   $ 1,362    $17,817      $  242     $ 49,481
                                                 ========   =======    =======      ======     ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended September 30, 1998
  Domestic revenues without pooled entities....  $ 43,431   $ 2,428    $    --      $  400     $ 46,259
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --        947          --          947
     PRS International, Ltd....................     4,090        --         --          --        4,090
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    47,521     2,428        947         400       51,296
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................    (6,786)     (310)        --          --       (7,096)
                                                 --------   -------    -------      ------     --------
          Total pro forma domestic revenues....    40,735     2,118        947         400       44,200
                                                 --------   -------    -------      ------     --------
  International revenues as originally
     reported..................................     9,606        --      5,938          --       15,544
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      1,142          --        1,142
     PRS International, Ltd....................        --        --         --          --           --
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................     9,606        --      7,080          --       16,686
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................    (4,683)       --         --          --       (4,683)
                                                 --------   -------    -------      ------     --------
          Total pro forma international
            revenues...........................     4,923        --      7,080          --       12,003
                                                 --------   -------    -------      ------     --------
          Total revenues as originally
            reported...........................  $ 53,037   $ 2,428    $ 5,938      $  400     $ 61,803
                                                 ========   =======    =======      ======     ========
          Total revenues including pooled
            entities...........................  $ 57,127   $ 2,428    $ 8,027      $  400     $ 67,982
                                                 ========   =======    =======      ======     ========
          Total pro forma revenues.............  $ 45,658   $ 2,118    $ 8,027      $  400     $ 56,203
                                                 ========   =======    =======      ======     ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Nine months ended September 30, 1998
  Domestic revenues without pooled entities....  $ 86,486   $ 4,725    $    --      $  800     $ 92,011
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --      3,725          --        3,725
     PRS International, Ltd....................    11,907        --         --          --       11,907
                                                 --------   -------    -------      ------     --------
  Domestic revenues including pooled
     entities..................................    98,393     4,725      3,725         800      107,643
                                                 --------   -------    -------      ------     --------
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................   (15,434)     (716)        --          --      (16,150)
                                                 --------   -------    -------      ------     --------
          Total pro forma domestic revenues....    82,959     4,009      3,725         800       91,493
                                                 --------   -------    -------      ------     --------
  International revenues as originally reported    25,341        --     16,529          --       41,870
  Add acquisitions accounted for as
     poolings-of-interests:
     Meridian VAT Corporation Limited..........        --        --     12,478          --       12,478
     PRS International, Ltd....................       205        --         --          --          205
                                                 --------   -------    -------      ------     --------
  International revenues including pooled
     entities..................................    25,546        --     29,007          --       54,553
  Proforma impact, assuming the new accounting
     method is applied retroactively (Note
     H)........................................    (7,130)       --         --          --       (7,130)
                                                 --------   -------    -------      ------     --------
          Total pro forma international
            revenues...........................    18,416        --     29,007          --       47,423
                                                 --------   -------    -------      ------     --------
          Total revenues as originally
            reported...........................  $111,827   $ 4,725    $16,529      $  800     $133,881
                                                 ========   =======    =======      ======     ========
          Total revenues including pooled
            entities...........................  $123,939   $ 4,725    $32,732      $  800     $162,196
                                                 ========   =======    =======      ======     ========
          Total pro forma revenues.............  $101,375   $ 4,009    $32,732      $  800     $138,916
                                                 ========   =======    =======      ======     ========

     The following additional segment information is provided to facilitate comparison of operating income to previously issued financial statements (in thousands):

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
SEGMENT INFORMATION FOR 1999 WITH PROFORMA
ADD-BACK OF NON-
RECURRING BUSINESS ACQUISITION EXPENSES

Three months ended March 31, 1999
  Revenues.....................................  $ 51,171   $ 3,765    $ 9,250      $  251     $ 64,437
  Operating income (loss)......................     3,185     1,900     (3,196)        142        2,031
     Add non-recurring business acquisition
       expenses................................        --        --      1,495          --        1,495
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...     3,185     1,900     (1,701)        142        3,526
                                                 --------   -------    -------      ------     --------
Three months ended June 30, 1999
  Revenues.....................................  $ 63,615   $ 4,255    $21,480      $1,093     $ 90,443
  Operating income.............................     9,725     1,225      5,260         636       16,846
     Add non-recurring business acquisition
       expenses................................        --        --      1,496          --        1,496
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...     9,725     1,225      6,756         636       18,342
                                                 --------   -------    -------      ------     --------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                 ACCOUNTS
                                                 PAYABLE    FREIGHT      TAX      FACILITIES
                                                 SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                 --------   --------   --------   ----------   --------
Three months ended September 30, 1999
  Revenues.....................................  $ 69,195   $ 6,659    $13,059      $2,346     $ 91,259
  Operating income (loss)......................    13,576     3,286     (7,736)        802        9,928
     Add non-recurring business acquisition
       expenses................................       978        --      9,402          --       10,380
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...    14,554     3,286      1,666         802       20,308
                                                 --------   -------    -------      ------     --------
Nine months ended September 30, 1999
  Revenues.....................................  $183,981   $14,679    $43,789      $3,690     $246,139
  Operating income (loss)......................    26,486     6,411     (5,672)      1,580       28,805
     Add non-recurring business acquisition
       expenses................................       978        --     12,393          --       13,371
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...    27,464     6,411      6,721       1,580       42,176
                                                 --------   -------    -------      ------     --------
SEGMENT INFORMATION FOR 1998 ASSUMING THE NEW
  ACCOUNTING METHOD IS APPLIED RETROACTIVELY
  (NOTE H) AND WITH PROFORMA ADD-BACK OF NON-
  RECURRING BUSINESS ACQUISITION EXPENSES
Three months ended March 31, 1998
  Total proforma revenues......................  $ 25,656   $   529    $ 6,889      $  158     $ 33,232
  Proforma operating income (loss).............    (2,816)      397     (2,048)        109       (4,358)
     Add non-recurring business acquisition
       expenses................................        --        --        955          --          955
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...    (2,816)      397     (1,093)        109       (3,403)
                                                 --------   -------    -------      ------     --------
Three months ended June 30, 1998
  Total proforma revenues......................  $ 30,060   $ 1,362    $17,817      $  242     $ 49,481
  Proforma operating income (loss).............      (381)      655      6,417         167        6,858
     Add non-recurring business acquisition
       expenses................................        --        --        954          --          954
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...      (381)      655      7,371         167        7,812
                                                 --------   -------    -------      ------     --------
Three months ended September 30, 1998
  Total proforma revenues......................  $ 45,658   $ 2,118    $ 8,027      $  400     $ 56,203
  Proforma operating income (loss).............     1,563     1,054     (1,722)        276        1,171
     Add non-recurring business acquisition
       expenses................................        --        --        955          --          955
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...     1,563     1,054       (767)        276        2,126
                                                 --------   -------    -------      ------     --------
Nine months ended September 30, 1998
  Total proforma revenues......................  $101,375   $ 4,009    $32,732      $  800     $138,916
  Proforma operating income (loss).............    (1,634)    2,106      2,647         552        3,671
     Add non-recurring business acquisition
       expenses................................        --        --      2,864          --        2,864
                                                 --------   -------    -------      ------     --------
  Proforma operating income (loss) without non-
     recurring business acquisition expenses...    (1,634)    2,106      5,511         552        6,535
                                                 --------   -------    -------      ------     --------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE G -- ACQUISITIONS

     On March 20, 1998, the Company acquired Ginger Quill, Inc., d/b/a Precision Data Link, a 22 person air freight recovery audit firm based in Salt Lake City, Utah. This transaction was accounted for as a purchase and involved both cash and common stock consideration.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew & Associates, Inc. ("Loder Drew") effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 1,205,302 restricted, unregistered shares (equivalent to 803,535 pre-split shares) of the Company's common stock. Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999. The Company believes it highly probable that the entire $40.0 million will become recordable on the Company's December 31, 1999 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration.

     On April 1, 1999, the Company acquired substantially all the assets and assumed certain liabilities of Payment Technologies, Inc. d/b/a PayTech ("PayTech"), a Georgia-based firm in the business of handling freight data, auditing freight bills and other related services. The transaction was accounted for as a purchase, with consideration of $5.0 million in cash and 228,798 restricted, unregistered shares (equivalent to 152,532 pre-split shares) of the Company's common stock.

     On June 14, 1999, the Company acquired the net assets of Invoice and Tariff Management Group, LLC ("ITMG"), a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $11.0 million in cash and 353,310 unregistered, restricted shares (equivalent to 236,873 pre-split shares) of the Company's common stock. The former owners of ITMG are also eligible to receive additional purchase price consideration through December 31, 2000 of up to $20.0 million based upon the earnings of ITMG. Of this $20.0 million, $5.0 million is payable in February 2000 based upon the financial performance of ITMG from the acquisition date through December 31, 1999, and $15.0 million is payable in February 2001 based upon the financial performance of ITMG in 2000.

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses for corporate clients. Meridian is a 300 person firm with active clients in 26 countries. The transaction was accounted for as a pooling-of-interests with consideration of 6,114,375 unregistered shares of the Company's common stock.

     On August 31, 1999, the Company acquired substantially all the assets and assumed substantially all the liabilities of PRS International, Ltd. ("PRS"). PRS is a 250 person Texas-based recovery audit firm servicing primarily middle-market clients in a variety of industrial and commercial sectors. The transaction was accounted for as a pooling-of-interests with consideration of 1,113,043 unregistered shares of the Company's common stock.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The consolidated financial statements for periods prior to the acquisitions of Meridian and PRS have been restated to include the accounts and results of operations of Meridian and PRS. The results of operations previously reported by the separate enterprises and the combined amounts included in the accompanying condensed consolidated financial statements are summarized below:

                                                                  SIX MONTHS
                                                                    ENDED
                                                                   JUNE 30,
                                                              ------------------
                                                                1999      1998
                                                              --------   -------
Revenues
  Profit Recovery Group International, Inc..................  $128,343   $72,078
  Meridian VAT Corporation Limited..........................    16,931    14,114
  PRS International, Ltd....................................     9,605     8,022
                                                              --------   -------
          Combined..........................................  $154,879   $94,214
                                                              ========   =======
Net earnings (loss)
  Profit Recovery Group International, Inc..................  $(19,958)  $ 4,039
  Meridian VAT Corporation Limited..........................      (697)    1,069
  PRS International, Ltd....................................       868       988
                                                              --------   -------
          Combined..........................................  $(19,787)  $ 6,096
                                                              ========   =======

     On October 15, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of AP SA and its subsidiaries (collectively, "Groupe AP"), a 75-person tax recovery audit firm which operates primarily within France. Groupe AP is publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares currently publicly held. PRG currently intends to initiate a cash tender for all publicly-traded shares of Groupe AP. Acquisition of the 89% portion of Groupe AP shares held by private shareholders is expected to close by November 22, 1999. Details and timing of the anticipated public tender offer for the remaining 11% of the AP Group shares have not been finalized, and there can be no assurance that it will proceed.

     The acquisition of Groupe AP will be accounted for as a purchase. PRG currently anticipates that the initial indicated purchase price for the 89% of Groupe AP which is held by private shareholders will approximate $30 million, with approximately 45% to be paid in cash and the remaining 55% to be paid in restricted, unregistered PRG shares. In addition to the initial consideration to be received by the private shareholders of Groupe AP, these shareholders will also be eligible to receive additional purchase price consideration relative to the profitability of Groupe AP for the two year period ending December 31, 2000.

NOTE H -- ACCOUNTING CHANGE

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company has chosen, retroactive to January 1, 1999, to recognize revenue when it invoices clients for its fee, except for its recently acquired Meridian operations where payment terms are otherwise fixed by binding agreement with the client, allowance of claims is subject to clearly defined regulations and disallowance rates can be accurately estimated. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax change of $29.2 million as the cumulative effect of a change in an accounting principle. The previously issued financial statements for the three months ended

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

March 31, 1999 have been restated to give retroactive effect to the change. The cumulative effect of the accounting change was derived as follows:

Unbilled contract receivables at December 31, 1998, as
adjusted....................................................  $69,432
     Less: auditor payroll accrual at December 31, 1998,
      associated with unbilled contract receivables.........  (21,564)
                                                              -------
     Subtotal...............................................   47,868
     Less: related income tax effect at 39.0%...............  (18,673)
                                                              -------
     Cumulative effect of accounting change.................  $29,195
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

Invoice basis of revenue recognition

     The Company recognizes revenues when it invoices clients for its fee, except for its recently acquired Meridian operations as described below.

Submitted claims basis of revenue recognition

     With respect to Meridian's operations to secure refunds pursuant to statute or regulation of amounts paid by clients to governmental entities, the Company recognizes revenues at the time refund claims containing all required documentation are filed with appropriate governmental agencies in those instances where historical refund disallowance rates can be accurately estimated. The Company records its fee participation in these refunds at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible fee estimates are charged or credited to earnings, as appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere herein.

     As indicated in Note H contained elsewhere in this Form 10-Q, the Company has chosen, retroactive to January 1, 1999, to recognize revenue when it invoices clients for its fee, except for its recently acquired Meridian operations where payment terms are otherwise fixed by binding agreement with the client, allowance of claims is subject to clearly defined regulations and disallowance rates can be accurately estimated. The Company had previously recognized revenue from services provided to its historical client base at the time overpayment claims were presented to and approved by its clients. In accordance with applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 will not be restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 INTERIM PERIODS WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR THE 1998 INTERIM PERIODS.

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

                                                               THREE MONTHS      NINE MONTHS
                                                                  ENDED             ENDED
                                                              SEPTEMBER 30,     SEPTEMBER 30,
                                                              --------------    --------------
                                                              1999     1998     1999     1998
                                                              -----    -----    -----    -----
Revenues..................................................    100.0%   100.0%   100.0%   100.0%
Cost of revenues..........................................     47.6     52.0     52.4     52.8
Selling, general and administrative expenses..............     30.2     33.0     30.5     33.2
Business acquisition expenses.............................     11.4      1.4      5.4      1.8
                                                              -----    -----    -----    -----
  Operating income........................................     10.8     13.6     11.7     12.2
Interest (expense), net...................................     (1.4)    (2.8)    (1.7)    (2.1)
                                                              -----    -----    -----    -----
  Earnings before income taxes, minority interest and
     cumulative effect of accounting change...............      9.4     10.8     10.0     10.1
Income taxes..............................................      6.0      6.4      4.7      4.3
                                                              -----    -----    -----    -----
  Earnings before minority interest and cumulative effect
     of accounting change.................................      3.4      4.4      5.3      5.8
Minority interest in (earnings) loss of consolidated
  subsidiaries............................................       --      0.2     (0.2)    (0.1)
                                                              -----    -----    -----    -----
  Earnings before cumulative effect of accounting
     change...............................................      3.4      4.6      5.1      5.7
Cumulative effect of accounting change....................       --       --    (11.9)      --
                                                              -----    -----    -----    -----
  Net earnings (loss).....................................      3.4%     4.6%    (6.8)%    5.7%
                                                              =====    =====    =====    =====

Three and Nine Month Periods Ended September 30, 1999 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients that continue to be heavily concentrated in the retail industry. Revenues increased 34.2% to $91.3 million for the third quarter of 1999, up from $68.0 million in the third quarter of 1998. For the nine months ended September 30, 1999, revenues were $246.1 million, or 51.8% higher than $162.2 million achieved in the corresponding period of 1998. On a pro-forma basis, assuming the new accounting method (Note
H) had been applied retroactively to the 1998 periods, revenues increased 62.4% for the three month period and 77.2% for the nine month period.

     Domestic revenues were $64.9 million in the third quarter of 1999, up 26.5% from $51.3 million in the third quarter of 1998. Of this 26.5% increase, 16.0% was contributed by growth in the Company's traditional retail, wholesale distribution and governmental agency business, and 10.5% was derived from companies acquired, primarily those acquired in 1998 in new areas of audit emphasis (e.g., freight). For the first nine months of 1999 domestic revenues were $172.8 million, an increase of 60.6% over $107.6 million during the comparable period of 1998. Of this 60.6% increase, 37.5% was derived from companies acquired in new areas of audit emphasis. Although the October 1998 acquisition of Robert Beck & Associates contributed substantially to third quarter and year to date revenue growth in the Company's traditional retail, wholesale distribution and governmental agency business, it is no longer practicable to separate the effect of this former block of business since the clients, personnel and operations of Robert Beck & Associates have been assimilated into the Company's domestic operations effective January 1, 1999.

     The Company considers international operations to be all operations located outside of the United States. International revenues were $26.4 million in the third quarter of 1999, up 58.2% from $16.7 million in the third quarter of 1998. Most of this increase related to the Company's European operations. For the first nine months of 1999, international revenues were $73.3 million, a 34.4% increase over $54.6 million during the comparable period of 1998. The Company continues to believe that the rate of revenue growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue impact of acquired businesses is excluded. There can be no assurance, however, that international growth trends will continue. See "Forward-looking Statements".

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend is expected to continue and reflects the inherent purchasing and operational cycles of the retailing industry, which continues to be the principal industry served by the Company. Most of the Company's recent larger acquisitions, including the October 1997 acquisition of Alma, the August 1998 acquisition of Loder, Drew & Associates, the October 1998 acquisition of Robert Beck & Associates and the August 1999 acquisition of PRS International, Ltd. are not expected to significantly affect this trend because these entities, in the aggregate, have historically experienced similar seasonality in revenue and operating income. The August 1999 acquisition of Meridian VAT Corporation Limited adds a line of business with revenue concentrations in the second and fourth quarters of the year. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term. See "Forward-looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based upon the level of overpayment recoveries, and salaries and bonuses paid or payable to divisional and regional managers. Also included are other direct costs incurred by these personnel including rental of field offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 47.6% of revenues for the third quarter of 1999, down from 52.0% in the comparable quarter of 1998. For the nine months ended September 30, 1999, cost of revenues was 52.4%, down from 52.8% in the first nine months of 1998.

     Domestically, cost of revenues as a percentage of revenues was 48.6% in the third quarter of 1999, down from 49.1% during the corresponding quarter of 1998. For the nine months ended September 30, 1999, domestic cost of revenue as a percentage of revenues was 51.4%, down from 53.7% during the first nine months of 1998. The 1999 reduction related primarily to the newly-acquired operations of Loder, Drew & Associates and the Company's freight division which operated at lower cost of revenue percentages than the Company's traditional retail, wholesale distribution and governmental agency business.

     Internationally, cost of revenues as a percentage of revenues was 45.0% in the third quarter of 1999, down from 60.8% during the corresponding quarter of 1998. The 1999 improvement results from significantly higher revenues in the company's Meridian VAT Corporation Limited subsidiary as compared to the same period in 1998, with no significant increase in cost. For the nine months ended September 30, 1999, international cost of revenue as a percentage of revenues was 54.5%, up from 51.2% during the first nine months of 1998. The 1999 increase relates principally to increased expansion efforts in the Company's traditional retail, wholesale distribution and governmental agency business, partially offset by improved margins in the Meridian business.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 30.2% in the third quarter of 1999, down from 33.0% in the comparable period of 1998. For the nine months ended June 30, 1999, selling, general and administrative expenses as a percentage of revenues was 30.5%, also down from 33.2% in the comparable period of 1998.

     Domestic selling, general and administrative expenses as a percentage of revenues was 25.7% in the third quarter of 1999, down from 31.8% in the year earlier period. For the first nine months of 1999, domestic selling, general and administrative expenses as a percentage of revenues decreased to 28.7%, down from 33.2% in the corresponding period of 1998. Improvements in 1999 related primarily to various components of fixed costs being spread over a rapidly growing revenue base.

     Internationally, selling, general and administrative expenses as a percentage of revenues was 41.4%, up from 35.7% in the 1998 third quarter. For the nine month periods, this percentage likewise increased to 35.4% in 1999 from 33.4% in 1998. Increases in 1999 related primarily to the Company's expansion of infrastructure in the United Kingdom, Singapore and Latin America.

     In August 1999, the Company acquired Meridian VAT Corporation Limited and PRS International, Ltd. in transactions accounted for as poolings-of-interests. Costs incurred to consummate these transactions totaled $10.4 million in the third quarter of 1999 and $13.4 million during the first nine months of 1999. These costs are charged to operations in the periods incurred, but are non-recurring in nature.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $2.7 million and $1.9 million for the quarters ended September 30, 1999 and 1998, respectively, and $8.2 million and $3.7 million for the nine month periods ended September 30, 1999 and 1998, respectively.

     Operating Income. Operating income increased 6.8% to $9.9 million in the third quarter of 1999, up from $9.3 million in the third quarter of 1998. For the nine months ended September 30, 1999, operating income increased 46.0% to $28.8 million, up from $19.7 million in the comparable period of 1998. As a percentage of revenues, operating income decreased to 10.8% in the third quarter of 1999, down from 13.6% in the second quarter of 1998. For the nine months ended September 30, 1999, operating income fell to 11.7% of revenues from 12.2% of revenues in the comparable period of 1998. The most significant factors impacting operating income as a percentage of revenues were the business acquisition expenses related to Meridian VAT Corporation Limited and PRS International, Ltd. Those expenses totaled 11.4% of revenues in the third quarter of 1999 and 5.4% of revenues in the nine months ended September 30, 1999. Other components of the change have been discussed above.

     Interest (Expense) Income, Net. The Company incurred net interest expense of $1.3 million in the third quarter of 1999, compared to net interest expense of $1.9 million in the third quarter of 1998. For the nine months ended September 30, 1999, net interest expense was $4.3 million, compared to $3.3 million during the comparable period of 1998. The decrease in net interest expense for the quarter related to the conversion of

$30.4 million in shareholder loans made to Meridian by its former equity shareholders to additional paid-in capital as a result of the Company's acquisition of Meridian VAT Corporation Limited on August 19, 1999. This increase in net interest expense for the nine month periods related to interest expense incurred on the Company's $200.0 million bank credit facility in connection with acquired companies.

     Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. Earnings before income taxes rose 17.1% and 49.5% in the quarter and nine months ended September 30, 1999, respectively, compared to the comparable periods of 1998. This improvement resulted from increased revenues and an improved operating margin during the 1999 periods, partially offset by the non-recurring business acquisition expenses.

     Income Taxes. The provisions for income taxes for all periods presented consist of federal, state and foreign income taxes at a composite effective rate which approximates 39.0%, except for the impact of certain non-deductible merger costs. Non-deductible merger costs cause the composite effective tax rate to be 63.7% and 47.3% for the three and nine months ended September 30, 1999, as compared to 59.3% and 43.1% in the comparable periods of 1998.

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

     Weighted-Average Shares Outstanding -- Basic. On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to
48.0 million during the third quarter of 1999, up 7.4 million shares from 40.6 million during the third quarter of 1998. This increase was comprised primarily of (i) 2.9 million registered shares issued by the Company in an underwritten stock offering completed in January 1999 and, (ii) unregistered shares issued by the Company in connection with acquisitions of various companies.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. as agent for the group. In January 1999, the Company completed a public offering of its common stock. This offering provided net proceeds to the Company of $92.8 million, all of which were used to repay credit facility borrowings. As of September 30, 1999, the Company had outstanding principal borrowings of $71.5 million under this $200.0 million credit facility.

     Net cash provided by operating activities was $407,000 in the first nine months of 1999 contrasted with net cash used in operating activities of $10.7 million during the corresponding period of 1998. The improvement results from an increase in the sum of earnings (loss) plus non-cash operating expenses when compared to the same amounts in the earlier period. During the second and third quarters of 1999, the Company paid $7.2 million of business acquisition expenses related to Meridian and PRS, which reduced the amount of cash provided by operating activities.

     Net cash used in investing activities was $58.3 million during the first nine months of 1999, down from $97.7 million during the corresponding period of 1998. The decrease related primarily to timing of purchase price consideration paid to the former owners of Loder Drew & Associates, as more fully discussed in a subsequent paragraph.

     Net cash provided by financing activities was $59.3 million during the first nine months of 1999, and $96.0 million during the first nine months of 1998. The net cash provided by financing activities during each of the two periods related primarily to follow-on common stock offerings as discussed in Note E of Notes to Condensed Consolidated Financial Statements and proceeds from the Company's $200.0 million credit facility which were used to fund business acquisitions.

     On August 6, 1998, the Company acquired all the assets and assumed certain liabilities of Loder Drew effective as of July 1, 1998. Loder Drew is an international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. Pursuant to the acquisition agreements, the initial consideration paid for Loder Drew consisted of $70.0 million in cash and 1,205,302 restricted, unregistered shares of the Company's common stock (equivalent to 803,535 pre-split shares). Additionally, the acquisition agreements provided that the former owners of Loder Drew would be eligible to receive additional purchase price consideration up to a maximum of $70.0 million in cash conditioned on the performance of Loder Drew through December 31, 1999. Of this $70.0 million, $30.0 million was based on the financial performance of Loder Drew for the six months ended December 31, 1998. Since the financial performance of Loder Drew for the six months ended December 31, 1998 exceeded applicable thresholds, the entire $30.0 million was recorded on the Company's December 31, 1998 Consolidated Balance Sheet as additional goodwill and corresponding accrued business acquisition consideration. The $30.0 million was paid in March 1999 (along with related accrued interest) from borrowings under the Company's existing $200.0 million credit facility. Of the above-mentioned $70.0 million, up to $40.0 million in additional purchase price consideration is payable in the Spring of 2000 based upon the financial performance of the Loder Drew division during calendar 1999. The Company currently anticipates that the entire $40.0 million will become recordable as additional goodwill and corresponding accrued business acquisition consideration during the last half of the quarter ending December 31, 1999. The Company further anticipates that it will borrow most of any required payment in the Spring of 2000 under its existing $200.0 million credit facility.

     On June 14, 1999, the Company acquired the net assets of ITMG, a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $11.0 million in cash and 355,310 unregistered, restricted shares (equivalent to 236,873 pre-split shares) of the Company's common stock. The former owners of ITMG are also eligible to receive additional purchase price consideration through December 31, 2000 of up to $20.0 million in cash based upon the earnings of ITMG. Of this $20.0 million, $5.0 million is based on the financial performance of ITMG from the acquisition date through December 31, 1999, and $15.0 million is based on ITMG's financial performance for 2000. Additional purchase price consideration, if any, is payable in the February immediately following the fiscal period to which it relates. The Company is presently unable to estimate whether any additional purchase price consideration will ultimately become due and payable since the required financial performance thresholds significantly exceed ITMG's historical performance levels. The Company currently anticipates that any portion of the $20.0 million which ultimately becomes due and payable will be borrowed under its existing $200.0 million credit facility to the extent that excess cash derived from the increased financial performance of ITMG is insufficient to satisfy any required payment.

     During the two year period ended December 31, 1998, the Company acquired thirteen recovery audit firms. During the nine month period ended September 30, 1999, the Company acquired four additional recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

     The Company from time to time issues unregistered common stock in partial or full consideration for the business entities it acquires. The timing and quantity of any future securities issuances are not susceptible to estimation. Additionally, if the Company is successful in arranging for future acquisitions which individually or collectively are large relative to the Company's size, it may need to secure additional debt or equity financing. There are no current plans to seek such financing.

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

     The Company has completed an assessment of its Year 2000 issues, which included obtaining certification from its systems vendors as well as testing the systems as deployed. The assessment indicates that exposure is limited by the fact that the Company has virtually no active information technology systems that are more than two years old and has no non-information technology systems that could materially impact the Company's operations.

     The Company has a significant dependence on personal computer systems both for internal accounting and for completion of audit engagements for its clients. It has completed an inventory of those personal computer systems and expended approximately $750,000 during 1998 and 1999 to replace older hardware and software which was possibly not Year 2000 compliant. The Company has adopted and enforced corporate standards for operating systems and administrative applications.

     The Company made a decision totally independent of any Year 2000 issue to replace substantially all of its existing financial packages. Replacement of certain general accounting components was completed in January 1999. Replacement of the balance of the financial accounting systems is scheduled prior to the end of 1999. The only significant component of the financial applications yet to be replaced has been tested and a remediation plan has been implemented to allow accurate processing in the event that replacement systems are not completed on schedule. As of September 30, 1999, the Company has estimated that it will incur additional capital expenditures of approximately $1.0 million through the remainder of 1999 to complete its financial accounting systems project. Any portion of this cost which cannot be funded from current operations will be financed under the Company's existing $200.0 million credit facility.

     One of the Company's internally developed financial system components was determined to not be Year 2000 compliant. The Company has completely rewritten that component as part of its overall plan to replace the existing financial systems and is now implementing the revision in its field operations. This component is reasonably complex, and there is some risk that the rollout will not be completed on schedule. Failure to complete the rollout by the end of 1999 could result in inability of the Company's systems to accurately determine its revenues or calculate incentive compensation for its employees. In the unlikely event that the replacement is not completed in time to handle Year 2000 transactions, the Company would be forced to hire temporary staff to perform the tasks manually. The potential cost cannot be estimated, but the Company believes that the impact would be immaterial to its financial position or results of operations.

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

FORWARD-LOOKING STATEMENTS

     Statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations which look forward in time, including without limitation, the Company's assessment of its obligation to pay contingent consideration to the former equity holders of Loder Drew and ITMG and of its year 2000 compliance risk, involve risks and uncertainties and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks and uncertainties include the following:

     - failure of the Company or its major suppliers or customers to adequately address year 2000 issues;

     - future performance of the Company's Loder Drew and ITMG divisions;

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     On August 19, 1999, in connection with the acquisition of Meridian VAT Corporation Limited ("Meridian"), the Company issued 6,114,375 unregistered shares of the Company's common stock to the former owners of Meridian. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

     On August 31, 1999, in connection with the acquisition of substantially all the assets of PRS International, Ltd. ("PRS"), the Company issued 1,113,043 , unregistered shares of the Company's common stock to the former owners of PRS. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Special Meeting of Shareholders held on September 30, 1999, the following proposal was approved:

                                                                VOTES        VOTES        VOTES
                                                                 FOR        AGAINST     ABSTAINED
                                                                -----       -------     ---------
Amendment of the Company's Articles of Incorporation to
increase the authorized number of shares of Common Stock....  27,925,521   10,238,104    10,305

ITEM 5.  OTHER INFORMATION

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.1     --  Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant's March 26, 1996
                    registration statement number 333-1086 on Form S-1).
        3.1a    --  Articles of Amendment to Articles of Incorporation of the
                    Registrant.
        3.2     --  Bylaws of the Registrant (incorporated by reference to
                    Exhibit 3.2 to Registrant's March 26, 1996 registration
                    statement number 333-1086 on Form S-1).
       10.1     --  Registration Rights Agreement with respect to the Meridian transaction (incorporated by reference to Exhibit 2.1 to
                    Registrant's September 2, 1999 report on Form 8-K).
       10.2     --  Acquisition Agreement with respect to the Meridian
                    transaction (incorporated by reference to Exhibit 4.1 to
                    Registrant's September 2, 1999 report on Form 8-K).
        4.1     --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3).
       27.1     --  Financial Data Schedule for nine months ended September 30,
                    1999 (for SEC use only).
       27.2     --  Financial Data Schedule for nine months ended September 30,
                    1998, as restated for poolings-of-interest and common stock split (for SEC use only).

     (b) Reports on Form 8-K

     The registrant filed one report on Form 8-K during the quarter ended September 30, 1999:

      (1) Form 8-K describing the Meridian transaction, as required by Item 2 thereof, was filed on September 2, 1999.

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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: November 15, 1999                                             By: /s/ SCOTT L. COLABUONO
                                                            --------------------------------------------
                                                                         Scott L. Colabuono
                                                                      Executive Vice President
                                                                    and Chief Financial Officer
                                                                   (principal financial officer)

Dated: November 15, 1999                                             By: /s/ MICHAEL R. MELTON
                                                            --------------------------------------------
                                                                         Michael R. Melton
                                                                     Vice President -- Finance
                                                                   (principal accounting officer)