Form 10-K
period 1999-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2000-03-30
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-28000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Common shares of the registrant outstanding at February 16, 2000 were 49,441,671. The aggregate market value, as of February 16, 2000, of such common shares held by non-affiliates of the registrant was approximately $1.25 billion based upon the last sales price reported that date on The Nasdaq Stock Market of $28.625 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on or about June 8, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-K
                               DECEMBER 31, 1999

                                                                           PAGE
                                                                           ----
Part I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   13
  Item 3.    Legal Proceedings...........................................   14
  Item 4.    Submission of Matters to a Vote of Security Holders.........   14
Part II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................   14
  Item 6.    Selected Consolidated Financial Data........................   15
  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   17
  Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk......................................................   26
  Item 8.    Financial Statements and Supplementary Data.................   27
  Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   54
Part III
  Item 10.   Directors and Executive Officers of the Registrant..........   54
  Item 11.   Executive Compensation......................................   54
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   54
  Item 13.   Certain Relationships and Related Transactions..............   54
Part IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................   54
Signatures...............................................................   59

                                     PART I

ITEM 1.  BUSINESS

     The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is a leading provider of accounts payable and other recovery audit services to large and mid-size businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include, but are not limited to, the following:

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

     The Company currently conducts business in 29 countries and services approximately 12,000 clients in over 40 different countries. The Company has four distinct operating segments consisting of Accounts Payable Services, Freight Services, Tax Services and Facilities Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. See Note (11) of Notes to Consolidated Financial Statements for the worldwide operating segment disclosures.

THE RECOVERY AUDIT INDUSTRY

     Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex tax and pricing arrangements find it difficult to detect all payment errors. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between purchasing and accounts payable departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include vendor pricing errors, missed or inaccurate discounts, allowances and rebates, incorrect freight charges and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively narrow profit margins. For example, the Company believes that a typical U.S. retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues.

     In addition to recovery opportunities due to payment errors, businesses often have the potential to minimize future payments of various types of taxes and, in some instances, obtain refunds of taxes previously paid. Opportunities also exist to prospectively reduce operating costs such as telecommunications expenses through the application of highly specialized assessment techniques and awareness of cost effective alternatives.

     Although some businesses routinely maintain internal recovery audit departments assigned to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms are often retained as well due to their specialized knowledge and focused technologies.

     In the U.S. and Canada, large retailers routinely engage independent recovery audit firms as standard business practice, and businesses in other industries are increasingly using independent recovery audit firms. Outside the U.S. and Canada, the Company believes that large retailers and many other types of businesses are also increasingly engaging independent recovery audit firms.

     Businesses are increasing the use of technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These paperless transactions are widely referred to as Electronic Data Interchange, or "EDI", and implementation of this technology is accelerating. EDI streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

     The Company believes that current global business-to-business e-commerce initiatives involving the internet will ultimately provide the technologically-advanced independent recovery audit firms with recovery opportunities that may exceed those existing when EDI is employed as a data communications medium. Factors contributing to the Company's belief include the following:

     - Extensible Markup Language ("XML"), a set of rules for defining and sharing document types over the internet, provides a communications framework, but until data type definitions are established for each industry, errors due to inconsistent data treatments may be prevalent. We believe the establishment of industry-specific data type definitions is not at advanced stages for most industries.

     - EDI use has primarily been confined to large business entities and their suppliers. XML may eventually be utilized by businesses both large and small, thus facilitating electronic data bases of individual procurement transactions which may then be audited electronically. Presently, many small and mid-size businesses still procure large portions of their goods and services using paper-based documents which are not as cost effective to audit as those in an electronic format.

     The Company believes that many businesses are increasingly outsourcing internal recovery functions to independent recovery audit firms. Factors contributing to this trend include the following:

     - a need for significant investments in technology, especially in an EDI environment, which the Company believes are greater than even large businesses can often justify;

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

THE PROFIT RECOVERY GROUP SOLUTION

     The Company provides its domestic and international clients with comprehensive recovery audit services by using sophisticated proprietary technology and advanced audit techniques and methodologies, and by employing highly trained, experienced recovery audit specialists. As a result, the Company believes it is able to identify significantly more payment errors than many of its competitors. The Company's technology provides uniform platforms for its auditors to offer consistent and proven audit techniques and methodologies based on a client's size, industry or geographic scope of operations. By leveraging its technology investment across a large client base, the Company is able to continue developing proprietary software tools and expand its technology leadership in the recovery audit industry.

     The Company is a leader in developing and utilizing sophisticated software audit tools and techniques that enhance the identification and recovery of payment errors.

     The Company is also a leader in establishing new recovery audit practices to reflect evolving industry trends. The Company's auditors are highly trained and many have joined the Company from finance-related management positions in the industries the Company serves. To support its auditors, the Company provides data processing, marketing, training and administrative services.

THE PROFIT RECOVERY GROUP STRATEGY

     The Company's objective is to be the leading worldwide provider of recovery audit services. Its strategy to achieve this objective consists of the following elements:

     - Provide Additional Services to Existing Clients. Most worldwide clients of the Company currently utilize only one of the Company's service offerings such as, for example, accounts payable recovery audit services. Commencing later in 2000, the Company will devote significant sales and marketing resources to encourage existing clients to avail themselves of other service offerings. For example, freight recovery auditing services could be marketed to an existing client that currently utilizes only accounts payable services.

     - Expand International Operations. Through a combination of opening new offices, expanding revenues within existing offices and acquiring other international audit firms, the Company has grown its non-United States revenues from negligible amounts in the early 1990s to 31% of consolidated worldwide revenues in 1999. During 2000, the Company intends to emphasize the expansion of its client base and the provision of additional services to existing clients within the geographic reach of its existing international offices.

     - Maintain High Client Retention Rates. The Company has historically maintained very high rates of client retention. The Company intends to maintain and improve its high client retention rates by providing comprehensive recovery audit services, utilizing highly trained auditors, and continuing to refine its advanced audit technology.

     - Maintain Technology Leadership. The Company believes its proprietary technology provides a significant competitive advantage, especially in audits involving the more sophisticated accounts payable systems. The Company intends to continue making substantial investments in technology, including ongoing e-commerce initiatives, to maintain its leadership position and systems capabilities.

     - Promote Outsourcing Arrangements. The Company seeks to capitalize on the growing trend of businesses to outsource internal recovery audit efforts. The Company believes that its clients benefit significantly from these outsourcing arrangements because the Company generally completes its audits more quickly and identifies larger claims than internal recovery audit departments. The Company further believes that as clients continue to upgrade their systems, outsourcing arrangements involving recovery audit work will become increasingly prevalent due in part to the absence of traditional "audit trail" documents.

     - Pursue Strategic Acquisitions. The Company intends to pursue making a limited number of strategic acquisitions in 2000 to broaden the service offerings of certain operational segments.

THE PROFIT RECOVERY GROUP SERVICES

     The Company currently conducts its operations through four operational segments as follows:

                                                           RELATIVE PERCENTAGE OF CONSOLIDATED
  OPERATIONAL SEGMENT                                        WORLDWIDE REVENUES DURING 1999
  -------------------                                      -----------------------------------
  Accounts Payable.......................................                  71.9%
  Taxation...............................................                  20.0
  Freight................................................                   5.7
  Facilities.............................................                   2.4
                                                                          -----
                                                                          100.0%
                                                                          =====

Accounts Payable

     Through the use of proprietary technology, audit techniques and methodologies, the Company's trained and experienced auditors examine merchandise procurement records to identify overpayments resulting from duplicate payments, missed discounts, allowances, rebates and other forms of pricing concessions offered by vendors.

     The Accounts Payable segment is comprised of two divisions.

     The retail/wholesale/governmental division is the Company's largest worldwide operating unit and is heavily dominated by services provided to clients in the retailing industry. These services typically recur annually and are largely predictable in terms of estimating the dollar volume of client overpayments which will be ultimately recovered. For most clients served by this unit, the Company typically identifies a larger volume of recoveries each year when compared to recoveries realized in the immediate preceding year. This growth generally results from factors such as increasing sophistication of the Company's auditors and software, and continuing client migration toward electronic merchandise procurements which the Company can more thoroughly audit. The retail/wholesale/governmental division currently serves clients on six continents.

     The commercial division examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers. Services to these types of clients tend to be more rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year depending on factors such as the size and nature of the client division under audit. The commercial division was formed primarily from the combined operations of Loder, Drew & Associates, Inc. (acquired August 1998) and PRS International, Ltd. (acquired August 1999). The commercial division currently derives the substantial majority of its revenues from serving clients in the United States, although rapid international expansion is planned.

 Taxation

     The Company began offering tax recovery audit services in France with the October 1997 acquisition of Financiere Alma S.A. and subsidiaries ("Alma"). These services include the identification and recovery of tax overpayments involving business and personal property, workers compensation and real property.

     In October 1999, the Company acquired AP SA and its subsidiaries (collectively, "Groupe AP") which provides services similar to Alma's in France. Groupe AP along with Novexel S.A. (acquired July 1998) and IP Strategies, SA (acquired November 1998), which assist clients in securing available European grants and subsidies, are operated under the auspices of Alma.

     In August 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Ireland and specializes in the recovery of value-added taxes ("VAT") paid on business expenses for corporate clients located throughout the world.

     While services provided to clients by Meridian are typically recurring in nature, the services provided by other units within the Taxation division tend to be based upon discrete projects.

 Freight

     Assembled through a series of six business acquisitions in 1997-1999, the Company's Freight operations now maintain the capability to audit freight shipment transactions involving air, express, ocean, rail, surface, routing compliance and payment services. The Company currently utilizes specialized personnel and sophisticated audit software for each separate freight transportation mode. Identified overpayments relate to such items as duplicate payments, refunds due for late deliveries and application of incorrect tariff rates. Preliminary planning efforts are underway to consolidate each client's freight purchase data into a composite database which would then be examined by Company audit personnel using multi-modal proprietary software.

     Freight audit services are typically recurring in nature since freight payments are usually examined on an ongoing basis once a new client is signed.

 Facilities

     The Facilities division currently consists of the telecommunications audit unit which was formed by the Company's June 1999 acquisition of Invoice and Tariff Management Group, LLC ("ITMG"). ITMG applies its specialized expertise to historical client telecommunications records to identify and recover refunds of any previous overpayments. ITMG also analyzes its clients' current telecommunications routing patterns and usage volumes and renegotiates tariff rates on its clients' behalf.

CLIENT CONTRACTS

     The Company's typical client contract provides that the Company is entitled to a contractual percentage of overpayments recovered for clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The method of effecting a recovery is often dictated by industry practice.

     In addition to client contracts, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client.

     With respect to the Company's present and future operations to secure refunds pursuant to statute or regulation of amounts paid by clients to governmental entities, the Company recognizes revenues at the time refund claims containing all required documentation are filed with appropriate governmental agencies in those instances where historical refund disallowance rates can be accurately estimated. The Company records its fee participation in these refunds at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible fee estimates are charged or credited to earnings, as appropriate.

TECHNOLOGY

     The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned data processing facilities in its business. Each of the Company's four operating segments employs discrete technology.

  Accounts Payable Audit Technology

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

  Taxation Audit Technology

     The Company's France-based corporate tax recovery and grant procurement operations employ a variety of sophisticated proprietary processes, databases and PC-based software. Specialists continually review and analyze tax developments and grant availabilities to identify opportunities. Once identified, these opportunities are matched by computer to appropriate database attributes of both clients and non-clients to identify those who might benefit. Additional proprietary software and processes are subsequently used to develop, file and track tax claims and grant applications.

  Freight Audit Technology

     The Company's freight audit activities and clients are currently concentrated in the United States. Discrete sub-units of specialized personnel and systems are dedicated to specific transportation modes such as ocean, overnight air, truck and rail freight. The Company is currently in the planning process to integrate all client freight payments into a composite database which would then be audited for overpayments regardless of transportation mode.

  Facilities Audit Technology

     Although various proprietary processes and databases are used to conduct telecommunications audits, this segment relies most heavily upon the industry and vendor knowledge possessed by its audit personnel.

AUDITOR HIRING AND TRAINING

     Many of the Company's auditors formerly held finance-related management positions in the industries the Company serves. To meet its growing need for additional auditors, the Company also hires recent college graduates, particularly those with multi-lingual capabilities. While the Company has been able to hire a sufficient number of new auditors to support its growth, there can be no assurance that the Company can continue hiring sufficient numbers of qualified auditors to meet its future needs.

     The Company provides intensive training for auditors utilizing both classroom-type training and self-paced media such as specialized computer-based training modules. All training programs are continuously upgraded based on feedback from auditors and changing industry protocols. Additional on-the-job training provided by experienced auditors enhances the structured training programs and enables newly hired auditors to refine their skills.

CLIENT BASE

     The Company provides its services principally to large and mid-sized businesses and certain governmental agencies having numerous payment transactions with many vendors. Retailers continue to constitute an important part of the Company's client and revenue base. None of the Company's clients individually represented 10% or greater of the Company's consolidated revenues for the year ended December 31, 1999.

SEASONALITY

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes substantially higher revenues and operating income in the last two quarters of its fiscal year. Recent business acquisitions are not expected to affect this trend.

SALES AND MARKETING

     Each of the Company's current four operating segments maintains a relatively autonomous sales and marketing function, although comprehensive analyses are now underway to assess the continued appropriateness of the current approach. Due to the highly confidential and proprietary nature of a business' purchasing patterns and procurement prices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. This type of investigation may include an on-site inspection of the Company's service facilities. The Company has typically found that its service offerings which are the most annuity-like in nature (e.g., freight services) require the longest sales cycle and highest levels of direct person-to-person contact. Conversely, service offerings that are short-term discrete events such as certain taxation projects are susceptible to more cost effective sales and marketing delivery approaches such as telemarketing.

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

     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company's business. These include AuditPro(R), AuditPro 97(TM), CLM Processing System(TM), Claims Management System(TM), eassurance, EAudit, EDI Inquiry(TM), DATAMAP(TM), FreightPro(TM), ImagePro, Meridian VAT Reclaim(R), PayTech(R), Profit Recovery Group International(R), PRG(R), PRS(R), RBAdvantage(TM), Recap Express(R), RecoverNow(R), ReportPro(TM), ScanSearch(TM), Sentinel(TM) and THORANT(TM).

COMPETITION

     The recovery audit business is highly competitive. The competitive factors affecting the market for the Company's recovery audit services include:

     - establishing and maintaining client relationships;

     - quality and quantity of claims identified;

     - experience and professionalism of audit staff;

     - rates for services;

     - technology; and

     - geographic scope of operations.

     The Company's principal competitors for accounts payable recovery audit services include local and regional firms and one firm, Howard Schultz & Associates, Inc., with operations in the U.S. and abroad. The Company's competitors for tax recovery audit services in Europe include major international accounting firms, tax attorneys and several smaller tax recovery audit firms. Competing recovery audit activities in the freight and facilities segments are currently conducted by a sizable number of small companies, most of which have a highly focused niche specialty.

     The Company believes that as businesses continue to expand internationally and implement more sophisticated electronic accounts payable systems, smaller recovery audit firms will lack the technology and infrastructure necessary to remain competitive unless they make substantial investments to upgrade and expand their skills, technologies and geographic scope of operations.

EMPLOYEES

     At December 31, 1999, the Company had approximately 2,856 employees, 1,700 of whom were located in the U.S. The majority of the Company's employees are involved in the audit function. The Company believes its employee relations are good.

                                  RISK FACTORS

OUR RATE OF REVENUE GROWTH WILL BE ADVERSELY AFFECTED IF WE ARE UNABLE TO MAKE FUTURE ACQUISITIONS

     If we are unable to make acquisitions, we may not meet our revenue growth expectations and our business, financial condition and results of operations could be materially and adversely affected. From January 1, 1997 through March 24, 2000, we completed 21 acquisitions. While we are not currently a party to any agreements or understandings for any material acquisitions, we expect to continue to acquire both domestic and foreign companies as part of our growth strategy. However, we may be unable to continue to identify suitable acquisition candidates. We compete with other companies to acquire recovery audit firms and other businesses. We expect this competition to continue to increase, making it more difficult to acquire suitable companies on favorable terms.

IF WE CANNOT INTEGRATE ACQUIRED COMPANIES WITH OUR BUSINESS, OUR PROFITABILITY MAY BE ADVERSELY AFFECTED

     Even though we may acquire additional companies in the future, we may be unable to successfully integrate the acquired businesses and realize anticipated economic, operational and other benefits in a timely manner. Integration of an acquired business is especially difficult when we acquire a business in a market in which we have limited or no expertise, or with a corporate culture different from ours. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with our key clients and employees.

ACQUISITIONS MAY DECREASE OUR SHAREHOLDERS' PERCENTAGE OWNERSHIP IN PRG AND REQUIRE US TO INCUR ADDITIONAL DEBT

     We may issue equity securities in future acquisitions that could be dilutive to our shareholders. We also may incur additional debt and amortization expense related to goodwill and other intangible assets in future acquisitions. This additional debt and amortization expense may reduce significantly our profitability and materially and adversely affect our business, financial condition and results of operations.

STRIKES OR OTHER EMPLOYMENT DISRUPTIONS BY OR ON THE PART OF EMPLOYEES OF FOREIGN GOVERNMENTS WITH WHOM THE COMPANY'S TAXATION DIVISION TRANSACTS BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE REVENUES GENERATED BY THE COMPANY'S TAXATION DIVISION

     Any strike or other disruption of employment by or on the part of the employees of the foreign governments with whom the Company's Taxation division transacts business could significantly delay the recognition of revenue by the Taxation division and cause the Company to fail to achieve its revenue and earnings estimates for one or more quarters or perhaps for an entire fiscal year. During a substantial portion of March 2000 certain employees of the French Tax Administration were on strike. Although we believe the strike is coming to a close, substantial work backlogs have developed. As a result of the strike, the revenues of the Company's French tax recovery operations for the first quarter of 2000 have been materially negatively impacted, and we expect that revenues from these operations for the second quarter of 2000 will also be adversely impacted. We therefore believe that our total revenues and results of operations for the first two quarters of 2000 will be lower than we had originally anticipated. Furthermore, we are unable to predict how quickly we will be able to recognize the delayed revenues and we may be unable to recover all delayed revenues by December 31, 2000.

WE MAY NOT BE ABLE TO CONTINUE TO IDENTIFY A LARGER VOLUME OF RECOVERIES EACH YEAR FOR THE CLIENTS SERVED BY OUR RETAIL/WHOLESALE/GOVERNMENTAL DIVISION

     For most clients served by our retail/wholesale/governmental division, we typically identify a larger volume of recoveries each year when compared to recoveries realized in the immediately preceding year.

There is no guaranty, however, that these larger recoveries will continue. If such recovery increases do not continue, the Company's revenues and operating results would be materially adversely affected. Factors that could prevent recovery from increasing include, but are not limited to, unexpected advances in technology which significantly reduce the levels of client overpayments and the unexpected reversal of current trends toward the outsourcing of non-core competencies such as recovery audit services.

CLIENT AND VENDOR BANKRUPTCIES COULD REDUCE OUR EARNINGS

     The Company's clients generally operate in intensely competitive environments and bankruptcy filings are not uncommon. Future bankruptcy filings by one or more of our larger clients could have a material adverse effect on our business, financial condition and results of operations.

WE DEPEND ON CERTAIN CLIENTS FOR SIGNIFICANT REVENUES

     With the Company's considerable growth and diversification of services since its March 1996 initial public offering, dependence on any one client or group of clients for revenue and profits has been reduced. Nevertheless, the Company's largest revenue generating clients continue to be retailers, and the Company's revenues and profitability would be materially adversely affected if one or more of its largest retail clients filed for bankruptcy or otherwise ceased to do business with us.

WE RELY ON INTERNATIONAL OPERATIONS FOR SIGNIFICANT REVENUES

     We derived 31% of our revenues from international operations in 1999. International operations are subject to risks, including:

     - fluctuations in political and economic instability;

     - difficulties in staffing and managing foreign operations and in collecting accounts receivable;

     - fluctuations in currency exchange rates;

     - costs associated with adapting our services to our foreign clients' needs;

     - unexpected changes in regulatory requirements and laws;

     - difficulties in transferring earnings from our foreign subsidiaries to us; and

     - burdens of complying with a wide variety of foreign laws and labor practices, including laws that could subject certain tax recovery audit practices to regulation as the unauthorized practice of law.

     Because a significant portion of our revenues come from international operations, the occurrence of any of the above events may materially and adversely affect our business, financial condition and results of operations.

RECOVERY AUDIT SERVICES ARE NOT WIDELY USED IN INTERNATIONAL MARKETS

     We rely heavily on international expansion to achieve our long-term growth objectives. Although our recovery audit services constitute a generally accepted business practice among retailers in the U.S. and Canada, our services have not yet become widely used in many international markets. Prospective clients, vendors or other involved parties in foreign markets may not accept our services. The failure of these parties to accept and use our services could have a material adverse effect on our business, financial condition and results of operations.

WE REQUIRE SIGNIFICANT MANAGEMENT AND FINANCIAL RESOURCES TO OPERATE AND EXPAND OUR RECOVERY AUDIT SERVICES INTERNATIONALLY

     In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities. In addition, we have encountered, and expect to continue to encounter, significant expense and delays in expanding our interna-tional operations because of language and cultural differences, and staffing, communications and related issues. We generally incur the costs associated with international expansion before any significant revenues are generated. As a result, initial operations in a new market typically operate at low margins or may be unprofitable. Because our international expansion strategy will require substantial financial resources, we may incur additional indebtedness or issue additional equity securities which could be dilutive to our shareholders. In addition, financing for international expansion may not be available to us on acceptable terms and conditions.

OUR REVENUE MAY BE ADVERSELY AFFECTED IF WE DO NOT CORRECTLY ESTIMATE OUR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

     We estimate uncollectible levels of accounts receivable on an aggregate basis and reduce earnings, quarterly by the amounts of these estimates. Despite our experience in providing accounts payable recovery audit services, our estimates of uncollectible accounts receivable may not be adequate. If we overestimate the amount of accounts receivable we expect to collect, then our future earnings will be reduced, and, as a result, our stock price could decline.

THE LEVEL OF OUR PROFITABILITY IS DETERMINED BY OUR THIRD AND FOURTH QUARTER OPERATING RESULTS

     The purchasing and operational cycles of our clients typically cause us to realize higher revenues and operating income in the last two quarters of our fiscal year. If we do not continue to realize increased revenues in future third and fourth quarter periods, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing selling, general and administrative expenses are largely fixed over the short term.

WE MAY BE UNABLE TO PROTECT AND MAINTAIN THE COMPETITIVE ADVANTAGE OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS

     Our operations could be materially and adversely affected if we are not adequately able to protect our proprietary software, audit techniques and methodologies, and other proprietary intellectual property rights. We rely on a combination of trade secret laws, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. Although we presently hold U.S. and foreign registered trademarks and U.S. registered copyrights on certain of our proprietary technology, we may be unable to obtain similar protection on our other intellectual property. In addition, in the case of foreign registered trademarks, we may not receive the same enforcement protection on our intellectual property as in the U.S. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients and limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe on the intellectual property rights of others, we can not prevent someone else from asserting a claim against us in the future for violating their technology rights.

OUR NEED TO RETAIN THE SERVICES OF MESSRS. COOK AND LUSTIG

     Our success depends largely on the efforts and skills of our executive officers and key employees, particularly John M. Cook and Michael A. Lustig in the United States. The loss of the services of one or both of these persons could materially adversely affect our business, financial condition and results of operations. We have entered into employment agreements with Messrs. Cook and Lustig and other members of management. We also maintain key man life insurance policies in the aggregate amounts of $13.3 million on the life of Mr. Cook and $5.0 million on the life of Mr. Lustig.

WE MAY NOT BE ABLE TO CONTINUE TO COMPETE SUCCESSFULLY WITH OTHER RECOVERY AUDIT FIRMS

     The recovery audit business is highly competitive. Our principal competitors for accounts payable recovery audit services include local and regional firms and Howard Schultz & Associates, Inc. with operations in the U.S. and abroad. Our competitors for tax recovery audit services in France include major international accounting firms, tax attorneys and several smaller tax recovery audit firms. We are uncertain whether we can continue to compete successfully with our competitors. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

OUR ARTICLES OF INCORPORATION AND BYLAWS AND GEORGIA LAW MAY INHIBIT A TAKEOVER OF PRG

     Our Articles of Incorporation and Bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our Board of Directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

     - a staggered Board of Directors;

     - special meeting call restrictions; and

     - the ability of the Board of Directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community.

     In addition, our Articles of Incorporation permit the Board of Directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. These provisions also could discourage bids for your shares of common stock at a premium and have a material adverse effect on the market price of your shares.

THE PRICE OF OUR STOCK HAS BEEN VOLATILE AND COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY

     Our common stock is traded on the Nasdaq National Market. The market price of our common stock has been volatile, has fluctuated substantially and could continue to do so, based on a variety of factors, including the following:

     - future announcements concerning us or our key clients or competitors;

     - technological innovations;

     - government regulations;

     - litigation; or

     - changes in earnings estimates by analysts or the publication of negative reports by analysts about us.

     Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations and general economic, political and market conditions, such as recessions or international currency fluctuations and demand for our services, may adversely affect the market price of our common stock.

WE INTEND TO EXPAND FURTHER INTO ELECTRONIC COMMERCE AUDITING STRATEGIES AND PROCESSES

     The Company anticipates a growing need for recovery auditing services among current clients migrating to internet-based procurement, as well as potential clients already engaged in electronic commerce transactions. The Company possesses a number of core competencies, including Electronic Data Interchange ("EDI") expertise, that can be leveraged toward the development of new electronic commerce audit services. The Company's E-Commerce unit, International Systems Consultants ("ISC"), is a custom application development, consulting and systems integration firm specializing primarily in providing 3-tier client server software on a project basis as well as managing projects requiring secure internet-based transaction processing. In response to future demand for the Company's recovery auditing expertise, the Company intends to further expand into internet technology areas in the near future and may make substantial financial investments to do so. The profitability of these investments can not be assured nor can the demand for these services be fully anticipated.

                           FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully. Such forward-looking statements include the following:

     - the impact on the Company's revenues and results of operations of the March 2000 strike by certain employees of the French Tax Administration;

     - the Company's belief that current business-to-business e-commerce initiatives involving the internet may provide recovery opportunities that exceed those existing when EDI is used;

     - the Company's ability to cross-sell additional services to existing clients;

     - the Company's ability to make a limited number of strategic acquisitions in 2000;

     - the Company's ability to identify each year a larger volume of recoveries for most of its retail/ wholesale/governmental clients;

     - the ability of Meridian to generate recurring revenues;

     - the ability of the freight division to generate recurring revenues;

     - ultimate success of the current initiative to integrate all client freight payments into a composite database;

     - the ability of smaller recovery audit firms to compete in the future without making substantial capital investments;

     - the belief that the rate of future revenue growth for international operations will significantly exceed that for domestic operations; and

     - statements that contain projections of our future results of operations or of our financial condition.

     There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted as risk factors above and elsewhere in this Form 10-K could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in approximately 95,000 square feet of office space in Atlanta, Georgia. The Company leases this space under various agreements with primary terms expiring from December 2002 through February 2005. The Company's various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business. Most of the Company's real property leases are individually less than 5 years in duration. Certain recently acquired operations in France are conducted from facilities owned by the Company. The Company anticipates that additional space will be required as its business continues to expand, and believes that it will be able to obtain suitable space as needed. See Note 4 of Notes to Consolidated Financial Statements of the Company.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded under the symbol "PRGX" on The Nasdaq Stock Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company's bank credit facility specifically prohibit payment of cash dividends. Shareholder distributions reflected in the Company's Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997 relate to the pre-acquisition operations of PRS International, Ltd. which the Company acquired in August 1999 and accounted for under the pooling-of-interests method. As of February 16, 2000, there were approximately 6,000 beneficial holders of the Company's common stock and 262 holders of record. The following table sets forth, for the quarters indicated, the range of high and low prices for the Company's common stock as reported by Nasdaq during 1999 and 1998 and which have been retroactively adjusted, where appropriate, to reflect the Company's 3-for-2 stock split (effected in the form of a stock dividend) paid on August 17, 1999:

1999 CALENDAR QUARTER                                          HIGH      LOW
---------------------                                         ------    ------
1st Quarter.................................................  $26.67    $18.75
2nd Quarter.................................................   32.25     22.42
3rd Quarter.................................................   45.50     24.83
4th Quarter.................................................   47.50     23.00

1998 CALENDAR QUARTER
--------------------------------------------------------------------
1st Quarter.................................................  $15.33    $10.33
2nd Quarter.................................................   19.67     14.25
3rd Quarter.................................................   22.67     12.58
4th Quarter.................................................   26.08     13.42

     On November 15, 1999, in connection with the acquisition of the shares of AP SA and its subsidiaries (collectively, "Groupe AP"), the Company issued 356,718 restricted, unregistered shares of its common stock to certain former shareholders of Groupe AP. The shares were issued pursuant to the exemption from registration provided by Regulation S promulgated pursuant to the Securities Act of 1933, as amended.

     On December 3, 1999, in connection with the acquisition of all outstanding shares of Freight Rate Services, Inc. ("FRS") the Company issued 60,223 restricted, unregistered shares of its common stock to FRS. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

     On December 16, 1999, in connection with the acquisition of substantially all net assets of Integrated Systems Consultants, Inc. ("ISC"), the Company issued 77,569 restricted, unregistered shares of its common stock to ISC. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

     On December 28, 1999, in connection with the acquisition of the remaining minority ownership interests in certain of the Company's consolidated subsidiaries acquired in connection with the acquisition of Meridian VAT Corporation Limited, the Company issued 158,178 restricted, unregistered shares of its common stock to the minority owners of those subsidiaries. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 1999. Such historical consolidated financial data as of and for the five years ended December 31, 1999 have been derived from the Company's Consolidated Financial Statements and Notes thereto, which Consolidated Financial Statements for the three years ended December 31, 1999 have been audited by KPMG LLP, independent auditors. The audited Consolidated Balance Sheets as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1999 and the report thereon, which in each such year is based partially upon the report of other auditors and refers to a change in accounting for revenue recognition in 1999, are included elsewhere herein. The selected Statements of Earnings data for the two years ended December 31, 1996 and the selected Balance Sheet data as of December 31, 1997, 1996 and 1995 are unaudited. Selected consolidated financial data for the Company as of and for the four years ended December 31, 1998, as previously reported, have been retroactively restated, as required under generally accepted accounting principles, to include the accounts of Meridian VAT Corporation Limited and PRS International, Ltd. which were each acquired in August 1999 and accounted for under the pooling-of-interests method. Further, the Company made the decision in the second quarter of 1999 to recognize revenue on all of its then existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In accordance with the applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR 1998 AND PRIOR YEARS. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto and other financial information appearing elsewhere in this Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                             YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                           1999(2)(11)   1998(1)(3)   1997(1)(4)   1996(1)    1995(1)(5)
                                           -----------   ----------   ----------   --------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF EARNINGS DATA:
     Revenues............................   $349,647      $242,145     $146,467    $102,981    $77,823
     Cost of revenues....................    180,637       126,230       79,126      57,017     50,538
     Selling, general and administrative
       expenses..........................    102,281        79,324       46,174      32,855     26,512
                                            --------      --------     --------    --------    -------
          Operating income before
            business acquisition and
            restructuring expenses.......     66,729        36,591       21,167      13,109        773
     Business acquisition and
       restructuring expenses(6).........     13,341         3,818        2,433         366         --
                                            --------      --------     --------    --------    -------
          Operating income...............     53,388        32,773       18,734      12,743        773
     Interest (expense), net.............     (5,529)       (5,851)      (2,586)       (741)    (2,696)
                                            --------      --------     --------    --------    -------
          Earnings (loss) before income
            taxes, minority interest and
            cumulative effect of
            accounting change............     47,859        26,922       16,148      12,002     (1,923)
     Income tax expense (benefit)(7).....     20,066        11,828        6,373       7,878       (205)
                                            --------      --------     --------    --------    -------

                                                             YEARS ENDED DECEMBER 31,
                                           -------------------------------------------------------------
                                           1999(2)(11)   1998(1)(3)   1997(1)(4)   1996(1)    1995(1)(5)
                                           -----------   ----------   ----------   --------   ----------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
          Earnings (loss) before minority
            interest and cumulative
            effect of accounting
            change.......................     27,793        15,094        9,775       4,124     (1,718)
     Minority interest in (earnings) loss
       of consolidated subsidiaries......       (357)         (460)        (411)       (281)       903
                                            --------      --------     --------    --------    -------
          Earnings (loss) before
            cumulative effect of
            accounting change............     27,436        14,634        9,364       3,843       (815)
     Cumulative effect of accounting
       change............................    (29,195)           --           --          --         --
                                            --------      --------     --------    --------    -------
          Net earnings (loss)............   $ (1,759)     $ 14,634     $  9,364    $  3,843    $  (815)
                                            ========      ========     ========    ========    =======
  Cash dividends per share(12)...........   $   0.01      $   0.01     $   0.01    $   0.16    $  0.44
                                            ========      ========     ========    ========    =======

  Basic earnings (loss) per share:
     Earnings (loss) before cumulative
       effect of accounting change.......   $   0.57      $   0.37     $   0.28    $   0.13    $ (0.03)
     Cumulative effect of accounting
       change............................      (0.61)           --           --          --         --
                                            --------      --------     --------    --------    -------
     Net earnings (loss).................   $  (0.04)     $   0.37     $   0.28    $   0.13    $ (0.03)
                                            ========      ========     ========    ========    =======
  Diluted earnings (loss) per share:
     Earnings (loss) before cumulative
       effect of accounting change.......   $   0.55      $   0.36     $   0.27    $   0.12    $ (0.03)
     Cumulative effect of accounting
       change............................      (0.59)           --           --          --         --
                                            --------      --------     --------    --------    -------
     Net earnings (loss).................   $  (0.04)     $   0.36     $   0.27    $   0.12    $ (0.03)
                                            ========      ========     ========    ========    =======

                                                                   DECEMBER 31,
                                         ----------------------------------------------------------------
                                         1999(2)(8)   1998(1)(3)(9)   1997(1)(4)   1996(1)(10)   1995(1)
                                         ----------   -------------   ----------   -----------   --------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents.........   $ 39,260      $ 30,266       $ 20,495      $17,656     $  1,171
     Working capital...................     22,740        30,941         39,018       32,223        4,564
     Total assets......................    529,160       419,663        164,884       89,326       45,753
     Long-term debt, excluding current
       installments and loans from
       shareholders....................     95,294       112,886         24,382          716       17,629
     Loans from shareholders...........         --        27,477         24,101       22,729       19,597
     Total shareholders' equity
       (deficit).......................    292,500       144,105         45,515       23,570      (20,192)

---------------

 (1) Selected consolidated financial data for the Company as of and for the four years December 31, 1998, as previously reported, have been retroactively restated, as required under generally accepted accounting principles, to include the accounts of Meridian VAT Corporation Limited and PRS International, Ltd. which were each acquired in August 1999 and accounted for under the pooling-of-interests method.
 (2) During 1999, the Company completed six acquisitions accounted for as purchases consisting of Payment Technologies, Inc. (April), Invoice and Tariff Management Group, LLC (June), AP SA (October), Freight Rate Services, Inc. (December), Integrated Systems Consultants, Inc. (December) and minority interests in three Japanese subsidiaries of Meridian VAT Corporation Limited (December). See Note 8 of Notes to Consolidated Financial Statements.
 (3) During 1998, the Company completed eight acquisitions accounted for as purchases consisting of Precision Data Link (March), The Medallion Group
     (June), Novexel S.A. (July), Loder, Drew & Associates, Inc. (August), Cost Recovery Professionals Pty Ltd (September), Robert Beck &

     Associates, Inc. and related businesses (October), IP Strategies SA (November) and Industrial Traffic Consultants, Inc. (December). See Note 8 of Notes to Consolidated Financial Statements.
 (4) During 1997, the Company completed four acquisitions accounted for as purchases consisting of Accounts Payable Recovery Services, Inc. (February), The Hale Group (May), 98.4% of Financiere Alma, S.A. and its subsidiaries (October) and TradeCheck, LLC (November), and one acquisition accounted for as a pooling of interests, Shaps Group, Inc. (January). See
     Note 8 of Notes to Consolidated Financial Statements.
 (5) Effective January 1, 1995, the Company acquired Fial & Associates, Inc.
 (6) Consists of merger-related charges relating to businesses acquired under the pooling-of-interests accounting method and certain restructuring charges. See Note 14 of Notes to Consolidated Financial Statements.
 (7) In April 1995, the Company's predecessors reorganized and its international entities became C corporations. Additionally, in connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred charges to operations of $305,000 in 1995 and $3.7 million in 1996 for cumulative deferred income taxes. The Company's 1996 provision for income taxes of $7.9 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.2 million in tax provisions for the three quarters subsequent to the March 26, 1996 initial public offering.
 (8) Balance Sheet Data as of December 31, 1999 reflect the receipt of net proceeds from the Company's January 1999 follow-on public offering. See
     Note 7 of Notes to Consolidated Financial Statements.
 (9) Balance Sheet Data as of December 31, 1998 reflect the receipt of net proceeds from the Company's March 1998 follow-on public offering. See Note 7 of Notes to Consolidated Financial Statements.
(10) Balance Sheet Data as of December 31, 1996 reflect the receipt of net proceeds from the Company's March 1996 initial public offering together with the partial use of such proceeds to repay substantially all debt obligations other than certain convertible debentures which were converted to equity immediately prior to the offering.
(11) In 1999, the Company changed its method of accounting for revenue recognition. See Note 1(c) of Notes to Consolidated Financial Statements.
(12) Cash dividends per share represent distributions to shareholders of the Company prior to the Company's initial public offering and distributions to the shareholders of PRS International, Ltd.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading provider of accounts payable and other recovery audit services to large and mid-size businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include, but are not limited to, retailers, manufacturers, wholesale distributors, technology companies and healthcare providers.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, the complexity of various tax laws results in overpayments to governmental agencies. Services such as freight and telecommunications provided to businesses under complex pricing arrangements also can result in overpayments. All of these overpayments result in "lost profits." The Company's trained, experienced audit specialists use sophisticated proprietary technology and advanced audit techniques and methodologies to identify overpayments to vendors and tax authorities. The Company receives a contractual percentage of overpayments it identifies and its clients recover.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Earnings for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
STATEMENTS OF EARNINGS DATA:
  Revenues................................................    100.0%    100.0%    100.0%
  Cost of revenues........................................     51.7      52.1      54.0
  Selling, general and administrative expenses............     29.3      32.8      31.5
                                                              -----     -----     -----
          Operating income before business acquisition and
            restructuring expenses........................     19.0      15.1      14.5
  Business acquisition and restructuring expenses.........      3.8       1.6       1.7
                                                              -----     -----     -----
          Operating income................................     15.2      13.5      12.8
  Interest (expense), net.................................     (1.6)     (2.4)     (1.8)
                                                              -----     -----     -----
          Earnings before income taxes, minority interest
            and cumulative effect of accounting change....     13.6      11.1      11.0
  Income taxes............................................      5.7       4.9       4.3
                                                              -----     -----     -----
          Earnings before minority interest and cumulative
            effect of accounting change...................      7.9       6.2       6.7
  Minority interest in (earnings) of consolidated
     subsidiaries.........................................      (.1)      (.2)      (.3)
                                                              -----     -----     -----
          Earnings before cumulative effect of accounting
            change........................................      7.8       6.0       6.4
  Cumulative effect of accounting change..................     (8.3)       --        --
                                                              -----     -----     -----
          Net earnings (loss).............................      (.5)%     6.0%      6.4%
                                                              =====     =====     =====

1999 COMPARED WITH 1998

     As indicated in Note 1(c) of Notes to Consolidated Financial Statements, the Company chose during its quarter ended June 30, 1999, retroactive to January 1, 1999, to recognize revenue for the substantial majority of its operations when it invoices clients for its fee. In accordance with the applicable requirements of generally accepted accounting principles, the consolidated financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT ACCOUNTS FOR 1999 WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR 1998 AND PRIOR YEARS.

     As further indicated in Note 1(c) and elsewhere in the Notes to Consolidated Financial Statements, during August 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian") and PRS International, Ltd. ("PRS"). Both of these acquisitions were accounted for as poolings-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all prior periods have been retroactively restated, as required under generally accepted accounting principles, to include the operations of Meridian and PRS.

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients. The Company's services and operations are currently grouped into four distinct operating segments: Accounts Payable; Freight; Taxation; and Facilities (see Note 11 of Notes to Consolidated Financial Statements).

     Revenues increased 44.4% to $349.6 million in 1999, up from $242.1 million in 1998. Domestic revenues increased 46.9% to $240.3 million in 1999, up from $163.6 million in 1998. International revenues, which the Company considers to be revenues derived from all operations outside of the United States, increased 39.4% to $109.4 million, up from $78.5 million in 1998.

     Domestic revenue growth in 1999 was broad-based with Accounts Payable revenues up 37.5%, Freight revenues up 151.1%, Facilities revenues up 781.0% and Taxation revenues up 24.0% in 1999 as compared to 1998. Domestic revenue growth in 1999 was driven by a combination of revenues from companies acquired during 1999 and 1998 under the purchase method of accounting (see Note 8 of Notes to Consolidated

Financial Statements) and strong internal growth resulting from both new clients and additional services provided to existing clients.

     International revenue growth in 1999 was also broad-based with Accounts Payable revenues up 38.0% and Taxation revenues up 40.2% as compared to 1998. The Company's Freight and Facilities segments do not currently conduct international operations. International revenue growth in 1999 was driven primarily by the same factors as set forth above for domestic revenue growth.

     The Company continues to believe that the rate of growth for its international operations will significantly exceed its rate of domestic revenue growth for the foreseeable future if the revenue effect of acquired businesses is excluded.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also, included in cost of revenues are other direct costs incurred by these personnel including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues decreased to 51.7% in 1999, down from 52.1% in 1998.

     Domestically, cost of revenues as a percentage of revenues decreased to 52.2% in 1999, down from 52.8% in 1998. Internationally, cost of revenues as a percentage of revenues also decreased slightly to 50.5% in 1999, down from 50.6% in 1998. Percentage improvements worldwide related principally to fixed cost elements being spread over rapidly growing revenue bases.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and various corporate data centers, human resources, legal and accounting, corporate development, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues decreased to 29.3% of revenues in 1999, down from 32.8% in 1998.

     Domestically, selling, general and administrative expenses as a percentage of revenues decreased to 28.8% in 1999, down from 29.8% in 1998. Internationally, selling, general and administrative expenses as a percentage of revenues also decreased to 30.3% in 1999, down from 38.9% in 1998. As with cost of revenues, percentage improvements worldwide related principally to fixed cost elements being spread over rapidly growing revenue bases.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totalled $11.6 million in 1999 and $6.3 million in 1998.

     Business Acquisition and Restructuring Expenses. Business acquisition and restructuring expenses consisted of the following components (in thousands):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1999      1998
                                                              -------   ------
Acquisition-related expenses incurred by all parties in
  connection with the August 1999 acquisitions of Meridian
  and PRS...................................................  $ 9,291   $   --
Expenses incurred by Meridian with respect to phantom stock
  plan......................................................    2,991    3,818
Restructuring charge incurred in the fourth quarter of 1999
  in connection with combining the operations of PRS with
  those of the Company's existing Accounts Payable
  Commercial unit...........................................    1,059       --
                                                              -------   ------
                                                              $13,341   $3,818
                                                              =======   ======

     The Company effected separate acquisitions of Meridian and PRS which were each completed in August 1999 and each accounted for as a pooling-of-interests. As required under generally accepted accounting principles governing pooling-of-interests accounting, acquisition-related expenses incurred by the Company,

Meridian, PRS and the respective shareholders of Meridian and PRS have been aggregated and charged to current operations in 1999. These expenses principally included investment banking fees and legal and accounting fees.

     Meridian established a phantom stock plan in 1996 whereby participants were entitled to receive the subsequent appreciation in the value of Meridian's shares in direct proportion to the number of phantom shares assigned to each individual. No actual shares of Meridian stock were granted or issued to participants. Subsequent appreciation in value of the phantom shares was charged to operations as incurred, and was payable in cash upon the occurrence of certain specified events such as a sale of Merdian. The phantom stock plan was terminated upon the Company's acquisition of Meridian, and participants were paid a portion of their respective proceeds during the fourth quarter of 1999 and will receive future periodic payments concluding with a final payment scheduled for January 2001.

     The Company combined the operations of PRS with its existing Accounts Payable Commercial Division in the fourth quarter of 1999 and incurred a charge to operations of $1.1 million to provide for certain employee severance payments and the costs of closing duplicative or unnecessary office facilities.

     Operating Income. Operating income increased 62.9% from to $53.4 million in 1999, up from $32.8 million in 1998. As a percentage of revenues, operating income increased to 15.2% in 1999, up from 13.5% in 1998. Excluding the effect of business acquisition and restructuring expenses, operating income as a percentage of revenues would have been 19.1% in 1999 and 15.1% in 1998.

     Interest Expense (Net). Interest expense (net) for 1999 was $5.5 million, down slightly from $5.9 million in 1998. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires (see
Note 8 of Notes to Consolidated Financial Statements). Without these acquisitions, the Company's need for bank borrowings would have been minimal.

     Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. Earnings before income taxes, minority interest and cumulative effect of accounting change increased 77.8% to $47.9 million in 1999, up from $26.9 million in 1998. As a percentage of total revenues, earnings before income taxes, minority interest and cumulative effect of accounting charge were 13.6% in 1999 and 11.1% in 1998. Excluding the effect of business acquisition and restructuring expenses, earnings before income taxes, minority interest and cumulative effect of accounting change as a percentage of revenues would have been 17.5% in 1999 and 12.7% in 1998.

     Income Taxes. The provisions for income taxes for 1999 and 1998 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 42% in 1999 and 44% in 1998. Effective tax rates are higher than previous years' rates as a result of nondeductible business acquisition costs in pooling of interests transactions.

     Minority Interest in (Earnings) of Consolidated Subsidiaries. Minority interest in (earnings) of consolidated subsidiaries relates to the 49% minority ownership interests in two Meridian operating subsidiaries that were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. These minority interests were subsequently acquired by the Company in December 1999.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 47.5 million for 1999, up from 39.2 million for 1998. This increase related primarily to 4.1 million common shares issued in a public offering in January 1999 and common shares issued in connection with acquisitions of various companies (see Notes 7 and 8 of Notes to Consolidated Financial Statements).

1998 COMPARED WITH 1997

     As further indicated in Note 1(c) and elsewhere in the Notes to Consolidated Financial Statements, during August 1999, the Company acquired Meridian and PRS. Each of these acquisitions was accounted for as a pooling-of-interests. Accordingly, the Company's previously reported consolidated financial statements for the years ended December 31, 1998 and 1997 have been retroactively restated, as required under generally accepted accounting principles, to include the operations of Meridian and PRS.

     Revenues. Revenues increased 65.3% to $242.1 million in 1998, up from $146.5 million in 1997. Domestic revenues increased 66.4% to $163.6 million in 1998, up from $98.3 million in 1997. International revenues increased 62.9% to $78.5 million in 1998, up from $48.2 million in 1997.

     Domestic revenue growth in 1998 was significant with Accounts Payable revenues up 59.3%, Freight revenues up over 9400% on a small initial 1997 base and Taxation revenue up 24.6% only achieved a significant level of domestic Facilities segment operations with the June 1999 acquisition of Invoice and Tariff Management Group, LLC, a firm specializing in telecommunications recovery auditing. Domestic revenue growth for 1998 was driven by a combination of revenues from companies acquired during 1998 and 1997 under the purchase method of accounting (see Note 8 of Notes to Consolidated Financial Statements) and strong internal growth resulting from both new clients and additional services provided to existing clients.

     International revenue growth for 1998 was also significant with Accounts Payable revenues up 35.5% and Taxation revenues up 92.0%. Both segments benefited from strong internal growth resulting from new clients and additional services provided to existing clients. Additionally, the Tax segment benefited from the Company's October 1997 acquisition of Financiere Alma, S.A. and subsidiaries (collectively, "Alma"). (See Note 8 of Notes to Consolidated Financial Statements).

     Cost of Revenues. Cost of revenues as a percentage of revenues decreased to 52.1% in 1998, down from 54.0% in 1997.

     Domestically, cost of revenues as a percentage of revenues decreased to 52.8% in 1998, down from 55.0% in 1997. Internationally, cost of revenues as a percentage of revenues also decreased to 50.6% in 1998, down from 52.0% in 1997. Percentage improvements worldwide related principally to fixed cost elements being spread over rapidly growing revenue bases.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenues increased to 32.8% of revenues in 1998, up from 31.5% in 1997.

     Domestically, selling, general and administrative expenses as a percentage of revenues decreased slightly to 29.8% in 1998, down from 30.7% in 1997. Internationally, selling, general and administrative expenses as a percentage of revenues rose to 38.9% in 1998, up from 33.1% in 1997 due primarily to increased European infrastructure costs.

     In connection with the acquisition of businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totalled $6.3 million in 1998 and $1.9 million in 1997.

     Business Acquisition and Restructuring Expenses. Business acquisition and restructuring expenses consisted of the following components:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              ------    ------
Expenses incurred by Meridian with respect to phantom stock
  plan......................................................  $3,818    $1,225
Restructuring charge incurred in the fourth quarter of 1997
  in connection European management structure...............      --     1,208
                                                              ------    ------
                                                              $3,818    $2,433
                                                              ======    ======

     In recognition of emerging developments such as the Alma acquisition, the Company restructured and realigned certain facets of its European management structure in the fourth quarter of 1997. This charge consisted of employment termination costs directly applicable to four of the Company's senior European executives and residual contract costs due to an independent European advisor for services no longer required by the Company. Substantially all amounts accrued were subsequently paid.

     Operating Income. Operating income increased 74.9% to $32.8 million in 1998, up from $18.7 million in 1997. As a percentage of revenues, operating income increased to 13.5% in 1998, up from 12.8% in 1997. Excluding the effect of business acquisition and restructuring expenses, operating income as a percentage of revenues would have been 15.1% in 1998 and 14.5% in 1997.

     Interest Expense (Net). Interest expense (net) for 1998 was $5.9 million, up from slightly from $2.6 million in 1997. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires (see Note 8 of Notes to Consolidated Financial Statements). Without these acquisitions, the Company believes that its need for bank borrowings would have been minimal.

     Earnings Before Income Taxes and Minority Interest. Earnings before income taxes and minority interest increased 83.0% to $49.3 million in 1999, up from $26.9 million in 1998. As a percentage of total revenues, earnings before income taxes and minority interest were 14.0% in 1999 and 11.1% in 1998. Excluding the effect of business acquisition and restructuring expenses, earnings before income taxes and minority interest as a percentage of revenues would have been 12.7% in 1998 and 12.7% in 1997.

     Income Taxes. The provisions for income taxes for 1998 and 1997 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 44% in 1998 and 39% in 1997.

     Minority Interest in (Earnings) of Consolidated Subsidiaries. Minority interest in (earnings) of consolidated subsidiaries relates to the 49% minority ownership interests in two Meridian operating subsidiaries that were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. These minority interests were subsequently acquired by the Company in December 1999.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 39.2 million for 1998, up from 33.8 million for 1997. This increase related primarily to 3.0 million common shares issued in a public offering in March 1998 and common shares issued in connection with acquisitions of various companies (see Notes 7 and 8 of Notes to Consolidated Financial Statements).

QUARTERLY RESULTS

     The following tables set forth certain unaudited quarterly financial data for each of the Company's last eight quarters. The information has been derived from unaudited consolidated financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The information for all quarters ended prior to September 30, 1999 has been retroactively restated and differs from amounts originally reported due to the inclusion of the accounts of Meridian and PRS which were each acquired in August 1999 and accounted for under the pooling-of-interests method. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

                                            1999 QUARTER ENDED                        1998 QUARTER ENDED
                                 ----------------------------------------   --------------------------------------
                                 MAR. 31    JUNE 30   SEPT. 30   DEC. 31    MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                 --------   -------   --------   --------   -------   -------   --------   -------
                                                                  (IN THOUSANDS)
Revenues.......................  $ 64,437   $90,443   $91,259    $103,508   $38,853   $55,361   $67,982    $79,949
Cost of revenues...............    38,038    47,441    43,411      51,747    23,038    27,355    35,318     40,519
Selling, general and
  administrative expenses......    22,873    24,660    27,540      27,208    14,959    16,517    22,410     25,438
                                 --------   -------   -------    --------   -------   -------   -------    -------
Operating income (loss) before
  business acquisition and
  restructuring expenses.......     3,526    18,342    20,308      24,553       857    11,489    10,254     13,992
Business acquisition and
  restructuring expenses.......     1,495     1,496    10,380         (30)      955       954       955        954
                                 --------   -------   -------    --------   -------   -------   -------    -------
         Operating income
           (loss)..............     2,031    16,846     9,928      24,583       (99)   10,535     9,299     13,038
Interest (expense), net........    (1,414)   (1,560)   (1,304)     (1,251)     (880)     (519)   (1,935)    (2,517)
                                 --------   -------   -------    --------   -------   -------   -------    -------
         Earnings (loss) before
           income taxes,
           minority interest
           and cumulative
           effect of accounting
           change..............       617    15,286     8,624      23,332      (979)   10,016     7,364     10,521
Income taxes...................     1,386     4,718     5,495       8,467       763     1,934     4,367      4,764
                                 --------   -------   -------    --------   -------   -------   -------    -------
         Earnings (loss) before
           minority interest
           and cumulative
           effect of accounting
           change..............      (769)   10,568     3,129      14,865    (1,742)    8,082     2,997      5,757
Minority interest in (earnings)
  loss of consolidated
  subsidiaries.................       (77)     (312)      (48)         80      (122)     (122)      128       (344)
                                 --------   -------   -------    --------   -------   -------   -------    -------
         Earnings (loss) before
           cumulative effect of
           accounting change...      (846)   10,256     3,081      14,945    (1,864)    7,960     3,125      5,413
Cumulative effect of accounting
  change.......................   (29,195)       --        --          --        --        --        --         --
                                 --------   -------   -------    --------   -------   -------   -------    -------
         Net earnings (loss)...  $(30,041)  $10,256   $ 3,081    $ 14,945   $(1,864)  $ 7,960   $ 3,125    $ 5,413
                                 ========   =======   =======    ========   =======   =======   =======    =======

     The information for the six quarters ended June 30, 1999, as originally reported prior to the retroactive restatements to include the accounts of Meridian and PRS, were as follows:

                                                   1999 QUARTER ENDED             1998 QUARTER ENDED
                                                   ------------------   --------------------------------------
                                                   MAR. 31    JUNE 30   MAR. 31   JUNE 30   SEPT. 30   DEC. 31
                                                   --------   -------   -------   -------   --------   -------
Revenues.........................................  $ 56,615   $71,728   $33,144   $38,934   $61,803    $68,946
Cost of revenues.................................    31,720    35,913    17,956    20,326    30,078     33,571
Selling, general and administrative expenses.....    20,569    23,102    13,029    13,991    19,312     21,194
Business acquisition and restructuring
  expenses.......................................        --        --        --        --        --         --
                                                   --------   -------   -------   -------   -------    -------
         Operating income........................     4,326    12,713     2,159     4,617    12,413     14,181
Interest income (expense), net...................      (844)     (978)     (324)      186    (1,451)    (1,920)
                                                   --------   -------   -------   -------   -------    -------
         Earnings before income taxes, minority
           interest and cumulative effect of
           accounting change.....................     3,482    11,735     1,835     4,803    10,962     12,261
Income taxes.....................................     1,371     4,609       715     1,884     4,297      4,819
                                                   --------   -------   -------   -------   -------    -------
         Earnings before minority interest and
           cumulative effect of accounting
           change................................     2,111     7,126     1,120     2,919     6,665      7,442
Minority interest in (earnings) loss of
  consolidated subsidiaries......................        --        --        --        --        --         --
                                                   --------   -------   -------   -------   -------    -------
         Earnings before cumulative effect of
           accounting change.....................     2,111     7,126     1,120     2,919     6,665      7,442
Cumulative effect of accounting change...........   (29,195)       --        --        --        --         --
                                                   --------   -------   -------   -------   -------    -------
         Net earnings (loss).....................  $(27,084)  $ 7,126   $ 1,120   $ 2,919   $ 6,665    $ 7,442
                                                   ========   =======   =======   =======   =======    =======

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend reflects the inherent purchasing and operational cycles of the Company's clients. The Company's larger acquisitions during 1999 and 1998 are not expected to affect this trend because these entities have historically experienced similar seasonality in their revenues and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. (now Bank of America) as agent for the group. As of March 24, 2000, the Company had $145.0 million in outstanding principal borrowings under its credit facility.

     Net cash provided by operating activities was $23.4 million in 1999, $13.4 million in 1998 and $10.4 million in 1997. The 1999 improvement related in part to increased managerial emphasis on client billings and cash collections. Operating cash flow, defined by the Company as cash provided by operating activities excluding the impact of business acquisition expenses/restructuring charges, increased to approximately $32 million in 1999, up from approximately $14 million in 1998.

     Net cash used in investing activities was $95.4 million in 1999, $132.4 million in 1998 and $31.9 million in 1997. During 1999 and 1998, the Company spent $75.8 million and $113.3 million, respectively, as the cash portion of consideration paid to acquire various recovery audit firms.

     Net cash provided by financing activities was $81.1 million in 1999, $128.8 million in 1998 and $24.3 million in 1997. As discussed in Note 7 of the Notes to Consolidated Financial Statements, the Company completed underwritten follow-on stock offerings in January 1999 and March 1998.

     As discussed in Note 8 of Notes to Consolidated Financial Statements, at December 31, 1999 the Company recorded $45.0 million as accrued business acquisition consideration on its Consolidated Balance Sheet in connection with two acquired recovery audit firms. $43.0 million was borrowed under the Company's credit facility in March 2000 and simultaneously paid to the prior owners of these two firms. The remainder is expected to be paid during 2000 pursuant to additional borrowing under the Company's credit facility.

     The Company will pay $5.1 million to the former participants in the Meridian phantom stock plan periodic payments through January 2001. These payments are expected to be funded with cash generated from the sale of certain Meridian receivables.

     Through March 24, 2000, the Company acquired 21 recovery audit firms. The Company is pursuing, and intends to continue to pursue, the acquisition of domestic and international businesses including both direct competitors and businesses providing other types of recovery services. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

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

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2000 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2001 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

YEAR 2000 ISSUE

     As a result of the Company's planning, remediation and testing efforts in 1999, no significant disruptions in mission critical information technology systems and non-information technology systems were experienced in the first 75 days of 2000. The Company believes that these systems have successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with our services, our internal systems, or the products and services of our third party suppliers. The Company will continue to monitor our mission critical computer applications and those of our suppliers throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses by corporate clients. Meridian periodically utilizes derivative financial instruments to hedge against adverse currency fluctuations since it must transact business using a variety of European and Asian currencies. Meridian's derivative financial instruments outstanding at December 31, 1999 were not material, and all such instruments were settled in January 2000 without significantly affecting either the consolidated financial position or results of operations of the Company. None of the Company's operating units other than Meridian have historically utilized derivative financial instruments although future use of these types of instruments is presently under consideration.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 PAGE
                                                                NUMBER
                                                              ----------
Independent Auditors' Reports...............................  28, 29, 30
Consolidated Statements of Operations for the Years ended
  December 31, 1999, 1998 and 1997..........................          31
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................          32
Consolidated Statements of Shareholders' Equity for the
  Years ended December 31, 1999, 1998 and 1997..............          33
Consolidated Statements of Cash Flows for the Years ended
  December 31, 1999, 1998 and 1997..........................          34
Notes to Consolidated Financial Statements..................          35

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Profit Recovery Group International, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of PRG France, S.A. and subsidiaries, which financial statements reflect total assets constituting 18% and 14% as of December 31, 1999 and 1998, respectively, and total revenues constituting 9% and 10% in 1999 and 1998, respectively, of the related consolidated totals. We did not audit the consolidated financial statements of Financiere Alma, S.A. and subsidiaries, which financial statements reflect total revenues constituting 5% in 1997 of the related consolidated totals. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for PRG France, S.A. and subsidiaries and Financiere Alma, S.A. and subsidiaries, are based solely on the reports of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our report and the reports of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

     As discussed in Note 1(c) to the consolidated financial statements, the Company changed its method of revenue recognition in 1999.

                                          KPMG LLP

Atlanta, Georgia
February 15, 2000

                          INDEPENDENT AUDITORS' REPORT

The Directors and Shareholders of
PRG France, S.A.

     We have audited the consolidated balance sheets of PRG France, S.A. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG France, S.A. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

                                               ERNST & YOUNG Entrepreneurs
                                                  Division of E&Y Audit

                                                        Any Antola

Paris, France
February 1, 2000

                          INDEPENDENT AUDITORS' REPORT

The Directors and Shareholders of
Financiere Alma, S.A.

     We have audited the consolidated statements of earnings and cash flows of Financiere Alma, S.A. and subsidiaries for the three months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Financiere Alma, S.A. and subsidiaries for the three months ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

                                               ERNST & YOUNG Entrepreneurs
                                                  Department d'E&Y Audit

                                                        Any Antola

Paris, France
January 31, 1998

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                1999          1998          1997
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $349,647      $242,145      $146,467
Cost of revenues...........................................    180,637       126,230        79,126
Selling, general and administrative expenses...............    102,281        79,324        46,174
Business acquisition and restructuring expenses (Note
  14)......................................................     13,341         3,818         2,433
                                                              --------      --------      --------
          Operating income.................................     53,388        32,773        18,734
Interest (expense), net....................................     (5,529)       (5,851)       (2,586)
                                                              --------      --------      --------
          Earnings before income taxes, minority interest
            and cumulative effect of accounting change.....     47,859        26,922        16,148
Income taxes (Note 5)......................................     20,066        11,828         6,373
                                                              --------      --------      --------
          Earnings before minority interest and cumulative
            effect of accounting change....................     27,793        15,094         9,775
Minority interest in (earnings) of consolidated
  subsidiaries.............................................       (357)         (460)         (411)
                                                              --------      --------      --------
          Earnings before cumulative effect of accounting
            change.........................................     27,436        14,634         9,364
Cumulative effect of accounting change (Note 1(c)).........    (29,195)           --            --
                                                              --------      --------      --------
          Net earnings (loss)..............................   $ (1,759)     $ 14,634      $  9,364
                                                              ========      ========      ========
Basic earnings (loss) per share (Note 13):
          Earnings before cumulative effect of accounting
            change.........................................   $   0.57      $   0.37      $   0.28
          Cumulative effect of accounting change...........      (0.61)           --            --
                                                              --------      --------      --------
          Net earnings (loss)..............................   $  (0.04)     $   0.37      $   0.28
                                                              ========      ========      ========
Diluted earnings (loss) per share (Note 13):
          Earnings before cumulative effect of accounting
            change.........................................   $   0.55      $   0.36      $   0.27
          Cumulative effect of accounting change...........      (0.59)           --            --
                                                              --------      --------      --------
          Net earnings (loss)..............................   $  (0.04)     $   0.36      $   0.27
                                                              ========      ========      ========
Pro forma amounts, assuming the new accounting method is
  applied retroactively (Note 1(c)):
          Net earnings.....................................   $ 27,436      $  2,992      $  4,718
                                                              ========      ========      ========
          Basic earnings per share.........................   $   0.57      $   0.08      $   0.14
                                                              ========      ========      ========
          Diluted earnings per share.......................   $   0.55      $   0.07      $   0.14
                                                              ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
                                                                 (IN THOUSANDS,
                                                                EXCEPT SHARE AND
                                                                PER SHARE DATA)
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 39,260    $ 30,266
  Receivables:
    Contract receivables, less allowance for doubtful
     accounts of $4,219 in 1999 and $3,858 in 1998..........    70,038     109,760
    Employee advances.......................................     9,035       8,277
                                                              --------    --------
        Total receivables...................................    79,073     118,037
                                                              --------    --------
  Funds held for payment of client payables.................    16,901       8,724
  Retained interest in receivables sold.....................     3,304          --
  Prepaid expenses and other current assets.................     6,039       4,006
  Deferred income taxes (Note 5)............................     5,940          --
                                                              --------    --------
        Total current assets................................   150,517     161,033
                                                              --------    --------
Property and equipment:
  Computer and other equipment..............................    48,958      31,414
  Furniture and fixtures....................................     5,584       4,307
  Land and buildings........................................     1,412          --
  Leasehold improvements....................................     6,016       5,224
                                                              --------    --------
                                                                61,970      40,945
  Less accumulated depreciation and amortization............    26,652      16,236
                                                              --------    --------
        Property and equipment, net.........................    35,318      24,709
                                                              --------    --------
Noncompete agreements, less accumulated amortization of
  $5,796 in 1999 and $4,793 in 1998.........................     1,711       2,475
Deferred loan costs, less accumulated amortization of $795
  in 1999 and $236 in 1998..................................     1,492       1,802
Goodwill, less accumulated amortization of $15,698 in 1999
  and $5,967 in 1998........................................   327,386     223,912
Deferred income taxes (Note 5)..............................    11,863       3,773
Other assets................................................       873       1,959
                                                              --------    --------
                                                              $529,160    $419,663
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank.....................................  $  3,326    $  5,983
  Current installments of long-term debt (Note 3)...........     1,014         630
  Obligation for client payables............................    16,901       8,724
  Accounts payable and accrued expenses.....................    17,617      19,003
  Accrued business acquisition consideration (Note 8).......    45,000      30,000
  Accrued payroll and related expenses......................    42,049      50,722
  Deferred income taxes (Note 5)............................       126      13,310
  Deferred tax recovery audit revenue.......................     1,744       1,720
                                                              --------    --------
        Total current liabilities...........................   127,777     130,092
Long-term debt, excluding current installments (Note 3).....    95,294     112,886
Loans from shareholders (Note 2)............................        --      27,477
Deferred compensation (Note 6)..............................     4,656       3,453
Deferred income taxes (Note 5)..............................     6,112          --
Other long-term liabilities.................................     2,821       1,650
                                                              --------    --------
        Total liabilities...................................   236,660     275,558
                                                              --------    --------
Shareholders' equity (Notes 2, 3, 6, 7, 8 and 9):
  Preferred stock, no par value. Authorized 1,000,000
    shares; none issued or outstanding in 1999 and 1998.....        --          --
  Common stock, no par value; $.001 stated value per share.
    Authorized 200,000,000 shares; issued and outstanding
    49,363,044 shares in 1999 and 42,247,686 shares in
    1998....................................................        49          42
  Additional paid-in capital................................   302,455     143,157
  Retained earnings (accumulated deficit)...................      (907)      3,231
  Accumulated other comprehensive loss......................    (9,097)     (2,325)
                                                              --------    --------
        Total shareholders' equity..........................   292,500     144,105
                                                              --------    --------
Commitments and contingencies (Notes 2, 3, 4 and 8)
                                                              $529,160    $419,663
                                                              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                 ACCUMULATED
                                                                                    OTHER
                                                                                COMPREHENSIVE
                                                                                INCOME (LOSS)-
                                                                   RETAINED        FOREIGN
                                                    ADDITIONAL     EARNINGS        CURRENCY                            TOTAL
                                           COMMON    PAID-IN     (ACCUMULATED    TRANSLATION      COMPREHENSIVE    SHAREHOLDERS'
                                           STOCK     CAPITAL       DEFICIT)      ADJUSTMENTS      INCOME (LOSS)        EQUITY
                                           ------   ----------   ------------   --------------   ---------------   --------------
                                                                               (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1996.............   $ 34     $ 43,622      $(20,077)       $    12           $    --          $ 23,591
Comprehensive income:
 Net earnings............................     --           --         9,364             --             9,364             9,364
 Other comprehensive loss - foreign
   currency translation adjustments (no
   tax effect)...........................     --           --            --         (1,161)           (1,161)           (1,161)
   Comprehensive income..................     --           --            --             --             8,203                --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $263).................................     --          629            --             --                --               629
 Other common stock issuances............      1       13,378            --             --                --            13,379
Distributions to former Sub S
 shareholders............................     --           --          (251)            --                --              (251)
                                            ----     --------      --------        -------           -------          --------
BALANCE AT DECEMBER 31, 1997.............     35       57,629       (10,964)        (1,149)               --            45,551
Comprehensive income:
 Net earnings............................     --           --        14,634             --            14,634            14,634
 Other comprehensive loss - foreign
   currency translation adjustments (no
   tax effect)...........................     --           --            --         (1,176)           (1,176)           (1,176)
   Comprehensive income..................     --           --            --             --            13,458                --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $1,096)...............................     --        4,365            --             --                --             4,365
 Other common stock issuances............      7       81,163            --             --                --            81,170
Distributions to former Sub S
 shareholders............................     --           --          (439)            --                --              (439)
                                            ----     --------      --------        -------           -------          --------
BALANCE AT DECEMBER 31, 1998.............     42      143,157         3,231         (2,325)               --           144,105
Reclassification of S Corporation
 earnings of PRS.........................     --        1,766        (1,766)            --                --                --
Comprehensive loss:
 Net loss................................     --           --        (1,759)            --            (1,759)           (1,759)
 Other comprehensive loss - foreign
   currency translation adjustments (no
   tax effect)...........................     --           --            --         (6,772)           (6,772)           (6,772)
   Comprehensive loss....................     --           --            --             --            (8,531)               --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $3,551)...............................     --           --            --             --             7,599             7,599
 Other common stock issuances............      7      118,504            --             --                --           118,511
Distributions to former Sub S
 shareholders............................     --           --          (613)            --                --              (613)
Conversion of shareholder loans..........     --       30,391            --             --                --            30,391
Transaction costs paid directly by
 shareholders............................     --        1,070            --             --                --             1,070
Fractional shares paid in cash...........     --          (32)           --             --                --               (32)
                                            ----     --------      --------        -------           -------          --------
BALANCE AT DECEMBER 31, 1999.............   $ 49     $302,455      $   (907)       $(9,097)          $    --          $292,500
                                            ====     ========      ========        =======           =======          ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------   ---------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $ (1,759)  $  14,634   $  9,364
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Cumulative effect of accounting change..................    29,195          --         --
    Depreciation and amortization...........................    22,117      12,133      5,490
    Loss on sale of property and equipment..................        47         142         26
    Minority interest in earnings of consolidated
      subsidiaries..........................................       357         460        411
    Interest accrued on shareholder loans...................       860       1,980      1,382
    Deferred compensation expense...........................       783         890        920
    Deferred income taxes, net of cumulative effect of
      accounting change.....................................    (1,550)      3,794      1,753
    Changes in assets and liabilities, net of effects of
      acquisitions:
      Receivables...........................................   (27,854)    (41,392)   (15,471)
      Refundable income taxes...............................        --          --      1,325
      Prepaid expenses and other current assets.............    (5,207)        460       (599)
      Other assets..........................................       907        (425)       (38)
      Accounts payable and accrued expenses.................    (7,226)      4,345       (373)
      Accrued payroll and related expenses..................    14,082      15,920      5,810
      Deferred tax recovery audit revenue...................      (218)         38        436
      Other long-term liabilities...........................    (1,163)        424          3
                                                              --------   ---------   --------
         Net cash provided by operating activities..........    23,371      13,403     10,439
                                                              --------   ---------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (19,615)    (19,058)    (5,840)
  Acquisitions of businesses (net of cash acquired).........   (75,821)   (113,340)   (26,096)
                                                              --------   ---------   --------
         Net cash used in investing activities..............   (95,436)   (132,398)   (31,936)
                                                              --------   ---------   --------
Cash flows from financing activities:
  Net repayments of notes payable to bank...................    (2,657)     (1,183)      (485)
  Proceeds from issuance of long-term debt..................    75,399     112,640     24,750
  Proceeds from loans from shareholders.....................     2,061       1,431         --
  Acquisition costs paid directly by former Meridian and PRS
    shareholders............................................     1,070          --         --
  Repayments of long-term debt..............................   (96,527)    (24,917)       (44)
  Payments for deferred loan costs..........................      (249)     (1,797)        --
  Net proceeds from common stock issuances..................   102,575      43,031        366
  Distributions to former Sub S shareholders................      (613)       (439)      (251)
                                                              --------   ---------   --------
         Net cash provided by financing activities..........    81,059     128,766     24,336
                                                              --------   ---------   --------
         Net change in cash and cash equivalents............     8,994       9,771      2,839
Cash and cash equivalents at beginning of year..............    30,266      20,495     17,656
                                                              --------   ---------   --------
Cash and cash equivalents at end of year....................  $ 39,260   $  30,266   $ 20,495
                                                              ========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $  4,652   $   2,996   $  1,001
                                                              ========   =========   ========
  Cash paid during the year for income taxes, net of refunds
    received................................................  $ 15,612   $   6,700   $  3,336
                                                              ========   =========   ========
Supplemental disclosure of noncash investing and financing
  activities:
  In conjunction with acquisitions of businesses, the
    Company assumed liabilities as follows:
    Fair value of assets acquired...........................  $112,479   $ 199,034   $ 50,619
    Cash paid for the acquisitions..........................   (75,821)   (113,340)   (26,096)
    Fair value of shares issued for acquisitions............   (23,267)    (42,504)   (13,379)
                                                              --------   ---------   --------
         Liabilities assumed................................  $ 13,391   $  43,190   $ 11,144
                                                              ========   =========   ========
  Shareholder loans contributed to capital by former equity
    shareholders of Meridian................................  $ 30,391   $      --   $     --
                                                              ========   =========   ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

  Description of Business

     The principal business of The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is providing accounts payable and other recovery audit services to large and mid-size businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include, but are not limited to, retailers, manufacturers, wholesale distributors, technology companies, and healthcare providers. The Company provides its services throughout the United States and in 28 other countries.

  Basis of Presentation

     As indicated in Note(1)(c), the Company made the decision in the second quarter of 1999, to recognize revenue on all of its then existing operations when it invoices clients for its fee, retroactive to January 1, 1999. In accordance with the applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR 1998 AND PRIOR YEARS.

     As indicated in Note 8, the Company acquired Meridian VAT Corporation Limited ("Meridian") and PRS International, Ltd. ("PRS") in August 1999. Both of these acquisitions were accounted for as poolings-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all prior periods have been retroactively restated, as required under generally accepted accounting principles, to include the accounts of Meridian and PRS.

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

(b) Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. A material estimate that is particularly susceptible to change is the estimation of uncollectible claims when the submitted claims basis of revenue recognition is used (see (c) Revenue Recognition).

(c) Revenue Recognition

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company made the decision at the conclusion of the second quarter of 1999 to recognize revenue on all of its then existing operations when it invoices clients for its fee. Generally accepted accounting principles required that this change be implemented retroactively to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting of retailers, wholesale distributors and governmental agencies) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax change of $29.2

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES million as the cumulative effect of a change in an accounting principle. The cumulative effect of the accounting change was derived as follows(in thousands):

Unbilled contract receivables at December 31, 1998, as
  adjusted..................................................  $ 69,432
Less: auditor payroll accrual at December 31, 1998
  associated with unbilled contract receivables.............   (21,564)
                                                              --------
  Subtotal..................................................    47,868
Less: related income tax effect at 39.0%....................   (18,673)
                                                              --------
  Cumulative effect of accounting change....................  $ 29,195
                                                              ========

     During years ended December 31, 1998 and prior, the Company recognized revenues on services provided to its historical client base at the time overpayment claims were presented to and approved by its clients, as adjusted for estimated uncollectible claims. Estimated uncollectible claims were initially established, and subsequently adjusted, for each individual client based upon historical collection rates, types of claims identified, current industry conditions, and other factors which, in the opinion of management, deserved recognition. Under this submitted claims basis of revenue recognition, as applied to the Company's historical client base, the Company recorded revenues at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible claim estimates were directly charged or credited to earnings, as appropriate.

     The Company's revenue recognition policy has been revised, effective January 1, 1999, as follows:

     The Company's revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit services to be provided by the Company, (c) client's duties in assisting and cooperating with the Company, and (d) fees payable to the Company generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified. In the case of prospective facilities audits such as telecommunications tariff negotiations conducted by the Company on behalf of its clients, contracts typically provide for a percentage-of-savings fee which is calculated and fixed at the time the new tariff agreement is executed, and is payable to the Company on a current basis.

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

Invoice basis of revenue recognition

     For all recovery audit operations except those that secure refunds from governmental entities under narrowly defined circumstances, the Company recognizes revenues when it invoices clients for its fee.

Submitted claims basis of revenue recognition

     With respect to the Company's present and future operations to secure refunds pursuant to statute or regulation of amounts paid by clients to governmental entities, the Company recognizes revenues at the time refund claims containing all required documentation are filed with appropriate governmental agencies in those instances where historical refund disallowance rates can be accurately estimated. The Company records its fee participation in these refunds at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible fee estimates are charged or credited to earnings, as appropriate.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     As of December 31, 1999, the only unit of the Company utilizing the submitted claims method of revenue recognition was Meridian, which was acquired on August 19, 1999 and accounted for as a pooling-of-interests (see Note 8).

(d) Cash Equivalents

     Cash equivalents at December 31, 1998 included $6.3 million of reverse repurchase agreements with Bank of America (formerly NationsBank, N.A.) which were fully collateralized by United States of America Treasury Notes in the possession of such bank. These reverse repurchase agreements were settled on January 4, 1999 and there were no similar financial instruments of December 31, 1999. In addition, certain of the Company's French subsidiaries at December 31, 1999 and 1998 had cash equivalents of $5.1 million and $7.1 million, respectively, in temporary investments held at a French bank.

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

(e) Funds Held for Payment of Client Payables

     The Company functions as a fiduciary custodian in connection with certain cash balances belonging to its clients.

     Certain of the Company's freight services units pay freight invoices on behalf of clients post audit. In this regard, the Company is often in possession of funds advanced by its clients, but not yet processed for payment to the respective freight providers.

     In connection with the Company's Meridian unit which assists clients in obtaining refunds of value added taxes ("VAT"), the Company is often in possession of amounts refunded by the various VAT authorities, but not yet processed for further payment to the clients involved.

     The Company reports these restricted cash balances on its Consolidated Balance Sheets as a separate current asset and corresponding current liability.

(f) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 years for computer and other equipment and 5 years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated life of the asset. Internally developed software is amortized over expected useful lives ranging from 3 to 7 years.

(g) Direct Expenses

     Direct expenses incurred during the course of accounts payable audits and other recovery audit services are expensed as incurred.

(h) Internal Use Computer Software

     Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred. This pronouncement became effective for fiscal years beginning after December 15, 1998 although earlier application was encouraged. The Company chose to early adopt this pronouncement effective January 1, 1998 since it provides definitive

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES accounting guidance on a large-scale information systems development project initiated by the Company during the first quarter of 1998.

(i) Intangibles

     Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company evaluates the unique relevant aspects of each individual acquisition when establishing an appropriate goodwill amortization period, and amortizes all goodwill amounts on a straight-line basis. Goodwill recorded as of December 31, 1999 is being amortized over periods ranging from seven to 30 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Noncompete Agreements. Noncompete agreements are recorded at cost and are amortized on a straight-line basis over the terms of the respective agreements.

     Deferred Loan Costs. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the terms of the respective loan agreements.

(j) Income Taxes

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

(k) Foreign Currency Translation

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

(l) Earnings Per Share

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(m) Employee Stock Options

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied.

(n) Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net earnings and foreign currency translation adjustments, and is presented in the accompanying Consolidated Statements of Shareholders' Equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

(2)  RELATED PARTY TRANSACTIONS

     Financial advisory and management services historically have been provided to the Company by two directors who are also shareholders of the Company. Such services by directors aggregated $64,000 in 1999, $140,000 in 1998, and $165,000 in 1997. The Company will continue to utilize the services provided by one director, and, as such, has agreed to pay that director a minimum of $36,000 in 2000 for financial advisory and management services.

     As indicated in Note 8, the Company acquired Meridian in August 1999 in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all periods presented have been retroactively restated, as required under generally accepted accounting principles, to include the accounts of Meridian. As of December 31, 1998, Meridian's balance sheet included $27.5 million in long-term loans due to its two principal shareholders. These loans plus additional borrowings in 1999 were converted into equity at their estimated fair value during August 1999 concurrent with completion of the merger.

(3)  LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 is summarized as follows:

                                                               1999        1998
                                                              -------    --------
                                                                (IN THOUSANDS)
Principal outstanding under $200.0 million senior bank
  credit facility (with weighted average interest rate of
  7.24% and 6.98% at December 31, 1999 and 1998,
  respectively). Principal due on July 29, 2003 at credit
  facility maturity.........................................  $92,811    $112,300
Other.......................................................    3,497       1,216
                                                              -------    --------
                                                               96,308     113,516
Less current installments...................................    1,014         630
                                                              -------    --------
          Long-term debt, excluding current installments....  $95,294    $112,886
                                                              =======    ========

     On July 29, 1998, the Company replaced its then existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants,

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by NationsBank, N.A. (now Bank of America) as agent for the group. The Company is not required to make principal payments under the credit facility until its maturity on July 29, 2003 unless the Company violates its debt covenants. The credit facility is secured by substantially all assets of the Company and interest on borrowings can be tied to either prime or LIBOR at the Company's discretion. The credit facility requires a fee for committed but unused credit capacity which can range between .20% and .45% per annum depending upon the Company's leverage ratio. As of December 31, 1999, the applicable rate for unused credit capacity was .20%. The credit facility contains customary covenants, including financial ratios and the prohibition of cash dividend payments to shareholders. At December 31, 1999, the Company was in compliance with all such covenants.

     Approximate future minimum annual principal payments for long-term debt for each of the five years subsequent to December 31, 1999 are as follows (in thousands):

2000........................................................  $ 1,014
2001........................................................    1,262
2002........................................................      615
2003........................................................   93,154
2004........................................................      263
                                                              -------
                                                              $96,308
                                                              =======

(4)  LEASE COMMITMENTS

     The Company is committed under noncancelable operating lease arrangements for facilities and equipment. Rent expense for 1999, 1998, and 1997 was $7.5 million, $5.5 million, and $4.7 million, respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
2000........................................................  $ 6,764
2001........................................................    4,996
2002........................................................    4,160
2003........................................................    2,453
2004........................................................      491
Thereafter..................................................      602
                                                              -------
                                                              $19,466
                                                              =======

(5)  INCOME TAXES

     Income taxes have been provided in accordance with SFAS No. 109, "Accounting for Income Taxes". Earnings before income taxes, minority interest and cumulative effect of accounting change for the years ended December 31, 1999, 1998 and 1997 was earned in the following jurisdictions (in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
United States.............................................  $37,912   $20,864   $12,503
Foreign...................................................    9,947     6,058     3,645
                                                            -------   -------   -------
                                                            $47,859   $26,922   $16,148
                                                            =======   =======   =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 consists of the following (in thousands):

                                                              1999      1998      1997
                                                             -------   -------   ------
Current:
  Federal..................................................  $14,294   $ 2,512   $1,171
  State....................................................    1,463       608      379
  Foreign..................................................    6,766     4,914    3,070
                                                             -------   -------   ------
                                                              22,523     8,034    4,620
                                                             -------   -------   ------
Deferred:
  Federal..................................................   (1,241)    2,487      921
  State....................................................     (276)      306      184
  Foreign..................................................     (940)    1,001      648
                                                             -------   -------   ------
                                                              (2,457)    3,794    1,753
                                                             -------   -------   ------
          Total............................................  $20,066   $11,828   $6,373
                                                             =======   =======   ======

     In addition, the Company recognized a deferred income tax benefit of $18,673 in 1999 from the change in revenue recognition (see Note 1 (c)).

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for financial statement purposes.

                                                              1999    1998    1997
                                                              ----    ----    ----
Statutory federal income tax rate...........................   35%     35%     35%
Foreign loss providing no tax benefit.......................    1       6       2
State income taxes, net of federal benefit..................    2       3       2
Nondeductible goodwill......................................    1       1      --
Nondeductible acquisition and other costs...................    4      --      --
Foreign earnings subject to lower tax rates.................   (2)     --      --
Other, net..................................................    1     (1)      --
                                                               --      --      --
                                                               42%     44%     39%
                                                               ==      ==      ==

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the components of deferred tax assets and liabilities as of December 31, 1999 and 1998 follows (in thousands):

                                                               1999       1998
                                                              -------    -------
Deferred income tax assets:
  Accounts payable and accrued expenses.....................  $ 3,143    $   149
  Accrued payroll and related expenses......................    2,976     10,633
  Deferred compensation.....................................    1,796      1,383
  Depreciation..............................................      839         62
  Noncompete agreements.....................................    1,129        929
  Foreign operating loss carryforward of foreign
     subsidiary.............................................    1,404        720
  Foreign tax credit carryforwards..........................    2,861      4,071
  State operating loss carryforwards........................      337        228
  Other.....................................................    2,915      1,720
                                                              -------    -------
          Gross deferred tax assets.........................   17,400     19,895
                                                              -------    -------
Deferred income tax liabilities:
  Contract receivables......................................       --     26,425
  Prepaid expenses..........................................       24         28
  Goodwill..................................................    2,849        328
  Acquisition related cash to accrual adjustments...........      154        384
  Capitalized software......................................    1,558      1,547
                                                              -------    -------
          Gross deferred tax liabilities....................    4,585     28,712
                                                              -------    -------
Less valuation allowance....................................   (1,250)      (720)
                                                              -------    -------
          Net deferred tax assets (liabilities).............  $11,565    $(9,537)
                                                              =======    =======

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance as of December 31, 1999 and 1998 relates to the tax benefit of certain foreign operating losses associated with the Company's foreign subsidiary in Singapore. No other valuation allowances were deemed necessary for any other deferred tax assets since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences, and net operating loss carryforwards and foreign tax credit carryforwards are expected to be utilized through related further taxable and foreign source earnings.

     As of December 31, 1999, the Company had foreign income tax credit carryforwards amounting to $2.9 million, of which $.4 million will expire in 2003 and $2.5 million will expire in 2004. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards. Appropriate U.S. and international taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. Exclusive of amounts that would result in little or no tax if remitted, the cumulative amount of unremitted earnings from the Company's international subsidiaries that is expected to be indefinitely reinvested was approximately $2.2 million at December 31, 1999. The taxes that would be paid upon remittance of these indefinitely reinvested earnings are approximately $.8 million based on current tax laws.

(6)  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation up to 15% and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $900 per

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES participant. The Company may also make discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants' first year of service. Company contributions were approximately $540,000 in 1999, $425,000 in 1998 and $130,000 in 1997.

     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $783,000, $890,000, and $920,000 in 1999, 1998, and 1997, respectively.

     Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 1,125,000 shares of the Company's common stock which may be authorized unissued shares, reacquired shares or shares bought on the open market. Through December 31, 1999, share certificates for 188,855 shares had been issued to employees under the plan. The Company is not required to recognize compensation expense related to this plan.

(7)  COMMON STOCK

     On March 16, 1998, the Company sold 3.0 million newly issued shares of its common stock and certain selling shareholders sold an additional 3.6 million outstanding shares in an underwritten follow-on offering. The offering was priced at $14.00 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on March 20, 1998. The Company then used a portion of its net proceeds from the offering to repay the $24.8 million outstanding principal balance on its bank credit facility, along with accrued interest, on March 20, 1998. In April 1998, the Company received notification from its underwriting syndicate that the syndicate had exercised its full over-allotment option to purchase an additional 990,000 shares of Company common stock. All of these shares were then sold to the syndicate by certain selling shareholders. The Company received no proceeds from the sale of such shares.

     On January 8, 1999, the Company sold 4.1 million newly issued shares of its common stock and certain selling shareholders sold an additional 1.2 million outstanding shares in an underwritten follow-on offering. The offering was priced at $22.67 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on January 13, 1999. The net proceeds from the 2.7 million shares sold by the Company, combined with the net proceeds from an additional 286,500 shares subsequently sold by the Company in late January 1999 upon exercise by the underwriting syndicate of their over-allotment option, were applied to reduce outstanding borrowings under the Company's $200.0 million bank credit facility. Additionally, 501,000 shares were sold in late January 1999 by certain selling shareholders in connection with the over-allotment option. The Company received no proceeds from the sale of such shares.

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

     Although the Company has issued no preferred stock through December 31, 1999, and has no present intentions to issue any preferred stock, such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further vote or action by the shareholders.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(8)  ACQUISITIONS

     On January 2, 1997, the Company acquired the net operating assets of Shaps Group, Inc., a California-based company providing recovery audit services to manufacturers and to distributors of high technology products. The Company issued 562,500 unregistered shares of its common stock in the transaction which was accounted for as a pooling-of-interests.

     On February 11, 1997, the Company acquired all of the common stock of Accounts Payable Recovery Services, Inc., a Texas-based company providing recovery audit services to healthcare entities and energy companies. This transaction was accounted for as a purchase with consideration of $2.0 million in cash and 195,899 restricted, unregistered shares of the Company's common stock valued at $10.17 per share. This acquisition resulted in goodwill of $3.9 million which is being amortized over 15 years using the straight-line method.

     On May 23, 1997, the Company acquired all of the common stock of The Hale Group, a California-based company providing recovery audit services to healthcare entities. This transaction was accounted for as a purchase with consideration of $1.1 million in cash and 112,497 restricted, unregistered shares of the Company's common stock valued at $8.92 per share. This acquisition resulted in goodwill of $2.1 million which is being amortized over 15 years using the straight-line method.

     On October 7, 1997, the Company acquired 98.4% of Financiere Alma, S.A. and subsidiaries ("Alma"), a privately held recovery audit firm based in Paris, France. This transaction was accounted for as a purchase with consideration of $24.6 million in cash and approximately 1.3 million restricted, unregistered shares of the Company's common stock with an aggregate fair value of $10.0 million. This acquisition resulted in goodwill of $33.0 million which is being amortized over 20 years using the straight-line method. The Company acquired the remaining interest in Alma in January 1999, as contractually required.

     On November 21, 1997, the Company acquired the net operating assets of TradeCheck, LLC, a Washington-based recovery audit firm specializing in ocean freight shipments. This transaction was accounted for as a purchase with consideration of $700,000 in cash and 60,000 restricted, unregistered shares of the Company's common stock valued at $9.58 per share. This acquisition resulted in goodwill of $1.1 million which is being amortized over 15 years using the straight-line method.

     On March 20, 1998, the Company acquired the net assets of Ginger Quill, Inc., d/b/a Precision Data Link, an air freight recovery audit firm located in Salt Lake City, Utah. This transaction was accounted for as a purchase with consideration of $5.4 million in cash and 656,756 restricted, unregistered shares of the Company's common stock valued at $9.33 per share. This acquisition resulted in goodwill of $11.5 million which is being amortized over 25 years using the straight-line method.

     On June 19, 1998, the Company acquired the net assets of The Medallion Group, an air freight recovery audit operation located in Salt Lake City, Utah. This transaction was accounted for as a purchase with consideration of $5.2 million in cash and 320,582 restricted, unregistered shares of the Company's common stock valued at $11.11 per share. This acquisition resulted in goodwill of $11.2 million which is being amortized over 25 years using the straight-line method.

     On July 30, 1998, the Company acquired all of the outstanding capital stock of Novexel S.A., a Lyon, France-based company that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved cash of $3.7 million and 248,795 restricted, unregistered shares of the Company's common stock valued at $12.29 per share. This acquisition resulted in goodwill of $6.1 million which is being amortized over 20 years using the straight-line method.

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates, Inc. ("Loder Drew"), a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES was accounted for as a purchase with initial consideration of $70.0 million in cash and 1.2 million restricted, unregistered shares of the Company's common stock valued at $11.05 per share. Additionally, the prior owners of Loder Drew received further purchase price consideration in March 1999 of $30.0 million in cash based on the financial performance of Loder Drew for the six month period ended December 31, 1998, and will receive purchase price consideration of $40.0 million in cash in the Spring of 2000 based on the financial performance of Loder Drew for the year ending December 31, 1999. This acquisition resulted in final goodwill at December 31, 1999 of $153.6 million which is being amortized over 25 years using the straight-line method.

     On September 28, 1998, the Company acquired the net assets of Cost Recovery Professionals Pty Ltd, an Australia-based recovery auditing firm primarily serving clients in the retail sector. The transaction was accounted for as a purchase with consideration of $1.4 million and 150,000 restricted, unregistered shares of the Company's common stock valued at $12.31 per share. This acquisition resulted in goodwill of $3.3 million which is being amortized over 25 years using the straight-line method.

     On October 29, 1998, the Company acquired all the issued and outstanding common stock of Robert Beck & Associates, Inc. ("RBA"), a direct retail sector recovery auditing competitor based in Ringwood, Illinois. The Company also simultaneously purchased either the common stock or substantially all net assets of certain other entities that provided management services to RBA. The acquisitions were accounted for under the purchase method of accounting, and the collective consideration paid for RBA and related entities consisted of $26.1 million in cash and 966,651 restricted, unregistered shares of the Company's common stock valued at $12.36 per share. This acquisition resulted in goodwill of $36.9 million which is being amortized over 25 years using the straight-line method.

     On November 20, 1998, the Company acquired the net assets of IP Strategies SA, a Belgium-based firm that assists business entities in securing European Union grants. This transaction was accounted for as a purchase and involved cash of $1.9 million and 119,349 restricted, unregistered shares of the Company's common stock valued at $13.61 per share. This acquisition resulted in goodwill of $3.3 million which is being amortized over 20 years using the straight-line method.

     On December 10, 1998, the Company acquired the net assets of Industrial Traffic Consultants, Inc., a ground freight processing and auditing firm based in Longwood, Florida. This transaction was accounted for as a purchase and involved cash of $1.9 million and 72,411 restricted, unregistered shares of the Company's common stock valued at $14.18 per share. This acquisition resulted in goodwill of $2.6 million which is being amortized over 25 years using the straight-line method.

     On April 1, 1999, the Company acquired substantially all the assets and assumed certain liabilities of Payment Technologies, Inc. d/b/a PayTech ("PayTech"), a Georgia-based firm in the business of handling freight data, auditing freight bills and other related services. The transaction was accounted for as a purchase, with consideration of $4.9 million in cash and 228,798 restricted, unregistered shares of the Company's common stock valued at $15.37 per share. The acquisition resulted in goodwill of $8.5 million which is being amortized over 25 years using the straight-line method.

     On June 14, 1999, the Company acquired the net assets of Invoice and Tariff Management Group, LLC ("ITMG"), a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $10.9 million in cash and 355,310 restricted, unregistered shares of the Company's common stock valued at $17.83 per share. The former owners of ITMG are also entitled to receive additional purchase price consideration of $5.0 million in cash as of December 31, 1999, payable in February 2000, based on the financial performance of ITMG for the period from acquisition date through December 31, 1999, and are eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31,

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

2000. This acquisition resulted in goodwill through December 31, 1999 of $23.0 million which is being amortized over 30 years using the straight-line method.

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses by corporate clients. The transaction was accounted for as a pooling-of-interests with consideration of 6,114,375 unregistered shares of the Company's common stock.

     On August 31, 1999, the Company acquired substantially all of the assets and assumed substantially all the liabilities of PRS International, Ltd. ("PRS"). PRS is a Texas-based recovery audit firm servicing primarily middle-market clients in a variety of industrial and commercial sectors. The transaction was accounted for as a pooling-of-interests with consideration of 1,113,043 unregistered shares of the Company's common stock.

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, "Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders will also be eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2001 of up to 89.0 million French Francs (approximately $15.0 million at December 31, 1999) payable no later than April 30, 2002 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. The acquisition resulted in goodwill through December 31, 1999 of $29.1 million which is being amortized over 20 years using the straight-line method.

     On December 3, 1999, the Company acquired all outstanding shares of Freight Rate Services, Inc. ("FRS"), a freight auditing and consulting firm based in Missouri. The transaction was accounted for as a purchase, with consideration of $1.3 million in cash and 60,223 restricted, unregistered shares of the Company's common stock valued at $21.47 per share. The acquisition resulted in goodwill of $2.7 million which is being amortized over 25 years using the straight-line method.

     On December 16, 1999, the Company acquired substantially all net assets of Integrated Systems Consultants, Inc. ("ISC"), a custom application development, consulting and system integration firm located in Atlanta, Georgia. The transaction was accounted for as a purchase, with consideration of $3.0 million in cash and 77,569 restricted, unregistered shares of the Company's common stock valued at $20.37 per share. The acquisition resulted in goodwill of $4.2 million which is being amortized over 20 years using the straight-line method.

     On December 28, 1999, the Company acquired the 49% minority ownership interests in two Meridian operating subsidiaries which were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. The transaction was accounted for as a purchase, with consideration of $6.0 million in cash and 158,178 restricted, unregistered shares of the Company's common stock valued at $12.74 per share. The acquisition resulted in goodwill of $8.8 million which is being amortized over 20 years using the straight-line method.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Results of operations for all 1997-1999 acquisitions accounted for under the purchase method of accounting have been included in the accompanying Consolidated Statements of Operations from their respective dates of acquisition except for (a) the October 7, 1997 acquisition of Alma, which was included effective October 1, 1997, (b) the August 6, 1998 acquisition of Loder Drew, which was included effective July 1, 1998, (c) the October 29, 1998 acquisition of RBA, which was included effective October 1, 1998 and (d) the November 15, 1999 acquisition of Groupe AP, which was included effective October 14, 1999.

     The following represents the summary (unaudited) pro forma results of operations as if the 1997 and 1998 acquisitions of Alma, Loder Drew and RBA had occurred at the beginning of 1997 (in thousands):

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1997
                                                              --------   --------
Revenues....................................................  $271,962   $198,868
                                                              ========   ========
Net earnings................................................  $ 14,183   $  7,145
                                                              ========   ========
Earnings per share:
  Basic.....................................................  $    .36   $    .21
                                                              ========   ========
  Diluted...................................................  $    .35   $    .21
                                                              ========   ========

     The Company has not included pro forma accrual basis results of operations for 1999 or for the various smaller acquisitions it made during 1998 and 1997 since the entities involved are relatively small, and most of them have historically maintained their respective accounting records using the cash basis of accounting. The Company believes, however, that the pro forma accrual basis results of operations for these entities, if determined, would not be significant, either individually or in the aggregate.

     The consolidated financial statements for periods prior to the acquisitions of Meridian and PRS have been restated to include the accounts and results of operations of Meridian and PRS. The results of operations previously reported by the separate enterprises and the combined amounts included in the accompanying consolidated financial statements are summarized below:

                                                                          YEARS ENDED
                                                       SIX MONTHS        DECEMBER 31,
                                                          ENDED       -------------------
                                                      JUNE 30, 1999     1998       1997
                                                      -------------   --------   --------
                                                       (UNAUDITED)
Revenues
  The Profit Recovery Group International, Inc......    $128,343      $202,827   $112,363
  Meridian VAT Corporation Limited..................      16,931        24,594     21,296
  PRS International, Ltd............................       9,606        14,724     12,808
                                                        --------      --------   --------
          Combined..................................    $154,880      $242,145   $146,467
                                                        ========      ========   ========
Net earnings (loss)
  The Profit Recovery Group International, Inc......    $(19,958)     $ 18,146   $  9,623
  Meridian VAT Corporation Limited..................        (697)       (3,919)      (928)
  PRS International, Ltd............................         870           407        669
                                                        --------      --------   --------
          Combined..................................    $(19,785)     $ 14,634   $  9,364
                                                        ========      ========   ========

(9)  STOCK OPTION PLAN

     The Company's Stock Incentive Plan, as amended, has authorized the grant of options to purchase 9,375,500 shares of the Company's common stock to key employees and directors. The substantial majority of

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES options granted through December 31, 1999 have 10-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997:

                                                               1999      1998      1997
                                                              -------   -------   -------
Risk-free interest rates....................................     5.85%      5.0%     6.17%
Dividend yields.............................................       --        --        --
Volatility factor of expected market price..................     .533      .550      .537
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended December 31, 1999, 1998 and 1997 follows (in thousands, except for pro forma net earnings per share information):

                                                             1999      1998      1997
                                                            -------   -------   -------
Net earnings before accounting change and pro forma effect
  of compensation expense recognition provisions of SFAS
  No. 123.................................................  $27,436   $14,634   $ 9,364
Pro forma effect of compensation expense recognition
  provisions of SFAS No. 123..............................   (6,146)   (2,707)   (1,377)
                                                            -------   -------   -------
Pro forma net earnings before accounting change...........  $21,290   $11,927   $ 7,987
                                                            =======   =======   =======
Pro forma net earnings per share before accounting change:
  Basic...................................................  $   .45   $   .30   $   .24
                                                            =======   =======   =======
  Diluted.................................................  $   .43   $   .30   $   .23
                                                            =======   =======   =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                    1999                    1998                    1997
                            ---------------------   ---------------------   ---------------------
                                        WEIGHTED-               WEIGHTED-               WEIGHTED-
                                         AVERAGE                 AVERAGE                 AVERAGE
                                        EXERCISE                EXERCISE                EXERCISE
                             OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                            ---------   ---------   ---------   ---------   ---------   ---------
Outstanding -- beginning
  of year.................  5,450,419    $13.13     3,306,740    $ 8.29     1,887,045    $ 6.40
Granted...................  2,344,775     27.94     2,578,350     18.34     1,545,395     10.31
Exercised.................   (420,413)     8.15      (340,771)     6.20       (99,150)     3.60
Forfeited.................   (241,755)    16.48       (93,900)    11.41       (26,550)     8.59
                            ---------               ---------               ---------
Outstanding -- end of
  year....................  7,133,026    $18.18     5,450,419    $13.13     3,306,740    $ 8.29
                            =========               =========               =========
Exercisable at end of
  year....................  1,448,711    $10.86       773,601    $ 7.83       430,959    $ 6.08
Weighted average fair
  value of options granted
  during year.............  $   16.02               $   10.46               $    5.97

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                                EXERCISABLE
                                      NUMBER     WEIGHTED-    WEIGHTED-   ------------------------
                                     OF SHARES    AVERAGE      AVERAGE    NUMBER      WEIGHTED-
             RANGE OF                 SUBJECT    REMAINING    EXERCISE      OF         AVERAGE
          EXERCISE PRICES            TO OPTION      LIFE        PRICE     SHARES    EXERCISE PRICE
          ---------------            ---------   ----------   ---------   -------   --------------
$3.53 - $10.99.....................  2,368,944    6.8 years    $ 8.22     901,176       $ 7.36
$11.00 - $25.00....................  2,885,582   8.59 years     19.17     547,535        16.61
Over $25.00........................  1,878,500   9.81 years     29.21          --           --

     The weighted average remaining contract life of options outstanding at December 31, 1999 was 8.3 years.

(10)  MAJOR CLIENTS

     The Company did not have any major clients during 1999 or 1998 which individually provided revenues in excess of 10% of total revenues. After restatement for poolings-of-interests, two clients which provided revenues in excess of 10% of the Company's previously reported 1997 revenues were no longer in excess of 10%. The Company derived 8.0% of its total 1997 revenues from its historically largest client. Additionally, during 1997, the Company derived 9.4% of its total revenues from another client due in large part to a nonrecurring situation involving concurrent audits of multiple years. Both major clients are mass merchandisers operating in the retail industry.

(11)  OPERATING SEGMENTS AND RELATED INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," in 1998 which changed the methodology by which the Company reports information about its operating segments. The information for 1998 and 1997 has been restated from the prior year's presentation in order to conform to the 1999 presentation and to give retroactive effect to the 1999 acquisitions of Meridian and PRS (see Note 8) which were each accounted for as a pooling-of-interests.

     The Company has four reportable operating segments consisting of Accounts Payable Services, Freight Services, Taxation Services and Facilities Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. These business units are managed separately because each business requires different technology and marketing strategies.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Accounts Payable Services consist of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers, wholesale distributors and governmental agencies (the Company's historical client base) and accounts payable services provided to various other types of business entities by the Company's Commercial Division. The Accounts Payable Services operating segment conducts business in North America, South America, Europe, Australia, Africa and Asia.

     Freight Services consist primarily of various businesses acquired by the Company since 1997 which audit freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, truck freight, rail freight and overnight freight. This operating segment serves primarily businesses located in the United States, although rapid international expansion is planned.

     Taxation Services consist primarily of various European businesses acquired by the Company since 1997 which audit tax-related disbursements to identify and recover overpayments (primarily within France), obtain refunds of European VAT for clients located in many parts of the world, and assist business entities throughout Europe in securing available grants.

     Facilities Services consist of telecommunications auditing within the United States based primarily upon a business acquired by the Company in 1999.

     The accounting policies of the four reportable operating segments are the same as those described in Note (1). The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

     Segment information as of or for the years ended December 31, 1999, 1998 and 1997 follows (in thousands):

                                        ACCOUNTS
                                        PAYABLE    FREIGHT    TAXATION   FACILITIES
                                        SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                        --------   --------   --------   ----------   --------
1999
  Revenues............................  $251,383   $19,750    $ 69,951    $ 8,563     $349,647
  Operating income....................    42,651     4,837       2,688      3,212       53,388
  Total assets........................   308,269    55,902     135,926     29,063      529,160
  Capital expenditures................    17,566       923       1,036         90       19,615
  Depreciation and amortization.......    16,277     1,730       3,794        316       22,117
1998
  Revenues............................  $182,757   $ 7,866    $ 50,550    $   972     $242,145
  Operating income....................    26,969     2,816       2,933         55       32,773
  Total assets........................   358,088     2,257      59,318         --      419,663
  Capital expenditures................    16,688       376       1,994         --       19,058
  Depreciation and amortization.......    10,960       113       1,060         --       12,133
1997
  Revenues............................  $118,457   $    82    $ 27,928    $    --     $146,467
  Operating income....................    14,845        66       3,823         --       18,734
  Total assets........................   120,546        --      44,338         --      164,884
  Capital expenditures................     4,737        --       1,103         --        5,840
  Depreciation and amortization.......     4,817        --         673         --        5,490

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The following table presents revenues by country based upon the location of clients served (in thousands):

                                                           1999       1998       1997
                                                         --------   --------   --------
United States..........................................  $247,971   $168,422   $102,691
France.................................................    33,259     26,265      8,279
United Kingdom.........................................    31,688     20,250     11,721
Canada.................................................    12,706     11,646      9,425
Mexico.................................................     5,945      3,568      2,444
Japan..................................................     5,217      3,603      3,704
Other..................................................    12,861      8,391      8,203
                                                         --------   --------   --------
                                                         $349,647   $242,145   $146,467
                                                         ========   ========   ========

     The following table presents long-lived assets by country based on location of the asset (in thousands):

                                                            1999       1998      1997
                                                          --------   --------   -------
United States...........................................  $303,484   $203,496   $18,878
France..................................................    53,607     39,483    33,093
United Kingdom..........................................     1,174      1,247     1,008
Canada..................................................       623        305       275
Mexico..................................................       264         94        72
Ireland.................................................     1,160      1,380       673
Other...................................................     6,468      8,852       317
                                                          --------   --------   -------
                                                          $366,780   $254,857   $54,316
                                                          ========   ========   =======

(12)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, receivables, funds held for payment of client payables, retained interest in receivables sold, notes payable to bank, obligation for client payables, accounts payable and accrued expenses, accrued business acquisition consideration, accrued payroll and related expenses, and deferred tax recovery audit revenue approximate fair value because of the short maturity of these instruments.

     The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt instruments at December 31, 1999 and 1998 was $94.4 million and $111.4 million, respectively, and the carrying value of the Company's long-term debt at December 31, 1999 and 1998 was $96.3 million and $113.5 million, respectively.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(13)  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 (in thousands except for earnings per share information):

                                                             1999      1998      1997
                                                           --------   -------   -------
Numerator:
  Earnings before business acquisition and restructuring
     expenses and cumulative effect of accounting
     change..............................................  $ 39,045   $18,452   $11,797
  Business acquisition and restructuring expenses, net of
     tax.................................................   (11,609)   (3,818)   (2,433)
  Cumulative effect of accounting change.................   (29,195)       --        --
                                                           --------   -------   -------
     Net earnings (loss).................................  $ (1,759)  $14,634   $ 9,364
                                                           ========   =======   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding........    47,498    39,248    33,814
  Effect of dilutive securities:
     Employee stock options..............................     1,882     1,128       740
                                                           --------   -------   -------
     Denominator for diluted earnings....................    49,380    40,376    34,554
                                                           ========   =======   =======
Basic earnings (loss) per share:
  Earnings before business acquisition and restructuring
     expenses and cumulative effect of accounting
     change..............................................  $   0.82   $  0.47   $  0.35
  Business acquisition and restructuring expenses........     (0.25)    (0.10)    (0.07)
  Cumulative effect of accounting change.................     (0.61)       --        --
                                                           --------   -------   -------
     Net earnings (loss).................................  $  (0.04)  $  0.37   $  0.28
                                                           ========   =======   =======
Diluted earnings (loss) per share:
  Earnings before business acquisitions and restructuring
     expenses and cumulative effect of accounting
     change..............................................  $   0.79   $  0.45   $  0.34
  Business acquisition and restructuring expenses........     (0.24)    (0.09)    (0.07)
  Cumulative effect of accounting change.................     (0.59)       --        --
                                                           --------   -------   -------
     Net earnings (loss).................................  $  (0.04)  $  0.36   $  0.27
                                                           ========   =======   =======

     Options to purchase 473,000 shares of common stock, at prices ranging from $16.00 to $19.88 per share, were outstanding during 1997 but were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(14)  BUSINESS ACQUISITION AND RESTRUCTURING EXPENSES

     Business acquisition and restructuring expenses consisted of the following components (in thousands):

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999       1998      1997
                                                              -------    ------    ------
Acquisition-related expenses incurred by all parties in
  connection with the August 1999 acquisitions of Meridian
  and PRS...................................................  $ 9,291    $   --    $   --
Expenses incurred by Meridian with respect to phantom stock
  plan......................................................    2,991     3,818     1,225
Restructuring charge incurred in the fourth quarter of 1999
  in connection with combining the operations of PRS with
  those of the Company's existing Accounts Payable
  Commercial unit...........................................    1,059        --        --
Restructuring charge incurred in the fourth quarter of 1997
  in connection European management structure...............       --        --     1,208
                                                              -------    ------    ------
                                                              $13,341    $3,818    $2,433
                                                              =======    ======    ======

     The Company effected separate acquisitions with Meridian and PRS which were each completed in August 1999 and each accounted for as a pooling-of-interests. As required under generally accepted accounting principles governing pooling-of-interests accounting, acquisition-related expenses incurred by the Company, Meridian, PRS and the respective shareholders of Meridian and PRS have been aggregated and charged to current operations in 1999. These expenses principally included investment banking fees and legal and accounting fees. Substantially all of these expenses were paid during the third and fourth quarters of 1999.

     Meridian established a phantom stock plan in 1996 whereby participants were entitled to receive the subsequent appreciation in the value of Meridian's shares in direct proportion to the number of phantom shares assigned to each individual. No actual shares of Meridian stock were granted or issued to participants. Subsequent appreciation in value of the phantom shares was charged to operations as incurred, and was payable in cash upon the occurrence of certain specified events such as a sale of Meridian. The phantom stock plan was terminated upon the Company's purchase of Meridian, and participants will be paid their respective proceeds pursuant to a schedule of periodic payments which conclude with a final installment in January 2001.

     The Company combined the operations of PRS with its existing Accounts Payable Commercial Division in the fourth quarter of 1999 and incurred a charge to operations of $1.1 million to provide for certain employee severance payments and the costs of closing duplicative or unnecessary office facilities. Substantially all of this $1.1 million was reflected as an accrued liability as of December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 29, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Consolidated Financial Statements.

          For the following consolidated financial information included herein, see Index on Page 27:

            Independent Auditors' Reports...............................  28,29,30
            Consolidated Statements of Operations for the Years ended
              December 31, 1999, 1998 and 1997..........................     31
            Consolidated Balance Sheets as of December 31, 1999 and
              1998......................................................     32
            Consolidated Statements of Shareholders' Equity (Deficit)
              for the Years ended December 31, 1999, 1998 and 1997......     33
            Consolidated Statements of Cash Flows for the Years ended
              December 31, 1999, 1998 and 1997..........................     34
            Notes to Consolidated Financial Statements..................     35

     (b) All financial statement schedules are omitted for the reason that they are either not applicable or not required or because the information is contained in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K

     None.

     (d) Exhibits

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
   **2.1    --   Stock Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, Robert Beck & Associates, Inc., and the
                 shareholders of Robert Beck & Associates, Inc. (incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K filed
                 November 10, 1998).
   **2.2    --   Stock Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, Taylor, Blackburn & Associates, Inc., and
                 the shareholders of Taylor, Blackburn & Associates, Inc.
                 (incorporated by reference to Exhibit 2.2 to Registrant's
                 Form 8-K filed November 10, 1998).
   **2.3    --   Stock Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, John E. Flatley & Associates, Inc., and
                 the shareholder of John E. Flatley & Associates, Inc.
                 (incorporated by reference to Exhibit 2.3 to Registrant's
                 Form 8-K filed November 10, 1998).
   **2.4    --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and Vincent Creadon, a sole
                 proprietorship. (incorporated by reference to Exhibit 2.4 to
                 Registrant's Form 8-K filed November 10, 1998).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
   **2.5    --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and John H. Cavins, a sole
                 proprietorship. (incorporated by reference to Exhibit 2.5 to
                 Registrant's Form 8-K filed November 10, 1998).
   **2.6    --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, RBA Audits, Inc., and the shareholders of
                 RBA Audits, Inc. (incorporated by reference to Exhibit 2.6 to Registrant's Form 8-K filed November 10, 1998).
   **2.7    --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and John M. Kirkeide, a sole
                 proprietorship. (incorporated by reference to Exhibit 2.7 to
                 Registrant's Form 8-K filed November 10, 1998).
   **2.8    --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, and Robert N. Beck, Jr., a sole
                 proprietorship. (incorporated by reference to Exhibit 2.8 to
                 Registrant's Form 8-K filed November 10, 1998).
   **2.9    --   Asset Purchase Agreement dated as of October 29, 1998 among the Company, PRGI, Savant Consulting, L.L.C., and the
                 members of Savant Consulting, L.L.C. (incorporated by
                 reference to Exhibit 2.9 to Registrant's Form 8-K filed
                 November 10, 1998).
   **2.10   --   Representations, Covenants and Indemnification Agreement.
                 (incorporated by reference to Exhibit 2.10 to Registrant's
                 Form 8-K filed November 10, 1998).
    *2.11   --   Asset Purchase Agreement dated as of July 31, 1998 among the
                 Company, The Profit Recovery Group International I, Inc.,
                 Loder, Drew & Associates, Inc., Ronald K. Loder and H.
                 Richard Byrne. (incorporated by reference to Exhibit 2.1 to
                 Registrant's Form 8-K filed August 12, 1998).
   **2.12   --   Share Purchase Agreement dated as of August 19, 1999 among the Registrant, the Vendors and Mr. Nathan Kirsh
                 (incorporated by reference to Exhibit 2.1 to the
                 Registrant's Current Report on Form 8-K filed on September
                 2, 1999).
     3.1    --   Restated Articles of Incorporation of the Registrant.
     3.2    --   Bylaws of the Registrant (incorporated by reference to
                 Exhibit 3.2 to Registrant's March 26, 1996 registration
                 statement number 333-1086 on Form S-1).
     4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
     4.2    --   See Articles of Incorporation and Bylaws of the Registrant,
                 filed as Exhibits 3.1 and 3.2, respectively.
 ***10.1    --   Letter Agreement dated May 25, 1995 between Wal-Mart Stores,
                 Inc. and Registrant (incorporated by reference to Exhibit
                 10.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
    10.2    --   1996 Stock Option Plan dated as of January 25, 1996,
                 together with Forms of Non-qualified Stock Option Agreement
                 (incorporated by reference to Exhibit 10.2 to Registrant's
                 March 26, 1996 registration statement number 333-1086 on
                 Form S-1).
    10.3    --   The Profit Recovery Group International I, Inc., 401(K) Plan
                 (incorporated by reference to Exhibit 10.3 to Registrant's
                 March 26, 1996 registration statement number 333-1086 on
                 Form S-1).
    10.4    --   Form of Employment Agreement dated March 20, 1996 between
                 Registrant and John M. Cook (incorporated by reference to
                 Exhibit 10.4 to Registrant's March 26, 1996 registration
                 statement number 333-1086 on Form S-1).
    10.5    --   Form of Employment Agreement dated March 20, 1996 between
                 Registrant and John M. Toma (incorporated by reference to
                 Exhibit 10.5 to Registrant's March 26, 1996 registration
                 statement number 333-1086 on Form S-1).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
    10.6    --   Form of Employment Agreement dated March 20, 1996 between
                 Registrant and Donald E. Ellis, Jr. (incorporated by
                 reference to Exhibit 10.8 to Registrant's March 26, 1996
                 registration statement number 333-1086 on Form S-1).
    10.7    --   Form of Consulting Agreement dated January 1, 1996 between
                 The Profit Recovery Group International I, Inc. and SBC
                 Financial Corporation, Jonathan Golden, P.C. and Berkshire
                 Partners (incorporated by reference to Exhibit 10.9 to
                 Registrant's March 26, 1996 registration statement number
                 333-1086 on Form S-1).
    10.8    --   Form of Indemnification Agreement between the Registrant and the Directors and certain officers of the Registrant
                 (incorporated by reference to Exhibit 10.10 to Registrant's
                 March 26, 1996 registration statement number 333-1086 on
                 Form S-1).
    10.9    --   First Amendment dated March 7, 1997 to Employment Agreement between Registrant and John M. Cook (incorporated by
                 reference to Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 1996).
    10.10   --   The Profit Recovery Group International, Inc. Employee Stock
                 Purchase Plan (incorporated by reference to Exhibit "A" to
                 Registrant's proxy statement dated April 15, 1997, which was issued in connection with Registrant's 1997 Annual Meeting of Shareholders).
    10.11   --   Second Amendment to Employment Agreement dated September 17,
                 1997 between The Profit Recovery Group International I, Inc.
                 and John M. Cook (incorporated by reference to Exhibit 10.3 to Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1997).
    10.12   --   Employment Agreement dated October 17, 1997 between The
                 Profit Recovery Group International I, Inc. and Michael A.
                 Lustig (incorporated by reference to Exhibit 10.4 to
                 Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1997).
    10.13   --   Compensation Agreement dated October 17, 1997 between The
                 Profit Recovery Group International I, Inc. and Michael A.
                 Lustig (incorporated by reference to Exhibit 10.5 to
                 Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1997).
    10.14   --   Lease Agreement dated January 30, 1998 between Wildwood
                 Associates and The Profit Recovery Group International I,
                 Inc. (incorporated by reference to Exhibit 10.30 to
                 Registrant's Form 10-K for the year ended December 31,
                 1997).
****10.15   --   Services Agreement dated April 7, 1993 between Registrant
                 and Kmart Corporation as amended by Addendum dated January
                 28, 1997 (incorporated by reference to Exhibit 10.31 to
                 Registrant's Form 10-K for the year ended December 31,
                 1997).
    10.16   --   Employment Agreement dated August 26, 1996 between
                 Registrant and Tony G. Mills; Compensation Agreement dated
                 August 26, 1996 between Registrant and Mr. Mills; and
                 description of 1998 compensation arrangement between
                 Registrant and Mr. Mills (incorporated by reference to
                 Exhibit 10.32 to Registrant's Form 10-K for the year ended
                 December 31, 1997).
    10.17   --   Sublease dated October 29, 1993, between The Profit Recovery
                 Group I, Inc. and International Business Machines
                 Corporation (incorporated by reference to Exhibit 10.15 to
                 Registrant's March 26, 1996 registration statement number
                 333-1086 on Form S-1).
    10.18   --   Employment Agreement dated August 23, 1996 between
                 Registrant and David A. Brookmire; Compensation Agreement
                 dated August 23, 1996 between Registrant and Mr. Brookmire;
                 and description of 1998 compensation arrangement between
                 Registrant and Mr. Brookmire (incorporated by reference to
                 Exhibit 10.33 to Registrant's Form 10-K for the year ended
                 December 31, 1997).
    10.19   --   Description of 1998-2002 compensation arrangement between
                 Registrant and John M. Cook (incorporated by reference to
                 Exhibit 10.34 to Registrant's Form 10-K for the year ended
                 December 31, 1997).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
    10.20   --   Description of 1998 compensation arrangement between
                 Registrant and John M. Toma (incorporated by reference to
                 Exhibit 10.35 to Registrant's Form 10-K for the year ended
                 December 31, 1997).
    10.21   --   Description of 1998 compensation arrangement between
                 Registrant and Michael A. Lustig (incorporated by reference to Exhibit 10.36 to Registrant's Form 10-K for the year
                 ended December 31, 1997).
    10.22   --   Description of 1998 compensation arrangement between
                 Registrant and Donald E. Ellis, Jr. (incorporated by
                 reference to Exhibit 10.37 to Registrant's Form 10-K for the year ended December 31, 1997).
    10.23   --   Employment Agreement between Registrant and Robert G.
                 Kramer; Compensation Agreement between Registrant and Mr.
                 Kramer; description of 1998 compensation arrangement between
                 Registrant and Mr. Kramer (incorporated by reference to
                 Exhibit 10.38 to Registrant's Form 10-K for the year ended
                 December 31, 1997).
    10.24   --   Employment Arrangement between Registrant and Clinton
                 McKellar, Jr.; Compensation Arrangement between Registrant and Mr. McKellar; description of 1998 compensation
                 arrangement between Registrant and Mr. McKellar
                 (incorporated by reference to Exhibit 10.39 to Registrant's
                 Form 10-K for the year ended December 31, 1997).
    10.25   --   Syndication Amendment and Assignment dated as of September
                 17, 1998 by and among the Registrant, certain of
                 subsidiaries of the Registrant and various banking
                 institutions; Credit Agreement dated as of July 29, 1998
                 among the Registrant, certain subsidiaries of the Registrant and various banking institutions (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
    10.26   --   Sublease agreement dated June 1, 1998, by and between
                 Electrolux, LLC and a subsidiary of the Registrant
                 (incorporated by reference to Exhibit 10.2 to Registrant's
                 Form 10-Q for the quarterly period ended September 30,
                 1998).
    10.27   --   Sub-Sublease agreement dated August 19, 1998 by and between a subsidiary of the Registrant and Manhattan Associates,
                 Inc. (incorporated by reference to Exhibit 10.2 to
                 Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1998).
    10.28   --   Lease agreement dated July 17, 1998 by and between Wildwood
                 Associates and a subsidiary of the Registrant. (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
    10.29   --   The Profit Recovery Group International, Inc. Stock
                 Incentive Plan. (incorporated by reference to Exhibit 10.5 to Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1998).
    10.30   --   Description of The Profit Recovery Group International, Inc.
                 Executive Incentive Plan. (incorporated by reference to
                 Exhibit 10.6 to Registrant's Form 10-Q for the quarterly
                 period ended September 30, 1998).
    10.31   --   Registration Rights Agreement among the Registrant and the
                 Vendors dated August 19, 1999 (incorporated by reference to
                 Exhibit 2.1 to the Registrant's Current Report on Form 8-K
                 filed on September 2, 1999).
    10.32   --   Description of Compensation Arrangement between Mr. Scott L.
                 Colabuono and Registrant.
    21.1    --   Subsidiaries of the Registrant.
    23.1    --   Consent of KPMG LLP.
    23.2    --   Consent of ERNST & YOUNG Entrepreneurs.
    27.1    --   Financial Data Schedule -- 1999 (for SEC use only).

 EXHIBIT
 NUMBER                                  DESCRIPTION
 -------                                 -----------
    27.2    --   Restated Financial Data Schedule -- 1998 (for SEC use only;
                 restated to reflect 1999 acquisitions accounted for as
                 poolings-of-interest).
    27.3    --   Restated Financial Data Schedule -- 1997 (for SEC use only;
                 restated to reflect 1999 acquisitions accounted for as
                 poolings-of-interest).

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

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

March 30, 2000                            By:       /s/ JOHN M. COOK
                                            ------------------------------------
                                                        John M. Cook
                                                   Chairman of the Board
                                                and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JOHN M. COOK                       Chairman of the Board and      March 30, 2000
-----------------------------------------------------      Chief Executive Officer
                    John M. Cook                           (Principal Executive
                                                           Officer)

               /s/ SCOTT L. COLABUONO                    Executive Vice President --    March 30, 2000
-----------------------------------------------------      Finance, Treasurer and
                 Scott L. Colabuono                        Chief Financial Officer
                                                           (Principal Financial
                                                           Officer)

                /s/ MICHAEL R. MELTON                    Vice President -- Finance      March 30, 2000
-----------------------------------------------------      (Principal Accounting
                  Michael R. Melton                        Officer)

                /s/ STANLEY B. COHEN                     Director                       March 30, 2000
-----------------------------------------------------
                  Stanley B. Cohen

                /s/ MARC S. EISENBERG                    Director                       March 30, 2000
-----------------------------------------------------
                  Marc S. Eisenberg

                 /s/ JONATHAN GOLDEN                     Director                       March 30, 2000
-----------------------------------------------------
                   Jonathan Golden

                /s/ GARTH H. GREIMANN                    Director                       March 30, 2000
-----------------------------------------------------
                  Garth H. Greimann

               /s/ FRED W.I. LACHOTZKI                   Director                       March 30, 2000
-----------------------------------------------------
                 Fred W.I. Lachotzki

                 /s/ RONALD K. LODER                     Director                       March 30, 2000
-----------------------------------------------------
                   Ronald K. Loder

                 /s/ E. JAMES LOWREY                     Director                       March 30, 2000
-----------------------------------------------------
                   E. James Lowrey

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ MICHAEL A. LUSTIG                    Director                       March 30, 2000
-----------------------------------------------------
                  Michael A. Lustig

               /s/ THOMAS S. ROBERTSON                   Director                       March 30, 2000
-----------------------------------------------------
                 Thomas S. Robertson

                  /s/ JOHN M. TOMA                       Vice Chairman and Director     March 30, 2000
-----------------------------------------------------
                    John M. Toma

                 /s/ JACKIE M. WARD                      Director                       March 30, 2000
-----------------------------------------------------
                   Jackie M. Ward