Form 10-Q
period 2000-03-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2000-05-12
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                               OR
     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (770)779-3900

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

     Common shares of the registrant outstanding at April 30, 2000 were 49,587,138.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements................................      1
            Condensed Consolidated Statements of Operations for the         1
               Three Months Ended March 31, 2000 and 1999.............
            Condensed Consolidated Balance Sheets as of March 31, 2000      2
               and December 31, 1999..................................
            Condensed Consolidated Statements of Cash Flows for the         3
               Three Months Ended March 31, 2000 and 1999.............
            Notes to Condensed Consolidated Financial Statements......      4
          Item 2. Management's Discussion and Analysis of Financial        11
          Condition and Results of Operations.........................
          Item 3. Quantitative and Qualitative Disclosures About           15
                  Market Risk.........................................
PART II.  Other Information
          Item 1. Legal Proceedings...................................     16
          Item 2. Changes in Securities and Use of Proceeds...........     16
          Item 3. Defaults Upon Senior Securities.....................     16
          Item 4. Submission of Matters to a Vote of Security              16
          Holders.....................................................
          Item 5. Other Information...................................     16
          Item 6. Exhibits and Reports on Form 8-K....................     16
Signatures............................................................     17

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Revenues....................................................  $ 81,829   $ 64,437
Cost of revenues............................................    45,738     38,038
Selling, general and administrative expenses................    31,282     22,873
Business acquisition expenses (Note I)......................        --      1,495
                                                              --------   --------
  Operating income..........................................     4,809      2,031
Interest expense, net.......................................    (1,550)    (1,414)
                                                              --------   --------
  Earnings before income taxes, minority interest and
     cumulative effect of accounting change.................     3,259        617
Income taxes................................................     1,214      1,386
                                                              --------   --------
  Earnings (loss) before minority interest and cumulative
     effect of accounting change............................     2,045       (769)
Minority interest in earnings of consolidated
  subsidiaries..............................................        --        (77)
                                                              --------   --------
  Earnings (loss) before cumulative effect of accounting
     change.................................................     2,045       (846)
Cumulative effect of accounting change (Note H).............        --    (29,195)
                                                              --------   --------
  Net earnings (loss).......................................  $  2,045   $(30,041)
                                                              ========   ========
Basic earnings (loss) per share (Notes B and E):
  Earnings (loss) before cumulative effect of accounting
     change.................................................  $   0.04   $  (0.02)
  Cumulative effect of accounting change....................        --      (0.63)
                                                              --------   --------
  Net earnings (loss).......................................  $   0.04   $  (0.65)
                                                              ========   ========
Diluted earnings (loss) per share (Notes B and E):
  Earnings (loss) before cumulative effect of accounting
     change.................................................  $   0.04   $  (0.02)
  Cumulative effect of accounting change....................        --      (0.63)
                                                              --------   --------
  Net earnings (loss).......................................  $   0.04   $  (0.65)
                                                              ========   ========
Weighted-average shares outstanding (Notes B and E):
  Basic.....................................................    49,433     45,966
                                                              ========   ========
  Diluted...................................................    50,942     45,966
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................    $ 37,312      $ 39,260
  Receivables:
    Contract receivables....................................      70,726        70,038
    Employee advances.......................................       9,289         9,035
                                                                --------      --------
         Total receivables..................................      80,015        79,073
                                                                --------      --------
  Funds held for payment of client payables.................      19,485        16,901
  Retained interest in receivables sold.....................       3,095         3,304
  Prepaid expenses and other current assets.................       6,969         6,039
  Deferred income taxes.....................................       5,814         5,814
                                                                --------      --------
         Total current assets...............................     152,690       150,391
                                                                --------      --------
Property and equipment:
  Computer and other equipment..............................      50,746        48,958
  Furniture and fixtures....................................       5,706         5,584
  Land and buildings........................................       1,360         1,412
  Leasehold improvements....................................       6,705         6,016
                                                                --------      --------
                                                                  64,517        61,970
  Less accumulated depreciation and amortization............      30,038        26,652
                                                                --------      --------
         Property and equipment, net........................      34,479        35,318
                                                                --------      --------
Noncompete agreements, less accumulated amortization........       1,908         1,711
Deferred loan costs, less accumulated amortization..........       1,406         1,492
Goodwill, less accumulated amortization.....................     324,562       327,386
Deferred income taxes.......................................       5,414         5,751
Other assets................................................       1,227           873
                                                                --------      --------
                                                                $521,686      $522,922
                                                                ========      ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................    $  2,335      $  3,326
  Current installments of long-term debt....................       1,062         1,014
  Obligation for client payables............................      19,485        16,901
  Accounts payable and accrued expenses.....................      18,325        17,617
  Accrued business acquisition consideration (Note G).......       2,000        45,000
  Accrued payroll and related expenses......................      31,589        42,049
  Deferred tax recovery audit revenue.......................       1,512         1,744
                                                                --------      --------
         Total current liabilities..........................      76,308       127,651
Long-term debt, excluding current installments..............     143,297        95,294
Deferred compensation.......................................       4,963         4,656
Other long-term liabilities.................................       1,944         2,821
                                                                --------      --------
         Total liabilities..................................     226,512       230,422
                                                                --------      --------
Shareholders' equity (Note E):
  Preferred stock, no par value. Authorized and unissued
    1,000,000 shares........................................          --            --
  Common stock, no par value; stated value $.001 per share.
    Authorized 200,000,000 shares; issued and outstanding
     49,565,638 shares at March 31, 2000 and 49,363,044
     shares at December 31, 1999............................          49            49
  Additional paid-in capital................................     306,334       302,455
  Retained earnings (accumulated deficit)...................       1,138          (907)
  Accumulated other comprehensive loss......................     (12,347)       (9,097)
                                                                --------      --------
         Total shareholders' equity.........................     295,174       292,500
                                                                --------      --------
Commitments and contingencies (Note G)
                                                                $521,686      $522,922
                                                                ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $  2,045    $(30,041)
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
    Cumulative effect of accounting change..................        --      29,195
    Depreciation and amortization...........................     7,428       5,524
    Minority interest in earnings of consolidated
     subsidiaries...........................................        --          77
    Interest accrued on shareholder loans...................        --         334
    Deferred compensation...................................       306         189
    Deferred income taxes...................................       337        (606)
    Foreign translation adjustments.........................        28          --
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Receivables...........................................      (485)        892
      Prepaid expenses and other current assets.............      (721)        896
      Other assets..........................................      (623)       (510)
      Accounts payable and accrued expenses.................       557      (5,113)
      Accrued payroll and related expenses..................   (10,460)     (4,710)
      Deferred tax recovery audit revenue...................      (232)        (59)
      Other long-term liabilities...........................      (877)       (559)
                                                              --------    --------
         Net cash used in operating activities..............    (2,697)     (4,491)
                                                              --------    --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (2,525)     (5,193)
  Acquisitions of businesses (net of cash acquired) (Note
    G)......................................................   (46,925)    (30,477)
                                                              --------    --------
         Net cash used in investing activities..............   (49,450)    (35,670)
                                                              --------    --------
Cash flows from financing activities:
  Net decrease in note payable to bank......................      (991)     (1,707)
  Proceeds from issuance of long-term debt..................    48,051      41,933
  Repayments of long-term debt..............................        --     (96,526)
  Proceeds from shareholder loans...........................        --       1,479
  Net proceeds from issuance of common stock................     3,139      95,023
                                                              --------    --------
         Net cash provided by financing activities..........    50,199      40,202
                                                              --------    --------
         Net change in cash and cash equivalents............    (1,948)         41
Cash and cash equivalents at beginning of period............    39,260      30,266
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 37,312    $ 30,307
                                                              ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $  1,515    $  1,056
                                                              ========    ========
  Cash paid during the period for income taxes..............  $  3,301    $    631
                                                              ========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  During the three months ended March 31, 2000, the Company
    purchased the net operating assets of certain companies
    and made payments for further purchase consideration
    related to two previously acquired companies. In
    conjunction with the acquisitions, the Company assumed
    liabilities as follows:
      Fair value of assets acquired.........................  $ 47,802    $     --
      Cash paid for the acquisitions (net of cash
       acquired)............................................   (46,925)         --
      Fair value of shares issued for the acquisitions......      (725)         --
                                                              --------    --------
         Liabilities assumed................................  $    152    $     --
                                                              ========    ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

     As indicated in Note H, the Company made the decision in the second quarter of 1999 to recognize revenue when it invoices clients for its fee, retroactive to January 1, 1999. In accordance with the applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 have not been restated.

      During August 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian") and PRS International, Ltd. ("PRS"). Both of these acquisitions have been accounted for as poolings-of-interests. Accordingly, the accompanying Condensed Consolidated Financial Statements have been retroactively restated, as required under generally accepted accounting principles, to include the operations of Meridian and PRS.

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

     Certain reclassifications have been made to the 1999 amounts to conform to the presentation in 2000.

NOTE B -- EARNINGS PER SHARE

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three month periods ended March 31, 2000 and 1999 (in thousands, except for earnings (loss) per share information):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Numerator for both basic earnings (loss) per share and
  diluted earnings (loss) per share:
  Earnings (loss) before cumulative effect of accounting
     change.................................................  $ 2,045   $   (846)
  Cumulative effect of accounting change....................       --    (29,195)
                                                              -------   --------
          Net earnings (loss)...............................  $ 2,045   $(30,041)
                                                              =======   ========
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares outstanding...........   49,433     45,966
  Effect of dilutive securities.............................    1,509         --
                                                              -------   --------
  Denominator for diluted earnings (loss) per share.........   50,942     45,966
                                                              =======   ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2000       1999
                                                              -------   --------
Basic earnings (loss) per share:
  Earnings (loss) before cumulative effect of accounting
     change.................................................  $  0.04   $  (0.02)
  Cumulative effect of accounting change....................       --      (0.63)
                                                              -------   --------
          Net earnings (loss)...............................  $  0.04   $  (0.65)
                                                              =======   ========
Diluted earnings (loss) per share:
  Earnings (loss) before cumulative effect of accounting
     change.................................................  $  0.04   $  (0.02)
  Cumulative effect of accounting change....................       --      (0.63)
                                                              -------   --------
          Net earnings (loss)...............................  $  0.04   $  (0.65)
                                                              =======   ========

NOTE C -- COMPREHENSIVE INCOME (LOSS)

      The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 2000 and 1999, the Company's consolidated comprehensive loss was $(1.2) million and $(32.5) million, respectively. The difference between consolidated comprehensive loss, as disclosed here, and traditionally-determined consolidated net earnings
(loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

      Cash equivalents at December 31, 1999 included $5.1 million of temporary investments held at a French bank by certain of the Company's French subsidiaries. Additionally, as of March 31, 2000, the Company's UK and Canadian subsidiaries held cash equivalents of approximately $1.4 million each in temporary investments with local banks.

     From time to time, the Company invests excess cash in reverse repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future reverse repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent of up to or exceeding the reverse repurchase agreement amount. No such reverse purchase agreements were outstanding at March 31, 2000, or December 31, 1999.

NOTE E -- SHAREHOLDERS' EQUITY

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

     On January 8, 1999, the Company sold 4.1 million newly issued shares of its common stock and certain selling shareholders sold an additional 1.2 million outstanding shares in an underwritten follow-on offering. The offering was priced at $22.67 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on January 13, 1999. The net proceeds from the 4.1 million shares sold by the Company, combined with the net proceeds from an additional 286,500 shares subsequently sold by the Company in late January 1999 upon exercise by the underwriting syndicate of their over-allotment option, were applied to reduce outstanding borrowings under the Company's $200.0 million

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES bank credit facility. Additionally, 501,000 shares were sold in late January 1999 by certain selling shareholders in connection with the over-allotment option. The Company received no proceeds from the sale of such shares.

     Although the Company has issued no preferred stock through March 31, 2000, and has no present intentions to issue any preferred stock, such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further votes or action by the shareholders.

NOTE F -- OPERATING SEGMENTS AND RELATED INFORMATION

     The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which specifies the methodology by which the Company reports information about its operating segments and requires limited interim period reporting.

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

     Freight Services consist primarily of various businesses acquired by the Company since 1997, which audit freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, truck freight, rail freight and overnight freight. This operating segment serves primarily businesses located in the United States.

     Taxation Services consist primarily of various European businesses acquired by the Company since 1997 which audit tax-related disbursements to identify and recover overpayments (primarily within France), obtain refunds of European value added taxes ("VAT") for clients located in many parts of the world, and assist business entities throughout Europe in securing available grants.

     Facilities Services consist primarily of various businesses acquired by the Company since 1999, which provide telecommunications auditing, custom application development, and advisory services. Areas of current specialization for advisory services include projects requiring secure Internet-based transaction processing and facilities management. This operating segment serves primarily businesses located in the United States.

     The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Segment information for the quarters ended March 31, 2000 and 1999 follows (in thousands):

                                                    ACCOUNTS
                                                    PAYABLE    FREIGHT    TAXATION   FACILITIES
                                                    SERVICES   SERVICES   SERVICES    SERVICES     TOTAL
                                                    --------   --------   --------   ----------   -------
Three months ended March 31, 2000
  Revenues........................................  $59,086     $6,160    $13,325      $3,258     $81,829
  Operating income (loss).........................    5,733        726     (1,182)       (468)      4,809
Three months ended March 31, 1999
  Revenues........................................  $51,171     $3,765    $ 9,250      $  251     $64,437
  Operating income (loss).........................    3,185      1,900     (3,196)        142       2,031

NOTE G -- ACQUISITIONS

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder Drew & Associates, Inc. ("Loder Drew") a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase with initial consideration of $70.0 million in cash and 1.2 million restricted, unregistered shares of the Company's common stock valued at $11.05 per share. Additionally, the prior owners of Loder Drew received further purchase price consideration in March 1999 of $30.0 million in cash based on the financial performance of Loder Drew for the six month period ended December 31, 1998, and received purchase price consideration of $40.0 million in cash in the first quarter of 2000 based on the financial performance of Loder Drew for the year ending December 31, 1999. This acquisition resulted in goodwill of $153.6 million, which is being amortized over 25 years using the straight-line method.

     On April 1, 1999, the Company acquired substantially all the assets and assumed certain liabilities of Payment Technologies, Inc. d/b/a PayTech ("PayTech"), a Georgia-based firm in the business of handling freight data, auditing freight bills and other related services. The transaction was accounted for as a purchase, with consideration of $4.9 million in cash and 228,798 restricted, unregistered shares of the Company's common stock valued at $15.37 per share. The acquisition resulted in goodwill of $8.5 million, which is being amortized over 25 years using the straight-line method.

     On June 14, 1999, the Company acquired the net assets of Invoice and Tariff Management Group, LLC ("ITMG"), a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $10.9 million in cash and 353,310 restricted, unregistered shares of the Company's common stock valued at $17.83 per share. The former owners of ITMG are also entitled to receive additional purchase price consideration of $5.0 million in cash, (of which $3.0 million has been paid) based upon the financial performance of ITMG for the period from acquisition date through December 31, 1999, and are eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31, 2000. This acquisition resulted in goodwill of $23.0 million, which is being amortized over 30 years using the straight-line method.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The consolidated financial statements for periods prior to the acquisitions of Meridian and PRS have been restated to include the accounts and results of operations of Meridian and PRS. The results of operations previously reported by the separate enterprises and the combined amounts included in the accompanying condensed consolidated financial statements for the three months ended March 31, 1999 are summarized below:

                                                                         NET EARNINGS
                                                              REVENUES      (LOSS)
                                                              --------   ------------
The Profit Recovery Group International, Inc................  $56,615      $(27,084)
Meridian VAT Corporation Limited............................    3,277        (3,907)
PRS International, Ltd......................................    4,545           950
                                                              -------      --------
          Combined..........................................  $64,437      $(30,041)
                                                              =======      ========

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, "Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders will also be eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 89.0 million French Francs (approximately $13.0 million at March 31, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. The acquisition resulted in goodwill of $29.1 million, which is being amortized over 20 years using the straight-line method.

     On December 3, 1999, the Company acquired all outstanding shares of Freight Rate Services, Inc. ("FRS"), a freight auditing and consulting firm based in Missouri. The transaction was accounted for as a purchase, with consideration of $1.3 million in cash and 60,223 restricted, unregistered shares of the Company's common stock valued at $21.47 per share. The acquisition resulted in goodwill of $2.7 million, which is being amortized over 25 years using the straight-line method.

     On December 16, 1999, the Company acquired substantially all net assets of Integrated Systems Consultants, Inc. ("ISC"), a custom application development, consulting and system integration firm located in Atlanta, Georgia. The transaction was accounted for as a purchase, with consideration of $3.0 million in cash and 77,569 restricted, unregistered shares of the Company's common stock valued at $20.37 per share. The acquisition resulted in goodwill of $4.2 million, which is being amortized over 20 years using the straight-line method.

     On December 28, 1999, the Company acquired the 49% minority ownership interests in two Meridian operating subsidiaries which were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. The transaction was accounted for as a purchase, with consideration of $6.0 million in cash and 158,178 restricted, unregistered shares of the Company's common stock valued at $12.74 per share. The acquisition resulted in goodwill of $8.8 million, which is being amortized over 20 years using the straight-line method.

     On March 23, 2000, the Company acquired substantially all the assets and assumed certain liabilities of The Right Answer, Inc., a Georgia Corporation. The transaction was accounted for as a purchase, with

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES consideration of $3.9 million in cash and 54,379 restricted, unregistered shares of the Company's common stock valued at $13.33 per share. The acquisition resulted in goodwill of $4.4 million, which is being amortized over 20 years using the straight-line method.

NOTE H -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company made the decision at the conclusion of the second quarter of 1999 to recognize revenue on all of its then existing operations when it invoices clients for its fee. Generally accepted accounting principles required that this change be implemented retroactively to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting of retailers, wholesale distributors and governmental agencies) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in an accounting principle. The cumulative effect of the accounting change was derived as follows (in thousands):

Unbilled contract receivables at December 31, 1998, as
  adjusted..................................................  $ 69,432
Less: auditor payroll accrual at December 31, 1998,
  associated with unbilled contract receivables.............   (21,564)
                                                              --------
Subtotal....................................................    47,868
Less: related income tax effect at 39.0%....................   (18,673)
                                                              --------
Cumulative effect of accounting change......................  $ 29,195
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

     In addition to contractual provisions, most clients also establish specific procedural guidelines which the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as credits

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES against outstanding payables or future purchases from the vendors involved. The Company then invoices its clients for a contractually stipulated percentage of amounts recovered.

Invoice basis of revenue recognition

     For all recovery audit operations, except those that secure refunds from governmental entities under narrowly defined circumstances, the Company recognizes revenues when it invoices clients for its fee.

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

     As of March 31, 2000, the only unit of the Company utilizing the submitted claims method of revenue recognition was Meridian.

NOTE I -- BUSINESS ACQUISITION EXPENSE

     Business acquisition expenses of $1,495 (in thousands) for the three months ended March 31, 1999 consisted of expenses incurred by Meridian with respect to its phantom stock plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included elsewhere herein.

OVERVIEW

     The Company is a leading provider of accounts payable and other recovery audit services to large and mid-size businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include but are not limited to retailers, manufacturers, wholesale distributors, technology companies and healthcare providers.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Financial Statements of Operations for the periods indicated:

                                                               THREE MONTHS
                                                                  ENDED
                                                                MARCH 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Revenues....................................................  100.0%   100.0%
Cost of revenues............................................   55.9     59.0
Selling, general and administrative expenses................   38.2     35.5
Business acquisition expenses...............................     --      2.3
                                                              -----    -----
  Operating income..........................................    5.9      3.2
Interest expense, net.......................................   (1.9)    (2.2)
                                                              -----    -----
  Earnings before income taxes, minority interest and
     cumulative effect of accounting change.................    4.0      1.0
Income taxes................................................    1.5      2.2
                                                              -----    -----
  Earnings (loss) before minority interest and cumulative
     effect of accounting change............................    2.5     (1.2)
Minority interest in earnings of consolidated
  subsidiaries..............................................     --     (0.1)
                                                              -----    -----
  Earnings (loss) before cumulative effect of accounting
     change.................................................    2.5     (1.3)
Cumulative effect of accounting change......................     --    (45.3)
                                                              -----    -----
  Net earnings (loss).......................................    2.5%   (46.6)%
                                                              =====    =====

Three Month Period Ended March 31, 2000 Compared to Corresponding Period of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients. The Company's services and operations are currently grouped into four distinct operating segments: Accounts Payable; Freight; Taxation; and Facilities (see Note F to Condensed Consolidated Financial Statements). Revenues increased 27.0% to $81.8 million for the first quarter of 2000, up from $64.4 million in the first quarter of 1999.

     Domestic revenues were $55.0 million in the first quarter of 2000, up 16.3% from $47.3 million in the first quarter of 1999. This increase was due to an expanding new client base, growth through acquisitions and increased sales to existing clients.

     International revenues were $26.8 million in the first quarter of 2000, up 56.7% from $17.1 million in the first quarter of 1999. Most of this increase related to the Company's European operations.

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. Recent business acquisitions are not expected to affect this trend.

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also, included in cost of revenues are other direct costs incurred by these personnel including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies, and clerical assistance. Cost of revenues was 55.9% of revenues for the first quarter of 2000, down from 59.0% in the comparable quarter of 1999.

     Domestically, cost of revenues as a percentage of revenues was 54.3% in the first quarter of 2000, up from 53.6% during the corresponding quarter of 1999. Internationally, cost of revenues as a percentage of revenues decreased to 59.1% in 2000, down from 74.2% in 1999. The 2000 improvements worldwide related principally to auditor compensation programs being migrated from a fixed rate salary structure to a variable rate commission plan which is based upon the level of sales activity and the impact of operational improvements in the Meridian VAT division.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased to 38.2% in the first quarter of 2000, up from 35.5% in the comparable period of 1999. The year over year increase in selling, general and administrative expense as a percentage of revenue is primarily due to the negative effect of the French tax worker's strike upon the Company's Taxation Services first quarter 2000 revenue and a slightly increased level of reserves for accounts receivable.

     Operating Income. Operating income increased 136.8% to $4.8 million in the first quarter of 2000, up from $2.0 million in the first quarter of 1999. As a percentage of revenues, operating income increased to 5.9% in the first quarter of 2000, up from 3.2% in the first quarter of 1999. The most significant factor impacting operating income as a percentage of revenues was the business acquisition expense related to Meridian VAT Corporation Limited. This expense totaled 2.3% of revenues in the first quarter of 1999. Other components of the change have been discussed above.

     Interest Expense, Net. The Company incurred net interest expense of approximately $1.6 million in the first quarter of 2000, up slightly from net interest expense of $1.4 million in the first quarter of 1999. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The year over year increase in interest expense is primarily due to increased borrowing levels resulting from the cumulative impact of the acquisitions completed since the first quarter of 1999.

     The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires. Without these acquisitions, the Company's need for bank borrowings would be minimal.

     Earnings (Loss) Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. Earnings before income taxes, minority interest and cumulative effect of accounting change rose 428.2% in the quarter ended March 31, 2000, compared to the first quarter of 1999. This improvement resulted from increased revenues and an improved operating margin during the 2000 period, and nonrecurring business acquisition costs incurred in the first quarter of 1999.

     Income Taxes. The provisions for income taxes for all periods presented consist of federal, state and foreign income taxes at a composite effective rate, which was approximately 37.25% in first quarter of 2000. Rates for the first quarter of 1999 are more than 100% as a result of nondeductible business acquisition costs in pooling-of-interest transactions.

     Minority Interest in Earnings of Consolidated Subsidiaries. Minority interest in earnings of consolidated subsidiaries relates to the 49% minority ownership interests in two Meridian operating subsidiaries that were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. These minority interests were subsequently acquired by the Company in December 1999.

     Cumulative Effect of Accounting Change. As more fully described in Note H to this Form 10-Q, the Company has chosen to change its method of accounting for certain aspects of its revenue recognition retroactive to January 1, 1999. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in accounting principle.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 49.4 million during the first quarter of 2000, up 3.4 million shares from 46.0 million during the first quarter of 1999. This increase was comprised primarily of (i) unregistered shares issued by the Company in liquidation of Meridian's shareholder loans and (ii) restricted, unregistered shares issued by the Company in connection with acquisitions of various companies.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by Bank of America (formerly NationsBank, N.A). as agent for the group. In January 1999, the Company completed a public offering of its common stock. This offering provided net proceeds to the Company of $92.8 million, all of which were used to repay credit facility borrowings. As of March 31, 2000, the Company had outstanding principal borrowings of $141.1 million under this $200.0 million credit facility.

     Net cash used in operating activities was $2.7 million in the first three months of 2000 contrasted with net cash used in operating activities of $4.5 million during the corresponding period of 1999. The improvement results primarily from an increase in the sum of net earnings (loss) plus non-cash operating expenses, which is partially offset by a decrease in accrued payroll and related expenses, when compared to the same amounts in the earlier period.

     Net cash used in investing activities was $49.5 million during the first three months of 2000, up from $35.7 million during the corresponding period of 1999. The increase related primarily to higher amounts of additional purchase price consideration (earnout) paid to the former owners of two acquired businesses.

     Net cash provided by financing activities was $50.2 million during the first three months of 2000 and $40.2 million during the first three months of 1999. The net cash provided by financing activities during each of the two periods related primarily to proceeds from the Company's $200.0 million credit facility which were used to fund business acquisitions. Proceeds from a follow-on common stock offering in the first quarter of 1999 were used to temporarily reduce the amount outstanding under the credit facility. As of December 31,

1999, the Company recorded $45.0 million as accrued business acquisition consideration on its Consolidated Balance Sheet in connection with two acquired recovery audit firms. The Company borrowed $43.0 million under its credit facility in March 2000 and simultaneously paid this amount to the prior owners of ITMG and Loder Drew. The remaining consideration due to the prior owners is scheduled to be paid in 2000 and 2001. Although it is anticipated that these amounts will be paid, payment is conditional upon the achievement of certain future financial performance targets. The Company will fund these remaining contingent payouts, if any, through additional borrowing under the Company's credit facility.

     The Company expects to pay $3.5 million to the former participants in the Meridian phantom stock plan by periodic payments through January 2001. These payments are expected to be funded with cash generated from the sale of certain Meridian receivables.

     The former owners of ITMG are eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31, 2000. Additionally, the private shareholders of Groupe AP are eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 89.0 million French Francs (approximately $13.0 million at March 31, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock.

     The Company from time to time issues restricted, unregistered common stock in partial consideration for the business entities it acquires. The timing and quantity of any future securities issuances are not susceptible to estimation. Additionally, if the Company is successful in arranging for future acquisitions, which individually or collectively are large relative to the Company's size, it may need to secure additional debt or equity financing. There are no current plans to seek such financing.

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

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement, as amended by Statement of Financial Accounting Standards No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 although earlier applications is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year, which begins January 1, 2001 and does not believe that it will materially affect its reported results of operations, or financial condition upon adoption.

FORWARD-LOOKING STATEMENTS

     Statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q which look forward in time, including without limitation, (1) the Company's assessment of its obligation to pay contingent consideration to the former equity holders of ITMG and Groupe AP, (2) statements that contain projections of the Company's future results of operations or of the Company's financial condition and (3) statements regarding the adequacy of the Company's current working capital and other available sources of funds, involve risks and uncertainties and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks and uncertainties include the following:

     - future performance of the Company's ITMG and Groupe AP divisions;

     - unanticipated capital expenditures;

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

     - changes in laws and governmental regulations applicable to the Company;
       and

     - other risk factors detailed in the Company's Form 10-K for the year ended December 31, 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 22, 2000, in connection with the acquisition of The Right Answer Inc. (the "Right Answer"), the Company issued 54,379 restricted, unregistered shares of the Company's common stock to the former owners of Right Answer. The shares were issued pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.1     --  Restated Articles of Incorporation of the Registrant
                    (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31,
                    1999).
        3.2     --  Bylaws of the Registrant (incorporated by reference to
                    Exhibit 3.2 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
        4.1     --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3).
       27.1     --  Financial Data Schedule for three months ended March 31,
                    2000 (for SEC use only).
       27.2     --  Financial Data Schedule for three months ended March 31,
                    1999, as restated for poolings-of- interest and common stock split effected in the form of a stock dividend (for SEC use only).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: May 12, 2000                                                  By: /s/ SCOTT L. COLABUONO
                                                            --------------------------------------------
                                                                         Scott L. Colabuono
                                                                Executive Vice President -- Finance,
                                                               Treasurer and Chief Financial Officer
                                                                   (Principal Financial Officer)