Form 10-Q
period 2000-06-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2000-08-10
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                               OR
     [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Common shares of the registrant outstanding at July 31, 2000 were 49,707,162.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   Financial Information
          Item 1. Financial Statements................................      1
            Condensed Consolidated Statements of Operations for the
               Three and Six Month Periods Ended June 30, 2000 and
               1999...................................................      1
            Condensed Consolidated Balance Sheets as of June 30, 2000
               and December 31, 1999..................................      2
            Condensed Consolidated Statements of Cash Flows for the
               Six Month Periods Ended June 30, 2000 and 1999.........      3
            Notes to Condensed Consolidated Financial Statements......      4
          Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................     13
          Item 3. Quantitative and Qualitative Disclosures About
          Market Risk.................................................     17
PART II.  Other Information
          Item 1. Legal Proceedings...................................     17
          Item 2. Changes in Securities and Use of Proceeds...........     18
          Item 3. Defaults Upon Senior Securities.....................     18
          Item 4. Submission of Matters to a Vote of Security
          Holders.....................................................     18
          Item 5. Other Information...................................     18
          Item 6. Exhibits and Reports on Form 8-K....................     18
Signatures............................................................     19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         ------------------   --------------------
                                                           2000      1999       2000       1999
                                                         --------   -------   --------   ---------
Revenues...............................................  $105,751   $90,443   $187,580   $154,880
Cost of revenues.......................................    53,267    47,441     99,005     85,479
Selling, general and administrative expenses...........    29,264    24,660     60,546     47,533
Business acquisition expenses (Note J).................        --     1,496         --      2,991
                                                         --------   -------   --------   --------
  Operating income.....................................    23,220    16,846     28,029     18,877
Interest expense, net..................................    (2,580)   (1,560)    (4,130)    (2,974)
                                                         --------   -------   --------   --------
  Earnings before income taxes, minority interest and
     cumulative effect of accounting change............    20,640    15,286     23,899     15,903
Income taxes...........................................     7,688     4,718      8,902      6,104
                                                         --------   -------   --------   --------
  Earnings before minority interest and cumulative
     effect of accounting change.......................    12,952    10,568     14,997      9,799
Minority interest in earnings of consolidated
  subsidiaries.........................................        --      (312)        --       (389)
                                                         --------   -------   --------   --------
  Earnings before cumulative effect of accounting
     change............................................    12,952    10,256     14,997      9,410
Cumulative effect of accounting change (Note I)........        --        --         --    (29,195)
                                                         --------   -------   --------   --------
          Net earnings (loss)..........................  $ 12,952   $10,256   $ 14,997   $(19,785)
                                                         ========   =======   ========   ========
Basic earnings (loss) per share (Notes B and E):
  Earnings before cumulative effect of accounting
     change............................................  $   0.26   $  0.22   $   0.30   $   0.20
  Cumulative effect of accounting change...............        --        --         --      (0.63)
                                                         --------   -------   --------   --------
          Net earnings (loss)..........................  $   0.26   $  0.22   $   0.30   $  (0.43)
                                                         ========   =======   ========   ========
Diluted earnings (loss) per share (Notes B and E):
  Earnings before cumulative effect of accounting
     change............................................  $   0.26   $  0.21   $   0.30   $   0.20
  Cumulative effect of accounting change...............        --        --         --      (0.61)
                                                         --------   -------   --------   --------
          Net earnings (loss)..........................  $   0.26   $  0.21   $   0.30   $  (0.41)
                                                         ========   =======   ========   ========
Weighted-average shares outstanding (Notes B and E):
  Basic................................................    49,620    47,044     49,527     46,505
                                                         ========   =======   ========   ========
  Diluted..............................................    50,459    48,733     50,701     48,095
                                                         ========   =======   ========   ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note D)........................  $ 52,690     $ 39,260
  Receivables:
    Contract receivables....................................    81,790       70,038
    Employee advances.......................................    10,268        9,035
                                                              --------     --------
         Total receivables..................................    92,058       79,073
                                                              --------     --------
  Funds held for payment of client payables.................    19,316       16,901
  Retained interest in receivables sold.....................     3,732        3,304
  Prepaid expenses and other current assets.................     6,503        6,039
  Deferred income taxes.....................................     5,873        5,814
                                                              --------     --------
         Total current assets...............................   180,172      150,391
                                                              --------     --------
Property and equipment:
  Computer and other equipment..............................    51,974       48,958
  Furniture and fixtures....................................     6,361        5,584
  Land and buildings........................................     1,135        1,412
  Leasehold improvements....................................     7,858        6,016
                                                              --------     --------
                                                                67,328       61,970
  Less accumulated depreciation and amortization............    32,613       26,652
                                                              --------     --------
         Property and equipment, net........................    34,715       35,318
                                                              --------     --------
Noncompete agreements, less accumulated amortization........     1,758        1,711
Deferred loan costs, less accumulated amortization..........     2,009        1,492
Goodwill, less accumulated amortization.....................   336,475      327,386
Deferred income taxes.......................................     5,065        5,751
Other assets................................................       994          873
                                                              --------     --------
                                                              $561,188     $522,922
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to bank......................................  $  2,066     $  3,326
  Current installments of long-term debt....................       698        1,014
  Obligation for client payables............................    19,316       16,901
  Accounts payable and accrued expenses.....................    23,131       17,617
  Accrued business acquisition consideration (Note H).......     1,750       45,000
  Accrued payroll and related expenses......................    32,274       42,049
  Deferred tax recovery audit revenue.......................     1,303        1,744
                                                              --------     --------
         Total current liabilities..........................    80,538      127,651
Long-term debt, excluding current installments..............   164,760       95,294
Deferred compensation.......................................     5,346        4,656
Other long-term liabilities.................................     1,881        2,821
                                                              --------     --------
         Total liabilities..................................   252,525      230,422
                                                              --------     --------
Shareholders' equity (Notes E and K):
  Preferred stock, no par value. Authorized and unissued
    1,000,000 shares........................................        --           --
  Common stock, no par value; stated value $.001 per share.
    Authorized 200,000,000 shares; issued and outstanding
    49,702,587 shares at June 30, 2000 and 49,363,044 shares
    at December 31, 1999....................................        50           49
  Additional paid-in capital................................   307,784      302,455
  Retained earnings (accumulated deficit)...................    14,089         (907)
  Accumulated other comprehensive loss......................   (13,260)      (9,097)
                                                              --------     --------
         Total shareholders' equity.........................   308,663      292,500
                                                              --------     --------
Commitments and contingencies (Notes F, H and K)
                                                              $561,188     $522,922
                                                              ========     ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $ 14,997   $(19,785)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Cumulative effect of accounting change..................        --     29,195
    Depreciation and amortization...........................    15,120     10,978
    Loss on sale of property and equipment..................        --         45
    Minority interest in earnings of consolidated
     subsidiaries...........................................        --        312
    Interest accrued on shareholder loans...................        --        675
    Deferred compensation...................................       703       (299)
    Deferred income taxes...................................       476        251
    Foreign translation adjustments.........................       767     (1,199)
    Changes in assets and liabilities, net of effects of
     acquisitions:
      Receivables...........................................   (12,158)      (146)
      Prepaid expenses and other current assets.............    (1,101)        40
      Other assets..........................................      (824)      (152)
      Accounts payable and accrued expenses.................     4,737    (10,901)
      Accrued payroll and related expenses..................    (9,393)     1,800
      Deferred tax recovery audit revenue...................      (401)      (337)
      Other long-term liabilities...........................    (2,740)    (1,846)
                                                              --------   --------
         Net cash provided by operating activities..........    10,183      8,631
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (5,962)   (10,004)
  Acquisitions of businesses (net of cash acquired) (Note
    H)......................................................   (65,357)   (43,521)
                                                              --------   --------
         Net cash used in investing activities..............   (71,319)   (53,525)
                                                              --------   --------
Cash flows from financing activities:
  Net repayments of note payable to bank....................    (1,654)    (3,745)
  Proceeds from issuance of long-term debt..................    71,630     56,797
  Net repayments of long-term debt..........................        --    (96,526)
  Proceeds from shareholder loans...........................        --      1,549
  Net proceeds from issuance of common stock................     4,590     97,752
                                                              --------   --------
         Net cash provided by financing activities..........    74,566     55,827
                                                              --------   --------
         Net change in cash and cash equivalents............    13,430     10,933
Cash and cash equivalents at beginning of period............    39,260     30,266
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 52,690   $ 41,199
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $  3,554   $  2,112
                                                              ========   ========
  Cash paid during the period for income taxes..............  $  4,844   $  6,420
                                                              ========   ========
Supplemental disclosure of noncash investing and financing
  activities:
  During the six months ended June 30, 2000 and 1999, the
    Company purchased the net operating assets of certain
    companies and made payments for further purchase
    consideration related to two previously acquired
    companies. In conjunction with the acquisitions, the
    Company assumed liabilities as follows:
      Fair value of assets acquired.........................  $ 66,979   $ 55,991
      Cash paid for the acquisitions (net of cash
       acquired)............................................   (65,357)   (43,521)
      Fair value of shares issued for the acquisitions......      (725)    (9,850)
                                                              --------   --------
         Liabilities assumed................................  $    897   $  2,620
                                                              ========   ========

     See accompanying notes to condensed consolidated financial statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying Unaudited Condensed Consolidated Financial Statements of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

     As indicated in Note I, the Company made the decision in the second quarter of 1999 to recognize revenue when it invoices clients for its fee, retroactive to January 1, 1999. In accordance with the applicable requirements of generally accepted accounting principles, financial statements for periods prior to 1999 have not been restated.

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

NOTE B -- EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six month periods ended June 30, 2000 and 1999 (in thousands, except for earnings (loss) per share information):

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2000       1999       2000       1999
                                             --------   --------   --------   --------
Numerator for both basic earnings (loss)
  per share and diluted earnings (loss)
  per share:
  Earnings before cumulative effect of
     accounting change....................   $ 12,952   $ 10,256   $ 14,997   $  9,410
  Cumulative effect of accounting
     change...............................         --         --         --    (29,195)
                                             --------   --------   --------   --------
          Net earnings (loss).............   $ 12,952   $ 10,256   $ 14,997   $(19,785)
                                             ========   ========   ========   ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  JUNE 30,              JUNE 30,
                                             -------------------   -------------------
                                               2000       1999       2000       1999
                                             --------   --------   --------   --------
Denominator:
  Denominator for basic earnings (loss)
     per share -- weighted-average shares
     outstanding..........................     49,620     47,044     49,527     46,505
  Effect of dilutive securities...........        839      1,689      1,174      1,590
                                             --------   --------   --------   --------
          Denominator for diluted earnings
            (loss) per share..............     50,459     48,733     50,701     48,095
                                             ========   ========   ========   ========
Basic earnings (loss) per share:
  Earnings before cumulative effect of
     accounting change....................   $   0.26   $   0.22   $   0.30   $   0.20
  Cumulative effect of accounting
     change...............................         --         --         --      (0.63)
                                             --------   --------   --------   --------
          Net earnings (loss).............   $   0.26   $   0.22   $   0.30   $  (0.43)
                                             ========   ========   ========   ========
Diluted earnings (loss) per share:
  Earnings before cumulative effect of
     accounting change....................   $   0.26   $   0.21   $   0.30   $   0.20
  Cumulative effect of accounting
     change...............................         --         --         --      (0.61)
                                             --------   --------   --------   --------
          Net earnings (loss).............   $   0.26   $   0.21   $   0.30   $  (0.41)
                                             ========   ========   ========   ========

NOTE C -- COMPREHENSIVE INCOME (LOSS)

     The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended June 30, 2000 and 1999, the Company's consolidated comprehensive income was $12.0 million and $11.6 million, respectively. For the six month periods ended June 30, 2000 and 1999, the Company's consolidated comprehensive income (loss) was $10.9 million and $(20.9) million, respectively. The difference between consolidated comprehensive income
(loss), as disclosed here, and traditionally-determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations, results from foreign currency translation adjustments.

NOTE D -- CASH EQUIVALENTS

     Cash equivalents at June 30, 2000 included $10.9 million of temporary investments held at US banks and $8.2 million held at a French bank by certain of the Company's French subsidiaries. Additionally, the Company's Meridian and Canadian subsidiaries held cash equivalents of approximately $6.4 million and $1.6 million, respectively, in temporary investments with local banks.

     From time to time, the Company invests excess cash in reverse repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future reverse repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent of up to or exceeding the reverse repurchase agreement amount. No such reverse purchase agreements were outstanding at June 30, 2000, or December 31, 1999.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     Although the Company has issued no preferred stock through June 30, 2000, and has no present intentions to issue any preferred stock, except for any potential issuance pursuant to the shareholders protection rights agreement. Such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further votes or action by the shareholders.

NOTE F -- COMMITMENTS AND CONTINGENCIES

Litigation

     Beginning on June 6, 2000, three putative class action lawsuits were filed in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Company, John M. Cook and Scott L. Colabuono (the "defendants") styled, Stefan Schmiedberg v. Profit Recovery Group International, Inc., et al., Civil Action File No. 1:00-CV-1416-CC, James Charles v. Profit Recovery Group International, Inc., et al., Civil Action File No. 1:00-CV-1529-CC, and Michael Malobecki v. Profit Recovery Group International, Inc., et al., Civil Action File No. 1:00-CV-1887-CC (the "Securities Class Action Litigation"). It is the defendants' expectation that these cases will be consolidated into one proceeding. The Plaintiffs in these cases allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing a materially false and misleading press release dated February 16, 2000 concerning the Company's publicly-reported revenues and earnings for the fourth quarter of 1999. These complaints allege generally that the defendants misled the public regarding the fourth quarter financial results because the Company knew that these results were attributable to improperly recorded revenue from an ocean freight audit services agreement performed for the federal government. Plaintiffs further allege that these misstatements and omissions led to an artificially inflated price for the Company's common stock. Plaintiffs seek to represent a class of individuals who purchased the Company's common stock between February 16, 2000 and March 29, 2000 (the "Class Period"). Plaintiffs' counsel recently filed notice stating their intention to extend the class period until July 26, 2000, but no complaint discussing an extended class period has been filed with the Court. These cases seek an indeterminate amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. The Company believes the alleged claims in these lawsuits are without merit. The Company intends to defend these lawsuits vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material effect on the Company's financial position or results of operations.

NOTE G -- OPERATING SEGMENTS AND RELATED INFORMATION

     The Company applies the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which specifies the methodology by which the Company reports information about its operating segments and requires limited interim period reporting.

     Due to the Company's continuing expansion and efforts to further define its products and services, the Company has renamed two of its reportable segments. In order to provide a better definition of the nature of the segment's operations, Freight Services has been renamed as Logistics Management Services and Facilities Services has been renamed as Communications Services. The composition of the segments has not changed.

     The Company has four reportable operating segments consisting of Accounts Payable Services, Logistics Management Services, Taxation Services and Communications Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. These business units are managed separately because each business requires different technology and marketing strategies.

     Accounts Payable Services segment consists of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers, wholesale distributors and governmental agencies (the Company's historical client base) and accounts payable services provided to various other types of business entities by the Company's Commercial Division. The Accounts Payable Services operating segment conducts business in North America, South America, Europe, Australia, Africa and Asia.

     Logistics Management Services segment consists primarily of various businesses acquired by the Company since 1997 which audit freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, truck freight, rail freight and overnight freight. This operating segment serves primarily businesses located in the United States.

     Taxation Services segment consists primarily of various European businesses acquired by the Company since 1997 which audit tax-related disbursements to identify and recover overpayments (primarily within France), obtain refunds of European value added taxes ("VAT") for clients located in many parts of the world, and assist business entities throughout Europe in securing available grants.

     Communications Services segment consists primarily of various businesses acquired by the Company since 1999 which provide telecommunications auditing, custom application development, and advisory services. Areas of current specialization for advisory services include projects requiring secure Internet-based transaction processing, bill auditing and optimization, reporting, and facilities management. This operating segment serves primarily businesses located in the United States.

     The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Segment information for the three and six month periods ended June 30, 2000 and 1999 follows (in thousands):

                                         ACCOUNTS   LOGISTICS
                                         PAYABLE    MANAGEMENT   TAXATION    COMMUNICATIONS
                                         SERVICES    SERVICES    SERVICES       SERVICES       TOTAL
                                         --------   ----------   ---------   --------------   --------
Three months ended June 30, 2000
  Revenues.............................  $ 66,821    $ 5,017      $27,889        $6,024       $105,751
  Operating income (loss)..............    12,879       (386)      10,066           661         23,220
Six months ended June 30, 2000
  Revenues.............................  $125,907    $11,177      $41,214        $9,282       $187,580
  Operating income.....................    18,612        340        8,884           193         28,029
Three months ended June 30, 1999
  Revenues.............................  $ 63,615    $ 4,255      $21,480        $1,093       $ 90,443
  Operating income.....................     9,725      1,225        5,260           636         16,846
Six months ended June 30, 1999
  Revenues.............................  $114,786    $ 8,020      $30,730        $1,344       $154,880
  Operating income.....................    12,910      3,125        2,064           778         18,877

NOTE H -- ACQUISITIONS

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

     On June 14, 1999, the Company acquired the net assets of Invoice and Tariff Management Group, LLC ("ITMG"), a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients' telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $10.9 million in cash and 353,310 restricted, unregistered shares of the Company's common stock valued at $17.83 per share. The owners of ITMG were eligible to receive additional purchase price consideration of $5.0 million in cash, (of which $3.0 million was paid) based upon the financial performance of ITMG for the period from acquisition date through December 31, 1999. The payment of the remaining $2.0 million is contingent upon the collection of certain receivable before December 31, 2000. In addition, the owners are eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31, 2000. This acquisition resulted in goodwill of $23.0 million, which is being amortized over 30 years using the straight-line method.

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

     The consolidated financial statements for periods prior to the acquisitions of Meridian and PRS have been restated to include the accounts and results of operations of Meridian and PRS. The results of operations previously reported by the separate enterprises and the combined amounts included in the accompanying, Condensed Consolidated Financial Statements for the three and six months ended June 30, 1999 are summarized below:

                                                                         NET EARNINGS
                                                              REVENUES      (LOSS)
                                                              --------   ------------
Three months ended June 30, 1999
  The Profit Recovery Group International, Inc..............  $  1,728     $  7,126
  Meridian VAT Corporation Limited..........................    13,654        3,210
  PRS International, Ltd....................................     5,061          (80)
                                                              --------     --------
          Combined..........................................  $ 90,443     $ 10,256
                                                              ========     ========
Six months ended June 30, 1999
  The Profit Recovery Group International, Inc..............  $128,343     $(19,958)
  Meridian VAT Corporation Limited..........................    16,931         (697)
  PRS International, Ltd....................................     9,606          870
                                                              --------     --------
          Combined..........................................  $154,880     $(19,785)
                                                              ========     ========

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, "Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders will also be eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 89.0 million French Francs (approximately $12.9 million at June 30, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. The acquisition resulted in goodwill of $29.1 million, which is being amortized over 20 years using the straight-line method.

     On December 3, 1999, the Company acquired all outstanding shares of Freight Rate Services, Inc. ("FRS"), a freight auditing and consulting firm based in Missouri. The transaction was accounted for as a purchase, with consideration of $1.3 million in cash and 60,223 restricted, unregistered shares of the

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     On March 23, 2000, the Company acquired substantially all the assets and assumed certain liabilities of The Right Answer, Inc., a Georgia corporation. The transaction was accounted for as a purchase, with consideration of $3.9 million in cash and 54,379 restricted, unregistered shares of the Company's common stock valued at $13.33 per share. The acquisition resulted in goodwill of $4.4 million, which is being amortized over 20 years using the straight-line method.

     On June 1, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of TSL Services, Inc., a Delaware corporation, ("TSL"). The transaction was accounted for as a purchase, with consideration of $18.3 million in cash. The acquisition resulted in goodwill of $15.7 million, which is being amortized over 30 years using the straight-line method.

NOTE I -- CUMULATIVE EFFECT OF ACCOUNTING CHANGE

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

     Unbilled contract receivables at December 31, 1998, as
      adjusted..............................................  $ 69,432
     Less: auditor payroll accrual at December 31, 1998,
      associated with unbilled contract receivables.........   (21,564)
                                                              --------
     Subtotal...............................................    47,868
     Less: related income tax effect at 39.0%...............   (18,673)
                                                              --------
     Cumulative effect of accounting change.................  $ 29,195
                                                              ========

     During years ended December 31, 1998 and prior, the Company recognized revenues on services provided to its historical client base at the time overpayment claims were presented to and approved by its clients, as adjusted for estimated uncollectible claims. Estimated uncollectible claims were initially established, and subsequently adjusted, for each individual client based upon historical collection rates, types of claims

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES identified, current industry conditions, and other factors which, in the opinion of management, deserved recognition. Under this submitted claims basis of revenue recognition, as applied to the Company's historical client base, the Company recorded revenues at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible claim estimates were directly charged or credited to earnings, as appropriate.

     The Company's Revenue Recognition Policy has been revised, effective January 1, 1999, as follows:

     The Company's revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit service to be provided by the Company, (c) client's duties in assisting and cooperating with the Company, and (d) fees payable to the Company generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified. In the case of prospective Communications Services audits such as telecommunications tariff negotiations conducted by the Company on behalf of its clients, contracts typically provide for a percentage-of-savings fee which is calculated and fixed at the time the new tariff agreement is executed, and is payable to the Company on a current basis.

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

     As of June 30, 2000, Meridian was the only unit of the Company utilizing the submitted claims method of revenue recognition.

NOTE J -- BUSINESS ACQUISITION EXPENSE

     Business acquisition expenses of $1,496 (in thousands) for the three months ended June 30, 1999 and $2,991 (in thousands) for the six months ended June 30, 1999 consisted of expenses incurred by Meridian with respect to its phantom stock plan.

NOTE K -- SUBSEQUENT EVENTS

Litigation

     On July 28, 2000, Plaintiffs' counsel in the litigation described above in Note F stated their intention to expand the Class Period for the pending litigation to include the period between February 16, 2000 and July 26, 2000.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Share Repurchase Authorization

     On July 26, 2000, the Company's Board of Directors approved a share repurchase program. Under the share repurchase program, the Company can buy up to $40.0 million of its outstanding common stock. Purchases will be made in the open market or in privately negotiated transactions and will depend on market conditions, business opportunities and other factors.

Shareholders Protection Rights Agreement

     On August 1, 2000, the Company's Board of Directors authorized a shareholder protection plan, designed to protect Company shareholders from coercive or unfair takeover techniques in accordance with a shareholder protection rights agreement approved by the board (the "Agreement"). The terms of the Agreement provide for a dividend of one right to purchase a fraction of a share of a newly created class of preferred stock. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company's common stock by a person or affiliated group. Issuance of the rights does not in any way affect the finances of the Company, interfere with the Company's operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company's shares may be traded.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations for the periods indicated:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  ------------------     -----------------
                                                   2000        1999       2000       1999
                                                  ------      ------     ------     ------
Revenues........................................  100.0%      100.0%     100.0%     100.0%
Cost of revenues................................   50.4        52.4       52.8       55.2
Selling, general and administrative expenses....   27.7        27.3       32.3       30.7
Business acquisition expenses...................     --         1.7         --        1.9
                                                  -----       -----      -----      -----
  Operating income..............................   21.9        18.6       14.9       12.2
Interest expense, net...........................   (2.4)       (1.7)      (2.2)      (1.9)
                                                  -----       -----      -----      -----
  Earnings before income taxes, minority
     interest and cumulative effect of
     accounting change..........................   19.5        16.9       12.7       10.3
Income taxes....................................    7.3         5.3        4.7        3.9
                                                  -----       -----      -----      -----
  Earnings before minority interest and
     cumulative effect of accounting change.....   12.2        11.6        8.0        6.4
Minority interest in earnings of consolidated
  subsidiaries..................................     --        (0.3)        --       (0.3)
                                                  -----       -----      -----      -----
  Earnings before cumulative effect of
     accounting change..........................   12.2        11.3        8.0        6.1
Cumulative effect of accounting change..........     --          --         --      (18.9)
                                                  -----       -----      -----      -----
  Net earnings (loss)...........................   12.2%       11.3%       8.0%     (12.8)%
                                                  =====       =====      =====      =====

Three and Six Month Periods Ended June 30, 2000 Compared to Corresponding Periods of the Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients. The Company's services and operations are currently grouped into four distinct operating segments: Accounts Payable; Logistics Management; Taxation; and Communications (see Note G to Condensed Consolidated Financial Statements (Unaudited)). Revenues increased 16.9% to $105.8 million for the second quarter of 2000, up from $90.4 million in the second quarter of 1999. For the six months ended

June 30, 2000, revenues were $187.6 million or 21.1% higher than revenues of $154.9 million achieved in the corresponding period of 1999.

     Domestic revenues were $63.1 million in the second quarter of 2000, up 9.9% from $57.4 million in the second quarter of 1999. This increase was due to an expanding client base, growth through acquisitions and increased sales to existing clients. For the first six months of 2000, domestic revenues were $118.1 million, an increase of 12.7% over domestic revenues of $104.8 million during the comparable period of 1999.

     International revenues were $42.7 million in the second quarter of 2000, up 29.4% from $33.0 million in the second quarter of 1999. Most of this increase related to the Company's European operations. For the first six months of 2000, international revenues were $69.5 million, a 38.7% increase over international revenues of $50.1 million during the comparable period of 1999.

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. Recent business acquisitions are not expected to affect this trend. Should the Company not realize increased revenues in future third and fourth quarter periods, profitability for an affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term. See "Forward-Looking Statements."

     Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company's auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also, included in cost of revenues are other direct costs incurred by these personnel including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. Cost of revenues was 50.4% of revenues for the second quarter of 2000, down from 52.4% in the comparable quarter of 1999. Cost of revenues was 52.8% of revenues for the six months ended June 30, 2000, down from 55.2% in the first six months of 1999.

     Domestically, cost of revenues as a percentage of revenues was 52.4% in the second quarter of 2000, consistent with 53.0% during the corresponding quarter of 1999. For the six months ended June 30, 2000, domestic cost of revenues as a percentage of revenues was 53.3%, identical to the performance level during the first six months of 1999. Internationally, cost of revenues as a percentage of revenues decreased to 47.3% in the second quarter of 2000, down from 51.6% for the same period of 1999. For the six months ended June 30, 2000, international cost of revenues as a percentage of revenues was 51.9%, down from 59.3% during the first six months of 1999. The 2000 improvements internationally related principally to auditor compensation programs being migrated from a fixed rate salary structure to a variable rate commission plan which is based upon the level of sales activity and the impact of operational improvements in Meridian.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased to 27.7% in the second quarter of 2000, up slightly from 27.3% in the comparable period of 1999. For the six months ended June 30, 2000, selling, general and administrative expense as a percentage of revenues was 32.3%, up from 30.7% in the comparable period of 1999. The year over year increase in selling, general and administrative expense as a percentage of revenue is primarily due to the negative effect of the French tax worker's strike upon the Company's Taxation Services first quarter 2000 revenue and a slightly increased level of reserves for accounts receivable.

     Operating Income. Operating income increased 37.8% to $23.2 million in the second quarter of 2000, up from $16.8 million in the second quarter of 1999. As a percentage of revenues, operating income increased to 21.9% in the second quarter of 2000, up from 18.6% in the second quarter of 1999. For the six months ended June 30, 2000, operating income increased to 14.9% of revenues from 12.2% of revenues in the comparable period of 1999. The most significant factor impacting operating income as a percentage of revenues was the business acquisition expense related to Meridian VAT Corporation Limited. This expense totaled 1.7% and

1.9% of revenues in the three and six month periods ended June 30, 1999, respectively. Other components of the change have been discussed above.

     Interest Expense, Net. The Company incurred net interest expense of approximately $2.6 million in the second quarter of 2000, up from net interest expense of $1.6 million in the second quarter of 1999. For the six months ended June 30, 2000, the Company incurred net interest expense of $4.1 million compared to $3.0 during the comparable period of 1999.

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

     Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. Earnings before income taxes, minority interest and cumulative effect of accounting change rose 35.0% and 50.3% in the three and six months ended June 30, 2000, compared to the same periods of 1999. This improvement resulted from increased revenues and an improved operating margin during the 2000 periods, partially offset by nonrecurring business acquisition costs incurred in the 1999 periods.

     Income Taxes. The provision for income taxes on a quarter and year to date basis for 2000 consists of federal, state and foreign income taxes at a composite effective rate of approximately 37.25%. The composite effective rate on a quarter and year to date basis for 1999 was 30.9% and 38.4%, respectively. The 1999 composite effective rates reflect the impact of the Company's pooling-of-interest transactions with Meridian VAT Corporation Limited and PRS International, Ltd.

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

     Cumulative Effect of Accounting Change. As more fully described in Note I of the Notes to Condensed Consolidated Financial Statements (Unaudited), the Company changed its method of accounting for certain aspects of its revenue recognition retroactive to January 1, 1999. In effecting this change, the Company reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in accounting principle.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 49.6 million during the second quarter of 2000, up 2.6 million shares from 47.0 million during the second quarter of 1999. This increase was comprised primarily of (i) unregistered shares issued by the Company in connection with acquisitions of various companies and (ii) restricted, unregistered shares issued by the Company in liquidation of Meridian's shareholder loans.

LIQUIDITY AND CAPITAL RESOURCES

     On July 29, 1998, the Company replaced its existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between ten banking institutions led by Bank of America (formerly NationsBank, N.A.) as agent for the group. In January 1999, the Company completed a public offering of its common stock. This offering provided net proceeds to the Company of $92.8 million, all of which were used to repay credit facility borrowings. As of June 30, 2000, the Company had outstanding principal borrowings of $162.4 million under this $200.0 million credit facility.

     Net cash provided by operating activities was $10.2 million in the six months ended June 30, 2000 contrasted with net cash provided by operating activities of $8.6 million during the corresponding period of 1999. The improvement results primarily from an increase in the sum of net earnings partially offset by an increase in accounts receivable, when compared to the same amounts in the earlier period.

     Net cash used in investing activities was $71.3 million during the six months ended June 30, 2000, up from $53.5 million during the corresponding period of 1999. The increase related primarily to higher amounts of additional purchase price consideration (earnout) paid to the former owners of two acquired businesses.

     Net cash provided by financing activities was $74.6 million during the six months ended June 30, 2000 and $55.8 million during the six months ended June 30, 1999. The net cash provided by financing activities during each of the two periods related primarily to proceeds from the Company's $200.0 million credit facility which were used to fund business acquisitions. Proceeds from a follow-on common stock offering in the first quarter of 1999 were used to temporarily reduce the amount outstanding under the credit facility. As of December 31, 1999, the Company recorded $45.0 million as accrued business acquisition consideration on its Consolidated Balance Sheet in connection with two acquired recovery audit firms. The Company borrowed $43.0 million under its credit facility in March 2000 and simultaneously paid this amount to the owners of ITMG and Loder Drew.

     The owners of ITMG were eligible to receive additional purchase price consideration of $5.0 million in cash, (of which $3.0 million was paid) based upon the financial performance of ITMG for the period from acquisition date through December 31, 1999. The remaining $2.0 million can be earned by the collection of certain receivables before December 31, 2000. The owners of ITMG are also eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31, 2000. Additionally, the private shareholders of Groupe AP are eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 89.0 million French Francs (approximately $12.9 million at June 30,
2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. The Company expects to fund these remaining contingent payouts, if any, through additional borrowings under the Company's credit facility.

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

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2001 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

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

COMMITMENTS AND CONTINGENCIES

     See the discussion in Notes F and K of the Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

     Statements made in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q which look forward in time, including without limitation, (1) the Company's assessment of its obligation to pay contingent consideration to the former equity holders of ITMG and Groupe AP, (2) statements that contain projections of the Company's future results of operations or of the Company's financial condition, (3) statements regarding the adequacy of the Company's current working capital and other available sources of funds, and (4) statements regarding the Company's assessment of the likely outcome and impact of the Securities Class Action Litigation, involve risks and uncertainties and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks and uncertainties include the following:

     - future performance of the Company's ITMG and Groupe AP divisions;

     - the possibility of an adverse judgment in the Securities Class Action Litigation;

     - the risk that management's time and effort will be diverted away from the advancement of the Company's business by the Securities Class Action Litigation;

     - unanticipated capital expenditures;

     - the ability of the Company to successfully implement its operating strategy and acquisition strategy;

     - the Company's ability to manage rapid expansion, including, without limitation, the assimilation of acquired companies;

     - changes in economic cycles;

     - competition from other companies;

     - competition from larger, more established, or more strategically targeted e-Commerce companies;

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Notes F and K of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 regarding the Securities Class Action Litigation are incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on June 8, 2000, the following individuals were elected to the Company's Board of Directors to serve as directors until the Annual Meeting of Shareholders held in the year indicated and until their successors are elected and have qualified:

                                                                VOTES        VOTES
                                                                 FOR       WITHHELD
                                                                -----      --------
Class I directors until the year 2003:
  John M. Cook..............................................  41,995,307     864,286
  Jonathan Golden...........................................  41,470,401   1,389,192
  John M. Toma..............................................  42,281,467     578,126
Class II directors until the year 2001:
  Marc Eisenberg............................................  42,135,970     723,623

     At the Company's Annual meeting of Shareholders held on June 8, 2000, the following proposal was also approved:

                                                          VOTES        VOTES       VOTES
                                                           FOR        AGAINST    ABSTAINED
                                                          -----       -------    ---------
Amendment of the Company's Stock Incentive Plan to
  increase the number of shares authorized to be
  issued thereunder...................................  32,754,092   9,554,127    551,374

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        3.1    --  Restated Articles of Incorporation of the Registrant
                   (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31,
                   1999).
        3.2    --  Bylaws of the Registrant (incorporated by reference to
                   Exhibit 3.2 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
        4.1    --  Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 16, 1998 registration statement number 333-46225 of Form S-3).
       27.1    --  Financial Data Schedule for six months ended June 30, 2000
                   (for SEC use only).
       27.2    --  Financial Data Schedule for six months ended June 30, 1999, as restated for poolings-of-interest and common stock split effected in the form of a stock dividend (for SEC use only).

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

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

                                                            THE PROFIT RECOVERY GROUP
                                                            INTERNATIONAL, INC.

Dated: August 10, 2000                                               By: /s/ SCOTT L. COLABUONO
                                                            --------------------------------------------
                                                                         Scott L. Colabuono
                                                                Executive Vice President -- Finance,
                                                               Treasurer and Chief Financial Officer
                                                                   (Principal Financial Officer)