Form 10-Q
period 2000-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2000-11-13
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28000

THE PROFIT RECOVERY

GROUP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	58-2213805 (I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway Suite 100 North Atlanta, Georgia (Address of principal executive offices)	30339-8426 (Zip Code)

Registrant’s telephone number, including area code: (770) 779-3900

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [   ]

      Common shares of the registrant outstanding at October 31, 2000 were 47,981,031.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2000

PART  1.     FINANCIAL INFORMATION

Item  1.     Financial Statements (Unaudited)

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues	$101,973	$91,259	$289,553	$246,139

Cost of revenues	56,541	43,411	155,546	128,890

Selling, general and administrative expenses	35,072	27,540	95,618	75,073

Business acquisition expenses (Note J)	—	10,380	—	13,371

Operating income	10,360	9,928	38,389	28,805

Interest (expense), net	(2,645)	(1,304)	(6,775)	(4,278)

Earnings before income taxes, minority interest and cumulative effect of accounting change	7,715	8,624	31,614	24,527

Income taxes	2,874	5,495	11,776	11,599

Earnings before minority interest and cumulative effect of accounting change	4,841	3,129	19,838	12,928

Minority interest in earnings of consolidated subsidiaries	—	(48)	—	(437)

Earnings before cumulative effect of accounting change	4,841	3,081	19,838	12,491

Cumulative effect of accounting change (Note I)	—	—	—	(29,195)

Net earnings (loss)	$4,841	$3,081	$19,838	$(16,704)

Basic earnings (loss) per share (Notes B and E):

Earnings before cumulative effect of accounting change	$0.10	$0.06	$0.40	$0.27

Cumulative effect of accounting change	—	—	—	(0.62)

Net earnings (loss)	$0.10	$0.06	$0.40	$(0.35)

Diluted earnings (loss) per share (Notes B and E):

Earnings before cumulative effect of accounting change	$0.10	$0.06	$0.39	$0.26

Cumulative effect of accounting change	—	—	—	(0.60)

Net earnings (loss)	$0.10	$0.06	$0.39	$(0.34)

Weighted-average shares outstanding (Notes B and E):

Basic	48,936	47,988	49,330	47,000

Diluted	49,395	50,094	50,265	48,761

See accompanying Notes to Condensed Consolidated Financial Statements.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2000	1999

ASSETS

Current assets:

Cash and cash equivalents (Note D)	$29,812	$39,260

Receivables:

Contract receivables, less allowance for doubtful accounts of $9,707 in 2000 and $4,219 in 1999	91,119	70,038

Employee advances	10,039	9,035

Total receivables	101,158	79,073

Funds held for payment of client payables	18,108	16,901

Retained interest in receivables sold	2,444	3,304

Prepaid expenses and other current assets	8,727	6,039

Deferred income taxes	5,905	5,814

Total current assets	166,154	150,391

Property and equipment:

Computer and other equipment	55,251	48,958

Furniture and fixtures	6,552	5,584

Land and buildings	957	1,412

Leasehold improvements	6,460	6,016

	69,220	61,970

Less accumulated depreciation and amortization	35,411	26,652

Property and equipment, net	33,809	35,318

Noncompete agreements, less accumulated amortization	1,505	1,711

Deferred loan costs, less accumulated amortization	1,867	1,492

Goodwill, less accumulated amortization	328,236	327,386

Deferred income taxes	5,028	5,751

Other assets	776	873

	$537,375	$522,922

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Notes payable to bank	$1,121	$3,326

Current installments of long-term debt	826	1,014

Obligation for client payables	18,108	16,901

Accounts payable and accrued expenses	26,923	17,617

Accrued business acquisition consideration (Note H)	1,000	45,000

Accrued payroll and related expenses	35,775	42,049

Deferred tax recovery audit revenue	1,216	1,744

Total current liabilities	84,969	127,651

Long-term debt, excluding current installments	154,154	95,294

Deferred compensation	5,657	4,656

Other long-term liabilities	1,826	2,821

Total liabilities	246,606	230,422

Shareholders’ equity (Note E):

Preferred stock, no par value. Authorized and unissued 1,000,000 shares	—	—

Participating preferred stock, no par value. Authorized and unissued 500,000 shares	—	—

Common stock, no par value; stated value $.001 per share. Authorized 200,000,000 shares; issued and outstanding 48,066,045 shares at September 30, 2000 and 49,363,044 shares at December 31, 1999.	50	49

Additional paid-in capital	311,439	302,455

Retained earnings (accumulated deficit)	18,931	(907)

Accumulated other comprehensive loss	(17,737)	(9,097)

Treasury stock at cost, 1,936,000 shares (Notes E and K)	(18,556)	—

Unearned portion of restricted stock	(3,358)	—

Total shareholders’ equity	290,769	292,500

Commitments and contingencies (Notes F and H)
	$537,375	$522,922

See accompanying Notes to Condensed Consolidated Financial Statements.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

Cash flows from operating activities:

Net earnings (loss)	$19,838	$(16,704)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:

Cumulative effect of accounting change	—	29,195

Depreciation and amortization	22,598	16,712

Loss on sale of property and equipment	—	47

Minority interest in earnings of consolidated subsidiaries	—	437

Interest accrued on shareholder loans	—	860

Restricted stock compensation expense	176	—

Deferred compensation	1,017	(365)

Deferred income taxes	739	972

Changes in assets and liabilities, net of effects of acquisitions:

Receivables	(21,466)	(21,540)

Prepaid expenses and other current assets	(1,877)	(1,435)

Other assets	(618)	(463)

Accounts payable and accrued expenses	7,397	(11,408)

Accrued payroll and related expenses	(5,736)	6,985

Deferred tax recovery audit revenue	(412)	(525)

Other long-term liabilities	(2,848)	(1,119)

Net cash provided by operating activities	18,808	1,649

Cash flows from investing activities:

Purchases of property and equipment	(8,487)	(13,713)

Acquisitions of businesses (net of cash acquired) (Note H)	(66,294)	(44,595)

Net cash used in investing activities	(74,781)	(58,308)

Cash flows from financing activities:

Net repayments of note payable to bank	(2,539)	(2,767)

Proceeds from issuance of long-term debt	61,665	55,179

Net repayments of long-term debt	—	(96,527)

Proceeds from shareholder loans	—	2,061

Dividends paid to former equity shareholder of PRS (Note H)	—	(370)

Acquisition costs paid directly by shareholders	—	1,070

Net proceeds from issuance of common stock	4,711	100,727

Purchase of treasury shares	(18,556)	—

Net cash provided by financing activities	45,281	59,373

Effect of exchange rate changes on cash and cash equivalents	1,244	(1,242)

Net change in cash and cash equivalents	(9,448)	1,472

Cash and cash equivalents at beginning of period	39,260	38,990

Cash and cash equivalents at end of period	$29,812	$40,462

Supplemental disclosures of cash flow information:

Cash paid during the period for interest	$4,838	$3,280

Cash paid during the period for income taxes	$7,620	$6,553

Supplemental disclosure of noncash investing and financing activities:

During the nine months ended September 30, 2000 and 1999,
the Company purchased the net operating assets of certain companies and made payments for further purchase consideration related to two previously acquired companies. In conjunction with the acquisitions, the Company assumed liabilities as follows:

Fair value of assets acquired	$67,729	$57,065

Cash paid for the acquisitions (net of cash acquired)	(66,294)	(44,595)

Fair value of shares issued for the acquisitions	(725)	(9,850)

Liabilities assumed	$710	$2,620

Shareholder loans contributed to capital by former equity shareholders of Meridian (Note H)	$—	$30,391

Dividends accrued to former equity shareholder of PRS (Note H)	$—	$243

See accompanying Notes to Condensed Consolidated Financial Statements.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000
(Unaudited)

Note  A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of The Profit Recovery Group International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 1999.

      As indicated in Note I, the Company made the decision in the second quarter of 1999 to recognize revenue when it invoices clients for its fee, retroactive to January 1, 1999.

      During August 1999, the Company acquired Meridian VAT Corporation Limited (“Meridian”) and PRS International, Ltd. (“PRS”). Both of these acquisitions have been accounted for as poolings-of-interests. Accordingly, the accompanying Condensed Consolidated Financial Statements (Unaudited) have been retroactively restated, as required under generally accepted accounting principles, to include the operations of Meridian and PRS.

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

Note  B — Earnings Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine month periods ended September 30, 2000 and 1999 (in thousands, except for earnings (loss) per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Numerator for both basic earnings (loss) per share and diluted earnings (loss) per share:

Earnings before cumulative effect of accounting change	$4,841	$3,081	$19,838	$12,491

Cumulative effect of accounting change	—	—	—	(29,195)

Net earnings (loss)	$4,841	$3,081	$19,838	$(16,704)

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Denominator:

Denominator for basic earnings (loss) per share — weighted-average shares outstanding	48,936	47,988	49,330	47,000

Effect of dilutive securities	459	2,106	935	1,761

Denominator for diluted earnings (loss) per share	49,395	50,094	50,265	48,761

Basic earnings (loss) per share:

Earnings before cumulative effect of accounting change	$0.10	$0.06	$0.40	$0.27

Cumulative effect of accounting change	—	—	—	(0.62)

Net earnings (loss)	$0.10	$0.06	$0.40	$(0.35)

Diluted earnings (loss) per share:

Earnings before cumulative effect of accounting change	$0.10	$0.06	$0.39	$0.26

Cumulative effect of accounting change	—	—	—	(0.60)

Net earnings (loss)	$0.10	$0.06	$0.39	$(0.34)

Note  C — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended September 30, 2000 and 1999, the Company’s consolidated comprehensive income was $0.4 million and $2.9 million, respectively. For the nine month periods ended September 30, 2000 and 1999, the Company’s consolidated comprehensive income (loss) was $11.2 million and $(18.0) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally-determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note  D — Cash Equivalents

      Cash equivalents at September 30, 2000 included $2.3 million of temporary investments held at US banks and $5.4 million held at a French bank by certain of the Company’s French subsidiaries. Additionally, the Company’s Meridian and UK subsidiaries held cash equivalents of approximately $11.4 million and $1.2 million, respectively, in temporary investments with local banks. Cash equivalents at December 31, 1999 included $5.1 million held at a French bank by certain of the Company’s French subsidiaries.

      From time to time, the Company invests excess cash in reverse repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future reverse repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist,

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent of up to or exceeding the reverse repurchase agreement amount. No such reverse purchase agreements were outstanding at September 30, 2000 or December 31, 1999.

Note  E — Shareholders’ Equity

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares vest at the end of five years of continued employment. All of the restricted shares are subject to accelerated vesting provisions that could shorten the vesting period to three years. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the life of the Stock Awards, the Company will recognize $2.7 million in compensation expense. For the three and nine month periods ended September 30, 2000, the Company has recognized $70,600 of compensation expense related to the Stock Awards.

      On August 1, 2000, the Company’s Board of Directors (the “Board”) authorized a shareholder protection plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a shareholder protection rights agreement approved by the Board (the “Agreement”). The terms of the Agreement provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company’s shares may be traded.

      Effective July 31, 2000, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which have been issued.

      On July 26, 2000, the Company’s Board of Directors approved a share repurchase program. Under the share repurchase program, the Company can buy up to $40.0 million of its outstanding common stock. As of September 30, 2000, the Company had repurchased approximately 1.9 million shares under the program at a cost of approximately $18.6 million (see Note K).

      On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

      On January 8, 1999, the Company sold 4.1 million newly issued shares of its common stock and certain selling shareholders sold an additional 1.2 million outstanding shares in an underwritten follow-on offering. The offering was priced at $22.67 per share. The proceeds of the offering (net of underwriting discounts and commissions) were distributed by the underwriting syndicate on January 13, 1999. The net proceeds from the 4.1 million shares sold by the Company, combined with the net proceeds from an additional 286,500 shares subsequently sold by the Company in late January 1999 upon exercise by the underwriting syndicate of their over-allotment option, were applied to reduce outstanding borrowings under the Company’s $200.0 million bank credit facility. Additionally, 501,000 shares were sold in late January 1999 by certain selling shareholders in connection with the over-allotment option. The Company received no proceeds from the sale of such shares.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has issued no preferred stock through September 30, 2000, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock pursuant to the shareholder protection rights agreement, such stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board of Directors, without any further votes or action by the shareholders.

Note  F — Commitments and Contingencies

Litigation

      Beginning on June 6, 2000, three putative class action lawsuits were filed in the United States District Court for the Northern District of Georgia, Atlanta Division, against the Company, John M. Cook and Scott L. Colabuono (the “Defendants”) styled, Stefan Schmiedberg v. Profit Recovery Group International, Inc., et al., Civil Action File No. 1:00-CV-1416-CC, James Charles v. Profit Recovery Group International, Inc., et al., Civil Action File No. 1:00-CV-1529-CC, and Michael Malobecki v. Profit Recovery Group International, Inc., et al., Civil Action File No. 1:00-CV-1887-CC (the “Securities Class Action Litigation”). These cases have been consolidated into one proceeding. The Plaintiffs in these cases allege that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by issuing a materially false and misleading press release dated February 16, 2000 concerning the Company’s publicly-reported revenues and earnings for the fourth quarter of 1999. These complaints allege generally that the Defendants misled the public regarding the fourth quarter 1999 financial results because the Company knew that these results were attributable to improperly recorded revenue from an ocean freight audit services agreement performed for the federal government. Plaintiffs further allege that these misstatements and omissions led to an artificially inflated price for the Company’s common stock. Plaintiffs seek to represent a class of individuals who purchased the Company’s common stock between February 16, 2000 and March 29, 2000 (the “Class Period”). On July 28, 2000, the Plaintiffs’ counsel filed notice stating their intention to extend the class period until July 26, 2000. An amended consolidated complaint for these cases is due to be filed by the Plaintiffs on November 13, 2000. These cases seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. The Company believes the alleged claims in these lawsuits are without merit. The Company intends to defend these lawsuits vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

      In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Note G — Operating Segments and Related Information

      The Company applies the provisions of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” which specifies the methodology by which the Company reports information about its operating segments and requires limited interim period reporting.

      Due to the Company’s continuing expansion and efforts to further define its products and services, the Company renamed two of its reportable segments during the second quarter of 2000. In order to provide a better definition of the nature of the segments’ operations as of June 30, 2000, Freight Services has been renamed as Logistics Management Services and Facilities Services has been renamed as Communications Services. The composition of the segments has not changed.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The Accounts Payable Services segment consists of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers, wholesale distributors and governmental agencies (the Company’s historical client base) and accounts payable services provided to various other types of business entities by the Company’s Commercial Division. The Accounts Payable Services operating segment conducts business in North America, South America, Europe, Australia, Africa and Asia.

      The Logistics Management Services segment consists of the audits of freight-related disbursements to identify and recover overpayments. Areas of current specialization include ocean freight, truck freight, rail freight and overnight freight. This operating segment primarily serves businesses located in the United States.

      The Taxation Services segment consists of audits of related disbursements to identify and recover overpayments (primarily within France), obtaining refunds of European value added taxes (“VAT”) for clients located in many parts of the world, and assisting business entities throughout Europe in securing available grants.

      The Communications Services segment consists primarily of various businesses acquired by the Company since 1999 which provide telecommunications auditing, custom application development, and advisory services. Areas of current specialization for advisory services include telecom bill auditing and optimization, call accounting and reporting, contract negotiation and projects requiring secure Internet-based transaction processing. This operating segment primarily serves businesses located in the United States.

      The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant. The following table sets forth segment information for the three and nine month periods ended September 30, 2000 and 1999 (in thousands):

	Accounts	Logistics
	Payable	Management	Taxation	Communications
	Services	Services	Services	Services	Total

Three months ended September 30, 2000

Revenues	$70,351	$5,175	$18,377	$8,070	$101,973

Operating income (loss)	11,560	(1,246)	1,454	(1,408)	10,360
Nine months ended September 30, 2000

Revenues	$196,258	$16,352	$59,591	$17,352	$289,553

Operating income (loss)	30,175	(903)	10,334	(1,217)	38,389
Three months ended September 30, 1999

Revenues	$69,195	$6,659	$13,059	$2,346	$91,259

Operating income (loss)	13,576	3,286	(7,736)	802	9,928
Nine months ended September 30, 1999

Revenues	$183,981	$14,679	$43,789	$3,690	$246,139

Operating income (loss)	26,486	6,411	(5,672)	1,580	28,805

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Acquisitions

      On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder Drew & Associates, Inc. (“Loder Drew”) a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase with initial consideration of $70.0 million in cash and 1.2 million restricted, unregistered shares of the Company’s common stock valued at $11.05 per share. Additionally, the prior owners of Loder Drew received further purchase price consideration in March 1999 of $30.0 million in cash based on the financial performance of Loder Drew for the nine month period ended December 31, 1998, and received purchase price consideration of $40.0 million in cash in the first quarter of 2000 based on the financial performance of Loder Drew for the year ending December 31, 1999. This acquisition resulted in goodwill of $153.6 million, which is being amortized over 25 years using the straight-line method.

      On April 1, 1999, the Company acquired substantially all the assets and assumed certain liabilities of Payment Technologies, Inc. d/b/a PayTech (“PayTech”), a Georgia-based firm in the business of handling freight data, auditing freight bills and other related services. The transaction was accounted for as a purchase, with consideration of $4.9 million in cash and 228,798 restricted, unregistered shares of the Company’s common stock valued at $15.37 per share. The acquisition resulted in goodwill of $8.5 million, which is being amortized over 25 years using the straight-line method.

      On June 14, 1999, the Company acquired the net assets of Invoice and Tariff Management Group, LLC (“ITMG”), a Georgia-based firm in the business of telecommunications recovery auditing and negotiating integrated services contracts with its clients’ telecom suppliers on a gain-share basis. The transaction was accounted for as a purchase and involved initial consideration of $10.9 million in cash and 353,310 restricted, unregistered shares of the Company’s common stock valued at $17.83 per share. The former owners of ITMG were eligible to receive additional purchase price consideration of $5.0 million in cash, (of which $4.0 million was paid) based upon the financial performance of ITMG for the period from acquisition date through September 30, 2000. The payment of the remaining $1.0 million is contingent upon the collection of certain receivables before December 31, 2000. In addition, the former owners are eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31, 2000. This acquisition resulted in goodwill of $23.0 million, which is being amortized over 30 years using the straight-line method.

      On August 19, 1999, the Company acquired Meridian VAT Corporation Limited (“Meridian”). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses by corporate clients. The transaction was accounted for as a pooling-of-interests with consideration of 6,114,375 unregistered shares of the Company’s common stock.

      On August 31, 1999, the Company acquired substantially all the assets and assumed substantially all the liabilities of PRS International, Ltd. (“PRS”). PRS is a Texas-based recovery audit firm servicing primarily middle-market clients in a variety of industrial and commercial sectors. The transaction was accounted for as a pooling-of-interests with consideration of 1,113,043 unregistered shares of the Company’s common stock.

      On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, “Groupe AP”), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million in cash and 356,718 restricted, unregistered shares of the Company’s common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders will also be eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 89.0 million French Francs (approximately $12.0 million at September 30, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company’s common stock. The acquisition resulted in goodwill of $28.9 million, which is being amortized over 20 years using the straight-line method.

      On December 3, 1999, the Company acquired all outstanding shares of Freight Rate Services, Inc. (“FRS”), a freight auditing and consulting firm based in Missouri. The transaction was accounted for as a purchase, with consideration of $1.3 million in cash and 60,223 restricted, unregistered shares of the Company’s common stock valued at $21.47 per share. The acquisition resulted in goodwill of $2.7 million, which is being amortized over 25 years using the straight-line method.

      On December 16, 1999, the Company acquired substantially all net assets of Integrated Systems Consultants, Inc. (“ISC”), a custom application development, consulting and system integration firm located in Atlanta, Georgia. The transaction was accounted for as a purchase, with consideration of $3.0 million in cash and 77,569 restricted, unregistered shares of the Company’s common stock valued at $20.37 per share. The acquisition resulted in goodwill of $4.2 million, which is being amortized over 20 years using the straight-line method.

      On December 28, 1999, the Company acquired the 49% minority ownership interests in two Meridian operating subsidiaries which were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. The transaction was accounted for as a purchase, with consideration of $6.0 million in cash and 158,178 restricted, unregistered shares of the Company’s common stock valued at $12.74 per share. The acquisition resulted in goodwill of $8.8 million, which is being amortized over 20 years using the straight-line method.

      On March 23, 2000, the Company acquired substantially all the assets and assumed certain liabilities of The Right Answer, Inc., a Georgia corporation (“Right Answer”). Right Answer provides advisory services in the area of telecommunications contract negotiations. The transaction was accounted for as a purchase, with consideration of $3.9 million in cash and 54,379 restricted, unregistered shares of the Company’s common stock valued at $13.33 per share. The acquisition resulted in goodwill of $4.4 million, which is being amortized over 20 years using the straight-line method.

      On June 1, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of TSL Services, Inc., a Delaware corporation (“TSL”). TSL specializes in telecom bill auditing and optimization and call accounting and reporting. The transaction was accounted for as a purchase, with consideration of $18.3 million in cash. The acquisition resulted in goodwill of $16.1 million, which is being amortized over 30 years using the straight-line method.

Note I — Cumulative Effect of Accounting Change

      Due to the Company’s continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company made the decision at the conclusion of the second quarter of 1999 to recognize revenue on all of its then existing operations when it invoices clients for its fee. Generally accepted accounting principles required that this change be implemented retroactively to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting of retailers, wholesale distributors and governmental agencies) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million as the cumulative effect of a change in an accounting principle. The cumulative effect of the accounting change was derived as follows (in thousands):

Unbilled contract receivables at December 31, 1998, as adjusted	$69,432

Less: auditor payroll accrual at December 31, 1998, associated with unbilled contract receivables	(21,564)

Subtotal	47,868

Less: related income tax effect at 39.0%	(18,673)

Cumulative effect of accounting change	$29,195

      During years ended December 31, 1998 and prior, the Company recognized revenues on services provided to its historical client base at the time overpayment claims were presented to and approved by its clients, as adjusted for estimated uncollectible claims. Estimated uncollectible claims were initially established, and subsequently adjusted, for each individual client based upon historical collection rates, types of claims identified, current industry conditions, and other factors which, in the opinion of management, deserved recognition. Under this submitted claims basis of revenue recognition, as applied to the Company’s historical client base, the Company recorded revenues at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible claim estimates were directly charged or credited to earnings, as appropriate.

      The Company’s Revenue Recognition Policy has been revised, effective January 1, 1999, as follows:

      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit service to be provided by the Company, (c) client’s duties in assisting and cooperating with the Company, and (d) fees payable to the Company generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified. In the case of prospective Communications Services audits such as telecommunications tariff negotiations conducted by the Company on behalf of its clients, contracts typically provide for a percentage-of-savings fee which is calculated and fixed at the time the new tariff agreement is executed, and is payable to the Company on a current basis.

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

Submitted claims basis of revenue recognition

      With respect to the Company’s present and future operations to secure refunds pursuant to statute or regulation of amounts paid by clients to governmental entities, the Company recognizes revenues at the time refund claims containing all required documentation are filed with appropriate governmental agencies in those instances where historical refund disallowance rates can be accurately estimated. The Company records its fee participation in these refunds at estimated net realizable value without reserves. Accordingly, adjustments to uncollectible fee estimates are charged or credited to earnings, as appropriate.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2000, Meridian was the only unit of the Company utilizing the submitted claims method of revenue recognition.

Note J — Business Acquisition Expense

      Business acquisition expenses of $10.4 million for the three months ended September 30, 1999 and $13.4 million for the nine months ended September 30, 1999 consisted of merger related expenses for the acquisitions of Meridian and PRS and expenses incurred by Meridian with respect to its phantom stock plan.

Note K — Subsequent Event

      Subsequent to September 30, 2000, 85,000 of the restricted shares of common stock issued to certain employees were forfeited by two employees who resigned from their positions with the Company.

      On October 24, 2000, the Company’s Board of Directors approved an increase of $10.0 million to the Company’s share repurchase plan, bringing the total the Company is authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million.

Item  2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and Notes thereto included elsewhere herein.

Overview

      The Company is a leading provider of accounts payable and other recovery audit services to large and mid-size businesses and certain governmental agencies having numerous payment transactions with many vendors. These businesses include but are not limited to retailers, manufacturers, wholesale distributors, technology companies and healthcare providers.

      In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. In addition, the complexity of various tax laws results in over-payments to governmental agencies. Services such as freight and telecommunications provided to businesses under complex pricing arrangements also can result in overpayments. All of these overpayments result in “lost profits”. The Company’s trained, experienced audit specialists use sophisticated proprietary technology and advanced audit techniques and methodologies to identify overpayments to vendors and tax authorities. The Company receives a contractual percentage of overpayments it identifies and its clients recover.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues	55.4	47.6	53.7	52.4

Selling, general and administrative expenses	34.4	30.2	33.0	30.5

Business acquisition expenses	—	11.4	—	5.4

Operating income	10.2	10.8	13.3	11.7

Interest (expense), net	(2.6)	(1.4)	(2.3)	(1.7)

Earnings before income taxes, minority interest and cumulative effect of accounting change	7.6	9.4	11.0	10.0

Income taxes	2.8	6.0	4.1	4.7

Earnings before minority interest and cumulative effect of accounting change	4.8	3.4	6.9	5.3

Minority interest in earnings of consolidated subsidiaries	—	—	—	(0.2)

Earnings before cumulative effect of accounting change	4.8	3.4	6.9	5.1

Cumulative effect of accounting change	—	—	—	(11.9)

Net earnings (loss)	4.8%	3.4%	6.9%	(6.8)%

Three and Nine Month Periods Ended September 30, 2000 Compared to Corresponding Periods of the Prior Year

      Revenues. The Company’s revenues consist principally of contractual percentages of overpayments recovered for clients. The Company’s services and operations are currently grouped into four distinct operating segments: Accounts Payable Services; Logistics Management Services; Taxation Services and Communications Services (see Note G to Condensed Consolidated Financial Statements (Unaudited)). Consolidated revenues increased 11.7% to $102.0 million for the third quarter of 2000, up from $91.3 million in the third quarter of 1999. For the nine months ended September 30, 2000, revenues were $289.6 million or 17.6% higher than revenues of $246.1 million achieved in the corresponding period of 1999.

      The quarter-over-quarter increase in revenues of $10.7 million was driven by increases in both the Communications Services and in the Taxation Services segments. The Communications Services segment increased by approximately $5.7 million in the third quarter of 2000 from the same quarter in 1999, primarily driven by revenues contributed from TSL Services, Inc. (“TSL”) acquired in June, 2000 and from Integrated Systems Consultants, Inc. (“ISC”) acquired in December of 1999. The Taxation Services segment increased approximately $5.3 million in revenues in the third quarter of 2000 versus the same quarter in 1999. The increase in revenues for the Taxation Services segment was the result of both the acquisition of AP SA and its subsidiaries (collectively, “Group AP”) in October of 1999, and the recognition of approximately $1.2 million of non-recurring revenues associated with German VAT claims from prior periods.

      The increase in revenues of $43.4 million for the nine months ended September 30, 2000 compared to the same period of the prior year was due to improved performance in the Company’s Accounts Payable Services, Communications Services and Taxation Services business segments. Year to date revenues through the end of the third quarter of 2000 from the Accounts Payable Services segment increased by approximately $12.3 million. The majority of this improvement was contributed by international accounts as the Company continues to expand its European and Latin American presence. The Communications Services segment increased its year to date revenues through the end of the third quarter of 2000 to $17.4 million, up from $3.7 million from the same time period in 1999. This increase in revenue from the Communications Services segment was due to the acquisition of TSL and ISC. The Taxation Services group revenues increased year-over-year by approximately $15.8 million, driven by the acquisition of Group AP and by an increase in the segment’s VAT recovery services client base.

      Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also, included in cost of revenues are other direct costs incurred by these personnel including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. Cost of revenues as a percentage of revenues increased for both the three and the nine month periods ended September 30, 2000 compared to the same periods of 1999. Cost of revenues was 55.4% of revenues for the third quarter of 2000, up from 47.6% in the comparable quarter of 1999, an increase of 7.8 basis points over the comparable quarter in the prior year. This quarter-over-quarter percentage increase is a result of the acquisitions completed by the Communications Services business segment experiencing a higher cost structure than the business units that comprised the Communications Services segment in the third quarter of 1999, additional personnel costs on certain accounts payable retail audits, and increased costs within the Logistics Management Services segment as the Company positions the segment for future growth. For the nine months ended September 30, 2000, cost of revenues was 53.7% of revenues, a slight increase from 52.4% for the first nine months of 1999.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Selling, general and administrative expenses as a percentage of revenues increased to 34.4% in the third quarter of 2000, up from 30.2% in the comparable period of 1999. For the nine months ended September 30, 2000, selling, general and administrative expense as a percentage of revenues was 33.0%, up from 30.5% in the comparable period of 1999. The quarter-over-quarter and year-over-year increase in selling, general and administrative expenses as a percent of revenues is due to expenditures in the Communications Services and Logistics Management Services business segments as the Company expands business operations to support anticipated future growth, increased goodwill amortization expense due to acquisitions, increased allowance for doubtful accounts receivable, research and development costs related to the Company’s e-Commerce business initiative and costs incurred in connection with branding initiatives.

      In August 1999, the Company acquired Meridian VAT Corporation Limited and PRS International, Ltd. in transactions accounted for as poolings-of-interests. Costs incurred to consummate these transactions and the related phantom stock charge for Meridian totaled $10.4 million in the third quarter of 1999 and $13.4 million during the first nine months of 1999. These costs are charged to operations in the periods incurred, but are non-recurring in nature.

      Operating Income. Operating income increased 4.4% to $10.4 million in the third quarter of 2000, up from $9.9 million in the third quarter of 1999. As a percentage of revenues, operating income declined slightly to 10.2% in the third quarter of 2000, from 10.8% in the third quarter of 1999. For the nine months ended September 30, 2000, operating income increased to 13.3% of revenues from 11.7% of revenues in the comparable period of 1999. During the 1999 periods, operating income was impacted by non-recurring business acquisition expenses related to the acquisition of Meridian VAT Corporation Limited and PRS International, Ltd. These expenses totaled 11.4% and 5.4% of revenues in the three and nine month periods ended September 30, 1999, respectively. Excluding the effects of business acquisition expenses for the 1999 periods, as a percentage of revenues, operating income declined to 10.2% in the third quarter of 2000, from 22.3% in the third quarter of 1999. For the nine months ended September 30, 2000, operating income declined to 13.3% of revenues from 17.1% of revenues in the comparable period of 1999. Other components of the change have been discussed above.

      Interest Expense, Net. The Company incurred net interest expense of approximately $2.6 million in the third quarter of 2000, up from net interest expense of $1.3 million in the third quarter of 1999. For the nine months ended September 30, 2000, the Company incurred net interest expense of $6.8 million compared to $4.3 million during the comparable period of 1999.

      Most of the Company’s interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The quarter over quarter and year over year increase in interest expense is primarily due to increased borrowing levels resulting from the cumulative impact of the acquisitions completed since the first quarter of 1999.

      The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires. Without these acquisitions, the Company’s need for bank borrowings would be minimal.

      Earnings Before Income Taxes, Minority Interest and Cumulative Effect of Accounting Change. Excluding the effects of the nonrecurring business acquisition expenses incurred during 1999, earnings before income taxes, minority interest and cumulative effect of accounting change decreased 59.4% and 16.6%, respectively, in the three and nine months ended September 30, 2000, compared to the same periods of 1999. Components of the change have been discussed above.

      Income Taxes. The provision for income taxes on a quarter and year to date basis for 2000 consists of federal, state and foreign income taxes at a composite effective rate of approximately 37.25%. The composite effective rate on a quarter and year to date basis for 1999 was 63.7% and 47.3%, respectively. The 1999 composite effective rates reflect the impact of nondeductible acquisition costs as a result of the Company’s pooling-of-interest transactions with Meridian VAT Corporation Limited and PRS International, Ltd.

      Minority Interest in Earnings of Consolidated Subsidiaries. Minority interest in earnings of consolidated subsidiaries relates to the 49% minority ownership interests in two Meridian subsidiaries that were not acquired by the Company as part of the Meridian pooling-of-interests acquisition in August 1999. The Company subsequently acquired these minority interests in December 1999.

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

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings (loss) per share increased to 48.9 million during the third quarter of 2000, up 0.9 million shares from 48.0 million during the third quarter of 1999. This increase was comprised primarily of (i) unregistered shares issued by the Company in connection with acquisitions of various companies (ii) restricted, unregistered shares issued by the Company in liquidation of Meridian’s shareholder loans and reduced by (iii) outstanding shares repurchased in the open market under the Company’s publicly announced share repurchase program.

Liquidity and Capital Resources

      The Company has a $200.0 million senior bank credit facility syndicated between ten banking institutions led by Bank of America (formerly NationsBank, N.A.) as agent for the group. Subject to adherence to standard loan covenants, borrowings under the credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. In January 1999, the Company completed a public offering of its common stock. This offering provided net proceeds to the Company of $92.8 million, all of which were used to repay credit facility borrowings. As of September 30, 2000, the Company had outstanding principal borrowings of $152.4 million under this $200.0 million credit facility.

      Net cash provided by operating activities was $18.8 million for the nine months ended September 30, 2000 contrasted with net cash provided by operating activities of $1.6 million during the corresponding period of 1999. The improvement results primarily from an increase in net earnings and increased depreciation and amortization and an increase in accounts payable and accrued expenses, when compared to the same amounts in the earlier period.

      Net cash used in investing activities was $74.8 million during the nine months ended September 30, 2000, up from $58.3 million during the corresponding period of 1999. The increase related primarily to higher amounts of additional purchase price consideration (earnout) paid to the former owners of two acquired businesses.

      Net cash provided by financing activities was $45.3 million during the nine months ended September 30, 2000 and $59.4 million during the nine months ended September 30, 1999. The net cash provided by financing activities during each of the two periods related primarily to proceeds from the Company’s $200.0 million credit facility which were used to fund business acquisitions offset by $18.8 million spent on the purchase of treasury shares. Proceeds from a follow-on common stock offering in the first quarter of 1999 were used to temporarily reduce the amount outstanding under the credit facility. As of December 31, 1999, the Company recorded $45.0 million as accrued business acquisition consideration on its Consolidated Balance Sheet in connection with two acquired recovery audit firms. The Company borrowed $43.0 million under its credit facility in March 2000 and simultaneously paid this amount to the former owners of ITMG and Loder Drew.

      The former owners of ITMG were eligible to receive additional purchase price consideration of $5.0 million in cash, (of which $4.0 million was paid) based upon the financial performance of ITMG for the period from acquisition date through December 31, 1999. The remaining $1.0 million can be earned by the collection of certain receivables before December 31, 2000. The former owners of ITMG are also eligible to receive further purchase price consideration of $15.0 million in cash conditioned on the future financial performance of ITMG for the year ending December 31, 2000. The Company expects to fund these remaining contingent payouts, if any, through additional borrowings under the Company’s credit facility. Additionally, the former private shareholders of Groupe AP are eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 89.0 million French Francs (approximately $12.0 million at September 30, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company’s common stock. The Company expects to fund these remaining contingent payouts through additional borrowings under the Company’s credit facility.

      During the quarter ended September 30, 2000, the Company repurchased approximately 1.9 million shares of its outstanding common stock under the share repurchase program at a cost of approximately $18.6 million. Under the share repurchase program, the Company can purchase up to $50.0 million of its outstanding common stock in the open market. No borrowings under the credit facility were made to fund the purchase of the treasury shares. Currently, the Company anticipates funding additional share repurchases under this program with funds from operations, however, additional borrowings under the credit facility are available, if necessary, to fund the repurchases.

      During the third quarter of 2000, the Company paid $1.8 million to the former participants in the Meridian phantom stock plan. The Company expects to pay an additional $1.7 million to the former participants of the plan by periodic payments through January 2001. These payments are expected to be funded with cash generated from the sale of certain Meridian receivables.

      The Company from time to time issues restricted, unregistered common stock in partial consideration for the business entities it acquires. The timing and quantity of any future securities issuances are not susceptible to estimation. Additionally, if the Company is successful in arranging for future acquisitions, which individually or collectively are large relative to the Company’s size, it may need to secure additional debt or equity financing. There are no current plans to seek such financing.

      The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2001 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

New Accounting Standard

      Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 although earlier application was encouraged. SFAS No. 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133” was issued in June 2000 and amends certain accounting and reporting standards of SFAS 133. The Company has chosen to adopt SFAS No. 133, as amended, effective with its fiscal year, which begins January 1, 2001 and does not believe that it will materially affect its reported results of operations, or financial condition upon adoption.

Additional Commitments and Contingencies

      See the discussion in Note F of the Notes to Condensed Consolidated Financial Statements (Unaudited), which is incorporated herein by reference.

Forward-Looking Statements

      Statements made in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-Q which look forward in time, including without limitation, (1) the Company’s assessment of its obligation to pay contingent consideration to the former equity holders of ITMG and Groupe AP, (2) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (3) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, and (4) statements regarding the Company’s assessment of the likely outcome and impact of the Securities Class Action Litigation, involve risks and uncertainties and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such risks and uncertainties include the following:

•	future performance of the Company’s ITMG and Groupe AP divisions;

•	the possibility of an adverse judgment in the Securities Class Action Litigation;

•	the risk that management’s time and effort will be diverted away from the advancement of the Company’s business by the Securities Class Action Litigation;

•	potential timing issues that could delay revenue recognition:

•	the effect of strikes on the part of foreign governmental employees on the Company’s Taxation Services segment;

•	future weakness in the Euro, the Pound or other currencies of countries in which the Company transacts business;

•	the potential for disappointing results in the U.S. cross-selling program;

•	the possibility that the restructuring of the Communications Services segment will not be effective or will not be accomplished in the projected timeframe;

•	the possibility that the consolidated Logistics Management Services sales force will not gain expected momentum;

•	the effect of the bankruptcy of one or more of the Company’s larger clients

•	unanticipated capital expenditures;

•	the ability of the Company to successfully implement its operating strategy and acquisition strategy;

•	the Company’s ability to manage rapid expansion, including, without limitation, the assimilation of acquired companies;

•	changes in economic cycles;

•	competition from other companies;

•	competition from larger, more established, or more strategically targeted e-Commerce companies;

•	changes in laws and governmental regulations applicable to the Company; and

•	other risk factors detailed in the Company’s Form 10-K for the year ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

      The Company has not conducted transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

PART  II.  OTHER INFORMATION

Item  1.     Legal Proceedings

      Note F of the Notes to Condensed Consolidated Financial Statements (Unaudited) in Part I, Item 1 regarding the Securities Class Action Litigation is incorporated herein by reference.

Item  2.     Changes in Securities and Use of Proceeds

      None.

Item  3.     Defaults Upon Senior Securities

      None.

Item  4.     Submission of Matters to a Vote of Security Holders

      None.

Item  5.     Other Information

      None.

Item  6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s August 9, 2000 Form 8-A/A).
3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to Registrant’s August 9, 2000 Form 8-A/A).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s March 16, 1998 registration statement number 333-46225 of Form S-3).
4.2	—	Rights Agreement, dated as of August 9, 2000 between Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed August 9, 2000).
10.1	—	Seventh Amendment to Credit Agreement dated July 29, 1998 among Bank of America, N.A., formerly NationsBank, N.A., as Agent for the Lenders, The Profit Recovery Group International, Inc., and certain guarantors named therein.
10.2	—	Eighth Amendment to Credit Agreement dated July 29, 1998 among Bank of America, N.A., formerly NationsBank, N.A., as Agent for the Lenders, The Profit Recovery Group International, Inc., and certain guarantors named therein.
27.1	—	Financial Data Schedule for nine months ended September 30, 2000 (for SEC use only).

      (b)  Reports on Form 8-K

      The registrant filed one report on Form 8-K during the quarter ended September 30, 2000:

      (1)  Form 8-K describing the Shareholder Protection Rights Agreement was filed on August 9, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

November 10, 2000	By: /s/ JOHN M. COOK Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ ALLISON ADEN Vice President — Controller (Principal Accounting Officer)