Form 10-K
period 2000-12-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2001-03-27
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-28000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Common shares of the registrant outstanding at February 28, 2001 were 47,502,641. The aggregate market value, as of February 28, 2001, of such common shares held by non-affiliates of the registrant was approximately $290.4 million based upon the last sales price reported that date on the Nasdaq Stock Market of $7.094 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on or about May 25, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-K
                               DECEMBER 31, 2000

                                                                           PAGE
                                                                           ----
Part I
  Item 1.    Business....................................................    1
  Item 2.    Properties..................................................   15
  Item 3.    Legal Proceedings...........................................   15
  Item 4.    Submission of Matters to a Vote of Security Holders.........   15
Part II
  Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters.......................................   16
  Item 6.    Selected Consolidated Financial Data........................   16
  Item 7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................   19
  Item 7A.   Quantitative and Qualitative Disclosures About Market
               Risk......................................................   28
  Item 8.    Financial Statements and Supplementary Data.................   29
  Item 9.    Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure..................................   57
Part III
  Item 10.   Directors and Executive Officers of the Registrant..........   57
  Item 11.   Executive Compensation......................................   57
  Item 12.   Security Ownership of Certain Beneficial Owners and
               Management................................................   57
  Item 13.   Certain Relationships and Related Transactions..............   57
Part IV
  Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.......................................................   57
Signatures...............................................................   60

                                     PART I

ITEM 1.  BUSINESS

     The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is a leading provider of recovery audit, expense containment and knowledge application services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to, the following:

     - retailers such as discount, department, specialty, grocery and drug stores;

     - manufacturers of pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

     - wholesale distributors of computer components, food products and pharmaceuticals; and

     - healthcare providers such as hospitals and health maintenance organizations.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a small number of errors do occur. In the aggregate, these transaction errors can represent meaningful "lost profits" that can be particularly significant for businesses with relatively narrow profit margins. The Company's trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors and tax authorities. In addition, these specialists review clients' current practices and processes related to procurement and other expenses in order to identify solutions to manage and reduce expense levels, as well as apply knowledge and expertise of industry best practices to assist clients in improving their business efficiencies.

     In most instances, the Company receives a contractual percentage of overpayments and other savings it identifies and its clients recover or realize. In other instances, the Company receives a fee for specific services provided.

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest of the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment. The Company's consolidated financial statements have been restated to reflect Meridian, Logistics Management Services, Communications Services, and the Ship & Debit division as discontinued operations for all periods presented. Unless otherwise specifically stated, all financial and statistical information contained herein is presented with respect to continuing operations only.

     The Company currently services approximately 2,500 clients in over 33 different countries outside the United States. The Company's continuing operations have two distinct operating segments consisting of Accounts Payable Services and French Taxation Services. Each segment represents a strategic business unit that offers different types of recovery and cost containment services. See Note 13 of Notes to Consolidated Financial Statements included in
Item 8. of this Form 10-K for the worldwide operating segment disclosures.

     The following discussion includes "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are at times identified by words such as "plans," "intends," "expects," or "anticipates" and words of similar effect and include statements regarding the Company's financial and operating plans and goals. These forward-looking statements include any statements that cannot be assessed until the occurrence of a future event or events. Actual results may differ materially from those expressed in any forward-looking statements due to a variety of factors, including but not limited to those discussed herein and below under "Risk Factors".

THE RECOVERY AUDIT INDUSTRY

     Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex tax and pricing arrangements find it difficult to detect all payment errors. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between the purchasing and accounts payable departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include vendor pricing errors, missed or inaccurate discounts, allowances and rebates, incorrect freight charges and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively narrow profit margins. For example, the Company believes that a typical U.S. retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues.

     Although some businesses routinely maintain internal recovery audit departments assigned to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms are often retained as well due to their specialized knowledge and focused technologies.

     In the U.S., Canada, and Mexico large retailers routinely engage independent recovery audit firms as standard business practice, and businesses in other industries are increasingly using independent recovery audit firms. Outside the U.S., Canada, and Mexico, the Company believes that large retailers and many other types of businesses are also increasingly engaging independent recovery audit firms.

     Businesses are increasing the use of technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information, and remit payments. These paperless transactions are widely referred to as Electronic Data Interchange, or "EDI", and implementation of this technology is maturing. EDI streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

     The Company believes that current global business-to-business e-commerce initiatives involving the internet will ultimately provide technologically-advanced independent recovery audit firms with recovery opportunities that may exceed those existing when EDI is employed solely as a data communications medium. Factors contributing to the Company's belief include the following:

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

     The domestic and international recovery audit industry is characterized by several large and many small, local and regional firms. Many local and regional recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are less equipped to audit large EDI accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes significant opportunities exist for recovery audit firms with a national and international presence, well-trained and experienced professionals, and the advanced technology required to audit increasingly complex accounts payable systems.

     In recent years, the Company has seen increasing competition from the consulting arms of the five largest international accounting firms (the "Big 5"). Historically, the Big 5 have been precluded from providing significant levels of recovery audit services due to the potential for conflicts of interest with audit clients. Additionally, the Big 5 have relied primarily on fee-based arrangements versus the predominant contingency model associated with recovery audit services. Since January 2000, three of the Big 5 have spun off, sold or otherwise granted separate independence to their management consulting units and one other has announced its intention to eventually effect a similar separation. With the potential for conflicts of interest substantially reduced, the Company believes that newly independent Big 5 consulting units may become formidable competitors in the future.

THE PROFIT RECOVERY GROUP SOLUTION

     The Company provides its domestic and international clients with comprehensive recovery audit, expense containment and knowledge application services by using sophisticated proprietary technology and advanced techniques and methodologies, and by employing highly trained, experienced industry specialists. As a result, the Company believes it is able to identify significantly more payment errors and expense containment opportunities than many of its competitors. The Company's technology provides uniform platforms for its auditors to offer consistent and proven audit techniques and methodologies based on a client's size, industry or geographic scope of operations. By leveraging its technology investment across a large client base, the Company is able to continue developing proprietary software tools and expand its technology leadership in the recovery audit industry.

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

THE PROFIT RECOVERY GROUP STRATEGY

     The Company's objective is to be the leading worldwide provider of recovery audit, expense containment and knowledge application services. Its strategy to achieve this objective consists of the following elements:

     - Expand International Operations. Through a combination of opening new offices, expanding revenues within existing offices and acquiring other international audit firms, the Company has grown its non-United States revenues from continuing operations from negligible amounts in the early 1990s to 34.7% of consolidated worldwide revenues in 2000. Long-lived assets from continuing operations in foreign countries have grown to 27.7% of consolidated long-lived assets. During 2001, the Company intends to continue to emphasize the expansion of its existing client base.

     - Continue to Grow the Core U.S. Accounts Payable Business. The Company will continue to focus on retaining and growing its core U.S. accounts payable business by creating a customer-centric organization, maximizing its use of technology, and leveraging the best skilled auditors.

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

     - Promote Outsourcing Arrangements. The Company seeks to capitalize on the growing trend of businesses to outsource internal recovery audit and expense containment efforts. The Company believes that its clients benefit significantly from these outsourcing arrangements because the Company generally completes its audits more quickly, identifies larger claims and executes on cost-saving opportunities more efficiently than internal recovery audit departments. The Company further believes that as clients continue to upgrade their systems, outsourcing arrangements involving recovery audit work will become increasingly prevalent due in part to the absence of traditional "audit trail" documents.

     - Pursue Strategic Acquisitions. The Company intends to pursue making a limited number of strategic acquisitions.

THE PROFIT RECOVERY GROUP SERVICES

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest of the following non-core businesses: Meridian VAT Reclaim within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment. The Company's consolidated financial statements have been restated to reflect Meridian, Logistics Management Services, Communications Service, and Ship & Debit as discontinued operations for all periods presented.

Continuing Operations

     The Company currently conducts its continuing operations through two operational segments as follows:

                                                           RELATIVE PERCENTAGE OF CONSOLIDATED
OPERATIONAL SEGMENTS                                         WORLDWIDE REVENUES DURING 2000
--------------------                                       -----------------------------------
Accounts Payable Services................................                  85.9%
French Taxation Services.................................                  14.1%
                                                                         ------
                                                                          100.0%
                                                                         ======

  Accounts Payable Services

     Through the use of proprietary technology, audit techniques and methodologies, the Company's trained and experienced auditors examine merchandise procurement records on a post-payment basis to identify overpayments resulting from duplicate payments, missed discounts, allowances, rebates and other forms of pricing concessions offered by vendors.

     The Accounts Payable Services segment serves two client types, with each type currently having different service delivery characteristics.

     Services provided to retail and wholesale clients are currently the Company's largest worldwide source of revenues. These services typically recur annually and are largely predictable in terms of estimating the dollar volume of client overpayments which will be ultimately recovered. For most retail/wholesale clients, the Company typically identifies a larger volume of recoveries each year when compared to recoveries realized in the immediate preceding year. This growth generally results from factors such as increasing sophistication of the Company's auditors and software, and continuing client migration toward electronic merchandise procurements which the Company can more thoroughly audit. The Company currently serves retail/wholesale clients on six continents.

     The Company also examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers which are collectively termed as "commercial clients." Services to these types of clients tend to be more rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year-to-year depending on factors such as the size and nature of the client division under audit. The Company's capabilities to serve commercial clients have been formed primarily from the combined operations of Loder, Drew & Associates, Inc. (acquired August 1998) and PRS International, Ltd. ("PRS") (acquired August 1999). Currently, the majority of the Company's commercial clients are located in North America, although expansion to other continents is planned.

  French Taxation Services

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

     The services provided by units within the French Taxation Services division tend to be based upon discrete projects that are typically non-recurring in nature.

Discontinued Operations

     The Company has operations which it plans to divest within the following specialty areas:

  Meridian VAT Reclaim

     In August 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Ireland and specializes in the recovery of value-added taxes ("VAT") paid on business expenses for corporate clients located throughout the world. The services provided to clients by Meridian are typically recurring in nature.

  Logistics Management Services

     Assembled through a series of six business acquisitions completed between 1997 and 1999, the Company's Logistics Management Services operations now maintains the capability to audit on a post-payment or pre-payment basis freight shipment transactions involving air, express, rail, surface and routing compliance and to provide payment services. The Company currently utilizes specialized personnel and sophisticated audit software for each separate freight transportation mode. Identified overpayments relate to such items as duplicate payments, refunds due for late deliveries and application of incorrect tariff rates. In 2000, the Company implemented a web-based platform to provide front-end reporting to clients over the internet.

     Logistics Management Services revenues are typically recurring in nature since freight payments are usually examined on an ongoing basis once the Company has been engaged as a new client.

  Communications Services

     The Communications Services division currently consists of the telecommunications expense recovery, reduction and management unit which was formed by various acquisitions made by the Company. The Communications Services division applies its specialized expertise to historical client telecommunications records to identify and recover refunds of previous overpayments. It also analyzes its clients' current telecommunications invoices, routing patterns and usage volumes in order to renegotiate terms and conditions on its clients' behalf, as well as identify cost saving alternatives. The division also provides expense management services such as invoice processing and call accounting.

  Ship & Debit Division

     The Ship & Debit division is a discrete unit within the Company's Accounts Payable Services segment. The Ship & Debit division provides revenue maximization services to clients in the semiconductor industry using a discrete group of specially trained auditors. Ship & Debit clients generally receive two audits each year.

CLIENT CONTRACTS

     The Company's typical client contract provides that the Company is entitled to a contractual percentage of overpayments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The method of effecting a recovery is often dictated by industry practice. For some services, the client contract provides that the Company is entitled to a fee for the rendering of that service.

     In addition to client contracts, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client.

     The Company recognizes revenue on the invoice basis. Clients are invoiced when it has been determined that they have received economic value, (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from these vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured.

TECHNOLOGY

     The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned data processing facilities in its business. Each of the Company's two operating segments which comprise continuing operations, as well as the operations that the Company plans to divest, employ separate technology.

Continuing Operations

  Accounts Payable Services Audit Technology

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

     The Company has developed and continuously updates and refines its proprietary accounts payable databases to assist it in providing recovery audit services to its domestic retail/wholesale clients. These databases serve as a central repository reflecting its auditors' experiences, vendor practices and knowledge of regional and national pricing information, including seasonal allowances, discounts and rebates. These proprietary databases, however, do not include confidential client information. Auditors use these databases to identify discounts, allowances and other pricing information not previously detected.

  French Taxation Services Audit Technology

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

Discontinued Operations

  Meridian VAT Reclaim Technology

     Meridian utilizes a proprietary software application that assists business clients in the reclaiming of value-added taxes ("VAT"). The functionality of the software includes paper flow monitoring, financial and managerial reporting and Electronic Data Interchange. The paper flow monitoring reflects all stages of the reclaim business process from logging in claims received to printing out checks due to clients. The reporting system produces reports that measure the financial and managerial information for each stage of the business process.

  Logistics Management Services Audit Technology

     The Company's logistics audit activities and clients are currently concentrated in the United States. Discrete sub-units of specialized personnel and systems are dedicated to specific transportation modes such as ocean, overnight air, truck and rail freight. In 2000, the Company implemented a web-based platform to provide front-end reporting to clients over the internet.

  Communications Services Audit Technology

     Although various proprietary processes and databases are used to conduct telecommunications audits, this segment currently relies heavily upon the industry and vendor knowledge possessed by its audit personnel in its expense recovery and reduction service offerings. Delivery of expense management services, particularly call accounting, is more technologically-driven.

     Communications Services utilizes a proprietary web-based software which provides the client with information from the services delivered. The proprietary software is used to facilitate charge back reporting, processing of client invoices and for reporting status on claims and recoveries. Additional proprietary software is used to facilitate data acquisition and production processing allowing for expedient and effective management of the data which results in cost efficiencies.

AUDITOR HIRING AND TRAINING

     Many of the Company's auditors and specialists formerly held finance-related management positions in the industries the Company serves. To meet its growing need for additional auditors, the Company also hires recent college graduates, particularly those with multi-lingual capabilities. While the Company has been able to hire a sufficient number of new auditors to support its growth, there can be no assurance that the Company can continue hiring sufficient numbers of qualified auditors to meet its future needs.

     The Company provides intensive training for auditors utilizing both classroom-type training and self-paced media such as specialized computer-based training modules. All training programs are periodically upgraded based on feedback from auditors and changing industry protocols. Additional on-the-job training provided by experienced auditors enhances the structured training programs and enables newly hired auditors to refine their skills.

CLIENT BASE

     The Company provides its services principally to large and mid-sized businesses having numerous payment transactions with many vendors. Retailers/wholesalers continue to constitute an important part of the Company's client and revenue base. None of the Company's clients individually represented 10% or greater of the Company's consolidated revenues for the year ended December 31, 2000.

SEASONALITY

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes substantially higher revenues and operating income in the last two quarters of its fiscal year.

SALES AND MARKETING

     Each of the Company's two operating segments which comprise continuing operations, as well as each major component of the discontinued operations maintains a relatively autonomous sales and marketing function. Due to the highly confidential and proprietary nature of a business' purchasing patterns and procurement prices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. This type of investigation may include an on-site inspection of the Company's service facilities. The Company has typically found that its service offerings which are the most annuity-like in nature require the longest sales cycle and highest levels of direct person-to-person contact. Conversely, service offerings that are short-term, discrete events such as certain taxation projects are susceptible to more cost effective sales and marketing delivery approaches such as telemarketing.

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

     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company's business, including but not limited to AuditPro(R)(C), eassurance(TM), EAudit(TM), FreightPro(TM), ImagePro(TM), RecoverNow(R), ReportPro(TM) and Sentinel(TM).

COMPETITION

     The recovery audit business is highly competitive and barriers to entry are relatively low. The competitive factors affecting the market for the Company's recovery audit services include:

     - establishing and maintaining client relationships;

     - quality and quantity of claims identified;

     - experience and professionalism of audit staff;

     - rates for services;

     - technology; and

     - geographic scope of operations.

     The Company's principal competitors for accounts payable recovery audit services include many local and regional firms and one firm, Howard Schultz & Associates, Inc., with operations in the U.S. and abroad. The Company's competitors with respect to its French Taxation Services segment include major international accounting firms, tax attorneys and several smaller tax recovery audit firms.

     In recent years, the Company has seen increasing competition from the consulting arms of the five largest international accounting firms (the "Big 5"). Historically, the Big 5 have been precluded from providing significant levels of recovery audit services due to the potential for conflicts of interest with audit clients. Additionally, the Big 5 have relied primarily on fee-based arrangements versus the predominant contingency model associated with recovery audit services. Since January 2000, three of the Big 5 have spun off, sold or otherwise granted separate independence to their management consulting units and one other has announced its intention to eventually effect a similar separation. With the potential for conflicts of interest substantially reduced, the Company believes that newly independent Big 5 consulting units may become formidable competitors in the future.

EMPLOYEES

     At December 31, 2000, the Company had approximately 2,500 employees dedicated to continuing operations, and 800 dedicated to discontinued operations, of whom 1,400 and 600, respectively, were located in the U.S. The majority of the Company's employees are involved in the audit function. The Company believes its employee relations are good.

     Since the Company conducted its operations in a highly decentralized manner during 2000, each of the respective discontinued operations is essentially a discrete operation typically employing its own sales, marketing, finance and human resources personnel.

                                  RISK FACTORS

OUR ANNOUNCED PLANNED DIVESTITURES MAY NOT ACHIEVE ANTICIPATED BENEFITS

     We have previously announced the planned divestiture of our Meridian VAT Reclaim business, our Communications Services segment, our Logistics Management Services segment and our Ship & Debit division within the Accounts Payable Services segment. Although we are currently proceeding to complete these divestitures, there is no guaranty that they can be completed on a timely basis, if at all, or that the businesses to be divested can be disposed of at the prices we anticipate. If we are unable to divest these businesses, if the timing of the divestitures exceeds that anticipated, or if the prices received in the divestitures are lower than expected, we may not achieve the anticipated benefits. For example, we may incur additional losses upon consummation of the divestitures, we may not realize the cost savings anticipated as a result of the divestitures and management's time and attention may be diverted to a greater degree than expected. Any of these events or others could have a material adverse impact on the Company's business, results of operations and liquidity. In addition, the announced intention to dispose of these businesses may result in a diminished value of the assets to be divested through, for example, the loss of customers or key personnel employed by such businesses and therefore diminish expected operating results in these businesses.

ANNUAL COST SAVINGS OF BETWEEN $5 MILLION AND $8 MILLION AS A RESULT OF PLANNED REDUCTIONS IN CORPORATE OVERHEAD MAY NOT BE ACHIEVED

     We have announced our intention to reduce overhead expenses in our Atlanta headquarters office. As a result of this planned reduction, we expect to realize annualized cost savings in continuing operations in 2001 of approximately $5 million to $8 million. Failure to achieve these cost savings as expected could have a material adverse impact on our expected results of operations and liquidity. Although the cost savings are expected to come from a combination of reductions in personnel and other overhead expenses resulting from a streamlining of corporate support responsibilities, changes in accounts payable growth patterns and varying economic conditions could result in unexpected personnel needs or payroll requirements, therefore diminishing expected annualized cost savings.

AN ADVERSE JUDGMENT IN THE SECURITIES ACTION LITIGATION IN WHICH THE COMPANY AND JOHN M. COOK ARE DEFENDANTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND LIQUIDITY

     We and John M. Cook are defendants in three putative class action lawsuits filed on June 6, 2000 in the United States District Court for the Northern District of Georgia, Atlanta Division, which have since been consolidated into one proceeding (the "Securities Class Action Litigation"). A judgment against us in this case could have a material adverse effect on our results of operations and liquidity, while a judgment against Mr. Cook could adversely affect his financial condition and therefore have a negative impact upon his performance as our chief executive officer. Plaintiffs in the Securities Class Action Litigation have alleged in general terms that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in our method of recognizing revenue and in connection with revenue reported for a division. The plaintiffs further allege that these misstatements and omissions led to an artificially inflated price for our common stock during the putative class period which runs from July 19, 1999 to July 26, 2000. This case seeks an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. Although we believe the alleged claims in this lawsuit are without merit and intend to defend the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of this litigation.

IF WE CANNOT INTEGRATE ACQUIRED COMPANIES WITH OUR BUSINESS, OUR PROFITABILITY MAY BE ADVERSELY AFFECTED

     We may be unable to successfully integrate acquired businesses and realize anticipated economic, operational and other benefits in a timely manner. Integration of an acquired business is especially difficult when we acquire a business that is significant in size as compared to us, or that operates in a market in which we have limited or no expertise, or with a corporate culture different from ours. If we are unable to successfully integrate acquired businesses, we may incur substantial costs and delays or other operational, technical or financial problems. In addition, the failure to successfully integrate acquisitions may divert management's attention from our existing business and may damage our relationships with our key clients and employees.

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

WE MAY NOT BE ABLE TO CONTINUE TO IDENTIFY A LARGER VOLUME OF RECOVERIES EACH YEAR FOR THE CLIENTS SERVED BY OUR RETAIL/WHOLESALE OPERATIONS

     For most clients served by our retail/wholesale operations, we typically identify a larger volume of recoveries each year when compared to recoveries realized in the immediately preceding year. There is no guaranty, however, that these larger recoveries will continue. If such recovery increases do not continue, the Company's revenues and operating results would be materially adversely affected. Factors that could prevent recoveries from increasing include, but are not limited to, unexpected advances in technology which significantly reduce the levels of client overpayments and the unexpected reversal of current trends toward the outsourcing of non-core competencies such as recovery audit services.

STRIKES OR OTHER EMPLOYMENT DISRUPTIONS BY OR ON THE PART OF EMPLOYEES OF FOREIGN GOVERNMENTS WITH WHOM THE COMPANY'S FRENCH TAXATION SERVICES DIVISION TRANSACTS BUSINESS COULD HAVE A MATERIAL ADVERSE EFFECT ON THE REVENUES GENERATED BY THE COMPANY'S FRENCH TAXATION SERVICES DIVISION

     Any strike or other disruption of employment by or on the part of the employees of the French government with whom the Company's French Taxation Services division transacts business could significantly delay the recognition of revenue by the French Taxation Services division and cause the Company to fail to achieve its revenue and earnings estimates for one or more quarters or perhaps for an entire fiscal year.

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

WE RELY ON INTERNATIONAL OPERATIONS FOR SIGNIFICANT REVENUES

     Approximately 34.7% of the Company's revenues from continuing operations was generated from international operations in 2000. International operations are subject to risks, including:

     - fluctuations in political and economic instability;

     - difficulties in staffing and managing foreign operations and in collecting accounts receivable;

     - fluctuations in currency exchange rates, particularly weaknesses in the Euro, the pound and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings per share;

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

     Because a significant portion of our revenues come from international operations, the occurrence of any of the above events could materially and adversely affect our business, financial condition and results of operations.

RECOVERY AUDIT SERVICES ARE NOT WIDELY USED IN INTERNATIONAL MARKETS

     We rely heavily on international expansion to achieve our long-term growth objectives. Although our recovery audit services constitute a generally accepted business practice among retailers in the U.S., Canada, and Mexico, our services have not yet become widely used in many international markets. Prospective clients, vendors or other involved parties in foreign markets may not accept our services. The failure of these parties to accept and use our services could have a material adverse effect on our business, financial condition and results of operations.

WE REQUIRE SIGNIFICANT MANAGEMENT AND FINANCIAL RESOURCES TO OPERATE AND EXPAND OUR RECOVERY AUDIT SERVICES INTERNATIONALLY

     In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities. In addition, we have encountered, and expect to continue to encounter, significant expense and delays in expanding our international operations because of language and cultural differences, staffing, communications and related issues. We generally incur the costs associated with international expansion before any significant revenues are generated. As a result, initial operations in a new market typically operate at low margins or may be unprofitable. Because our international expansion strategy will require substantial financial resources, we may incur additional indebtedness or issue additional equity securities which could be dilutive to our shareholders. In addition, financing for international expansion may not be available to us on acceptable terms and conditions.

OUR REVENUE MAY BE ADVERSELY AFFECTED IF WE DO NOT CORRECTLY ESTIMATE OUR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

     We estimate uncollectible levels of accounts receivable on an aggregate basis and reduce earnings quarterly by the amounts of these estimates. Despite our experience in providing accounts payable recovery audit services, our estimates of uncollectible accounts receivable may not be adequate. If we overestimate the amount of accounts receivable we expect to collect, then our future earnings will be reduced, and, as a result, our stock price could decline.

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

OUR FAILURE TO RETAIN THE SERVICES OF MR. COOK COULD ADVERSELY IMPACT OUR CONTINUED SUCCESS

     Our continued success depends largely on the efforts and skills of our executive officers and key employees, particularly John M. Cook. The loss of the services of Mr. Cook could materially adversely affect our business, financial condition and results of operations. We have entered into employment agreements with Mr. Cook and other members of management. We also maintain key man life insurance policies in the aggregate amounts of $13.3 million on the life of Mr. Cook.

WE MAY NOT BE ABLE TO CONTINUE TO COMPETE SUCCESSFULLY WITH OTHER RECOVERY AUDIT FIRMS

     The recovery audit business is highly competitive. Our principal competitors for accounts payable recovery audit services include many local and regional firms and Howard Schultz & Associates, Inc., with operations in the U.S. and abroad. Our competitors for tax recovery audit services in France include major international accounting firms, tax attorneys and several smaller tax recovery audit firms. Also, we believe that newly independent Big 5 consulting units may become formidable competitors in the future. We are uncertain whether we can continue to compete successfully with our competitors. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

OUR ARTICLES OF INCORPORATION, BYLAWS, SHAREHOLDERS' RIGHTS PLAN AND GEORGIA LAW MAY INHIBIT A TAKEOVER OF PRG

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

     Our Articles of Incorporation also permit the Board of Directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. In addition, we have in place a "poison pill" shareholders' rights plan that will trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party which are not approved by the Board of Directors. These provisions also could discourage bids for our shares of common stock at a premium and have a material adverse effect on the market price of our shares.

THE PRICE OF OUR STOCK HAS BEEN VOLATILE AND COULD CONTINUE TO FLUCTUATE SUBSTANTIALLY

     Our common stock is traded on the Nasdaq Stock Market. The market price of our common stock has been volatile, has fluctuated substantially and could continue to do so, based on a variety of factors, including the following:

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

OUR FURTHER EXPANSION INTO ELECTRONIC COMMERCE AUDITING STRATEGIES AND PROCESSES MAY NOT BE PROFITABLE

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

                           FORWARD-LOOKING STATEMENTS

     Some of the information in this Form 10-K contains forward-looking statements which look forward in time and involve substantial risks and uncertainties. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Such statements include, without limitation, the following:

     - statements regarding the anticipated benefits of the planned divestitures;

     - the Company's belief that current business-to-business e-commerce initiatives involving the internet may provide recovery opportunities that exceed those existing when EDI is used;

     - the Company's ability to identify each year a larger volume of recoveries for most of its retail/ wholesale clients;

     - the ability of smaller recovery audit firms to compete in the future without making substantial capital investments;

     - statements that contain projections of the Company's future results of operations or of the Company's financial condition; and

     - statements as to the adequacy of the Company's current working capital.

     There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed under the heading "Risk Factors" in this Item 1., as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted as risk factors above and elsewhere in this Form 10-K could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in approximately 95,000 square feet of office space in Atlanta, Georgia. The Company leases this space under various agreements with primary terms expiring from December 2002 through February 2005. The Company's various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business. Most of the Company's real property leases are individually less than five years in duration. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege in general terms that the Company, John M. Cook, Scott L. Colabuono, and Michael A. Lustig (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C.
sec. 78u-4 et seq. Plaintiffs filed their response to the Motion to Dismiss March 12, 2001 and Defendant's reply in support of that Motion is due on April 11, 2001. The Company believes the alleged claims in this lawsuit are without merit. The Company intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fiscal fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded under the symbol "PRGX" on the Nasdaq Stock Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company's bank credit facility specifically prohibit payment of cash dividends. Shareholder distributions reflected in the Company's Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999 and 1998 relate to the pre-acquisition operations of PRS International, Ltd. which the Company acquired in August 1999 and accounted for under the pooling-of-interests method. As of February 28, 2001, there were approximately 6,000 beneficial holders of the Company's common stock and 333 holders of record. The following table sets forth, for the quarters indicated, the range of high and low prices for the Company's common stock as reported by Nasdaq during 2000 and 1999 and which have been retroactively adjusted, where appropriate, to reflect the Company's 3-for-2 stock split (effected in the form of a stock dividend) paid on August 17, 1999:

2000 CALENDAR QUARTER                                          HIGH     LOW
---------------------                                         ------   ------
1st Quarter.................................................  $33.50   $18.38
2nd Quarter.................................................   20.50    13.06
3rd Quarter.................................................   17.56     7.94
4th Quarter.................................................    9.38     3.75

1999 CALENDAR QUARTER
------------------------------------------------------------
1st Quarter.................................................  $26.67   $18.75
2nd Quarter.................................................   32.25    22.42
3rd Quarter.................................................   45.50    24.83
4th Quarter.................................................   47.50    23.00

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2000. Such historical consolidated financial data as of and for the five years ended December 31, 2000 have been derived from the Company's Consolidated Financial Statements and Notes thereto, which Consolidated Financial Statements as of December 31, 2000 and 1999 and for each of the years in the three-year period ended December 31, 2000 have been audited by KPMG LLP, independent auditors. The Consolidated Balance Sheets as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000 and the independent auditors' report thereon, which in each such year is based partially upon the report of other auditors and refers to changes in accounting for revenue recognition in 2000 and 1999, are included in Item 8. of this Form 10-K. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest of the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment. Selected Consolidated Financial data for the Company have been restated to reflect Meridian, Logistics Management Services, Communications Services, and Ship & Debit as discontinued operations for all periods presented. Selected Consolidated Financial data for the Company was retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of Meridian and PRS International, Ltd. which were acquired in August 1999 and accounted for under the pooling-of-interests method. Further, the Company made the decision in the second quarter of 1999 to recognize revenue on all of its then existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In accordance with the applicable requirements of accounting principles generally accepted in the United States of America, consolidated financial statements for periods prior to 1999 have not been restated. Due to accounting changes and acquisitions accounted for as poolings-of-interests, certain financial statement amounts related to continuing operations for 1999 will not be directly comparable to corresponding amounts for 1998 and prior years, and certain financial statement amounts related to discontinued operations for 2000 will not be directly comparable to corresponding amounts for 1999 and prior years. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8. of this Form 10-K and other financial information appearing elsewhere in this Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                              YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------
                                             2000(12)   1999(2)(10)   1998(1)(3)   1997(1)(4)   1996(1)
                                             --------   -----------   ----------   ----------   -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
     Revenues..............................  $297,089    $280,367      $206,859     $125,171    $85,439
     Cost of revenues......................   156,408     145,949       108,004       65,502     45,227
     Selling, general and administrative
       expenses(5).........................   119,779      90,952        69,917       42,841     28,925
                                             --------    --------      --------     --------    -------
          Operating income.................    20,902      43,466        28,938       16,828     11,287
     Interest (expense), net...............    (8,253)     (4,190)       (2,053)        (383)       (90)
                                             --------    --------      --------     --------    -------
          Earnings from continuing
            operations before income taxes,
            discontinued operations and
            cumulative effect of accounting
            change.........................    12,649      39,276        26,885       16,445     11,197
     Income taxes(6).......................     5,313      15,632         9,948        6,153      7,799
                                             --------    --------      --------     --------    -------
          Earnings from continuing
            operations before discontinued
            operations and cumulative
            effect of accounting change....     7,336      23,644        16,937       10,292      3,398
     Discontinued operations:
          Earnings (loss) from discontinued
            operations, net of income
            taxes(10)......................   (46,464)      3,792        (2,303)        (928)       445
          Gain (loss) on disposal from
            discontinued operations
            including operating results for
            phase out period, net of income
            taxes..........................        --          --            --           --         --
                                             --------    --------      --------     --------    -------
          Earnings (loss) from discontinued
            operations.....................   (46,464)      3,792        (2,303)        (928)       445
                                             --------    --------      --------     --------    -------
          Earnings (loss) before cumulative
            effect of accounting change....   (39,128)     27,436        14,634        9,364      3,843
     Cumulative effect of accounting
       change..............................        --     (29,195)           --           --         --
                                             --------    --------      --------     --------    -------
          Net earnings (loss)..............  $(39,128)   $ (1,759)     $ 14,634     $  9,364    $ 3,843
                                             ========    ========      ========     ========    =======
     Cash dividends per share(11)..........  $     --    $   0.01      $   0.01     $   0.01    $  0.16
                                             ========    ========      ========     ========    =======
  Basic earnings (loss) per share:
     Earnings from continuing operations
       before discontinued operations and
       cumulative effect of accounting
       change..............................  $   0.15    $   0.50      $   0.43     $   0.31    $  0.11
     Discontinued operations...............     (0.95)       0.07         (0.06)       (0.03)      0.02
     Cumulative effect of accounting
       change..............................        --       (0.61)           --           --         --
                                             --------    --------      --------     --------    -------
     Net earnings (loss)...................  $  (0.80)   $  (0.04)     $   0.37     $   0.28    $  0.13
                                             ========    ========      ========     ========    =======
  Diluted earnings (loss) per share:
     Earnings from continuing operations
       before discontinued operations and
       cumulative effect of accounting
       change..............................  $   0.15    $   0.48      $   0.42     $   0.30    $  0.11
     Discontinued operations...............     (0.94)       0.07         (0.06)       (0.03)      0.01
     Cumulative effect of accounting
       change..............................        --       (0.59)           --           --         --
                                             --------    --------      --------     --------    -------
     Net earnings (loss)...................  $  (0.79)   $  (0.04)     $   0.36     $   0.27    $  0.12
                                             ========    ========      ========     ========    =======

                                                                   DECEMBER 31,
                                          ---------------------------------------------------------------
                                          2000(12)   1999(2)(7)   1998(1)(3)(8)   1997(1)(4)   1996(1)(9)
                                          --------   ----------   -------------   ----------   ----------
                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents..........  $ 23,870    $ 22,315      $ 28,000       $ 19,926     $17,056
     Working capital....................   127,958     112,166        45,343         17,946      36,388
     Total assets.......................   464,831     484,719       366,545        117,629      51,936
     Long-term debt, excluding current
       installments and loans from
       shareholders.....................   154,563      95,294       112,886         24,372         716
     Loans from shareholders............        --          --            --             --          52
     Total shareholders' equity.........   239,156     292,500       144,105         45,515      23,570

---------------

 (1) Selected consolidated financial data for the Company as of and for the three years December 31, 1998, as previously reported, have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of Meridian VAT Corporation Limited and PRS International, Ltd. which were each acquired in August 1999 and accounted for under the pooling-of-interests method. See Notes 2 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
 (2) During 1999, the Company completed six acquisitions accounted for as purchases consisting of Payment Technologies, Inc. (April), Invoice and Tariff Management Group, LLC (June), AP SA (October), Freight Rate Services, Inc. (December), Integrated Systems Consultants, Inc. (December) and minority interests in three Japanese subsidiaries of Meridian VAT Corporation Limited (December). See Notes 2 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
 (3) During 1998, the Company completed eight acquisitions accounted for as purchases consisting of Precision Data Link (March), The Medallion Group
     (June), Novexel S.A. (July), Loder, Drew & Associates, Inc. (August), Cost Recovery Professionals Pty Ltd (September), Robert Beck & Associates, Inc. and related businesses (October), IP Strategies SA (November) and Industrial Traffic Consultants, Inc. (December). See Notes 2 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
 (4) During 1997, the Company completed four acquisitions accounted for as purchases consisting of Accounts Payable Recovery Services, Inc. (February), The Hale Group (May), 98.4% of Financiere Alma, S.A. and its subsidiaries (October) and TradeCheck, LLC (November), and one acquisition accounted for as a pooling of interests, Shaps Group, Inc. (January). See Notes 2 and 10 of Notes to Consolidated Financial Statements included in
     Item 8. of this Form 10-K.
 (5) Includes merger-related charges relating to a business acquired under the pooling-of-interests accounting method and certain restructuring charges. See Note 16 of Notes to Consolidated Financial Statements included in Item
     8. of this Form 10-K.
 (6) In connection with the Company's March 1996 initial public offering, all domestic entities became C corporations. As a result of these conversions to C corporations, the Company incurred a charge to operations of $3.7 million in 1996 for cumulative deferred income taxes. The Company's 1996 provision for income taxes of $7.8 million consists of the above-mentioned $3.7 million charge for cumulative deferred income taxes combined with $4.1 million in tax provisions for the three quarters subsequent to the March 26, 1996 initial public offering.
 (7) Balance Sheet Data as of December 31, 1999 reflect the receipt of net proceeds from the Company's January 1999 follow-on public offering. See
     Note 8 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
 (8) Balance Sheet Data as of December 31, 1998 reflect the receipt of net proceeds from the Company's March 1998 follow-on public offering. See Note 8 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
 (9) Balance Sheet Data as of December 31, 1996 reflect the receipt of net proceeds from the Company's March 1996 initial public offering together with the partial use of such proceeds to repay substantially all debt obligations other than certain convertible debentures which were converted to equity immediately prior to the offering.
(10) In 2000 and 1999, the Company changed its method of accounting for revenue recognition. See Notes 2(b) and 1(d) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
(11) Cash dividends per share represent distributions to shareholders of the Company prior to the Company's initial public offering and distributions to the shareholders of PRS International, Ltd.
(12) During 2000, the Company completed two acquisitions accounted for as purchases consisting of The Right Answer, Inc. (March) and TSL Services, Inc. (June). See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is a leading provider of recovery audit, expense containment and knowledge application services to large and mid-size businesses having numerous payment transactions with many vendors.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a small number of errors do occur. In the aggregate, these transaction errors can represent meaningful "lost profits" that can be particularly significant for businesses with relatively narrow profit margins. The Company's trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors and tax authorities. In addition, these specialists review clients' current practices and processes related to procurement and other expenses in order to identify solutions to manage and reduce expense levels, as well as apply knowledge and expertise of industry best practices to assist clients in improving their business efficiencies.

     In proceeding with the Company's strategic realignment initiative, the Company anticipates recognizing certain non-recurring charges related to the termination of certain of personnel during the first quarter of 2001.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999      1998
                                                              ------    ------    ------
STATEMENTS OF OPERATIONS DATA:
  Revenues..................................................  100.0%    100.0%    100.0%
  Cost of revenues..........................................   52.7      52.1      52.2
  Selling, general and administrative expenses..............   40.3      32.4      33.8
                                                              -----     -----     -----
          Operating income..................................    7.0      15.5      14.0
  Interest (expense), net...................................   (2.7)     (1.5)     (1.0)
                                                              -----     -----     -----
          Earnings from continuing operations before income
            taxes, discontinued operations and cumulative
            effect of accounting change.....................    4.3      14.0      13.0
  Income taxes..............................................    1.8       5.6       4.8
                                                              -----     -----     -----
          Earnings from continuing operations before
            discontinued operations and cumulative effect of
            accounting change...............................    2.5       8.4       8.2
  Discontinued operations:
          Earnings (loss) from discontinued operations, net
            of income taxes.................................  (15.7)      1.4      (1.1)
          Gain (loss) on disposal from discontinued
            operations including operating results for phase
            out period, net of income taxes.................     --        --        --
                                                              -----     -----     -----
  Earnings (loss) from discontinued operations..............  (15.7)      1.4      (1.1)
                                                              -----     -----     -----
          Earnings (loss) before cumulative effect of
            accounting change...............................  (13.2)      9.8       7.1
  Cumulative effect of accounting change....................     --     (10.4)       --
                                                              -----     -----     -----
          Net earnings (loss)...............................  (13.2)%    (0.6)%     7.1%
                                                              =====     =====     =====

2000 COMPARED TO 1999

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients. The Company's services from continuing operations are currently grouped into two distinct operating segments: Accounts Payable Services and French Taxation Services (see Note 13 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     Revenues from continuing operations increased 6.0% to $297.1 million in 2000, up from $280.4 million in 1999. This year-over-year increase of $16.7 million was comprised of an increase of $8.7 million from the Accounts Payable Services segment and $8.0 million from the Company's French Taxation Services segment.

     International revenues from continuing operations grew 28.0% to $103.0 million in 2000, up from $80.5 million in 1999. Revenues from the international portion of the Company's Accounts Payable Services segment increased 31.2% to $61.0 million in 2000, up from $46.5 million in 1999. This growth in the Accounts Payable Services segment was driven by new clients and by an expansion of services to existing clients, with the majority of the growth generated in Europe and Latin America. Year-over-year revenue growth in the Company's French Taxation Services segment of 23.5% resulted primarily from the acquisition of AP SA and its subsidiaries (collectively, "Groupe AP") in October 1999.

     Domestic revenues from continuing operations, which are generated entirely by the Company's Accounts Payable Services segment, decreased 2.9% to $194.1 million in 2000, down from $199.9 million in 1999. This decrease was driven by various factors in 2000, including delays or shifts in certain audit starts due to client-specific factors, certain clients that filed bankruptcy, longer than anticipated client recovery of overpayments for certain categories of recoveries, and shortfalls in execution of sales strategies to drive revenue generation.

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

     Cost of revenues as a percentage of revenues from continuing operations increased slightly to 52.7% of revenues in 2000, up from 52.1% of revenues in 1999.

     Internationally, cost of revenues as a percentage of international revenues from continuing operations improved to 46.7% in 2000, down from 49.3% in 1999. This year-over-year reduction in the cost of revenues as a percentage of revenues was primarily driven by improvements in the cost structure of the Company's international component of the Accounts Payable Services segment, most notably in the European and Asia operations. Cost of revenues as a percentage of segment revenues in the Company's French Taxation Services segment for 2000 remained comparable with previous year performance.

     Domestically, cost of revenues as a percentage of domestic revenues from continuing operations increased to 55.8% in 2000, up from 53.1% in 1999. This increase was principally driven by an increase in cost of revenues both as a percentage of revenues and on an absolute basis in the domestic commercial Accounts Payable Services operations, while revenues during this same period were lower. Costs of revenues as a percentage of revenue in the domestic retail/wholesale Accounts Payable Services operations on an absolute basis was comparable for 2000 as compared to 1999.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles.

     Selling, general and administrative expenses, as a percentage of revenues from continuing operations increased to 40.3% in 2000, up from 32.4% in 1999. A significant portion of this year-over-year increase was due to non-recurring charges incurred by the Company during the fourth quarter of 2000 of approximately $9.8 million consisting of: goodwill impairment charges, employee terminations, elimination of duplicate facilities, accounts receivable write-offs, and the write-down of certain property and equipment. In addition, a portion of the year-over-year increase in selling, general and administrative expenses is due to expenditures resulting from the Company's investment in infrastructure to support anticipated future growth, research and development costs related to the Company's e-commerce business initiatives, and costs incurred in connection with the Company's branding initiatives.

     Internationally, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations increased to 32.1% in 2000, up from 28.5% in 1999. This increase was attributed primarily to the above-mentioned goodwill impairment charges related to the acquisition of IP Strategies, part of the French Taxation Services segment. Overall, French Taxation Services experienced an increase in selling, general, and administrative expenses as a percentage of segment revenues to 46.1% in 2000 versus 35.9% in 1999. Selling, general and administrative expenses as a percentage of segment revenues for international Accounts Payable Services decreased slightly to 22.5% in 2000, down from 23.2% in 1999.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations increased to 23.9% in 2000, up from 20.4% in 1999. This increase is attributable to an increase in overhead support dedicated to the Accounts Payable Services business segment.

     Corporate selling, general, and administrative expenses as a percentage of revenues from continuing operations increased to 13.6% in 2000 up, from 9.7% in 1999. This increase is attributed to certain non-recurring charges outlined above.

     In August 1999, the Company acquired PRS International, Ltd. ("PRS") in a transaction accounted for as a pooling-of-interest. Costs incurred to combine the operations of PRS with the existing Accounts Payable Services business resulted in a non-recurring, restructuring charge of $1.1 million to provide for certain employee severance payments and the costs of closing duplicate office facilities.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $14.7 million in 2000 and $9.5 million in 1999.

     Operating Income. Operating income as a percentage of revenues from continuing operations decreased to 7.0% in 2000, down from 15.5% in 1999. Internationally, operating income as a percentage of revenues from continuing operations, excluding corporate overhead, decreased to 21.2% in 2000, from 22.1% in 1999. This decline was driven by a decrease in operating income in French Taxation Services to 13.5% in 2000, down from 23.4% in 1999, for reasons outlined above. Operating income for international Accounts Payable Services improved to 26.5% in 2000, up from 21.2% in 1999, primarily due to strong revenue growth and a reduction in cost of revenues. Domestically, operating income as a percentage of revenues from continuing operations, excluding corporate overhead, decreased to 20.3% in 2000, down from 26.5% in 1999 for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for 2000 was $8.3 million, up from $4.2 million in 1999. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires (see Notes 2 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). Without these acquisitions, the Company's need for bank borrowings would have been minimal.

     Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change decreased 67.8% to $12.6 million in 2000, down from $39.3 million in 1999. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 4.3% in 2000 and 14.0% in 1999.

     Income Taxes. The provisions for income taxes for 2000 and 1999 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 42% in 2000 and 40% in 1999.

     Earnings (Loss) From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable Services business. Under this strategic realignment initiative, the Company will divest of the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment.

     Earnings (loss) from discontinued operations decreased by $50.3 million from earnings of $3.8 million in 1999 to a loss of $46.5 million in 2000. Approximately $34.7 million of this year-over-year decline was due to the Company's decision to retroactively change its method of accounting for revenue recognition for the Meridian and Ship & Debit divisions, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") (see
Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). Additionally, the Company recognized an after tax non-recurring goodwill impairment charge of approximately $15.6 million to adjust the net book value of the goodwill contained within the Communications Services segment.

     If the Company does not divest itself of the non-core businesses within approximately one year, their results may be reconsolidated with the results from continuing operations.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 48.9 million for 2000, up from 47.5 million for 1999. This increase was comprised primarily of (i) restricted, unregistered shares issued by the Company in connection with acquisitions of various companies in 2000 and 1999 (ii) unregistered shares issued by the Company in liquidation of Meridian's shareholder loans in 1999 and reduced by (iii) outstanding shares repurchased in the open market under the Company's publicly announced share repurchase program in 2000 (see Notes 2, 8 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

1999 COMPARED WITH 1998

     As indicated in Note 1(a) and elsewhere in the Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company chose during its quarter ended June 30, 1999, retroactive to January 1, 1999, to recognize revenue for the substantial majority of its operations when it invoices clients for its fee. In accordance with the applicable requirements of accounting principles generally accepted in the United States of America, the consolidated financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT ACCOUNTS FOR 1999 WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR 1998 AND PRIOR YEARS.

     As further indicated in Notes 1(a) and 2 and elsewhere in the Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, during August 1999 the Company acquired Meridian and PRS. These acquisitions were accounted for as poolings-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all prior periods have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the operations of Meridian and PRS.

     Revenues. Revenues from continuing operations increased 35.5% to $280.4 million in 1999, up from $206.9 million in 1998. This year-over-year increase of $73.5 million was driven by similar revenue growth on a percentage basis for both domestic and international operations.

     International revenues from continuing operations grew 34.9% to $80.5 million in 1999, up from $59.7 million in 1998. Revenue increases of 38.0% in the international component of the Accounts Payable Services segment to $46.5 million in 1999, up from $33.7 in 1998, were driven primarily by internal growth resulting from both new clients and additional revenues from existing clients. Revenue growth in the French Taxation Services segment of 30.9% in 1999 compared to 1998 resulted both from internal growth as well as from the acquisitions of Novexel S.A. (1998), IP Strategies SA (1998), and AP SA (1999).

     Domestic revenues from continuing operations, which are generated entirely from the Accounts Payable Services segment, increased 35.8% to $199.9 million in 1999, up from $147.2 million in 1998. Domestic revenue growth in 1999 was driven by a combination of revenues from Accounts Payable companies acquired during 1998 under the purchase method of accounting (Loder, Drew & Associates, and Robert Beck and Associates, Inc. -- see Note 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K), and internal growth resulting from both new clients and additional revenues from existing clients.

     Cost of Revenues. Cost of revenues as a percentage of revenues from continuing operations decreased slightly to 52.1% of revenues in 1999, down from 52.2% of revenues in 1998.

     Internationally, cost of revenues as a percentage of revenues from continuing operations increased to 49.3% in 1999, up from 46.3% in 1998. This higher cost of revenues as a percentage of revenues was primarily due to increases in the Company's international Accounts Payable Services business due to the increased auditor management costs associated with geographic business expansion. Cost of revenues as a percentage of revenues in French Taxation Services improved to 40.7% in 1999 from 41.4% in 1998.

     Domestically, cost of revenues as a percentage of revenues from continuing operations decreased to 53.1% in 1999, down from 54.6% in 1998. This decrease on a percentage basis was driven primarily by an improvement in cost of revenues as a percentage of revenues in the Company's domestic retail/wholesale Accounts Payable portion of its Accounts Payable Services segment. Cost of revenues as a percentage of revenues in the domestic commercial Accounts Payable Services business was slightly higher in 1999 when compared to 1998.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses as a percentage of revenues from continuing operations decreased to 32.4% in 1999, down from 33.8% in 1998.

     Internationally, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations decreased to 28.5% in 1999, down from 35.0% in 1998. This improvement was driven by a decrease in selling, general and administrative expenses in international Accounts Payable Services to 23.2% in 1999, down from 35.3% in 1998, related principally to fixed cost elements being spread over a growing revenue base. Selling, general and administrative expenses as a percentage of revenues for French Taxation Services increased slightly to 35.9% in 1999, up from 34.7% in 1998.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations increased to 20.4% in 1999, up from 19.7% in 1998. This rise in costs was driven by an increase in domestic retail Accounts Payable Services selling, general, and administrative expenses in 1999 from 1998, offset to some extent by a decrease in domestic commercial Accounts Payable Services selling, general, and administrative expenses.

     Corporate selling, general, and administrative expenses as a percentage of revenues from continuing operations was 9.7% in 1999 and 1998.

     In August 1999, the Company acquired PRS in a transaction accounted for as a pooling-of-interest. Costs incurred to combine the operations of PRS with its existing Accounts Payable Services business resulted in a non-recurring, restructuring charge of $1.1 million to provide for certain employee severance payments and the costs of closing duplicate office facilities.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $9.5 million in 1999 and $5.9 million in 1998.

     Operating Income. Operating income as a percentage of revenues from continuing operations increased to 15.5% in 1999, up from 14.0% in 1998. Internationally, operating income as a percentage of revenues from continuing operations, excluding corporate overhead, improved to 22.1% in 1999, up from 18.7% in 1998, as a result of improvements in operating income in international Accounts Payable for reasons outlined above. Operating income for French Taxation Services decreased slightly to 23.4% in 1999, down from 23.9% in 1998. Domestically, operating income as a percentage of revenues from continuing operations, excluding corporate overhead, improved slightly to 26.5% in 1999, up from 25.7% in 1998, driven by an improvement in operating income for domestic commercial Accounts Payable for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for 1999 was $4.2 million, up from $2.1 million in 1998. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires (see Notes 2 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). Without these acquisitions, the Company's need for bank borrowings would have been minimal.

     Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change increased 46.1% to $39.3 million in 1999, up from $26.9 million in 1998. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 14.0% in 1999 and 13.0% in 1998.

     Income Taxes. The provisions for income taxes for 1999 and 1998 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 40% in 1999 and 37% in 1998. Effective tax rates in 1999 are higher than 1998 as a result of business acquisition transactions.

     Earnings (Loss) From Discontinued Operations. Earnings (loss) from discontinued operations improved by $6.1 million from a loss of $2.3 million in 1998 to earnings of $3.8 million in 1999. A substantial portion of this year-over-year increase was attributable to acquisitions that the Company completed in 1999 related to both the Communications Services and the Logistics Management Services segments. Additionally, the Meridian division improved its year-over-year performance by approximately 24.9% in 1999 compared to its 1998 operating income levels.

     If the Company does not divest itself of the non-core businesses within approximately one year, their results may be reconsolidated with the results from continuing operations.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 47.5 million for 1999, up from 39.2 million for 1998. This increase related primarily to 4.1 million common shares issued in a public offering in January 1999 and common shares issued in connection with acquisitions of various companies in 1999 and 1998 (see Notes 2, 8 and 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

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

                                                 2000 QUARTER ENDED                        1999 QUARTER ENDED
                                      ----------------------------------------   ---------------------------------------
                                      MAR. 31    JUNE 30   SEPT. 30   DEC. 31    MAR. 31    JUNE 30   SEPT. 30   DEC. 31
                                      --------   -------   --------   --------   --------   -------   --------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................  $ 63,894   $76,683   $79,087    $ 77,425   $ 56,218   $70,229   $74,472    $79,448
Cost of revenues....................    35,350    38,572    40,594      41,892     32,100    38,091    35,181     40,577
Selling, general and administrative
  expenses..........................    25,910    24,520    28,161      41,188     21,148    21,663    25,516     22,625
                                      --------   -------   -------    --------   --------   -------   -------    -------
        Operating income (loss).....     2,634    13,591    10,332      (5,655)     2,970    10,475    13,775     16,246
Interest (expense), net.............    (1,570)   (2,171)   (2,287)     (2,225)      (781)   (1,003)   (1,102)    (1,304)
                                      --------   -------   -------    --------   --------   -------   -------    -------
Earnings (loss) from continuing
  operations before income taxes,
  discontinued operations and
  cumulative effect of accounting
  change............................     1,064    11,420     8,045      (7,880)     2,189     9,472    12,673     14,942
Income tax expense (benefit)........       447     4,796     3,380      (3,310)       871     3,770     5,044      5,947
                                      --------   -------   -------    --------   --------   -------   -------    -------
Earnings (loss) from continuing
  operations before discontinued
  operations and cumulative effect
  of accounting change..............       617     6,624     4,665      (4,570)     1,318     5,702     7,629      8,995
Discontinued operations:
  Earnings (loss) from discontinued
    operations, net of income
    taxes...........................   (24,413)       24      (236)    (21,839)    (2,164)    4,554    (4,548)     5,950
  Gain (loss) on disposal from
    discontinued operations
    including operating results for
    phase out period, net of income
    taxes...........................        --        --        --          --         --        --        --         --
                                      --------   -------   -------    --------   --------   -------   -------    -------
Earnings (loss) from discontinued
  operations........................   (24,413)       24      (236)    (21,839)    (2,164)    4,554    (4,548)     5,950
                                      --------   -------   -------    --------   --------   -------   -------    -------
Earnings (loss) before cumulative
  effect of accounting change.......   (23,796)    6,648     4,429     (26,409)      (846)   10,256     3,081     14,945
Cumulative effect of accounting
  change............................        --        --        --          --    (29,195)       --        --         --
                                      --------   -------   -------    --------   --------   -------   -------    -------
        Net earnings (loss).........  $(23,796)  $ 6,648   $ 4,429    $(26,409)  $(30,041)  $10,256   $ 3,081    $14,945
                                      ========   =======   =======    ========   ========   =======   =======    =======
Basic earnings (loss) per share:
  Earnings (loss) from continuing
    operations before discontinued
    operations and cumulative effect
    of accounting change............  $   0.01   $  0.13   $  0.10    $  (0.10)  $   0.03   $  0.12   $  0.16    $  0.19
  Discontinued operations...........     (0.49)       --     (0.01)      (0.46)     (0.05)     0.10     (0.09)      0.12
  Cumulative effect of accounting
    change..........................        --        --        --          --      (0.63)       --        --         --
                                      --------   -------   -------    --------   --------   -------   -------    -------
        Net earnings (loss).........  $  (0.48)  $  0.13   $  0.09    $  (0.56)  $  (0.65)  $  0.22   $  0.07    $  0.31
                                      ========   =======   =======    ========   ========   =======   =======    =======
Diluted earnings (loss) per share:
  Earnings (loss) from continuing
    operations before discontinued
    operations and cumulative effect
    of accounting change............  $   0.01   $  0.13   $  0.09    $  (0.10)  $   0.03   $  0.12   $  0.15    $  0.18
  Discontinued operations...........     (0.48)       --        --       (0.46)     (0.05)     0.09     (0.09)      0.11
  Cumulative effect of accounting
    change..........................        --        --        --          --      (0.61)       --        --         --
                                      --------   -------   -------    --------   --------   -------   -------    -------
        Net earnings (loss).........  $  (0.47)  $  0.13   $  0.09    $  (0.56)  $  (0.63)  $  0.21   $  0.06    $  0.29
                                      ========   =======   =======    ========   ========   =======   =======    =======

     The information for the seven quarters ended September 30, 2000, as originally reported prior to presentation of discontinued operations were as follows:

                                                  2000 QUARTER ENDED                    1999 QUARTER ENDED
                                             -----------------------------   ----------------------------------------
                                             MAR. 31   JUNE 30    SEPT. 30   MAR. 31    JUNE 30   SEPT. 30   DEC. 31
                                             -------   --------   --------   --------   -------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................  $81,829   $105,751   $101,973   $ 64,437   $90,443   $91,259    $103,508
Cost of revenues...........................   45,738     53,267     56,541     38,038    47,441    43,411      51,747
Selling, general and administrative
  expenses.................................   31,282     29,264     35,072     22,873    24,660    27,540      27,208
                                             -------   --------   --------   --------   -------   -------    --------
Operating income before business
  acquisition and restructuring expenses...    4,809     23,220     10,360      3,526    18,342    20,308      24,553
Business acquisition and restructuring
  expenses.................................       --         --         --      1,495     1,496    10,380         (30)
                                             -------   --------   --------   --------   -------   -------    --------
        Operating income...................    4,809     23,220     10,360      2,031    16,846     9,928      24,583
Interest (expense), net....................   (1,550)    (2,580)    (2,645)    (1,414)   (1,560)   (1,304)     (1,251)
                                             -------   --------   --------   --------   -------   -------    --------
Earnings before income taxes, minority
  interest and cumulative effect of
  accounting change........................    3,259     20,640      7,715        617    15,286     8,624      23,332
Income taxes...............................    1,214      7,688      2,874      1,386     4,718     5,495       8,467
                                             -------   --------   --------   --------   -------   -------    --------
Earnings (loss) before minority interest
  and cumulative effect of accounting
  change...................................    2,045     12,952      4,841       (769)   10,568     3,129      14,865
Minority interest in (earnings) of
  consolidated subsidiaries................       --         --         --        (77)     (312)      (48)         80
                                             -------   --------   --------   --------   -------   -------    --------
Earnings (loss) before cumulative effect of
  accounting change........................    2,045     12,952      4,841       (846)   10,256     3,081      14,945
Cumulative effect of accounting change.....       --         --         --    (29,195)       --        --          --
                                             -------   --------   --------   --------   -------   -------    --------
        Net earnings (loss)................  $ 2,045   $ 12,952   $  4,841   $(30,041)  $10,256   $ 3,081    $ 14,945
                                             =======   ========   ========   ========   =======   =======    ========
Basic earnings (loss) per share:
  Earnings (loss) before cumulative effect
    of accounting change...................  $  0.04   $   0.26   $   0.10   $  (0.02)  $  0.22   $  0.06    $   0.31
  Cumulative effect of accounting change...       --         --         --      (0.63)       --        --          --
                                             -------   --------   --------   --------   -------   -------    --------
        Net earnings (loss)................  $  0.04   $   0.26   $   0.10   $  (0.65)  $  0.22   $  0.06    $   0.31
                                             =======   ========   ========   ========   =======   =======    ========
Diluted earnings (loss) per share:
  Earnings (loss) before cumulative effect
    of accounting change...................  $  0.04   $   0.26   $   0.10   $  (0.02)  $  .021   $  0.06    $   0.29
  Cumulative effect of accounting change...       --         --         --      (0.63)       --        --          --
                                             -------   --------   --------   --------   -------   -------    --------
        Net earnings (loss)................  $  0.04   $   0.26   $   0.10   $  (0.65)  $  0.21   $  0.06    $   0.29
                                             =======   ========   ========   ========   =======   =======    ========

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes higher revenues and operating income in the last two quarters of its fiscal year. This trend reflects the inherent purchasing and operational cycles of the Company's clients. The Company's larger acquisitions during recent years are not expected to affect this trend because these entities have historically experienced similar seasonality in their revenues and operating income. Should the Company not continue to realize increased revenues in future third and fourth quarter periods, profitability for any affected quarter and the entire year could be materially and adversely affected due to ongoing selling, general and administrative expenses that are largely fixed over the short term.

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $200.0 million senior bank credit facility that is syndicated between nine banking institutions led by NationsBank, N.A. (now Bank of America) as agent for the group. Subject to adherence to standard loan covenants, borrowings under the credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. As of March 13, 2001, the Company had $147.8 million in outstanding principal borrowings under its credit facility.

     Net cash provided by operating activities was $33.5 million in 2000, $5.5 million in 1999 and $15.4 million in 1998. The 2000 improvement related in part to increased managerial emphasis on client billings and cash collections.

     Net cash used in investing activities was $51.7 million in 2000, $45.3 million in 1999 and $96.6 million in 1998. During 2000, 1999 and 1998, the Company spent $44.0 million, $27.2 million and $79.0 million, respectively, as the cash portion of consideration paid to acquire various recovery audit firms.

     Net cash provided by financing activities was $43.6 million in 2000, $84.4 million in 1999 and $128.5 million in 1998. As discussed in Note 8 of the Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company completed an underwritten follow-on stock offering in January 1999.

     Net cash used in discontinued operations was $24.3 million in 2000, $50.3 million in 1999 and $39.2 million in 1998. During 2000, 1999 and 1998, the Company spent $23.8 million, $48.6 million and $34.3 million, respectively, as the cash portion of consideration paid to acquire various recovery audit firms that are currently designated as discontinued operations.

     As discussed in Note 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, at December 31, 1999 the Company recorded $40.0 million as accrued business acquisition consideration. Additionally, as of December 31, 1999 the Company accrued $5.0 million of business acquisition consideration as a component of net assets of discontinued operations on its Consolidated Balance Sheet in connection with an acquired recovery audit firm. $44.0 million was borrowed under the Company's credit facility in 2000 and simultaneously paid to the prior owners of these two firms.

     The private shareholders of Groupe AP are eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 88.7 million French Francs (approximately $12.7 million at December 31, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. The Company currently anticipates paying approximately $7.6 million in cash and issuing approximately $5.1 million in shares of the Company's common stock. The Company expects to fund the cash portion of this anticipated payout through additional borrowings under the Company's credit facility.

     Through March 23, 2001, the Company acquired 23 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

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

     The Company repurchased approximately 2.4 million shares of its outstanding common stock under its share repurchase program at a cost of approximately $21.0 million. Under the share repurchase program, the Company can purchase an additional $29.0 million of its outstanding common stock in the open market. No borrowings under the credit facility were made to fund the purchase of these shares. Currently, the Company anticipates funding additional share repurchases, if any, under this program with funds from operations, however, additional borrowings under the credit facility are available, if necessary, to fund the repurchases.

     As discussed in Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest of the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable segment. Proceeds from the divestiture of these businesses are expected to be used to pay down outstanding principal borrowings under the Company's credit facility.

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2001 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

NEW ACCOUNTING STANDARD

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement, as amended by Statements of Financial Accounting Standards No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 although earlier application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which began January 1, 2001 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian (which was declared a discontinued operation in March
2001) is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses by corporate clients. Meridian periodically utilizes derivative financial instruments to hedge against adverse currency fluctuations since it must transact business using a variety of European and Asian currencies. Meridian had no derivative financial instruments outstanding at December 31, 2000. None of the Company's operating units other than Meridian have historically utilized derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Reports...............................  30, 31
Consolidated Statements of Operations for the Years ended
  December 31, 2000, 1999 and 1998..........................      32
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................      33
Consolidated Statements of Shareholders' Equity for the
  Years ended December 31, 2000, 1999 and 1998..............      34
Consolidated Statements of Cash Flows for the Years ended
  December 31, 2000, 1999 and 1998..........................      35
Notes to Consolidated Financial Statements..................      36

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
The Profit Recovery Group International, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in
Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PRG France, S.A. and subsidiaries, which financial statements reflect total assets constituting 21% and 19% as of December 31, 2000 and 1999, respectively, and total revenues constituting 13%, 11% and 13% in 2000, 1999 and 1998, respectively, of the related consolidated totals. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PRG France, S.A. and subsidiaries, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Profit Recovery Group International, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 2(b) and 1(d) to the consolidated financial statements, the Company changed its method of revenue recognition in 2000 and 1999, respectively.

                                          KPMG LLP

Atlanta, Georgia
March 15, 2001

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
PRG France S.A.

We have audited the consolidated balance sheets of PRG France S.A. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of earnings, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

      ERNST & YOUNG Audit

            Any ANTOLA

          Paris, France
          March 9, 2001

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                             --------------------------------------
                                                                2000          1999          1998
                                                             ----------    ----------    ----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...................................................   $297,089      $280,367      $206,859
Cost of revenues...........................................    156,408       145,949       108,004
Selling, general and administrative expenses (Note 16).....    119,779        90,952        69,917
                                                              --------      --------      --------
          Operating income.................................     20,902        43,466        28,938
Interest (expense), net....................................     (8,253)       (4,190)       (2,053)
                                                              --------      --------      --------
          Earnings from continuing operations before income
            taxes, discontinued operations and cumulative
            effect of accounting change....................     12,649        39,276        26,885
Income taxes (Note 6)......................................      5,313        15,632         9,948
                                                              --------      --------      --------
          Earnings from continuing operations before
            discontinued operations and cumulative effect
            of accounting change...........................      7,336        23,644        16,937
Discontinued operations (Note 2):
  Earnings (loss) from discontinued operations, net of
     income taxes of $(11,141), $4,434 and $1,880 in 2000,
     1999 and 1998, respectively, including cumulative
     effect of accounting change of $(26,145) in 2000......    (46,464)        3,792        (2,303)
  Gain (loss) on disposal from discontinued operations
     including operating results for phase-out period, net
     of income taxes.......................................         --            --            --
                                                              --------      --------      --------
  Earnings (loss) from discontinued operations.............    (46,464)        3,792        (2,303)
                                                              --------      --------      --------
  Earnings (loss) before cumulative effect of accounting
     change................................................    (39,128)       27,436        14,634
Cumulative effect of accounting change (Note 1 (d))........         --       (29,195)           --
                                                              --------      --------      --------
          Net earnings (loss)..............................   $(39,128)     $ (1,759)     $ 14,634
                                                              ========      ========      ========
Basic earnings (loss) per share (Note 15):
          Earnings from continuing operations before
            discontinued operations and cumulative effect
            of accounting change...........................   $   0.15      $   0.50      $   0.43
          Discontinued operations..........................      (0.95)         0.07         (0.06)
          Cumulative effect of accounting change...........         --         (0.61)           --
                                                              --------      --------      --------
          Net earnings (loss)..............................   $  (0.80)     $  (0.04)     $   0.37
                                                              ========      ========      ========
Diluted earnings (loss) per share (Note 15):
          Earnings from continuing operations before
            discontinued operations and cumulative effect
            of accounting change...........................   $   0.15      $   0.48      $   0.42
          Discontinued operations..........................      (0.94)         0.07         (0.06)
          Cumulative effect of accounting change...........         --         (0.59)           --
                                                              --------      --------      --------
          Net earnings (loss)..............................   $  (0.79)     $  (0.04)     $   0.36
                                                              ========      ========      ========
Pro forma amounts, assuming the new accounting method is
  applied retroactively (Note 1(d)):
       Earnings from continuing operations.................                               $  5,295
                                                                                          ========
       Basic earnings per share from continuing
          operations.......................................                               $   0.13
                                                                                          ========
       Diluted earnings per share from continuing
          operations.......................................                               $   0.13
                                                                                          ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                               EXCEPT SHARE AND
                                                                PER SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 23,870   $ 22,315
  Receivables:
    Contract receivables, less allowance for doubtful
     accounts of $5,243 in 2000 and $3,624 in 1999..........    67,399     61,722
    Employee advances and miscellaneous receivables.........     5,073      8,553
                                                              --------   --------
        Total receivables...................................    72,472     70,275
                                                              --------   --------
  Prepaid expenses and other current assets.................     3,470      2,109
  Deferred income taxes (Note 6)............................    12,565      5,814
  Net assets of discontinued operations (Note 2)............    79,534    101,101
                                                              --------   --------
        Total current assets................................   191,911    201,614
                                                              --------   --------
Property and equipment:
  Computer and other equipment..............................    49,708     42,803
  Furniture and fixtures....................................     3,755      4,046
  Land and buildings........................................        --      1,412
  Leasehold improvements....................................     5,957      5,217
                                                              --------   --------
                                                                59,420     53,478
  Less accumulated depreciation and amortization............    32,516     20,453
                                                              --------   --------
        Property and equipment, net.........................    26,904     33,025
                                                              --------   --------
Noncompete agreements, less accumulated amortization of
  $6,707 in 2000 and $5,796 in 1999.........................       937      1,711
Deferred loan costs, less accumulated amortization of $1,341
  in 2000 and $795 in 1999..................................     1,701      1,492
Goodwill, less accumulated amortization of $23,469 in 2000
  and $12,842 in 1999.......................................   235,153    240,775
Deferred income taxes (Note 6)..............................     6,236      5,505
Other assets................................................     1,989        597
                                                              --------   --------
                                                              $464,831   $484,719
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to bank.....................................  $     --   $    736
  Current installments of long-term debt (Note 4)...........       391      1,014
  Accounts payable and accrued expenses.....................    17,284     13,224
  Accrued business acquisition consideration (Note 10)......     7,567     40,000
  Accrued payroll and related expenses......................    38,017     33,051
  Deferred tax recovery audit revenue.......................       694      1,423
                                                              --------   --------
        Total current liabilities...........................    63,953     89,448
Long-term debt, excluding current installments (Note 4).....   154,563     95,294
Deferred compensation (Note 7)..............................     5,615      4,656
Other long-term liabilities.................................     1,544      2,821
                                                              --------   --------
        Total liabilities...................................   225,675    192,219
                                                              --------   --------
Shareholders' equity (Notes 2, 4, 7, 8, 10 and 11):
  Preferred stock, no par value. Authorized 500,000 shares;
    no shares issued or outstanding in 2000 and 1999........        --         --
  Participating preferred stock, no par value. Authorized
    500,000 shares; no shares issued or outstanding in 2000
    and 1999................................................        --         --
  Common stock, no par value; $.001 stated value per share.
    Authorized 200,000,000 shares; issued 49,912,231 shares
    in 2000 and 49,363,044 shares in 1999...................        50         49
  Additional paid-in capital................................   316,127    302,455
  Accumulated deficit.......................................   (40,035)      (907)
  Accumulated other comprehensive loss......................   (14,237)    (9,097)
  Treasury stock at cost, 2,435,990 shares in 2000..........   (21,024)        --
  Unearned portion of restricted stock......................    (1,725)        --
                                                              --------   --------
        Total shareholders' equity..........................   239,156    292,500
                                                              --------   --------
Commitments and contingencies (Notes 2, 3, 4, 5, 8, 9, and
  10)
                                                              $464,831   $484,719
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                             ACCUMULATED
                                                                                OTHER
                                                                            COMPREHENSIVE
                                                               RETAINED     (LOSS) FOREIGN               UNEARNED
                               COMMON STOCK     ADDITIONAL     EARNINGS        CURRENCY                 PORTION OF
                              ---------------    PAID-IN     (ACCUMULATED    TRANSLATION     TREASURY   RESTRICTED
                              SHARES   AMOUNT    CAPITAL       DEFICIT)      ADJUSTMENTS      STOCK       STOCK
                              ------   ------   ----------   ------------   --------------   --------   ----------
                                                                 (IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1997.......................  34,981    $35      $ 57,629      $(10,964)       $ (1,149)     $     --    $    --
Comprehensive income:
 Net earnings...............      --     --            --        14,634              --            --         --
 Other comprehensive loss --
   foreign currency
   translation
   adjustments..............      --     --            --            --          (1,176)           --         --
 Comprehensive income.......      --     --            --            --              --            --         --
Issuances of common stock:
 Issuances under employee
   stock option plans
   (including tax benefits
   of $1,096)...............     341     --         4,365            --              --            --         --
 Other common stock
   issuances................   6,926      7        81,163            --              --            --         --
Distributions to former Sub
 S shareholders.............      --     --            --          (439)             --            --         --
                              ------    ---      --------      --------        --------      --------    -------
BALANCE AT DECEMBER 31,
 1998.......................  42,248     42       143,157         3,231          (2,325)           --         --
Reclassification of S
 Corporation earnings of
 PRS........................      --     --         1,766        (1,766)             --            --         --
Comprehensive loss:
 Net loss...................      --     --            --        (1,759)             --            --         --
 Other comprehensive loss --
   foreign currency
   translation
   adjustments..............      --     --            --            --          (6,772)           --         --
 Comprehensive loss.........      --     --            --            --              --            --         --
Issuances of common stock:
 Issuances under employee
   stock option plans
   (including tax benefits
   of $3,551)...............     421     --         7,599            --              --            --         --
 Other common stock
   issuances................   5,657      6       118,504            --              --            --         --
Distributions to former Sub
 S shareholders.............      --     --            --          (613)             --            --         --
Conversion of shareholder
 loans......................   1,037      1        30,391            --              --            --         --
Transaction costs paid
 directly by shareholders...      --     --         1,070            --              --            --         --
Fractional shares paid in
 cash.......................      --     --           (32)           --              --            --         --
                              ------    ---      --------      --------        --------      --------    -------
BALANCE AT DECEMBER 31,
 1999.......................  49,363     49       302,455          (907)         (9,097)           --         --
Comprehensive loss:
 Net loss...................      --     --            --       (39,128)             --            --         --
 Other comprehensive loss --
   foreign currency
   translation
   adjustments..............      --     --            --            --          (5,140)           --         --
 Comprehensive loss.........      --     --            --            --              --            --         --
Issuances of common stock:
 Issuances under employee
   stock option plans
   (including tax benefits
   of $2,165)...............     241      1         7,770            --              --            --     (1,725)
 Other common stock
   issuances................     308     --         5,902            --              --            --         --
Treasury shares repurchased
 (2,436 shares).............      --     --            --            --              --       (21,024)        --
                              ------    ---      --------      --------        --------      --------    -------
BALANCE AT DECEMBER 31,
 2000.......................  49,912    $50      $316,127      $(40,035)       $(14,237)     $(21,024)   $(1,725)
                              ======    ===      ========      ========        ========      ========    =======


                                                  TOTAL
                              COMPREHENSIVE   SHAREHOLDERS'
                              INCOME (LOSS)      EQUITY
                              -------------   -------------
                                     (IN THOUSANDS)
BALANCE AT DECEMBER 31,
 1997.......................    $     --        $ 45,551
Comprehensive income:
 Net earnings...............      14,634          14,634
 Other comprehensive loss --
   foreign currency
   translation
   adjustments..............      (1,176)         (1,176)
 Comprehensive income.......      13,458              --
Issuances of common stock:
 Issuances under employee
   stock option plans
   (including tax benefits
   of $1,096)...............          --           4,365
 Other common stock
   issuances................          --          81,170
Distributions to former Sub
 S shareholders.............          --            (439)
                                --------        --------
BALANCE AT DECEMBER 31,
 1998.......................          --         144,105
Reclassification of S
 Corporation earnings of
 PRS........................          --              --
Comprehensive loss:
 Net loss...................      (1,759)         (1,759)
 Other comprehensive loss --
   foreign currency
   translation
   adjustments..............      (6,772)         (6,772)
 Comprehensive loss.........      (8,531)             --
Issuances of common stock:
 Issuances under employee
   stock option plans
   (including tax benefits
   of $3,551)...............          --           7,599
 Other common stock
   issuances................          --         118,510
Distributions to former Sub
 S shareholders.............          --            (613)
Conversion of shareholder
 loans......................          --          30,392
Transaction costs paid
 directly by shareholders...          --           1,070
Fractional shares paid in
 cash.......................          --             (32)
                                --------        --------
BALANCE AT DECEMBER 31,
 1999.......................          --         292,500
Comprehensive loss:
 Net loss...................     (39,128)        (39,128)
 Other comprehensive loss --
   foreign currency
   translation
   adjustments..............      (5,140)         (5,140)
 Comprehensive loss.........     (44,268)             --
Issuances of common stock:
 Issuances under employee
   stock option plans
   (including tax benefits
   of $2,165)...............          --           6,046
 Other common stock
   issuances................          --           5,902
Treasury shares repurchased
 (2,436 shares).............          --         (21,024)
                                --------        --------
BALANCE AT DECEMBER 31,
 2000.......................    $     --        $239,156
                                ========        ========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................  $(39,128)  $ (1,759)  $  14,634
  Cumulative effect of accounting change....................        --     29,195          --
  (Earnings) loss from discontinued operations..............    46,464     (3,792)      2,303
                                                              --------   --------   ---------
  Earnings from continuing operations.......................     7,336     23,644      16,937
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................    28,880     19,120      11,203
    Loss on sale of property and equipment..................        --         47         168
    Restricted stock compensation expense...................       247         --          --
    Interest accrued on shareholder loans...................        --        860          --
    Deferred compensation expense...........................       950        783         890
    Deferred income taxes, net of cumulative effect of
      accounting change.....................................    (7,482)      (115)      3,826
  Changes in assets and liabilities, net of effects of
    acquisitions:
    Receivables.............................................    (2,488)   (40,953)    (35,400)
    Prepaid expenses and other current assets...............    (1,499)       531         (41)
    Other assets............................................    (1,391)     1,005        (443)
    Accounts payable and accrued expenses...................     7,763     (3,290)     (1,135)
    Accrued payroll and related expenses....................     5,450      4,303      19,156
    Deferred tax recovery audit revenue.....................      (630)       (57)        125
    Other long-term liabilities.............................    (3,633)      (402)        139
                                                              --------   --------   ---------
         Net cash provided by operating activities..........    33,503      5,476      15,425
                                                              --------   --------   ---------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (7,730)   (18,062)    (17,628)
  Acquisitions of businesses (net of cash acquired).........   (44,000)   (27,191)    (79,008)
                                                              --------   --------   ---------
         Net cash used in investing activities..............   (51,730)   (45,253)    (96,636)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Net proceeds (repayments) of notes payable to bank........    (1,187)       686         (31)
  Proceeds from issuance of long-term debt..................    60,635     75,399     112,640
  Proceeds from loans from shareholders.....................        --      2,061          --
  Acquisition costs paid directly by former PRS
    shareholders............................................        --      1,070          --
  Repayments of long-term debt..............................        --    (96,527)    (24,924)
  Payments for deferred loan costs..........................      (650)      (249)     (1,797)
  Net proceeds from common stock issuances..................     5,784    102,575      43,031
  Distributions to former Sub S shareholders................        --       (613)       (439)
  Purchase of treasury shares...............................   (21,024)        --          --
                                                              --------   --------   ---------
         Net cash provided by financing activities..........    43,558     84,402     128,480
                                                              --------   --------   ---------
Net cash used in discontinued operations....................   (24,271)   (50,310)    (39,195)
Effect of exchange rates on cash and cash equivalents.......       495         --          --
                                                              --------   --------   ---------
         Net change in cash and cash equivalents............     1,555     (5,685)      8,074
Cash and cash equivalents at beginning of year..............    22,315     28,000      19,926
                                                              --------   --------   ---------
Cash and cash equivalents at end of year....................  $ 23,870   $ 22,315   $  28,000
                                                              ========   ========   =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest..................  $  5,340   $  2,518   $   2,274
                                                              ========   ========   =========
    Cash paid during the year for income taxes, net of
      refunds received......................................  $ 14,120   $ 15,451   $   6,493
                                                              ========   ========   =========
Supplemental disclosure of noncash investing and financing
  activities:
  In conjunction with acquisitions of businesses, the
    Company assumed liabilities as follows:
  Fair value of assets acquired.............................  $ 67,729   $112,479   $ 199,034
  Cash paid for the acquisitions(net of cash acquired)......   (66,294)   (75,821)   (113,340)
  Fair value of shares issued for acquisitions..............      (725)   (23,267)    (42,504)
                                                              --------   --------   ---------
         Liabilities assumed................................  $    710   $ 13,391   $  43,190
                                                              ========   ========   =========
  Shareholder loans contributed to capital by former equity
    shareholders of Meridian................................  $     --   $ 30,391   $      --
                                                              ========   ========   =========

          See accompanying Notes to Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000, 1999 AND 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

  Description of Business

     The principal business of The Profit Recovery Group International, Inc. and subsidiaries (the "Company") is providing recovery audit, expense containment and knowledge application services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to, the following:

     - retailers such as discount, department, specialty, grocery and drug stores;

     - manufacturers of pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

     - wholesale distributors of computer components, food products and pharmaceuticals; and

     - healthcare providers such as hospitals and health maintenance organizations.

     The Company currently services approximately 2,500 clients in over 33 different countries outside the United States.

  Basis of Presentation

     As indicated in Note 1 (d), the Company made the decision in the second quarter of 1999, to recognize revenue on all of its then existing operations when it invoices clients for its fee, retroactive to January 1, 1999. In accordance with the applicable requirements of accounting principles generally accepted in the United States of America, financial statements for periods prior to 1999 have not been restated. AS A RESULT, CERTAIN FINANCIAL STATEMENT AMOUNTS FOR 1999 WILL NOT BE DIRECTLY COMPARABLE TO CORRESPONDING AMOUNTS FOR 1998.

     As indicated in Note 10, the Company acquired PRS International, Ltd. ("PRS") in August 1999. This acquisition was accounted for as a pooling-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all prior periods have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of PRS.

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

     Certain reclassifications have been made to 1999 and 1998 amounts to conform to the presentation in 2000.

(b) Principles of Consolidation

     The consolidated financial statements include the financial statements of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. A material estimate that is particularly susceptible to change is the estimation of uncollectible claims when the submitted claims basis of revenue recognition is used (see (d) Revenue Recognition).

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(c) Discontinued Operations

     Financial statements for years prior to 2000 have been restated to separately report results of discontinued operations from results of continuing operations. Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

(d) Revenue Recognition

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company made the decision at the conclusion of the second quarter of 1999 to recognize revenue on all of its then existing operations when it invoices clients for its fee. Accounting principles generally accepted in the United States of America required that this change be implemented retroactively to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting of retailers, wholesale distributors and governmental agencies) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in an accounting principle. The cumulative effect of the accounting change was derived as follows (in thousands):

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

     In addition to contractual provisions, most clients also establish specific procedural guidelines which the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. The Company recognizes revenues on the invoice basis. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value, (generally through credits

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met:
(a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured.

(e) Cash Equivalents

     Cash equivalents at December 31, 2000 and 1999 included $0.9 million and $-0- million, respectively, of temporary investments held at U.S. banks. Cash equivalents at December 31, 2000 and 1999 also included $7.1 million and $5.1 million, respectively, held at a French bank by certain of the Company's French subsidiaries.

     From time to time, the Company invests excess cash in reverse repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future reverse repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the reverse repurchase agreement amount. No such reverse purchase agreements were outstanding at December 31, 2000 or 1999.

(f) Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (3 years for computer and other equipment and 5 years for furniture and fixtures). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated life of the asset. Internally developed software is amortized over expected useful lives ranging from three to seven years.

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

(i) Intangibles

     Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company evaluates the unique relevant aspects of each individual acquisition when establishing an appropriate goodwill amortization period, and amortizes all goodwill amounts on a straight-line basis. Goodwill recorded as of December 31, 2000 is being amortized over periods ranging from seven to 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if projected future operating cash flows are not achieved.

     During the fourth quarter of 2000, the Company determined that the net book value of goodwill recorded for one of the Company's business units exceeded the projected undiscounted future operating cash flows of that business unit. Accordingly, the Company recognized a goodwill impairment charge of approximately $3.0 million to adjust the net book value of the goodwill to the sum of the projected discounted future operating cash flows.

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

(k) Foreign Currency Translation

     The local currency has been used as the functional currency in the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders' equity. Translation gains and losses included in results of operations are not material.

(l) Earnings Per Share

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the year, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities.

(m) Employee Stock Options

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied. The

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. The Company recognizes compensation expense on the straight line basis for compensatory stock awards with ratable vesting.

(n) Comprehensive Income

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net earnings (loss) and foreign currency translation adjustments, and is presented in the accompanying Consolidated Statements of Shareholders' Equity. The adoption of SFAS No. 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

(2)  DISCONTINUED OPERATIONS

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest of the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment.

     The non-core businesses to be divested are comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisition of Meridian was accounted for as a pooling-of-interests, in which the Company issued 6,114,375 unregistered shares of the Company's common stock. The other acquisitions which comprise the remainder of non-core businesses to be divested were accounted for as purchases with collective consideration paid of $61.5 million in cash and 2,044,206 restricted, unregistered shares of the Company's common stock.

     The Company's consolidated financial statements have been restated to reflect Meridian, Logistics Management Services, Communications Services, and Ship & Debit as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Meridian, Logistics Management Services and Communications Services for segment reporting purposes. The amounts include interest on debt and an allocation of the interest on the Company's general credit facility. Interest allocated to discontinued operations was $2.9 million, $0.9 million and $1.4 million in 2000, 1999 and 1998, respectively.

     Summarized financial information for the discontinued operations is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
                                                              (IN THOUSANDS)
Revenues............................................   $80,850     $69,280    $35,286

                                                          DECEMBER 31,
                                                      --------------------
                                                        2000        1999
                                                      --------    --------
                                                         (IN THOUSANDS)
Current assets......................................  $ 43,069    $ 49,878
Total assets........................................   125,936     139,673
Total current liabilities...........................    46,200      38,572
Total liabilities...................................    46,402      38,572
Net assets of discontinued operations...............    79,534     101,101

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(a) Charges Taken in Discontinued Operations

     During the fourth quarter of 2000, the Company recognized approximately $29.4 million of nonrecurring charges (including goodwill impairment charges) related to discontinued operations.

     The Company determined that the net book value of goodwill recorded for certain of the discontinued operations exceeded the projected undiscounted future operating cash flows of those business units. Accordingly, the Company recognized a goodwill impairment charge of approximately $25.7 million to adjust the net book value of the goodwill to the sum of the projected discounted future operating cash flows.

     Additionally, during the fourth quarter of 2000, the Company recognized charges of approximately $2.4 million related to the write-off of certain accounts receivable balances that were determined to be uncollectible, $0.8 million for employee termination benefits, $0.3 million related to the forgiveness of certain employee advances and $0.2 million in exit costs related to certain facilities.

(b) Revenue Recognition -- Conversion to Cash Basis for Certain Discontinued Operations

     In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company has changed its method of accounting for revenues for Meridian retroactively to January 1, 2000. Based upon the guidance in SAB 101, the Company defers recognition of revenues to the accounting period when cash received from the foreign governments reimbursing value-added tax claims is transferred to Meridian's clients. In 1999 and prior periods, under the prior method of accounting, revenues were recognized at the time refund claims containing all required documentation were filed with appropriate governmental agencies in those instances where historical refund disallowance rates could be accurately estimated. The Company has recorded a non-cash, after-tax charge as of January 1, 2000, of $24.1 million related to Meridian's cumulative effect of a change in accounting principle as part of the loss from discontinued operations.

     Additionally, in consideration of the guidance under SAB 101, the Company has changed its method of accounting for revenues for Ship & Debit retroactively to January 1, 2000. Based upon the guidance, the Company defers recognition of revenues to the accounting period when cash is received by the client. In 1999 and prior periods, under the prior method of accounting, revenues were recognized at the time that the Company invoiced clients for its fee. The Company has recorded a non-cash, after-tax charge as of January 1, 2000 of $2.0 million related to Ship & Debit's cumulative effect of a change in accounting principle as part of the loss from discontinued operations.

(3)  RELATED PARTY TRANSACTIONS

     Financial advisory and management services historically have been provided to the Company by two directors who are also shareholders of the Company. Such services by directors aggregated $39,000 in 2000, $64,000 in 1999, and $140,000 in 1998. The Company will continue to utilize the services provided by one director, and, as such, has agreed to pay that director a minimum of $72,000 in 2001 for financial advisory and management services.

     As indicated in Note 2, the Company acquired Meridian in August 1999 in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all periods presented (which are now included in discontinued operations) have been retroactively restated, as required under generally accepted accounting principles, to include the accounts of Meridian. As of December 31, 1998, Meridian's separate balance sheet included $27.5 million in long-term loans due to its two principal shareholders. These loans plus additional borrowings in 1999 were converted into equity at their estimated fair value during August 1999 concurrent with completion of the merger.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(4) LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Principal outstanding under $200.0 million senior bank
  credit facility (with weighted average interest rates of
  7.45% and 7.24% at December 31, 2000 and 1999,
  respectively). Principal due on July 29, 2003 at credit
  facility maturity.........................................  $153,361    $92,811
Other.......................................................     1,593      3,497
                                                              --------    -------
                                                               154,954     96,308
Less current installments...................................       391      1,014
                                                              --------    -------
          Long-term debt, excluding current installments....  $154,563    $95,294
                                                              ========    =======

     On July 29, 1998, the Company replaced its then existing $30.0 million senior bank credit facility with a five-year, $150.0 million senior bank credit facility. Subject to adherence to standard loan covenants, borrowings under the new credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. The Company transferred $5.4 million in outstanding borrowings to the new credit facility on July 29, 1998. On September 18, 1998, the Company increased its credit facility from $150.0 million to $200.0 million and the facility was syndicated between nine banking institutions led by NationsBank, N.A. (now Bank of America) as agent for the group. The Company is not required to make principal payments under the credit facility until its maturity on July 29, 2003 unless the Company violates its debt covenants. The credit facility is secured by substantially all assets of the Company and interest on borrowings can be tied to either prime or LIBOR at the Company's discretion. The credit facility requires a fee for committed but unused credit capacity which can range between .20% and .50% per annum depending upon the Company's leverage ratio. As of December 31, 2000, the applicable rate for unused credit capacity was .50%. The credit facility contains customary covenants, including financial ratios and the prohibition of cash dividend payments to shareholders. At December 31, 2000, the Company was in compliance with all such covenants.

     Approximate future minimum annual principal payments for long-term debt for each of the four years subsequent to December 31, 2000 are as follows (in thousands):

2001........................................................  $    391
2002........................................................       658
2003........................................................   153,765
2004........................................................       140
                                                              --------
                                                              $154,954
                                                              ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(5)  LEASE COMMITMENTS

     The Company is committed under noncancelable operating lease arrangements for facilities and equipment. Rent expense for 2000, 1999, and 1998 was $7.6 million, $7.5 million, and $5.5 million, respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
       2001.................................................  $ 6,765
       2002.................................................    6,717
       2003.................................................    3,990
       2004.................................................    2,583
       2005.................................................      447
       Thereafter...........................................        3
                                                              -------
                                                              $20,505
                                                              =======

(6)  INCOME TAXES

     Total income taxes for the years ended December 31, 2000, 1999 and 1998 were allocated as follows:

                                                        2000        1999       1998
                                                       -------    --------    -------
Earnings from continuing operations..................  $ 5,313    $ 15,632    $ 9,948
Discontinued operations, including accounting change
  of $(1,268) in 2000................................  (11,141)      4,434      1,880
Cumulative effect of accounting change...............       --     (18,673)        --
Shareholders' equity, for compensation expense for
  tax purposes in excess of financial purposes.......   (2,213)     (3,551)    (1,096)
                                                       -------    --------    -------
                                                       $(8,041)   $ (2,158)   $10,732
                                                       =======    ========    =======

     Income taxes have been provided in accordance with SFAS No. 109, "Accounting for Income Taxes". Earnings before income taxes, discontinued operations and cumulative effect of accounting change for the years ended December 31, 2000, 1999 and 1998 relate to the following jurisdictions (in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
United States.........................................  $ 5,182    $31,873    $17,547
Foreign...............................................    7,467      7,403      9,338
                                                        -------    -------    -------
                                                        $12,649    $39,276    $26,885
                                                        =======    =======    =======

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The provision for income taxes attributable to earnings from continuing operations for the years ended December 31, 2000, 1999 and 1998 consists of the following (in thousands):

                                                               2000     1999      1998
                                                              ------   -------   ------
Current:
  Federal...................................................  $5,598   $10,725   $1,459
  State.....................................................     280     1,054      474
  Foreign...................................................   5,928     5,224    3,892
                                                              ------   -------   ------
                                                              11,806    17,003    5,825
                                                              ------   -------   ------
Deferred:
  Federal...................................................  (5,983)     (858)   2,205
  State.....................................................    (661)     (266)     271
  Foreign...................................................     151      (247)   1,647
                                                              ------   -------   ------
                                                              (6,493)   (1,371)   4,123
                                                              ------   -------   ------
          Total.............................................  $5,313   $15,632   $9,948
                                                              ======   =======   ======

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for earnings from continuing operations:

                                                              2000    1999    1998
                                                              ----    ----    ----
Statutory federal income tax rate...........................   35%     35%     35%
Foreign loss providing no tax benefit.......................    2       2       1
State income taxes, net of federal benefit..................   (4)      2       3
Nondeductible goodwill......................................    5       1       1
Other, net..................................................    4      --      (3)
                                                               --      --      --
                                                               42%     40%     37%
                                                               ==      ==      ==

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the components of deferred tax assets and liabilities as of December 31, 2000 and 1999 follows (in thousands):

                                                               2000      1999
                                                              -------   -------
Deferred income tax assets:
  Accounts payable and accrued expenses.....................  $ 1,577   $ 2,101
  Accrued payroll and related expenses......................    6,904     3,011
  Deferred compensation.....................................    2,204     1,796
  Depreciation..............................................    1,560       786
  Noncompete agreements.....................................    1,548     1,129
  Bad debts.................................................    2,020       153
  Realignment charges.......................................    1,016        --
  Foreign operating loss carryforward of foreign
     subsidiary.............................................    2,648     2,632
  Foreign tax credit carryforwards..........................      394     2,179
  State operating loss carryforwards........................      445       337
  Other.....................................................    5,574     2,093
                                                              -------   -------
          Gross deferred tax assets.........................   25,890    16,217
                                                              -------   -------
Deferred income tax liabilities:
  Prepaid expenses..........................................       82        24
  Goodwill..................................................    3,607     2,038
  Capitalized software......................................    1,856     1,586
                                                              -------   -------
          Gross deferred tax liabilities....................    5,545     3,648
                                                              -------   -------
Less valuation allowance....................................   (1,544)   (1,250)
                                                              -------   -------
          Net deferred tax assets...........................  $18,801   $11,319
                                                              =======   =======

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance as of December 31, 2000 and 1999 relates to the tax benefit of certain foreign operating losses associated with the Company's foreign subsidiary in Singapore. No other valuation allowances were deemed necessary for any other deferred tax assets since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences, and net operating loss carryforwards and foreign tax credit carryforwards are expected to be utilized through related future taxable and foreign source earnings.

     As of December 31, 2000, the Company had foreign income tax credit carryforwards amounting to $0.4 million, which will expire in 2005. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards. Appropriate U.S. and international taxes have been recognized for earnings of subsidiary companies that are expected to be remitted to the parent company. As of December 31, 2000, the cumulative amount of unremitted earnings from the Company's international subsidiaries that is expected to be indefinitely reinvested was zero.

(7)  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation up to 15% and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,500 per participant. The Company may also make discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20%

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES each year beginning after the participants' first year of service. Company contributions for continuing and discontinued operations were approximately $1.2 million in 2000, $0.5 million in 1999 and $0.4 million in 1998.

     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.9 million, $0.8 million and $0.9 million in 2000, 1999, and 1998, respectively.

     Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 1,125,000 shares of the Company's common stock which may be authorized unissued shares, reacquired shares or shares bought on the open market. Through December 31, 2000, share certificates for 249,131 shares had been issued to employees under the plan. The Company is not required to recognize compensation expense related to this plan.

(8)  SHAREHOLDER'S EQUITY

     On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the "Stock Awards"). Of the total restricted shares issued, 135,000 restricted shares vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares vest at the end of five years of continued employment. At December 31, 2000, 92,000 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the life of the Stock Awards, the Company will recognize $1.8 million in compensation expense. For the year ended December 31, 2000, the Company has recognized $0.1 million of compensation expense related to the Stock Awards.

     On August 1, 2000, the Company's Board of Directors (the "Board") authorized a shareholder protection plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a shareholder protection rights agreement approved by the Board (the "Agreement"). The terms of the Agreement provide for a dividend of one right (collectively, the "Rights") to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company's common stock by a person or affiliated group. Issuance of the Rights does not affect the finances of the Company, interfere with the Company's operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company's shares may be traded.

     Effective July 31, 2000, the Board amended the Company's Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which have been issued.

     On July 26, 2000, the Board approved a share repurchase program. Under the share repurchase program, the Company could buy up to $40.0 million of its outstanding common stock. On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company is authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million.

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     The Company has issued no preferred stock through December 31, 2000, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the shareholders protection rights agreement. The Company's other category of preferred stock (1,000,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further votes or action by the shareholders.

(9)  COMMITMENTS AND CONTINGENCIES

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege that the Company, John
M. Cook, Scott L. Colabuono, and Michael A. Lustig (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. sec. 78u-4 et seq. Plaintiffs filed their response to the Motion to Dismiss March 12, 2001 and Defendant's reply in support of that Motion is due on April 11, 2001. The Company believes the alleged claims in this lawsuit are without merit. The Company intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

(10)  ACQUISITIONS

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

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates, Inc. ("Loder Drew"), a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase with initial consideration of $70.0 million in cash and 1.2 million restricted, unregistered shares of the Company's common stock valued at $11.05 per share. Additionally, the prior owners of Loder Drew received further purchase price consideration in March 1999 of $30.0 million in cash based on the financial performance of Loder Drew for the nine month period ended December 31, 1998, and purchase price consideration of $40.0 million in cash in the first quarter of 2000 based on the financial performance of Loder Drew for the year ending December 31, 1999. This acquisition resulted in final goodwill at December 31, 1999 of $153.6 million which is being amortized over 25 years using the straight-line method.

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

     On October 29, 1998, the Company acquired all of the issued and outstanding common stock of Robert Beck & Associates, Inc. ("RBA"), a direct retail sector recovery auditing competitor based in Ringwood, Illinois. The Company also simultaneously purchased either the common stock or substantially all net assets of certain other entities that provided management services to RBA. These acquisitions were accounted for under the purchase method of accounting, and the collective consideration paid for RBA and related entities consisted of $26.1 million in cash and 966,651 restricted, unregistered shares of the Company's common stock valued at $12.36 per share. These acquisitions resulted in goodwill of $36.9 million which is being amortized over 25 years using the straight-line method.

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

     On August 31, 1999, the Company acquired substantially all of the assets and assumed substantially all the liabilities of PRS International, Ltd. ("PRS"). PRS was a Texas-based recovery audit firm servicing primarily middle-market clients in a variety of industrial and commercial sectors. The transaction was accounted for as a pooling-of-interests with consideration of 1,113,043 unregistered shares of the Company's common stock.

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively,

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

"Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders are also eligible to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ending December 31, 2000 of up to 88.7 million French Francs (approximately $12.7 million at December 31, 2000) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. The Company currently anticipates paying approximately $7.5 million in cash and $5.2 million in shares of the Company's common stock. The acquisition resulted in goodwill through December 31, 2000 of $38.4 million which is being amortized over 20 years using the straight-line method.

     Results of operations for all 1998-1999 acquisitions accounted for under the purchase method of accounting have been included in the accompanying Consolidated Statements of Operations from their respective dates of acquisition except for (a) the August 6, 1998 acquisition of Loder Drew, which was included effective July 1, 1998, (b) the October 29, 1998 acquisition of RBA, which was included effective October 1, 1998 and (c) the November 15, 1999 acquisition of Groupe AP, which was included effective October 14, 1999.

     The following represents the summary (unaudited) pro forma results of operations as if the 1998 and 1999 acquisitions of Loder Drew and Alma, had occurred at the beginning of 1998 (in thousands):

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  1998
                                                              ------------
Revenues....................................................    $236,676
                                                                ========
Net earnings................................................    $ 16,486
                                                                ========
Earnings per share:
  Basic.....................................................    $   0.42
                                                                ========
  Diluted...................................................    $   0.41
                                                                ========

     The Company has not included pro forma accrual basis results of operations for 1999 or for the various smaller acquisitions it made during 1999 and 1998 since the entities involved are relatively small, and most of them have historically maintained their respective accounting records using the cash basis of accounting. The Company believes, however, that the pro forma accrual basis results of operations for these entities, if determined, would not be significant, either individually or in the aggregate.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The Consolidated Financial Statements for periods prior to the acquisition of PRS have been restated to include the accounts and results of operations of PRS. The results of operations previously reported by the separate enterprises and the combined amounts included in the accompanying Consolidated Financial Statements are summarized below:

                                                          SIX MONTHS
                                                             ENDED           YEAR ENDED
                                                         JUNE 30, 1999    DECEMBER 31, 1998
                                                         -------------    -----------------
                                                          (UNAUDITED)
Revenues
  The Profit Recovery Group International, Inc.........    $116,841           $192,135
  PRS International, Ltd...............................       9,606             14,724
                                                           --------           --------
          Combined.....................................    $126,447           $206,859
                                                           ========           ========
Net earnings (loss) from continuing operations
  The Profit Recovery Group International, Inc.........    $(23,045)          $ 16,530
  PRS International, Ltd...............................         870                407
                                                           --------           --------
          Combined.....................................    $(22,175)          $ 16,937
                                                           ========           ========

(11)  STOCK OPTION PLAN

     The Company's Stock Incentive Plan, as amended, has authorized the grant of options to purchase 10,875,000 shares of the Company's common stock to key employees, directors, consultants and advisors. The substantial majority of options granted through December 31, 2000 have 10-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998:

                                                           2000       1999       1998
                                                          -------    -------    -------
Risk-free interest rates................................     5.12%      5.85%      5.00%
Dividend yields.........................................       --         --         --
Volatility factor of expected market price..............     .716       .533       .550
Weighted-average expected life of option................  6 years    6 years    6 years

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended December 31, 2000, 1999 and 1998 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

                                                             2000      1999      1998
                                                           --------   -------   -------
Net earnings (loss) before accounting change and pro
  forma effect of compensation expense recognition
  provisions of SFAS No. 123.............................  $(39,128)  $27,436   $14,634
Pro forma effect of compensation expense recognition
  provisions of SFAS No. 123.............................    (4,679)   (6,146)   (2,707)
                                                           --------   -------   -------
Pro forma net earnings (loss) before accounting change...  $(43,807)  $21,290   $11,927
                                                           ========   =======   =======
Pro forma net earnings (loss) per share before accounting
  change:
  Basic..................................................  $  (0.90)  $  0.45   $  0.30
                                                           ========   =======   =======
  Diluted................................................  $  (0.88)  $  0.43   $  0.30
                                                           ========   =======   =======

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                            2000               1999                     1998
                         -----------   ---------------------   ----------------------
                                       WEIGHTED                WEIGHTED                 WEIGHTED
                                       AVERAGE                 AVERAGE                  AVERAGE
                                       EXERCISE                EXERCISE                 EXERCISE
                           OPTIONS      PRICE      OPTIONS      PRICE       OPTIONS      PRICE
                         -----------   --------   ----------   --------   -----------   --------
Outstanding -- beginning
  of year..............    7,133,026    $18.18     5,450,419    $13.13      3,306,740    $ 8.29
Granted................    2,981,690     14.21     2,344,775     27.94      2,578,350     18.34
Exercised..............     (240,649)     8.58      (420,413)     8.15       (340,771)     6.20
Forfeited..............   (2,746,240)    23.85      (241,755)    16.48        (93,900)    11.41
                         -----------              ----------              -----------
Outstanding -- end of
  year.................    7,127,827    $14.79     7,133,026    $18.18      5,450,419    $13.13
                         ===========              ==========              ===========
Exercisable at end of
  year.................    2,295,328    $11.42     1,448,711    $10.86        773,601    $ 7.83
Weighted average fair
  value of options
  granted during
  year.................  $      9.58              $    16.02              $     10.46

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                                                              EXERCISABLE
                                   NUMBER     WEIGHTED-    WEIGHTED-   --------------------------
                                  OF SHARES    AVERAGE      AVERAGE     NUMBER       WEIGHTED-
            RANGE OF               SUBJECT    REMAINING    EXERCISE       OF          AVERAGE
        EXERCISE PRICES           TO OPTION      LIFE        PRICE      SHARES     EXERCISE PRICE
        ---------------           ---------   ----------   ---------   ---------   --------------
$3.53 - $10.99..................  3,793,385   5.52 years    $ 8.32     1,415,469       $ 7.31
$11.00 - $25.00.................  2,049,567   7.76 years     18.19       761,154        15.93
Over $25.00.....................  1,284,875   8.87 years     28.48       118,705        31.52

     The weighted average remaining contract life of options outstanding at December 31, 2000 was 6.8 years.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(12) MAJOR CLIENTS

     The Company did not have any major clients during 2000, 1999 or 1998 which individually provided revenues in excess of 10% of total revenues.

(13)  OPERATING SEGMENTS AND RELATED INFORMATION

     The Company has two reportable operating segments consisting of Accounts Payable Services, and French Taxation Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. These business units are managed separately because each business requires different technology and marketing strategies.

     The Accounts Payable Services segment consists of the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company's historical client base) and accounts payable services provided to various other types of business entities by the Company's Commercial Division. The Accounts Payable Services operating segment conducts business in North America, South America, Europe, Australia, Africa and Asia.

     The French Taxation Services segment consists of audits or related disbursements to identify and recover overpayments (primarily within France), and assisting business entities throughout Europe in securing available grants.

     Corporate support represents the unallocated portion of corporate general and administrative expenses not specifically attributable to Accounts Payable Services or French Taxation Services.

     The accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Segment information as of or for the years ended December 31, 2000, 1999 and 1998 follows (in thousands):

                                          ACCOUNTS     FRENCH
                                          PAYABLE     TAXATION    CORPORATE
                                          SERVICES    SERVICES     SUPPORT      TOTAL
                                          --------    --------    ---------    --------
2000
  Revenues..............................  $255,110    $ 41,979    $     --     $297,089
  Operating income......................    55,581       5,657     (40,336)      20,902
  Total assets..........................   222,238     163,059          --      385,297
  Capital expenditures..................     7,449         281          --        7,730
  Depreciation and amortization.........    21,646       6,677         557       28,880
1999
  Revenues..............................  $246,378    $ 33,989    $     --     $280,367
  Operating income......................    62,734       7,960     (27,228)      43,466
  Total assets..........................   283,980      99,638          --      383,618
  Capital expenditures..................    17,567         495          --       18,062
  Depreciation and amortization.........    14,288       3,270       1,562       19,120
1998
  Revenues..............................  $180,903    $ 25,956    $     --     $206,859
  Operating income......................    42,787       6,203     (20,052)      28,938
  Total assets..........................   318,681      30,170          --      348,851
  Capital expenditures..................    16,688         940          --       17,628
  Depreciation and amortization.........     9,782         382       1,039       11,203

     The following table presents revenues by country based upon the location of clients served (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
United States......................................  $194,124    $199,945    $147,232
France.............................................    41,991      33,259      26,265
United Kingdom.....................................    25,506      19,912      13,540
Canada.............................................    13,358      12,212      11,285
Mexico.............................................     9,703       5,945       3,568
Other..............................................    12,407       9,094       4,969
                                                     --------    --------    --------
                                                     $297,089    $280,367    $206,859
                                                     ========    ========    ========

     The following table presents long-lived assets by country based on location of the asset (in thousands):

                                                       2000        1999        1998
                                                     --------    --------    --------
United States......................................  $192,696    $216,137    $164,369
France.............................................    68,649      53,607      39,483
United Kingdom.....................................       782         569         562
Canada.............................................       503         623         305
Mexico.............................................       471         264          94
Other..............................................     3,583       6,400       8,780
                                                     --------    --------    --------
                                                     $266,684    $277,600    $213,593
                                                     ========    ========    ========

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, receivables, notes payable to bank, accounts payable and accrued expenses, accrued business acquisition consideration, accrued payroll and related expenses, and deferred tax recovery audit revenue approximate fair value because of the short maturity of these instruments.

     The fair values of each of the Company's long-term debt instruments are based on the amount of future cash flows associated with each instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt instruments at December 31, 2000 and 1999 was $140.0 million and $94.0 million, respectively, and the carrying value of the Company's long-term debt at December 31, 2000 and 1999 was $155.0 million and $96.3 million, respectively.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(15)  EARNINGS PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2000, 1999 and 1998 (in thousands, except for earnings (loss) per share information):

                                                            2000       1999      1998
                                                          --------   --------   -------
Numerator:
  Earnings from continuing operations before
     discontinued operations and cumulative effect of
     accounting change..................................  $  7,336   $ 23,644   $16,937
  Discontinued operations...............................   (46,464)     3,792    (2,303)
  Cumulative effect of accounting change................        --    (29,195)       --
                                                          --------   --------   -------
     Net earnings (loss)................................  $(39,128)  $ (1,759)  $14,634
                                                          ========   ========   =======
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding.......    48,871     47,498    39,248
  Effect of dilutive securities:
     Shares issuable for Groupe AP earnout..............       201         --        --
     Employee stock options.............................       737      1,882     1,128
                                                          --------   --------   -------
     Denominator for diluted earnings...................    49,809     49,380    40,376
                                                          ========   ========   =======
Basic earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations and cumulative effect of
     accounting change..................................  $   0.15   $   0.50   $  0.43
  Discontinued operations...............................     (0.95)      0.07     (0.06)
  Cumulative effect of accounting change................        --      (0.61)       --
                                                          --------   --------   -------
     Net earnings (loss)................................  $  (0.80)  $  (0.04)  $  0.37
                                                          ========   ========   =======
Diluted earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations and cumulative effect of
     accounting change..................................  $   0.15   $   0.48   $  0.42
  Discontinued operations...............................     (0.94)      0.07     (0.06)
  Cumulative effect of accounting change................        --      (0.59)       --
                                                          --------   --------   -------
     Net earnings (loss)................................  $  (0.79)  $  (0.04)  $  0.36
                                                          ========   ========   =======

     In 2000, 5.7 million stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

(16)  BUSINESS ACQUISITION AND RESTRUCTURING EXPENSES

     Business acquisition and restructuring expenses included in selling, general and administrative expense consisted of the following components (in thousands):

                                                                  YEAR
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Acquisition-related expenses incurred by all parties in
  connection with the August 1999 acquisition of PRS........     $  948
Restructuring charge incurred in the fourth quarter of 1999
  in connection with combining the operations of PRS with
  those of the Company's existing Accounts Payable Services
  commercial unit...........................................      1,059
                                                                 ------
                                                                 $2,007
                                                                 ======

     The Company effected an acquisition of PRS which was completed in August 1999 and was accounted for as a pooling-of-interests. As required under accounting principles generally accepted in the United States of America governing pooling-of-interests accounting, acquisition-related expenses incurred by the Company, PRS and the shareholders of PRS were aggregated and charged to current operations in 1999. These expenses of approximately $0.9 million consisted principally of investment banking fees, legal and accounting fees. The Company combined the operations of PRS with its existing Accounts Payable Services commercial unit in the fourth quarter of 1999 and incurred a charge to operations of approximately $1.1 million to provide for certain employee severance payments and the costs of closing duplicative or unnecessary office facilities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 20, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report:

     (1) Consolidated Financial Statements.

          For the following consolidated financial information included herein, see Index on Page 29.

            Independent Auditors' Reports...............................  30, 31
            Consolidated Statements of Operations for the Years ended
              December 31, 2000, 1999 and 1998..........................      32
            Consolidated Balance Sheets as of December 31, 2000 and
              1999......................................................      33
            Consolidated Statements of Shareholders' Equity for the
              Years ended December 31, 2000, 1999 and 1998..............      34
            Consolidated Statements of Cash Flows for the Years ended
              December 31, 2000, 1999 and 1998..........................      35
            Notes to Consolidated Financial Statements..................      36

     (2) Financial Statement Schedule:

            Schedule II -- Valuation and Qualifying Accounts............     61

     (3) Exhibits

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
   *2.12   --   Share Purchase Agreement dated as of August 19, 1999 among the Registrant, the Vendors and Mr. Nathan Kirsh
                (incorporated by reference to Exhibit 2.1 to Registrant's
                Current Report on Form 8-K filed on September 2, 1999).
    3.1    --   Restated Articles of Incorporation of the Registrant
                (incorporated by reference to Exhibit 4.2 to Registrant's
                Form 8-A/A filed August 9, 2000).
    3.2    --   Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-A/A filed August 9,
                2000).
    4.1    --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
    4.2    --   See Restated Articles of Incorporation and Bylaws of the
                Registrant, filed as Exhibits 3.1 and 3.2, respectively.
    4.3    --   Rights Agreement, dated as of August 9, 2000 between
                Registrant and Rights Agent (incorporated by reference to
                Exhibit 4.1 to Registrant's Current Report on Form 8-K filed
                August 9, 2000).
   10.1    --   1996 Stock Option Plan dated as of January 25, 1996,
                together with Forms of Non-qualified Stock Option Agreement
                (incorporated by reference to Exhibit 10.2 to Registrant's
                March 26, 1996 registration statement number 333-1086 on
                Form S-1).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
   10.2    --   Form of Indemnification Agreement between the Registrant and the Directors and certain officers of the Registrant
                (incorporated by reference to Exhibit 10.10 to Registrant's
                March 26, 1996 registration statement number 333-1086 on
                Form S-1).
   10.3    --   First Amendment dated March 7, 1997 to Employment Agreement between Registrant and John M. Cook (incorporated by
                reference to Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 1996).
   10.4    --   Second Amendment to Employment Agreement dated September 17,
                1997 between The Profit Recovery Group International I, Inc.
                and Mr. John M. Cook (incorporated by reference to Exhibit
                10.3 to Registrant's Form 10-Q for the quarterly period
                ended September 30, 1997).
   10.5    --   Lease Agreement dated January 30, 1998 between Wildwood
                Associates and The Profit Recovery Group International I,
                Inc. (incorporated by reference to Exhibit 10.30 to
                Registrant's Form 10-K for the year ended December 31,
                1997).
   10.6    --   Sublease dated October 29, 1993, between The Profit Recovery
                Group I, Inc. and International Business Machines
                Corporation (incorporated by Reference to Exhibit 10.15 to
                Registrant's March 26, 1996 registration statement number
                333-1086 on Form S-1).
   10.7    --   Seventh Amendment to Credit Agreement dated July 29, 1998
                among Bank of America, N.A., formerly NationsBank, N.A., as
                Agent for the Lenders, The Profit Recovery Group
                International, Inc., and certain guarantors named therein
                (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 2000).
   10.8    --   Eighth Amendment to Credit Agreement dated July 29, 1998
                among Bank of America, N.A., formerly NationsBank, N.A., as
                Agent for the Lenders, The Profit Recovery Group
                International, Inc., and certain guarantors named therein
                (incorporated by reference to the Registrant's Form 10-Q for the quarterly period ended September 30, 2000).
   10.9    --   Description of 2001-2005 Compensation Arrangement between
                Registrant and Mr. John M. Cook.
   10.10   --   Employment Agreement between Registrant and Mr. Robert G.
                Kramer; Compensation Agreement between Registrant and Mr.
                Kramer (incorporated by reference to Exhibit 10.38 to
                Registrant's Form 10-K for the year ended December 31,
                1997).
   10.11   --   Syndication Amendment and Assignment dated as of September
                17, 1998 and among the Registrant, certain of subsidiaries of the Registrant and various banking institutions; Credit
                Agreement dated as of July 29, 1998 among the Registrant,
                certain subsidiaries of the Registrant and various banking institutions (incorporated by reference to Exhibit 10.1 to
                Registrant's Form 10-Q for the quarterly period ended
                September 30, 1998).
   10.12   --   Sub-Sublease agreement dated August 19, 1998 by and between a subsidiary of the Registrant and Manhattan Associates,
                Inc. (incorporated by reference to Exhibit 10.2 to
                Registrant's Form 10-Q for the quarterly period ended
                September 30, 1998).
   10.13   --   Lease agreement dated July 17, 1998 by and between Wildwood
                Associates and a subsidiary of the Registrant (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
   10.14   --   The Profit Recovery Group International Inc. Stock Incentive
                Plan (incorporated by reference to Exhibit 10.5 to
                Registrant's Form 10-Q for the quarterly period ended
                September 30, 1998).
   10.15   --   Description of The Profit Recovery Group International, Inc.
                Executive Incentive Plan (incorporated by reference to
                Exhibit 10.6 to Registrant's Form 10-Q for the quarterly
                period ended September 30, 1998).

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
   10.16   --   Description of Compensation Arrangement between Mr. Donald
                E. Ellis, Jr. and Registrant, dated January 15, 2001.
   10.17   --   Description of 2000 Compensation Arrangement between Mr.
                Mark C. Perlberg and Registrant, dated January 7, 2000.
   10.18   --   Form of The Profit Recovery Group International, Inc. Stock
                Award Agreement -- Ratable Vesting.
   10.19   --   Form of The Profit Recovery Group International, Inc. Stock
                Award Agreement -- Cliff Vesting.
   10.20   --   Ninth Amendment to Credit Agreement dated July 29, 1998
                among Bank of America, N.A., formerly NationsBank, N.A., as
                Agent for the Lenders, The Profit Recovery Group
                International, Inc. and certain guarantors named therein.
 **10.21   --   Letter Agreement dated May 25, 1995 between Wal-Mart Stores,
                Inc. and Registrant (incorporated by reference to Exhibit
                10.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
***10.22   --   Services Agreement dated April 7, 1993 between Registrant
                and Kmart Corporation as amended by Addendum dated January
                28, 1997 (incorporated by reference to Exhibit 10.31 to
                Registrant's Form 10-K for the year ended December 31,
                1997).
   10.23   --   Description of 2001 compensation arrangement between
                Registrant and Mr. John M. Toma.
   10.24   --   Non-qualified Stock Option Agreement between Mr. Donald E.
                Ellis, Jr. and the Registrant dated October 26, 2000.
   10.25   --   Description of 2001 Compensation Arrangement between Mr.
                Mark C. Perlberg and the Registrant.
   10.26   --   Description of 2001 Compensation Arrangement between Mr.
                Robert A. Kramer and the Registrant.
   10.27   --   Discussion of Management and Professional Incentive Plan.
   10.28   --   Amendment to 2000 Compensation Agreement between Mr. Mark C.
                Perlberg and Registrant, dated October 30, 2000.
   21.1    --   Subsidiaries of the Registrant.
   23.1    --   Consent of KPMG LLP.
   23.2    --   Consent of ERNST & YOUNG Audit.

---------------

  * In accordance with Item 601 (b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is contained at the end of the Exhibit. The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.
 ** Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 230.406 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.
*** Confidential treatment pursuant to 17 CFR sec.sec. 200.80 and 240.24b-2 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

     (b) Reports on Form 8-K

     The registrant filed one report on Form 8-K during the quarter ended December 31, 2000:

          (1) Form 8-K describing the resignation of two executive officers was filed on November 7, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

March 27, 2001                            By:       /s/ JOHN M. COOK
                                            ------------------------------------
                                                        John M. Cook
                                                   Chairman of the Board
                                                and Chief Executive Officer

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                  /s/ JOHN M. COOK                     Chairman of the Board and Chief  March 27, 2001
-----------------------------------------------------    Executive Officer
                    John M. Cook                         (Principal Executive Officer)

              /s/ DONALD E. ELLIS, JR.                 Executive Vice President --      March 27 2001
-----------------------------------------------------    Finance, Chief Financial
                Donald E. Ellis, Jr.                     Officer and Treasurer
                                                         (Principal Financial Officer)

                  /s/ ALLISON ADEN                     Vice President -- Finance        March 27, 2001
-----------------------------------------------------    (Principal Accounting
                    Allison Aden                         Officer)

                /s/ STANLEY B. COHEN                   Director                         March 27, 2001
-----------------------------------------------------
                  Stanley B. Cohen

                /s/ MARC S. EISENBERG                  Director                         March 27, 2001
-----------------------------------------------------
                  Marc S. Eisenberg

                 /s/ JONATHAN GOLDEN                   Director                         March 27, 2001
-----------------------------------------------------
                   Jonathan Golden

                /s/ GARTH H. GREIMANN                  Director                         March 27, 2001
-----------------------------------------------------
                  Garth H. Greimann

               /s/ FRED W.I. LACHOTZKI                 Director                         March 27, 2001
-----------------------------------------------------
                 Fred W.I. Lachotzki

                 /s/ E. JAMES LOWREY                   Director                         March 27, 2001
-----------------------------------------------------
                   E. James Lowrey

               /s/ THOMAS S. ROBERTSON                 Director                         March 27, 2001
-----------------------------------------------------
                 Thomas S. Robertson

                  /s/ JOHN M. TOMA                     Vice Chairman and Director       March 27, 2001
-----------------------------------------------------
                    John M. Toma

                 /s/ JACKIE M. WARD                    Director                         March 27, 2001
-----------------------------------------------------
                   Jackie M. Ward

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                  ADDITIONS           DEDUCTIONS
                                                           ------------------------   -----------
                                              BALANCE AT   CHARGE TO                  CREDITED TO   BALANCE AT
                                              BEGINNING    COSTS AND                   ACCOUNTS       END OF
DESCRIPTION                                    OF YEAR     EXPENSES    ACQUISITIONS   RECEIVABLE       YEAR
-----------                                   ----------   ---------   ------------   -----------   ----------
2000
Allowance for doubtful accounts
  receivable................................    $3,624      $2,725        $   --       $ (1,106)      $5,243
Deferred tax valuation allowance............    $1,250      $  294        $   --       $     --       $1,544
1999
Allowance for doubtful accounts
  receivable................................    $3,858      $  346        $  569       $ (1,149)      $3,624
Deferred tax valuation allowance............    $  720      $  530        $   --       $     --       $1,250
1998
Allowance for doubtful accounts
  receivable................................    $   --      $   --        $4,087       $   (229)      $3,858
Deferred tax valuation allowance............    $   --      $  720        $   --       $     --       $  720

              (LOGO The Profit Recovery Group International, Inc.)