Form 10-Q
period 2001-03-31
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2001-05-10
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Common shares of the registrant outstanding at April 30, 2001 were 47,434,841.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    Financial Information
           Item 1. Financial Statements (Unaudited)....................      1
             Condensed Consolidated Statements of Operations for the
                Three Months Ended March 31, 2001 and 2000.............      1
             Condensed Consolidated Balance Sheets as of March 31, 2001
                and December 31, 2000..................................      2
             Condensed Consolidated Statements of Cash Flows for the
                Three Months Ended March 31, 2001 and 2000.............      3
             Notes to Condensed Consolidated Financial Statements......      4
           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.................     10
           Item 3. Quantitative and Qualitative Disclosures About
                   Market Risk.........................................     16
PART II.   Other Information
           Item 1. Legal Proceedings...................................     17
           Item 2. Changes in Securities and Use of Proceeds...........     17
           Item 3. Defaults Upon Senior Securities.....................     17
           Item 4. Submission of Matters to a Vote of Security
                   Holders.............................................     17
           Item 5. Other Information...................................     17
           Item 6. Exhibits and Reports on Form 8-K....................     18
Signature..............................................................     19

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Revenues....................................................  $65,527   $ 63,894
Cost of revenues............................................   34,999     35,350
Selling, general and administrative expenses................   30,994     25,910
                                                              -------   --------
  Operating income (loss)...................................     (466)     2,634
Interest (expense), net.....................................   (2,021)    (1,570)
                                                              -------   --------
  Earnings (loss) from continuing operations before income
     taxes and discontinued operations......................   (2,487)     1,064
Income tax expense (benefit)................................     (995)       447
                                                              -------   --------
  Earnings (loss) from continuing operations before
     discontinued operations................................   (1,492)       617
Discontinued operations (Note B):
  Loss from discontinued operations, net of income taxes of
     $(427) in 2000 and including cumulative effect of
     accounting change of $(26,145) in 2000.................       --    (24,413)
  Gain (loss) on disposal from discontinued operations
     including operating results for phase-out period, net
     of income taxes........................................       --         --
                                                              -------   --------
  Loss from discontinued operations.........................       --    (24,413)
                                                              -------   --------
          Net loss..........................................  $(1,492)  $(23,796)
                                                              =======   ========
Basic loss per share (Note C):
  Earnings (loss) from continuing operations before
     discontinued operations................................  $ (0.03)  $   0.01
  Discontinued operations...................................       --      (0.49)
                                                              -------   --------
          Net loss..........................................  $ (0.03)  $  (0.48)
                                                              =======   ========
Diluted loss per share (Note C):
  Earnings (loss) from continuing operations before
     discontinued operations................................  $ (0.03)  $   0.01
  Discontinued operations...................................       --      (0.48)
                                                              -------   --------
          Net loss..........................................  $ (0.03)  $  (0.47)
                                                              =======   ========
Weighted-average shares outstanding (Note C):
  Basic.....................................................   48,025     49,433
                                                              =======   ========
  Diluted...................................................   48,025     50,942
                                                              =======   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents (Note F)........................  $ 14,516      $ 23,870
  Receivables:
    Contract receivables, less allowance for doubtful
     accounts of $6,641 in 2001 and $5,243 in 2000..........    58,771        67,399
    Employee advances and miscellaneous receivables.........     4,978         5,073
                                                              --------      --------
        Total receivables...................................    63,749        72,472
                                                              --------      --------
  Prepaid expenses and other current assets.................     3,213         3,470
  Deferred income taxes.....................................    12,565        12,565
  Net assets of discontinued operations.....................    86,658        80,682
                                                              --------      --------
        Total current assets................................   180,701       193,059
                                                              --------      --------
Property and equipment:
  Computer and other equipment..............................    42,044        49,708
  Furniture and fixtures....................................     3,474         3,755
  Leasehold improvements....................................     5,610         5,957
                                                              --------      --------
                                                                51,128        59,420
  Less accumulated depreciation and amortization............    26,986        32,516
                                                              --------      --------
    Property and equipment, net.............................    24,142        26,904
                                                              --------      --------
Noncompete agreements, less accumulated amortization of
  $6,940 in 2001 and $6,707 in 2000.........................       704           937
Deferred loan costs, less accumulated amortization of $1,507
  in 2001 and $1,341 in 2000................................     1,935         1,701
Goodwill, less accumulated amortization of $25,544 in 2001
  and $23,469 in 2000.......................................   227,413       235,153
Deferred income taxes.......................................     6,096         6,236
Other assets................................................       883           841
                                                              --------      --------
                                                              $441,874      $464,831
                                                              ========      ========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $    384      $    391
  Accounts payable and accrued expenses.....................    14,875        17,284
  Accrued business acquisition consideration (Note H).......     5,722         7,567
  Accrued payroll and related expenses......................    26,562        38,017
  Deferred tax recovery audit revenue.......................       708           694
                                                              --------      --------
        Total current liabilities...........................    48,251        63,953
Long-term debt, excluding current installments..............   154,991       154,563
Deferred compensation.......................................     4,036         5,615
Other long-term liabilities.................................     1,346         1,544
                                                              --------      --------
        Total liabilities...................................   208,624       225,675
                                                              --------      --------
Shareholders' equity (Notes G and I):
  Preferred stock, no par value. Authorized 500,000 shares;
    no shares issued or outstanding in 2001 and 2000........        --            --
  Participating preferred stock, no par value. Authorized
    500,000 shares; no shares issued or outstanding in 2001
    and 2000................................................        --            --
  Common stock, no par value; $.001 stated value per share.
    Authorized 200,000,000 shares; issued 49,929,631 shares
    in 2001 and 49,912,231 shares in 2000...................        50            50
  Additional paid-in capital................................   315,857       316,127
  Accumulated deficit.......................................   (41,527)      (40,035)
  Accumulated other comprehensive loss......................   (18,536)      (14,237)
  Treasury stock at cost, 2,435,990 shares in 2001 and
    2000....................................................   (21,024)      (21,024)
  Unearned portion of restricted stock......................    (1,570)       (1,725)
                                                              --------      --------
        Total shareholders' equity..........................   233,250       239,156
                                                              --------      --------
Commitments and contingencies (Notes H and I)
                                                              $441,874      $464,831
                                                              ========      ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net loss..................................................  $ (1,492)  $(23,796)
  Less loss from discontinued operations....................        --     24,413
                                                              --------   --------
  Earnings (loss) from continuing operations................    (1,492)       617
  Adjustments to reconcile net earnings (loss) from
    continuing operations to net cash used in operating
    activities:
    Depreciation and amortization...........................     6,025      6,075
    Loss on sale of property and equipment..................        33         --
    Restricted stock compensation expense...................        83         --
    Deferred compensation expense...........................    (1,579)       307
    Deferred income taxes...................................       154        706
  Changes in assets and liabilities:
    Receivables.............................................     5,716       (300)
    Prepaid expenses and other current assets...............       310       (185)
    Other assets............................................       173       (530)
    Accounts payable and accrued expenses...................    (3,005)    (1,633)
    Accrued payroll and related expenses....................   (10,775)    (8,096)
    Deferred tax recovery audit revenue.....................        68       (191)
    Other long-term liabilities.............................       (12)      (859)
                                                              --------   --------
         Net cash used in operating activities..............    (4,301)    (4,089)
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................      (306)    (1,854)
  Acquisitions of businesses (net of cash acquired).........    (1,425)   (40,000)
                                                              --------   --------
         Net cash used in investing activities..............    (1,731)   (41,854)
                                                              --------   --------
Cash flows from financing activities:
  Net repayments of notes payable to bank...................        --       (193)
  Proceeds from issuance of long-term debt..................     1,794     47,583
  Payments for deferred loan costs..........................      (400)        --
  Net proceeds from common stock issuances..................       155      3,139
                                                              --------   --------
         Net cash provided by financing activities..........     1,549     50,529
                                                              --------   --------
Net cash used in discontinued operations....................    (6,075)    (5,552)
Effect of exchange rates on cash and cash equivalents.......     1,204        535
                                                              --------   --------
         Net change in cash and cash equivalents............    (9,354)      (431)
Cash and cash equivalents at beginning of period............    23,870     22,315
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 14,516   $ 21,884
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  2,013   $  1,106
                                                              ========   ========
  Cash paid during the period for income taxes, net of
    refunds received........................................  $     92   $  3,279
                                                              ========   ========
Supplemental disclosure of noncash investing and financing
  activities:
  During the three months ended March 31, 2001 and 2000, the
    Company made payments for further purchase consideration
    related to two previously acquired companies as follows:
  Fair value of assets acquired.............................  $  1,425   $ 40,000
  Cash paid for the acquisitions (net of cash acquired).....    (1,425)   (40,000)
                                                              --------   --------
    Liabilities assumed.....................................  $     --   $     --
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements (Unaudited) of The Profit Recovery Group International, Inc., and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement, as amended by Statements of Financial Accounting Standards No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000 although earlier application is encouraged. The Company adopted this pronouncement effective with its fiscal year beginning January 1, 2001. The adoption of this pronouncement had no material effect on the Company's reported results of operations or financial condition.

     Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     Certain reclassifications have been made to 2000 amounts to conform to the presentation in 2001.

NOTE B -- DISCONTINUED OPERATIONS

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment.

     The non-core businesses to be divested are comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisition of Meridian was accounted for as a pooling-of-interests in which the Company issued 6,114,375 unregistered shares of the Company's common stock. The other acquisitions which comprise the remainder of non-core businesses to be divested were accounted for as purchases with collective consideration paid of $61.5 million in cash and 2,044,206 restricted, unregistered shares of the Company's common stock.

     The Company's Condensed Consolidated Financial Statements (Unaudited) reflect Meridian, Logistics Management Services, Communications Services, and Ship & Debit as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Meridian, Logistics Management Services and Communications Services for segment reporting purposes. The amounts include interest on debt and an allocation of the interest on the Company's general credit facility. Interest allocated to discontinued operations was $0.6 million and $0.2 million for the three months ended March 31, 2001 and 2000, respectively.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     During the quarters ended March 31, 2001 and 2000, revenues from discontinued operations were $21.8 million and $18.2 million, respectively. The Company generated a loss from discontinued operations in the first quarter of 2001 of $0.2 million, which has been deferred as required under accounting principles generally accepted in the United States of America, since it is expected to be recovered upon ultimate sale of these businesses. Summarized balance sheet information for the discontinued operations is as follows:

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                                                   (IN THOUSANDS)
Current assets..............................................  $ 46,551      $ 43,069
Total assets................................................   130,938       125,936
Total current liabilities...................................    44,120        45,052
Total liabilities...........................................    44,280        45,254
Net assets of discontinued operations.......................    86,658        80,682

Revenue Recognition -- Conversion to Cash Basis for Certain Discontinued Operations

     In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company changed its method of accounting for revenues for Meridian retroactively to January 1, 2000. Based upon the guidance in SAB 101, the Company defers recognition of revenues to the accounting period when cash received from the foreign governments reimbursing value-added tax claims is transferred to Meridian's clients. In 1999 and prior periods, under the prior method of accounting, revenues were recognized at the time refund claims containing all required documentation were filed with appropriate governmental agencies in those instances where historical refund disallowance rates could be accurately estimated. The Company recorded a one-time, non-cash, after-tax charge as of January 1, 2000, of $24.1 million related to Meridian's cumulative effect of a change in accounting principle as part of the loss from discontinued operations.

     Additionally, in consideration of the guidance under SAB 101, the Company changed it method of accounting for revenues for Ship & Debit retroactively to January 1, 2000. Based upon the guidance in SAB 101, the Company defers recognition of revenues to the accounting period when cash is received by the client. In 1999 and prior periods, under the prior method of accounting, revenues were recognized at the time that the Company invoiced clients for its fee. The Company recorded a one-time, non-cash, after-tax charge as of January 1, 2000 of $2.0 million related to Ship & Debit's cumulative effect of a change in accounting principle as part of the loss from discontinued operations.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE C -- LOSS PER SHARE

     The following table sets forth the computations of basic and diluted loss per share for the three months ended March 31, 2001 and 2000 (in thousands):

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001       2000
                                                              -------   --------
Numerator:
  Earnings (loss) from continuing operations before
     discontinued operations................................  $(1,492)  $    617
  Discontinued operations...................................       --    (24,413)
                                                              -------   --------
     Net loss...............................................  $(1,492)  $(23,796)
                                                              =======   ========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding...........   48,025     49,433
  Effect of dilutive securities:
     Employee stock options.................................       --      1,509
                                                              -------   --------
     Denominator for diluted earnings.......................   48,025     50,942
                                                              =======   ========

NOTE D -- OPERATING SEGMENTS AND RELATED INFORMATION

     The Company has two reportable operating segments consisting of Accounts Payable Services and French Taxation Services. Each segment represents a strategic business unit that offers a different type of recovery audit service. These business units are managed separately because each business requires different technology and marketing strategies.

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

     The French Taxation Services segment consists of audits of related disbursements to identify and recover overpayments (primarily within France), and assisting business entities throughout Europe in securing available grants. While no final determinations have yet been made, the Company is exploring strategic alternatives with respect to its French Taxation Services operations.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     Segment information for the three months ended March 31, 2001 and 2000 is as follows (in thousands):

                                                   ACCOUNTS    FRENCH
                                                   PAYABLE    TAXATION   CORPORATE
                                                   SERVICES   SERVICES    SUPPORT     TOTAL
                                                   --------   --------   ---------   -------
Three Months Ended March 31, 2001
  Revenues.......................................  $57,640     $7,887    $     --    $65,527
  Operating income (loss)........................   10,920       (851)    (10,535)      (466)
Three Months Ended March 31, 2000
  Revenues.......................................  $57,528     $6,366    $     --    $63,894
  Operating income (loss)........................   12,268       (854)     (8,780)     2,634

NOTE E -- COMPREHENSIVE LOSS

     The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 2001 and 2000, the Company's consolidated comprehensive loss was $(5.8) million and $(27.0) million, respectively. The difference between consolidated comprehensive loss, as disclosed here, and traditionally determined consolidated net earnings
(loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

NOTE F -- CASH EQUIVALENTS

     Cash equivalents at March 31, 2001 and December 31, 2000 included $2.2 million and $0.9 million, respectively, of temporary investments held at U.S. banks. Cash equivalents at March 31, 2001 and December 31, 2000 also included $5.3 million and $7.1 million, respectively, held at a French bank by certain of the Company's French subsidiaries.

     From time to time, the Company invests excess cash in reverse repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future reverse repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the reverse repurchase agreement amount. No reverse repurchase agreements were outstanding at March 31, 2001 or December 31, 2000.

NOTE G -- SHAREHOLDER'S EQUITY

     On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the "Stock Awards"). Of the total restricted shares issued, 135,000 restricted shares vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares vest at the end of five years of continued employment. At March 31, 2001, 99,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the life of the Stock Awards, the Company will recognize $1.8 million in compensation expense. For the quarter ended March 31, 2001, the Company has recognized $0.1 million of compensation expense related to the Stock Awards.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

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

     On July 26, 2000, the Board approved a share repurchase program. Under the share repurchase program, the Company can buy up to $40.0 million of its outstanding common stock. On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company is authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of March 31, 2001 and December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million. As part of a May 9, 2001 amendment to the Company's $200.0 million senior bank credit facility, the Company relinquished its contractual rights to effect future repurchases of its common stock.

     The Company has issued no preferred stock through March 31, 2001, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the shareholders protection rights agreement. The remaining 500,000 authorized shares of the Company's preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further votes or action by the shareholders.

NOTE H -- ACQUISITIONS

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates, Inc. ("Loder Drew"), a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase with initial consideration of $70.0 million in cash and 1.2 million restricted, unregistered shares of the Company's common stock valued at $11.05 per share. Additionally, the prior owners of Loder Drew received further purchase price consideration in March 1999 of $30.0 million in cash based on the financial performance of Loder Drew for the nine month period ended December 31, 1998, and purchase price consideration of $40.0 million in cash in the first quarter of 2000 based on the financial performance of Loder Drew for the year ended December 31, 1999. This acquisition resulted in final goodwill at December 31, 1999 of $153.6 million which is being amortized over 25 years using the straight-line method.

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, "Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders satisfied the criteria to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ended December 31, 2000 of 88.7 million French Francs (approximately $11.9 million at March 31, 2001) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. During the first quarter of 2001, the Company made a partial payment of 10.1 million French Francs (approximately $1.4 million at the time of the payment). On April 11, 2001, the Company paid the remaining
78.6 million French Francs (approximately $10.7 million at the time of payment). Using the prescribed combination of cash and restricted, unregistered shares of the Company's common stock this amount was paid as a combination of $5.9 million in cash and $4.8 million or 815,038 restricted, unregistered shares of the Company's common stock. The acquisition resulted in final goodwill through December 31, 2000 of $38.4 million which is being amortized over 20 years using the straight-line method.

NOTE I -- COMMITMENTS AND CONTINGENCIES

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege in general terms that the Company, John M. Cook, Scott L. Colabuono, and Michael A. Lustig (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. sec. 78u-4 et seq., which is currently pending before the Court. The Company believes the alleged claims in this lawsuit are without merit. The Company intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations (Unaudited) for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2001        2000
                                                              ------      ------
STATEMENTS OF OPERATIONS DATA:
Revenues....................................................  100.0%      100.0%
Cost of revenues............................................   53.4        55.3
Selling, general and administrative expenses................   47.3        40.6
                                                              -----       -----
  Operating income (loss)...................................   (0.7)        4.1
Interest (expense), net.....................................   (3.1)       (2.4)
                                                              -----       -----
  Earnings (loss) from continuing operations before income
     taxes and discontinued operations......................   (3.8)        1.7
Income tax expense (benefit)................................   (1.5)        0.7
                                                              -----       -----
  Earnings (loss) from continuing operations before
     discontinued operations................................   (2.3)        1.0
Discontinued operations:
  Loss from discontinued taxes, net of income taxes and
     including cumulative effect of accounting change in
     2000...................................................     --       (38.2)
  Gain (loss) on disposal from discontinued operations
     including operating results for phase-out period, net
     of income taxes........................................     --          --
                                                              -----       -----
Loss from discontinued operations...........................     --       (38.2)
                                                              -----       -----
          Net loss..........................................   (2.3)%     (37.2)%
                                                              =====       =====

Quarter Ended March 31, 2001 Compared to Corresponding Period of Prior Year

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients. The Company's services from continuing operations are currently grouped into two distinct operating segments: Accounts Payable Services and French Taxation Services (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in
Item 1. of this Form 10-Q).

     Revenues from continuing operations increased 2.6% to $65.5 million in the first quarter of 2001, up from $63.9 million in the first quarter of 2000. This period-over-period change was comprised primarily of an increase of $1.5 million from the Company's French Taxation Services segment.

     International revenues from continuing operations grew 11.9% to $22.3 million in the first quarter of 2001, up from $19.9 million in the first quarter of 2000. Revenues from the international portion of the Company's Accounts Payable Services segment increased 6.3% to $14.4 million in the first quarter of 2001, up from $13.5 million in the first quarter of 2000. This growth in the Accounts Payable Services segment was driven by new clients and by an expansion of services to existing clients, with the majority of the growth generated in Europe and Canada. Revenues generated by the Company's French Taxation Services segment increased 23.9% to $7.9 million in the first quarter of 2001, up from $6.4 million in the first quarter of 2000.

     Domestic revenues from continuing operations, generated entirely by the Company's Accounts Payable Services segment, decreased slightly to $43.2 million in the first quarter of 2001, down from $44.0 million in the first quarter of 2000.

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

     Cost of revenues as a percentage of revenues from continuing operations decreased to 53.4% of revenues in the first quarter of 2001, down from 55.3% of revenues in the first quarter of 2000.

     Internationally, cost of revenues as a percentage of international revenues from continuing operations improved to 51.5% in the first quarter of 2001, down from 56.2% in the first quarter of 2000. This year-over-year reduction in the cost of revenues as a percentage of revenues was primarily driven by improvements in the cost structure of the Company's international component of the Accounts Payable Services segment, most notably in the European, Canadian and Pacific operations. Cost of revenues as a percentage of segment revenues in the Company's French Taxation Services segment improved to 47.6% in the first quarter of 2001, down from 56.6% in the first quarter of 2000. The higher cost of revenues as a percentage of segment revenues for the French Taxation Services in the first quarter of 2000 was primarily due to fixed costs being spread over a lower revenue base as a result of the French government strike.

     Domestically, cost of revenues as a percentage of domestic revenues from continuing operations remained fairly consistent at 54.4% in the first quarter of 2001, compared to 54.9% for the same period of 2000 for the Company's domestic Accounts Payable Services operations.

     Selling, General, and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles.

     Selling, general and administrative expenses, as a percentage of revenues from continuing operations increased to 47.3% in the first quarter of 2001, up from 40.6% in the first quarter of 2000. A portion of the year-over-year increase in selling, general and administrative expenses is due to expenditures resulting from the Company's investment in infrastructure to support anticipated future growth, an increase in accounts receivable reserves, implementation of the Company's strategic realignment plan, the impact of currency transaction losses on the Company's international divisions, and research and development costs related to the Company's e-commerce business initiatives.

     Internationally, excluding corporate overhead, selling, general and administrative expenses as a percentage of international revenues from continuing operations increased to 42.3% in the first quarter of 2001, up from 33.1% the first quarter of in 2000. Overall, French Taxation Services experienced an increase in selling, general, and administrative expenses as a percentage of segment revenues to 63.1% in the first quarter of 2001 versus 56.8% in the first quarter of 2000. The year-over-year increase for French Taxation Services was due primarily to an increase in accounts receivable reserves for a particular revenue claim type, full implementation of the 35 hour work week in France and increased investment in sales infrastructure to support anticipated future growth. Selling, general and administrative expenses as a percentage of segment revenues for international Accounts Payable Services increased to 30.9% in the first quarter of 2001, up from 22.0% in the first quarter of 2000, due primarily to investments in infrastructure to support anticipated future growth, particularly in Europe and Latin America.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations was 25.5% in the first quarter of 2001, up slightly from the 24.0% level during the same period last year. Contributing to this increase was the portion of non-recurring charges for severance and other personnel costs related to the implementation of the Company's strategic realignment plan incurred by the domestic Accounts Payable Services operations.

     Corporate overhead selling, general, and administrative expenses as a percentage of revenue from continuing operations increased to 16.1% in the first quarter of 2001 up from 13.7% the first quarter of in 2000. Excluding non-recurring charges incurred by the Company during the first quarter of 2001 for severance and other personnel costs related to the implementation of its strategic realignment plan, corporate selling, general and administrative expenses as a percentage of revenues from continuing operations was 15.1% in the first quarter of 2001 compared to 13.7% for the same period of 2000. This increase is due in part to increased investment in both the continuing and discontinued operations in areas such as infrastructure and research and development in e-commerce initiatives. Additionally, during the first quarter of 2001, the Company incurred significant consulting fees related to the implementation of its strategic realignment plan. The Company continues to incur corporate overhead expenses to support its discontinued operations and expects to do so until they are sold. Under accounting principles generally accepted in the United States of America, no allocation of general corporate overhead can be made to discontinued operations with the exception of applicable interest expense.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $3.1 million in the first quarter of 2001 and $3.0 million in the first quarter of 2000.

     Operating Income (Loss). Operating loss as a percentage of revenues from continuing operations was (0.7)% in the first quarter of 2001, compared to operating income as a percentage of revenues from continuing operations of 4.1% in the first quarter of 2000. Excluding non-recurring charges incurred by the Company during the first quarter of 2001, operating income as a percentage of revenues from continuing operations was 0.5% in the first quarter of 2001, compared to 4.1% in the first quarter of 2000.

     Internationally, operating income as a percentage of international revenues from continuing operations, excluding corporate overhead, decreased to 6.2% in the first quarter of 2001, from 10.7% in the first quarter of 2000. This decline was driven by a decrease in operating income in international Accounts Payable Services to 15.5% in the first quarter of 2001, down from 22.0% in the first quarter of 2000, for reasons outlined above. This decline was partially offset by an improvement in operating loss percentages for the French Taxation Services segment. Operating loss for the French Taxation Services segment as a percentage of segment revenues was (10.8)% in the first quarter of 2001, an improvement from a loss of (13.4)% in the first quarter of 2000.

     Domestically, operating income as a percentage of domestic revenues from continuing operations, excluding corporate overhead, decreased to 20.1% in 2001, down from 21.1% in the first quarter of 2000, for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for the first quarter of 2001 was $2.0 million, up from $1.6 million in the first quarter of 2000. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of consideration paid for businesses it acquires (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). Without these acquisitions, the Company's need for bank borrowings would have been minimal.

     Earnings (Loss) From Continuing Operations Before Income Taxes and Discontinued Operations. The Company had a loss from continuing operations before income taxes and discontinued operations of $(2.5) million in the first quarter of 2001 compared to earnings from continuing operations before income taxes and discontinued operations of $1.1 million in the first quarter of 2000. As a percentage of total revenues, the loss from continuing operations before income taxes and discontinued operations was (3.8)% in the first quarter of 2001. Earnings from continuing operations before income taxes and discontinued operations as a percentage of revenues was 1.7% in the first quarter of 2000. The decrease in earnings (loss) from continuing operations before income taxes and discontinued operations was the result of the factors noted above.

     Income Tax Expense (Benefit). The provisions for income taxes for 2001 and 2000 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 40% for the first quarter of 2001 and 42% for the first quarter of 2000.

     Loss From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing on its core Accounts Payable Services business. Under this strategic realignment initiative, the Company will divest the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment.

     The Company generated a loss from discontinued operations in the first quarter of 2001 of $0.2 million, which has been deferred as required under accounting principles generally accepted in the United States of America, since it is expected to be recovered upon ultimate sale of these businesses. This compares to a loss of $24.4 million for the first quarter of 2000. Approximately $26.1 million of this loss was due to the Company's decision to retroactively change its method of accounting for revenue recognition for the Meridian and Ship & Debit divisions, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (See Note B of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

     If the Company does not divest of the non-core businesses within one year, their results may be reconsolidated with the results from continuing operations.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share decreased to 48.0 million for 2001, down from 49.4 million for 2000. This decrease was comprised primarily of outstanding shares repurchased in the open market under the Company's publicly announced share repurchase program in 2000 offset by restricted, unregistered shares to be issued by the Company in connection with the Groupe AP earnout (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

     The Company maintains a $200.0 million senior bank credit facility that is syndicated between nine banking institutions led by Bank of America as agent for the group (the "Banks"). Subject to adherence to standard loan covenants, borrowings under the credit facility are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. As of March 31, 2001, the Company had $154.1 million in outstanding principal borrowings under its credit facility.

     As of March 31, 2001, the Company was not in compliance with the fixed charge coverage financial ratio covenant in its bank credit facility agreement (the "Credit Agreement"). Under the current Credit Agreement, as amended, financial ratio covenants are calculated on a trailing four-quarter basis without giving effect to SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). During the first quarter of 2001, Meridian, one of the Company's discontinued operations, achieved revenues and earnings on a pre-SAB 101 basis which were significantly below expectations and were the principal causes of the non-compliance. The existing covenant violation was waived by the Banks effective

March 31, 2001 through the execution, on May 9, 2001, of an amendment to the Credit Agreement. In connection with the waiver of this covenant violation, the Banks and the Company also amended the Credit Agreement to relax certain financial ratio covenants applicable to the second and third quarters of 2001. The Company currently forecasts that it will satisfy the revised financial ratio covenants of the Credit Agreement for at least the next four calendar quarters. Notwithstanding the Company's current forecasts, no assurances can be provided that these or other violations of the Credit Agreement will not occur in the future or that, if such violations occur, that the Banks will not elect to pursue their contractual remedies under the Credit Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its Banks in the event of an unanticipated repayment demand.

     In addition to waiving and revising certain financial ratio covenants, the May 9, 2001 amendment to the Company's Credit Agreement also eliminated the Company's right to repurchase its common stock, increased applicable interest rates to more closely reflect current rates being charged in the syndicated loan market, and provided for permanent future reductions to the $200.0 million facility size as net proceeds from future sales of the discontinued operations are applied to reduce outstanding bank borrowings. If maximum future permanent credit facility reductions are achieved, the credit facility will have a revised capacity of $125.0 million.

     Net cash used in operating activities was $4.3 million in the first quarter of 2001 and $4.1 million in the first quarter of 2000.

     Net cash used in investing activities was $1.7 million in the first quarter of 2001 and $41.9 million in the first quarter of 2000. Cash used in investing activities during the first quarter of 2000 related primarily to additional purchase price consideration (earnout) paid to the former owners of an acquired business.

     Net cash provided by financing activities was $1.5 million in the first quarter of 2001 and $50.5 million in the first quarter of 2000. The net cash provided by financing activities during the three months ended March 31, 2000 related primarily to proceeds from the Company's $200.0 million credit facility. The Company borrowed $43.0 million under its credit facility in March 2000 and simultaneously paid this amount to the former owners of two acquired recovery audit firms.

     Net cash used in discontinued operations was $6.1 million in the first quarter of 2001 and $5.6 million in the first quarter of 2000.

     The former private shareholders of Groupe AP satisfied the criteria to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ended December 31, 2000 of 88.7 million French Francs (approximately $11.9 million at March 31, 2001) payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. During the first quarter of 2001, the Company made a partial payment on the earnout of 10.1 million French Francs (approximately $1.4 million at the time of the payment). On April 11, 2001, the Company paid the remaining 78.6 million French Francs (approximately $10.7 million at the time of payment). Using the prescribed combination of cash and restricted, unregistered shares of the Company's common stock, this amount was paid as a combination of $5.9 million in cash and $4.8 million or 815,038 restricted, unregistered shares of the Company's common stock.

     Through April 30, 2001, the Company acquired 23 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

     The Company from time to time issues common stock in partial consideration for the business entities it acquires. The timing and quantity of any future securities issuances are not susceptible to estimation. Additionally, if the Company is successful in arranging for future acquisitions which individually or collectively are large relative to the Company's size, it may need to secure additional debt or equity financing. There can be no assurance that the Company can secure such additional financing if needed.

     As discussed in Note B of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company will divest the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment. Proceeds from the divestiture of these businesses are contractually required to be used to pay down outstanding principal borrowings under the Company's credit facility.

     The Company believes that its current working capital, availability remaining under its $200.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through March 31, 2002 unless one or more acquisitions are consummated which require the Company to seek additional debt or equity financing.

FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including without limitation, (1) statements that contain projections of the Company's future results of operations or of the Company's financial condition, (2) statements regarding the adequacy of the Company's current working capital and other available sources of funds, and (3) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Such risk and uncertainties include, without limitation, the following:

     - the Company's ability to effectively manage during the divestitures;

     - the possibility of an adverse judgment in pending securities litigation;

     - the risk that the Company may be unsuccessful in complying with the financial ratio covenants of its Credit Agreement, as amended;

     - the impact of certain accounting pronouncements by the Securities and Exchange Commission;

     - potential timing issues that could delay revenue recognition;

     - the effect of strikes;

     - future weakness in the currencies of countries in which the Company transacts business;

     - changes in economic cycles;

     - competition from other companies;

     - the effect of bankruptcies of the Company's larger clients;

     - changes in governmental regulations applicable to the Company; and

     - other risk factors detailed in the Company's Form 10-K for the year ended December 31, 2000.

     There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted as risk factors above and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses by corporate clients. Meridian periodically utilizes derivative financial instruments to hedge against adverse currency fluctuations since it must transact business using a variety of European and Asian currencies. Meridian had no derivative financial instruments outstanding at March 31, 2001 or December 31, 2000. None of the Company's operating units other than Meridian have historically utilized derivative financial instruments although future use of these types of instruments is presently under consideration.

     The Company has not conducted any additional transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege in general terms that the Company, John M. Cook, Scott L. Colabuono, and Michael A. Lustig (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. sec. 78u-4 et seq., which is currently pending before the Court. The Company believes the alleged claims in this lawsuit are without merit. The Company intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At March 31, 2001, the Company was not in compliance with the fixed charge coverage financial ratio covenant of its bank credit facility. This violation was waived by the Company's lenders on May 9, 2001. (See Liquidity and Capital Resources under Item 2. of this Form 10-Q.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
    3.1  --   Restated Articles of Incorporation of the Registrant
              (incorporated by reference to Exhibit 4.2 to Registrant's
              Form 8-A/A filed August 9, 2000).
    3.2  --   Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-A/A filed August 9,
              2000).
    4.1  --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
    4.2  --   See Restated Articles of Incorporation and Bylaws of the
              Registrant, filed as Exhibits 3.1 and 3.2, respectively.
   10.1  --   Separation Agreement between Mr. Michael A. Lustig and the
              Registrant, dated February 2, 2001.
   10.2  --   Separation Agreement between Mr. Scott L. Colabuono and the
              Registrant, dated January 31, 2001.
   10.3  --   Non-qualified Stock Option Agreement between Mr. John Cook and the Registrant dated March 26, 2001.
   10.4  --   Non-qualified Stock Option Agreement between Mr. John M.
              Toma and the Registrant dated March 26, 2001.
   10.5  --   Non-qualified Stock Option Agreement between Mr. Mark C.
              Perlberg and the Registrant dated March 26, 2001.
   10.6  --   Non-qualified Stock Option Agreement between Mr. James L.
              Dinkins and the Registrant dated March 26, 2001.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         THE PROFIT RECOVERY GROUP
                                         INTERNATIONAL, INC.

May 10, 2001                             By:   /s/ DONALD E. ELLIS, JR.
                                           ------------------------------------
                                           Executive Vice President -- Finance,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)