Form 10-Q
period 2001-06-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2001-08-09
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO____________

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

     Common shares of the registrant outstanding at July 31, 2001 were 48,570,051.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                                     INDEX

                                                                         PAGE NO.
                                                                         --------
PART I.    Financial Information
           Item 1. Financial Statements (Unaudited)....................      1
             Condensed Consolidated Statements of Operations for the
                Three and Six Months Ended June 30, 2001 and 2000......      1
             Condensed Consolidated Balance Sheets as of June 30, 2001
                and December 31, 2000..................................      2
             Condensed Consolidated Statements of Cash Flows for the
                Six Months Ended June 30, 2001 and 2000................      3
             Notes to Condensed Consolidated Financial Statements......      4
           Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     11
           Item 3. Quantitative and Qualitative Disclosures About
           Market Risk.................................................     20
PART II.   Other Information
           Item 1. Legal Proceedings...................................     21
           Item 2. Changes in Securities and Use of Proceeds...........     21
           Item 3. Defaults Upon Senior Securities.....................     21
           Item 4. Submission of Matters to a Vote of Security
           Holders.....................................................     21
           Item 5. Other Information...................................     22
           Item 6. Exhibits and Reports on Form 8-K....................     22
Signature..............................................................     23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                          -------------------   -------------------
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Revenues................................................  $76,784    $76,683    $142,311   $140,577
Cost of revenues........................................   39,790     38,572      74,789     73,922
Selling, general and administrative expenses............   30,697     24,520      61,691     50,430
                                                          -------    -------    --------   --------
  Operating income......................................    6,297     13,591       5,831     16,225
Interest (expense), net.................................   (1,780)    (2,171)     (3,801)    (3,741)
                                                          -------    -------    --------   --------
  Earnings from continuing operations before income
     taxes and discontinued operations..................    4,517     11,420       2,030     12,484
Income taxes............................................    1,807      4,796         812      5,243
                                                          -------    -------    --------   --------
  Earnings from continuing operations before
     discontinued operations............................    2,710      6,624       1,218      7,241
Discontinued operations (Note B):
  Earnings (loss) from discontinued operations, net of
     income taxes of $9 and $(418) in the three and six
     months ended June 30, 2000, respectively, and
     including cumulative effect of accounting change of
     $(26,145) in 2000..................................       --         24          --    (24,389)
  Gain (loss) on disposal from discontinued operations
     including operating results for phase-out period,
     net of income taxes................................       --         --          --         --
                                                          -------    -------    --------   --------
  Earnings (loss) from discontinued operations..........       --         24          --    (24,389)
                                                          -------    -------    --------   --------
          Net earnings (loss)...........................  $ 2,710    $ 6,648    $  1,218   $(17,148)
                                                          =======    =======    ========   ========
Basic earnings (loss) per share (Note C):
  Earnings from continuing operations before
     discontinued operations............................  $  0.06    $  0.13    $   0.03   $   0.14
  Discontinued operations...............................       --         --          --      (0.49)
                                                          -------    -------    --------   --------
          Net earnings (loss)...........................  $  0.06    $  0.13    $   0.03   $  (0.35)
                                                          =======    =======    ========   ========
Diluted earnings (loss) per share (Note C):
  Earnings from continuing operations before
     discontinued operations............................  $  0.06    $  0.13    $   0.03   $   0.14
  Discontinued operations...............................       --         --          --      (0.48)
                                                          -------    -------    --------   --------
          Net earnings (loss)...........................  $  0.06    $  0.13    $   0.03   $  (0.34)
                                                          =======    =======    ========   ========
Weighted-average shares outstanding (Note C):
  Basic.................................................   48,107     49,620      48,066     49,527
                                                          =======    =======    ========   ========
  Diluted...............................................   48,486     50,459      48,348     50,701
                                                          =======    =======    ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                       ASSETS
Current assets:
  Cash and cash equivalents (Note F)........................  $ 12,812     $ 23,870
  Receivables:
    Contract receivables, less allowance for doubtful
     accounts of $9,069 in 2001 and $5,243 in 2000..........    66,467       67,399
    Employee advances and miscellaneous receivables.........     5,490        5,073
                                                              --------     --------
        Total receivables...................................    71,957       72,472
                                                              --------     --------
  Prepaid expenses and other current assets.................     3,412        3,470
  Deferred income taxes.....................................    12,565       12,565
  Net assets of discontinued operations (Note B)............    93,556       80,682
                                                              --------     --------
        Total current assets................................   194,302      193,059
                                                              --------     --------
Property and equipment:
  Computer and other equipment..............................    44,027       49,708
  Furniture and fixtures....................................     3,493        3,755
  Leasehold improvements....................................     5,633        5,957
                                                              --------     --------
                                                                53,153       59,420
  Less accumulated depreciation and amortization............    29,719       32,516
                                                              --------     --------
    Property and equipment, net.............................    23,434       26,904
                                                              --------     --------
Noncompete agreements, less accumulated amortization of
  $7,134 in 2001 and $6,707 in 2000.........................       510          937
Deferred loan costs, less accumulated amortization of $1,746
  in 2001 and $1,341 in 2000................................     2,432        1,701
Goodwill, less accumulated amortization of $28,015 in 2001
  and $23,469 in 2000.......................................   222,798      235,153
Deferred income taxes.......................................     5,673        6,236
Other assets................................................       866          841
                                                              --------     --------
                                                              $450,015     $464,831
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt....................  $    386     $    391
  Accounts payable and accrued expenses.....................    17,436       17,284
  Accrued business acquisition consideration (Note H).......        --        7,567
  Accrued payroll and related expenses......................    28,739       38,017
  Deferred tax recovery audit revenue.......................       740          694
                                                              --------     --------
        Total current liabilities...........................    47,301       63,953
Long-term debt, excluding current installments..............   161,605      154,563
Deferred compensation.......................................     4,107        5,615
Other long-term liabilities.................................     1,471        1,544
                                                              --------     --------
        Total liabilities...................................   214,484      225,675
                                                              --------     --------
Shareholders' equity (Notes G and I):
  Preferred stock, no par value. Authorized 500,000 shares;
    no shares issued or outstanding in 2001 and 2000........        --           --
  Participating preferred stock, no par value. Authorized
    500,000 shares; no shares issued or outstanding in 2001
    and 2000................................................        --           --
  Common stock, no par value; $.001 stated value per share.
    Authorized 200,000,000 shares; issued 50,774,570 shares
    in 2001 and 49,912,231 shares in 2000...................        51           50
  Additional paid-in capital................................   316,652      316,127
  Accumulated deficit.......................................   (38,817)     (40,035)
  Accumulated other comprehensive loss......................   (19,870)     (14,237)
  Treasury stock at cost, 2,435,990 shares in 2001 and
    2000....................................................   (21,024)     (21,024)
  Unearned portion of restricted stock......................    (1,461)      (1,725)
                                                              --------     --------
        Total shareholders' equity..........................   235,531      239,156
                                                              --------     --------
  Commitments and contingencies (Note I)
                                                              $450,015     $464,831
                                                              ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities:
  Net earnings (loss).......................................  $  1,218   $(17,148)
  Less loss from discontinued operations....................        --     24,389
                                                              --------   --------
  Earnings from continuing operations.......................     1,218      7,241
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by (used in) operating
    activities:
    Depreciation and amortization...........................    11,877     12,290
    Loss on sale of property and equipment..................        43         --
    Restricted stock compensation expense...................       168         --
    Deferred compensation expense...........................    (1,508)       704
    Deferred income taxes...................................       578        845
  Changes in assets and liabilities:
    Receivables.............................................    (2,778)    (7,454)
    Prepaid expenses and other current assets...............       194       (675)
    Other assets............................................       (45)      (871)
    Accounts payable and accrued expenses...................     2,240     (5,275)
    Accrued payroll and related expenses....................    (8,400)    (5,453)
    Deferred tax recovery audit revenue.....................       122       (308)
    Other long-term liabilities.............................        60     (2,488)
                                                              --------   --------
         Net cash provided by (used in) operating
          activities........................................     3,769     (1,444)
                                                              --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (2,255)    (4,197)
  Additional acquisition consideration......................    (7,324)   (40,000)
                                                              --------   --------
         Net cash used in investing activities..............    (9,579)   (44,197)
                                                              --------   --------
Cash flows from financing activities:
  Net repayments of notes payable to bank...................        --       (709)
  Proceeds from issuance of long-term debt..................     9,313     71,217
  Payments for deferred loan costs..........................    (1,135)        --
  Net proceeds from common stock issuances..................       956      4,590
                                                              --------   --------
         Net cash provided by financing activities..........     9,134     75,098
                                                              --------   --------
Net cash used in discontinued operations....................   (12,942)   (20,474)
Effect of exchange rates on cash and cash equivalents.......    (1,440)       764
                                                              --------   --------
         Net change in cash and cash equivalents............   (11,058)     9,747
Cash and cash equivalents at beginning of period............    23,870     22,315
                                                              --------   --------
Cash and cash equivalents at end of period..................  $ 12,812   $ 32,062
                                                              ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................  $  3,405   $  2,594
                                                              ========   ========
  Cash paid (refunded) during the period for income taxes,
    net.....................................................  $   (931)  $  4,766
                                                              ========   ========
Supplemental disclosure of non-cash investing and financing
  activities:
  During the six months ended June 30, 2001 and 2000, the
    Company made payments for further purchase consideration
    related to two previously acquired companies as follows:
  Fair value of assets acquired.............................  $ 12,167   $ 40,000
  Cash paid for acquisitions (net of cash acquired).........    (7,324)   (40,000)
  Fair value of shares issued for acquisitions..............    (4,843)        --
                                                              --------   --------
    Liabilities assumed.....................................  $     --   $     --
                                                              ========   ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements (Unaudited) of The Profit Recovery Group International, Inc., and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

     The Company's Condensed Consolidated Financial Statements (Unaudited) reflect Meridian, Logistics Management Services, Communications Services, and Ship & Debit as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Meridian, Logistics Management Services and Communications Services for segment reporting purposes. The amounts include interest on debt and an allocation of the interest on the Company's general credit facility. For the three months ended June 30, 2001 and 2000, interest allocated to discontinued operations was $1.0 million and $0.5 million, respectively. For the six months ended

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

June 30, 2001 and 2000, interest allocated to discontinued operations was $1.6 million and $0.7 million, respectively.

     During the three months ended June 30, 2001 and 2000, revenues from discontinued operations were $16.5 million and $19.7 million, respectively. During the six months ended June 30, 2001 and 2000, revenues from discontinued operations were $38.3 million and $37.9 million, respectively. The Company generated losses from discontinued operations of $3.8 million and $3.9 million during the three and six months ended June 30, 2001, respectively, which have been deferred as required under accounting principles generally accepted in the United States of America, since they are expected to be recovered upon ultimate sale of these businesses. Summarized balance sheet information for the discontinued operations is as follows:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
                                                                  (IN THOUSANDS)
Current assets..............................................  $ 45,618     $ 43,069
Total assets................................................   129,550      125,936
Total current liabilities...................................    35,866       45,052
Total liabilities...........................................    35,994       45,254
Net assets of discontinued operations.......................    93,556       80,682

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE C -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2001 and 2000 (in thousands):

                                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,
                                                   -------------------   ------------------
                                                     2001       2000      2001       2000
                                                   --------   --------   -------   --------
Numerator:
  Earnings from continuing operations before
     discontinued operations.....................  $ 2,710    $ 6,624    $ 1,218   $  7,241
  Discontinued operations........................       --         24         --    (24,389)
                                                   -------    -------    -------   --------
     Net earnings (loss).........................  $ 2,710    $ 6,648    $ 1,218   $(17,148)
                                                   =======    =======    =======   ========
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares
     outstanding.................................   48,107     49,620     48,066     49,527
  Effect of dilutive securities:
     Employee stock options......................      379        839        282      1,174
                                                   -------    -------    -------   --------
     Denominator for diluted earnings (loss).....   48,486     50,459     48,348     50,701
                                                   =======    =======    =======   ========
Basic earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations.....................  $  0.06    $  0.13    $  0.03   $   0.14
  Discontinued operations........................       --         --         --      (0.49)
                                                   -------    -------    -------   --------
     Net earnings (loss).........................  $  0.06    $  0.13    $  0.03   $  (0.35)
                                                   =======    =======    =======   ========
Diluted earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations.....................  $  0.06    $  0.13    $  0.03   $   0.14
  Discontinued operations........................       --         --         --      (0.48)
                                                   -------    -------    -------   --------
     Net earnings (loss).........................  $  0.06    $  0.13    $  0.03   $  (0.34)
                                                   =======    =======    =======   ========

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

     While no final determinations have yet been made, the Company is exploring strategic alternatives with respect to its French Taxation Services operations. One of the strategic alternatives under serious considera-

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES tion is the potential sale of Groupe Alma and related entities, which collectively comprise all of the Company's French Taxation Services segment. In exploring this alternative, the Company has engaged investment banking assistance, prepared an offering document and distributed the document on a very limited, selective basis within France. Although the Company has not yet determined whether or not it will sell Groupe Alma as of the filing of this Form 10-Q, the Company believes that any near-term sale of Groupe Alma, if and when approved by the Company's Board of Directors, may result in a substantial and material net loss.

     Corporate support represents the unallocated portion of corporate general and administrative expenses not specifically attributable to Accounts Payable Services or French Taxation Services.

     The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

     Segment information for the three and six months ended June 30, 2001 and 2000 is as follows (in thousands):

                                                 ACCOUNTS    FRENCH
                                                 PAYABLE    TAXATION   CORPORATE
                                                 SERVICES   SERVICES    SUPPORT     TOTAL
                                                 --------   --------   ---------   --------
Three Months Ended June 30, 2001
  Revenues.....................................  $ 67,046   $ 9,738    $     --    $ 76,784
  Operating income (loss)......................    15,609      (500)     (8,812)      6,297
Three Months Ended June 30, 2000
  Revenues.....................................  $ 65,038   $11,645    $     --    $ 76,683
  Operating income (loss)......................    17,222     2,954      (6,585)     13,591
Six Months Ended June 30, 2001
  Revenues.....................................  $124,687   $17,624    $     --    $142,311
  Operating income (loss)......................    26,529    (1,352)    (19,347)      5,831
Six Months Ended June 30, 2000
  Revenues.....................................  $122,565   $18,012    $     --    $140,577
  Operating income (loss)......................    29,489     2,101     (15,365)     16,225

NOTE E -- COMPREHENSIVE INCOME (LOSS)

     The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three month periods ended June 30, 2001 and 2000, the Company's consolidated comprehensive income was $1.4 million and $5.7 million, respectively. For the six month periods ended June 30, 2001 and 2000, the Company's consolidated comprehensive loss was $(4.4) million and $(21.3) million, respectively. The difference between consolidated comprehensive income
(loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

NOTE F -- CASH EQUIVALENTS

     At June 30, 2001, the Company did not maintain any temporary investments with U.S. banks. Cash equivalents at December 31, 2000 included $0.9 million of temporary investments held at U.S. banks. Cash equivalents at June 30, 2001 and December 31, 2000 also included $6.1 million and $7.1 million, respectively, held at a French bank by certain of the Company's French subsidiaries.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     From time to time, the Company invests excess cash in repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the repurchase agreement amount. No repurchase agreements were outstanding at June 30, 2001 or December 31, 2000.

NOTE G -- SHAREHOLDERS' EQUITY

     On July 26, 2000, the Board of Directors (the "Board") approved a share repurchase program. Under the share repurchase program, the Company could buy up to $40.0 million of its outstanding common stock. On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company was authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of June 30, 2001 and December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million. As part of a May 9, 2001 amendment to the Company's $200.0 million senior bank credit facility, the Company relinquished its contractual rights to effect future repurchases of its common stock.

     On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the "Stock Awards"). Of the total restricted shares issued, 135,000 restricted shares vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares vest at the end of five years of continued employment. At June 30, 2001, 102,000 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the life of the Stock Awards, the Company will recognize $1.8 million in compensation expense. For the three and six months ended June 30, 2001, the Company has recognized $0.1 million and $0.2 million, respectively, of compensation expense related to the Stock Awards.

     Effective July 31, 2000, the Board amended the Company's Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which have been issued.

     On August 1, 2000, the Board authorized a shareholder protection plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the "Rights Plan"). The terms of the Rights Plan provide for a dividend of one right (collectively, the "Rights") to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company's common stock by a person or affiliated group. Issuance of the Rights does not affect the finances of the Company, interfere with the Company's operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company's shares may be traded. At a meeting of the Company's Board of Directors which was held on July 24, 2001, the Board appointed a special committee to review the Rights Plan and to report their recommendations for Company action on the Rights Plan to the Board at the October 2001 meeting.

     The Company has issued no preferred stock through June 30, 2001, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the shareholders protection rights agreement. The Company's remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further votes or action by the shareholders.

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

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, "Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders satisfied the criteria to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ended December 31, 2000 of 88.7 million French Francs, payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. During the first quarter of 2001, the Company made a partial payment of 10.1 million French Francs (approximately $1.4 million at the time of the payment). On April 11, 2001, the Company paid the remaining 78.6 million French Francs (approximately $10.7 million at the time of payment). Using the prescribed combination of cash and restricted, unregistered shares of the Company's common stock, this amount was paid as a combination of $5.9 million in cash and $4.8 million or 815,038 restricted, unregistered shares of the Company's common stock. The acquisition resulted in final goodwill at December 31, 2000 of $38.4 million which is being amortized over 20 years using the straight-line method.

NOTE I -- COMMITMENTS AND CONTINGENCIES

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege in general terms that the Company, John M. Cook, Scott L. Colabuono, and Michael A. Lustig (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. sec. 78u-4 et seq. The Court denied Defendants' Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs' Complaint on June 19, 2001. Discovery is in the early stages. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these other actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

NOTE J -- SUBSEQUENT EVENT

     On July 25, 2001 the Company signed a letter of intent to acquire substantially all the assets of Howard Schultz & Associates International, Inc. (HS&A), an international recovery auditing firm serving retailers, distributors, wholesalers and other transaction-intensive companies, and substantially all of the equity of certain of its affiliates.

     The acquisition will be accounted for in accordance with the accounting guidance provided in SFAS No. 141, "Business Combinations". This guidance was published by the Financial Accounting Standards Board on July 20, 2001 and the Company is currently assessing its impact on the proposed transaction.

     This acquisition is subject to execution of a definitive agreement, approval of both the Company's and HS&A's shareholders, approval from the Company's banking syndicate including modifications of certain aspects of the current credit agreement, and customary regulatory approvals.

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

     While no final determinations have yet been made, the Company is currently exploring its strategic alternatives with respect to its French Taxation operations. One of the strategic alternatives is the potential sale of Groupe Alma and related entities, which collectively comprise all of the Company's French Taxation Services segment (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

                                                         THREE MONTHS     SIX MONTHS
                                                             ENDED           ENDED
                                                           JUNE 30,        JUNE 30,
                                                         -------------   -------------
                                                         2001    2000    2001    2000
                                                         -----   -----   -----   -----
STATEMENTS OF OPERATIONS DATA:
Revenues..............................................   100.0%  100.0%  100.0%  100.0%
Cost of revenues......................................    51.8    50.3    52.6    52.6
Selling, general and administrative expenses..........    40.0    32.0    43.3    35.9
                                                         -----   -----   -----   -----
  Operating income....................................     8.2    17.7     4.1    11.5
Interest (expense), net...............................    (2.3)   (2.8)   (2.7)   (2.7)
                                                         -----   -----   -----   -----
  Earnings from continuing operations before income
     taxes and discontinued operations................     5.9    14.9     1.4     8.8
Income taxes..........................................     2.4     6.3     0.6     3.7
                                                         -----   -----   -----   -----
  Earnings from continuing operations before
     discontinued operations..........................     3.5     8.6     0.8     5.1
Discontinued operations:
  Earnings (loss) from discontinued operations, net of
     income taxes and including cumulative effect of
     accounting change in 2000........................      --      --      --   (17.3)
  Gain (loss) on disposal from discontinued operations
     including operating results for phase-out period,
     net of income taxes..............................      --      --      --      --
                                                         -----   -----   -----   -----
  Earnings (loss) from discontinued operations........      --      --      --   (17.3)
                                                         -----   -----   -----   -----
          Net earnings (loss).........................     3.5%    8.6%    0.8%  (12.2)%
                                                         =====   =====   =====   =====

Three and Six Month Periods Ended June 30, 2001 Compared to Corresponding Periods of the Prior Year

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

     Revenues from continuing operations increased slightly to $76.8 million in the second quarter of 2001, compared to $76.7 million in the second quarter of 2000. For the six months ended June 30, 2001, revenues from continuing operations were $142.3 million or 1.2% higher than revenues from continuing operations of $140.6 million achieved in the corresponding period of 2000.

     International revenues from continuing operations decreased by approximately $1.7 million or 6.3% to $24.7 million in the second quarter of 2001, down from $26.4 million in the second quarter of 2000. Revenues from the international portion of the Company's Accounts Payable Services segment increased 1.6% to $15.0 million in the second quarter of 2001, up from $14.7 million in the second quarter of 2000. Revenues generated by the Company's French Taxation Services segment decreased 16.4% to $9.7 million in the second quarter of 2001, down from $11.6 million in the second quarter of 2000. The French Taxation Services revenues for the second quarter of 2000 were favorably impacted by settlement of the French tax workers strike which commenced in the first quarter of 2000. The effect of this strike resulted in lower revenues for the first quarter of 2000 and increased revenues in the second quarter of 2000 as first quarter activity resulted in revenues in the second quarter. For the first six months of 2001, international revenues from continuing operations were $47.0 million, a 1.5% increase over international revenues of $46.3 million during the comparable period of 2000. Revenues from the international portion of the Company's Accounts Payable Services segment increased 3.9% to $29.4 million during the six months ended June 30, 2001, up from $28.3 million in the comparable period of 2000. This growth in the international portion of the Company's Accounts Payable Services segment was driven by new clients and by an expansion of services to existing clients, with the majority of the growth generated in Europe. Revenues generated by the Company's French Taxation Services segment decreased 2.2% to $17.6 million during the six months ended June 30, 2001, down from $18.0 million for the six months ended June 30, 2000.

     Domestic revenues from continuing operations, generated entirely by the Company's Accounts Payable Services segment, increased 3.5% to $52.1 million in the second quarter of 2001, up from $50.3 million in the second quarter of 2000. For the first six months of 2001, domestic revenues from continuing operations increased slightly to $95.3 million, up from domestic revenues of $94.3 million during the comparable period of 2000.

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

     Cost of revenues as a percentage of revenues from continuing operations increased to 51.8% of revenues in the second quarter of 2001, up from 50.3% of revenues in the second quarter of 2000. Cost of revenues was 52.6% of revenues from continuing operations for both the six month periods ended June 30, 2001 and 2000.

     Internationally, cost of revenues as a percentage of international revenues from continuing operations increased to 50.9% in the second quarter of 2001, up from 46.3% in the second quarter of 2000. Cost of revenues as a percentage of segment revenues in the Company's French Taxation Services segment increased to 46.6% in the second quarter of 2001, up from 40.7% in the second quarter of 2000. This increase was primarily due to relatively stable costs being spread over a lower revenue base as well as to increased personnel costs as a result of the full implementation of the 35 hour work week. Cost of revenues as a percentage of segment revenues in the international portion of the Company's Accounts Payable Services segment increased to 53.7% in the second quarter of 2001, up from 50.7% in the comparable period of 2000. For the six months ended June 30, 2001, international cost of revenues as a percentage of international revenues from continuing operations increased to 51.2%, up from 50.5% in the second quarter of 2000. Cost of revenues as a percentage of segment revenues in the Company's French Taxation Services segment for the six months ended June 30, 2001 was 47.0%, slightly higher than cost of revenues as a percentage of revenues of 46.3% for the six months ended June 30, 2000. For the international portion of the Company's Accounts Payable Services segment, cost of revenues as a percentage of segment revenues for the six months ended June 2001 were 53.6%, up slightly from 53.2% for the comparable period of 2000.

     Domestically, for the three and six month periods ended June 30, 2001, cost of revenues as a percentage of domestic operations was fairly constant compared to the same periods of the prior year. Domestically, cost of revenues as a percentage of domestic revenues from continuing operations was 52.3% in the second quarter of 2001, in line with 52.4% for the comparable period of 2000 for the Company's domestic Accounts Payable Services operations. For the six months ended June 30, 2001, domestic cost of revenues as a percentage of revenues from domestic continuing operations of 53.2% was a slight improvement, compared to 53.6% for the same period of 2000 for the Company's domestic Accounts Payable Services operations.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, the impact of foreign currency transactions, headquarters-related depreciation of property and equipment and amortization of intangibles.

     Selling, general and administrative expenses, as a percentage of revenues from continuing operations increased to 40.0% in the second quarter of 2001, up from 32.0% in the second quarter of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses as a percentage of revenues from continuing operations increased to 43.3%, up from 35.9% for the six months ended June 30, 2000. A portion of the quarter-over-quarter and year-over-year increase in selling, general and administrative expenses is due to expenditures resulting from the Company's investment in infrastructure to support anticipated future growth, an increase in accounts receivable reserves, implementation of the Company's strategic growth and realignment plan, the impact of foreign currency transaction losses, and research and development costs related to the Company's e-commerce business initiatives.

     Internationally, excluding corporate overhead, selling, general and administrative expenses as a percentage of international revenues from continuing operations increased to 39.4% in the second quarter of 2001, up from 27.7% in the second quarter of in 2000. Selling, general and administrative expenses as a percentage of segment revenues for international Accounts Payable Services increased to 26.9% in the second quarter of 2001, up from 22.8% in the second quarter of 2000, due primarily to investments in infrastructure to support anticipated future growth, particularly in Europe and Latin America. The French Taxation Services segment experienced an increase in selling, general and administrative expenses as a percentage of segment revenues to 58.6% in the second quarter of 2001 versus 34.0% in the second quarter of 2000. The period-over-period increase for French Taxation Services was due primarily to an increase in accounts receivable reserves for a particular revenue claim, increased investment in sales infrastructure to support anticipated future growth and increased personnel costs as a result of the full implementation of the 35 hour work week. For the six months ended June 30, 2001, internationally, excluding corporate overhead, selling general and administrative expenses as a percentage of segment revenues were 40.8%, compared to 30.1% for the same period of 2000. For the six months ended June 30, 2001, selling, general and administrative expenses as a percentage of segment revenues for international Accounts Payable Services increased to 28.9%, up from 22.4% for the same period of 2000 due primarily to investments in infrastructure to support anticipated future growth and increases in accounts receivable reserves, particularly in Europe and Latin America. The French Taxation Services segment experienced an increase in selling, general and administrative expenses as a percentage of segment revenues to 60.6% in the six months ended June 30, 2001 versus 42.1% in the six months ended June 30, 2000. The year-over-year increase for French Taxation Services was due primarily to an increase in accounts receivable reserves for a particular revenue claim, increased investment in sales infrastructure to support anticipated future growth and increased personnel costs as a result of the full implementation of the 35 hour work week.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations were 23.3% in the second quarter of 2001, up slightly from the 21.1% level during the same quarter of the prior year. Contributing to this increase were costs related to the implementation of the Company's strategic realignment plan as well as an increase in accounts receivable reserves. For the six months ended June 30, 2001, domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations were 24.3%, compared to 22.4% for the same period of 2000. Contributing to this increase was the portion of non-recurring charges for severance and other personnel costs related to the implementation of the Company's strategic growth and realignment plan incurred by the domestic Accounts Payable Services operations as well as an increase in accounts receivable reserves.

     Corporate overhead selling, general and administrative expenses include the expenses of the corporate data center, human resources, legal and accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles. Corporate overhead selling, general and administrative expenses as a percentage of revenue from continuing operations increased to 11.5% in the second quarter of 2001 up from 8.6% in the second quarter of 2000. Corporate overhead selling, general and administrative expenses as a percentage of revenue from continuing operations increased to 13.6% for the six months ended June 30, 2001, up from 10.9% for the comparable period of 2000. This increase in both periods is due in part to increased investment in continuing operations in areas such as infrastructure to support anticipated future growth, the impact of foreign currency transaction losses, and research and development costs related to the Company's e-commerce business initiatives. Additionally, during the three and six month periods ended June 30, 2001, the Company incurred significant consulting fees related to the implementation of its strategic growth and realignment plan. The Company continues to incur corporate overhead expenses to support its discontinued operations and expects to do so until they are sold. Under accounting principles generally accepted in the United States of America, no allocation of general corporate overhead can be made to discontinued operations with the exception of applicable interest expense.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $2.9 million in the second quarters of both 2001 and 2000. For the six month periods ended June 30, 2001 and 2000, amortization of these intangible assets totaled $6.0 million and $5.9 million, respectively.

     Operating Income. Operating income as a percentage of revenues from continuing operations was 8.2% in the second quarter of 2001, compared to 17.7% in the second quarter of 2000. For the six months ended June 30, 2001, operating income as a percentage of revenues from continuing operations was 4.1%, compared to 11.5% during the comparable period of 2000. Excluding non-recurring charges incurred by the Company during the first quarter of 2001, operating income as a percentage of revenues from continuing operations was 4.7% in the six months ended June 30, 2001, compared to 11.5% in the six months ended June 30, 2000.

     Internationally, operating income as a percentage of international revenues from continuing operations, excluding corporate overhead, decreased to 9.7% in the second quarter of 2001, down from 26.0% in the second quarter of 2000. Operating income as a percentage of segment revenues in the international portion of the Company's Accounts Payable Services operations was 19.4% in the second quarter of 2001, down from 26.4% in the second quarter of 2000, for reasons outlined above. Operating loss for the French Taxation Services segment as a percentage of segment revenues was a loss of (5.1)% in the second quarter of 2001, down from operating income as a percentage of segment revenues of 25.4% in the second quarter of 2000, for reasons outlined above. For the six months ended June 30, 2001 internationally, operating income as a percentage of international revenues from continuing operations, excluding corporate overhead, decreased to 8.1% compared to 19.4% for the same period of the prior years, for reasons outlined above. Operating income as a percentage of segment revenues in the international portion of the Company's Accounts Payable Services operations was 17.5% for the six months ended June 30, 2001, down from 24.4% for the comparable period of 2000, for reasons outlined above. For the Company's French Taxation Services segment, operating loss as a percentage of segment revenues was a loss of (7.7)% for the six months ended June 30, 2001, compared to operating income as a percentage of segment revenues of 11.7% for the six months ended June 30, 2000, for reasons outlined above.

     Domestically, operating income as a percentage of domestic revenues from continuing operations, excluding corporate overhead, decreased to 24.4% in 2001, down from 26.5% in the second quarter of 2000, for reasons outlined above. For the six months ended June 30, 2001, domestically, operating income as a percentage of domestic revenues from continuing operations, excluding corporate overhead, decreased to 22.4%, compared to 24.0% for the comparable period of 2000, for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for the second quarter of 2001 was $(1.8) million, down from $(2.2) million in the second quarter of 2000. During the six months ended June 30, 2001, interest (expense), net was $(3.8) million, compared to $(3.7) million for the six months ended June 30, 2000. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of considerations paid for businesses it acquires (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). Without these acquisitions, the Company's need for bank borrowings would have been minimal.

     Earnings From Continuing Operations Before Income Taxes and Discontinued Operations. Earnings from continuing operations before income taxes and discontinued operations as a percentage of total revenues were 5.9% in the second quarter of 2001, down from 14.9% in the second quarter of 2000. The decrease in earnings from continuing operations before income taxes and discontinued operations was the result of the factors noted above. As a percentage of total revenues, earnings from continuing operations before income taxes and discontinued operations were 1.4% for the six months ended June 30, 2001, down from 8.8% in the same period of 2000. The decrease in earnings from continuing operations before income taxes and discontinued operations was the result of the factors noted above.

     Income Taxes. The provisions for income taxes for 2001 and 2000 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 40% for the three and six months ended June 30, 2001 and 42% for the three and six months ended June 30, 2000.

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

     The Company generated a loss from discontinued operations in the second quarter of 2001 of $(3.8) million, which has been deferred as required under accounting principles generally accepted in the United States of America, since it is expected to be recovered upon ultimate sale of these businesses. This compares to earnings of $0.1 million for the second quarter of 2000. For the six months ended June 30, 2001, the Company generated a loss from discontinued operations of $(3.9) million. This compares to a loss from discontinued operations of $(24.4) million for the six months ended June 30, 2000. Approximately $26.1 million of the loss for the six months ended June 30, 2000 was due to the Company's decision to retroactively change its method of accounting for revenue recognition for the Meridian and Ship & Debit divisions, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (See Note B of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

     If the Company does not divest the non-core businesses prior to March 2002, the results of such businesses may be reconsolidated with the results from continuing operations for all periods presented.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share were 48.1 million for the second quarter of 2001 down from 49.6 million for the second quarter ended June 30, 2000. This decrease was comprised primarily of outstanding shares repurchased in the open market under the Company's publicly announced share repurchase program in 2000 offset by restricted, unregistered shares issued by the Company in connection with the Groupe AP earnout (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $3.8 million during the six months ended June 30, 2001 compared to net cash used in operating activities of $1.4 million during the six months ended June 30, 2000.

     Net cash used in investing activities was $9.6 million and $44.2 million during the six months ended June 30, 2001 and 2000, respectively. Cash used in investing activities during the six months ended June 30, 2001 and 2000 related primarily to additional purchase price consideration (earnout) paid to Groupe AP
(2001) and Loder Drew & Associates, Inc. (2000) (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q.)

     Net cash provided by financing activities was $9.1 million and $75.1 million during the six months ended June 30, 2001 and 2000, respectively. The net cash provided by financing activities during the six months ended June 30, 2001 and 2000 related primarily to proceeds from the Company's $200.0 million credit facility. In April 2001, the Company borrowed $5.8 million under its credit facility to fund the remaining cash payment under the Groupe AP earnout. In total, during the first six months of 2001 the Company paid $7.3 million in cash and issued $4.8 million in restricted, unregistered shares of the Company's common stock related to the Groupe AP earnout. The Company borrowed $40.0 million under its credit facility in March 2000 and simultaneously paid this amount to the former owners of Loder Drew & Associates, Inc.

     Net cash used in discontinued operations was $12.9 million and $20.5 million during the six months ended June 30, 2001 and 2000, respectively.

     The Company maintains a $200.0 million senior bank credit facility (as amended from time to time, the "Credit Agreement") that is syndicated between nine banking institutions led by Bank of America as agent for the group. Subject to adherence to standard loan covenants, borrowings under the Credit Agreement are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes. As of June 30, 2001, the Company had $160.9 million in outstanding principal borrowings under its Credit Agreement.

     A May 9, 2001 amendment to the Company's Credit Agreement revised certain financial ratio covenants, eliminated the Company's right to repurchase its common stock, increased applicable interest rates to more closely reflect current rates being charged in the syndicated loan market, and provided for permanent future reductions to the $200.0 million facility size as net proceeds from future sales of the discontinued operations and/or the sale of Groupe Alma are applied, as contractually required, to reduce outstanding bank borrowings. If maximum future permanent credit facility reductions are achieved, the credit facility will have a revised capacity of $125.0 million.

     At June 30, 2001, the Company was in compliance with the revised financial ratio covenants of its Credit Agreement. No assurances can be provided that financial ratio covenant violations of the Credit Agreement will not occur in the future or that, if such violations occur, that the Banks will not elect to pursue their contractual remedies under the Credit Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its Banks in the event of an unanticipated repayment demand.

     Through July 31, 2001, the Company acquired 23 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

     On July 25, 2001 the Company signed a letter of intent to acquire substantially all the assets of Howard Schultz & Associates International, Inc. (HS&A), an international recovery auditing firm serving retailers, distributors, wholesalers and other transaction-intensive companies, and substantially all of the equity of certain of its affiliates. Under the proposed terms of the letter of intent, based on the closing price of the Company's common stock on July 25, 2001 of $10.51, the Company expects to issue approximately 14.6 million shares of its common stock and expects to issue options to purchase up to 1.2 million shares of common stock with a weighted average exercise price of approximately $5.99 per share in connection with the assumption of certain outstanding HS&A options. The Company expects to assume between $32.0 million and $37.0 million of HS&A debt and may be required to immediately repay some or all of this debt. Additionally, the Company expects to incur or assume $13.0 million to $14.0 million in debt to acquire HS&A's UK and German licensees, in all-cash transactions. Approximately 2.5 million of the 14.6 million shares expected to be issued at the closing of the acquisition of the HS&A companies would be held in escrow and released only upon closing of the acquisition of these licensees in accordance with certain specified terms.

     The Company has held, and expects to continue to hold, extensive discussions with the nine members of its banking syndicate concerning the acquisition of HS&A. The Credit Agreement provides that a defined majority of the banks in the syndicate must approve acquisitions such as HS&A. To facilitate completion of this acquisition, both the Company and its bankers believe that a significant, but not definitively quantified, reduction in the Company's outstanding borrowings under the Credit Agreement is first necessary. The Company intends to achieve any needed reduction primarily through the sale of the discontinued operations and/or the potential sale of Groupe Alma. In granting their approval to acquire HS&A, the banking syndicate would also be consenting to a relaxation of the Credit Agreement formulae for permitted acquisitions and may potentially need to relax prospective financial ratio covenants for one or more post-acquisition periods. Additionally, other items and restrictions within the current Credit Agreement may require modification or waiver to facilitate the HS&A acquisition. While the Company's discussions to-date with the members of the banking syndicate have been highly productive, there can be no assurance that the required majority of the syndicate members will approve the HS&A acquisition and agree to any needed modifications to the Credit Agreement.

     The Company currently anticipates that available capacity under its Credit Agreement (after anticipated reductions in the currently outstanding principal are achieved in connection with future sales of the discontinued operations and/or the potential sale of Groupe Alma) will be sufficient to finance the cash requirements of the acquisition and integration of HS&A. There can be no assurance that such capacity will be sufficient in amount for these purposes or that supplemental debt or equity financing will not be required. Further, there can be no assurance that supplemental financing, if required, will be available to the Company.

     Subject to matters discussed in the immediately preceding paragraph relating to the planned acquisition and integration of HS&A, the Company believes that its current working capital, cash flow generated from future operations and availability remaining under its $200.0 million Credit Agreement (including availability following any permanent future reductions in accordance with the Credit Agreement) will be sufficient to meet the Company's working capital and capital expenditure requirements through June 30, 2002.

NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill as well as intangible assets with indefinite useful lives no longer be amortized, but instead these assets must be tested for impairment at least annually in accordance with SFAS No. 142 guidance. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

     Excluding the currently unknown purchase price allocation effect of the Company's planned acquisition of HS&A, the Company expects to have unamortized goodwill on January 1, 2002 (the date on which the Company is required to adopt SFAS No. 142) of approximately $217.2 million (at current exchange rates as of June 30, 2001) which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $10.2 million and $5.6 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including without limitation, (1) statements that contain projections of the Company's future results of operations or of the Company's financial condition, (2) statements regarding the adequacy of the Company's current working capital and other available sources of funds, and (3) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe,"

"estimate" and "continue" or similar words. Such risks and uncertainties include, without limitation, the following:

     - the Company's announced divestitures may require a longer time to accomplish than we anticipate, or may not be consummated at all;

     - the Company may incur additional losses if, upon disposal, we do not receive the proceeds we anticipate for such businesses and the Company may incur unanticipated further charges as a result of our divestiture initiatives;

     - the announced intention to dispose of the discontinued operations may result in the loss of key personnel and diminished operating results in such operations;

     - the Company may not achieve anticipated expense savings;

     - the Company's past and future investments in technology and e-commerce may not benefit our business;

     - the Company's Accounts Payable Services and French Taxation Services businesses may not grow as expected;

     - the Company's international expansion may prove unprofitable;

     - the Company may not be able to successfully complete the acquisition of Howard Schultz & Associates International, Inc. ("HS&A") without incurring unanticipated expenses or successfully integrate such firm and achieve the substantial planned post-acquisition synergy cost savings;

     - the Company may not be successful in completing the planned acquisition of HS&A and, as a result, would incur a substantial and immediate charge to operations for cumulative out-of-pocket business combination costs incurred and may also incur certain other substantial costs;

     - the Company may be unable to effectively manage during the divestitures and the integration of HS&A;

     - there may be an adverse judgment against the Company in the pending securities litigation;

     - the Company may be unsuccessful in complying with the financial ratio covenants of its Credit Agreement, as amended;

     - accounting pronouncements by the Financial Accounting Standards Board and the Securities and Exchange Commission may adversely affect the Company;

     - potential timing issues could delay the Company's ability to recognize revenues when planned;

     - strikes could adversely impact the Company;

     - weakness in the currencies of countries in which the Company transacts business could adversely effect the Company's results of operations and financial condition;

     - changes in economic cycles could adversely effect the Company's results of operations and financial condition;

     - competition from other companies could adversely effect the Company's results of operations and financial condition;

     - the effect of bankruptcies of the Company's larger clients could adversely effect the Company's results of operations and financial condition;

     - changes in governmental regulations applicable to the Company could adversely effect the Company's results of operations and financial condition; and

     - other risk factors could affect the Company including those detailed in the Company's Form 10-K for the year ended December 31, 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses by corporate clients. Meridian periodically utilizes derivative financial instruments to hedge against adverse currency fluctuations since it must transact business using a variety of European and Asian currencies. Meridian had no derivative financial instruments outstanding at June 30, 2001 or December 31, 2000. None of the Company's operating units other than Meridian have historically utilized derivative financial instruments although future use of these types of instruments is presently under consideration.

     The Company has not conducted any additional transactions, established commitments or entered into relationships requiring disclosures beyond those provided elsewhere in this Form 10-Q.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege in general terms that the Company, John M. Cook, Scott L. Colabuono, and Michael A. Lustig (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C.
sec. 78u-4 et seq. The Court denied Defendants' Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plantiffs' Complaint on June 19, 2001. Discovery is in the early stages. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these other actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On April 11, 2001, the Company issued 815,038 restricted, unregistered shares of the Company's common stock to the former private shareholders of Groupe AP as part of their final earnout payment.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders held on May 25, 2001, the shareholders of the Company took the following actions:

          1. The holders of common stock elected the following three Class II directors for terms of office expiring at the 2004 annual meeting of shareholders as follows:

                                                                    ABSTENTIONS/
NAME                                                     FOR       VOTES WITHHELD
----                                                  ----------   --------------
Stanley B. Cohen....................................  38,282,613     5,069,623
Garth H. Greimann...................................  38,667,382     4,684,854
E. James Lowrey.....................................  38,664,235     4,688,001

          2. The holders of common stock approved a shareholder proposal which recommended that the Company redeem the Shareholder Protection Rights Agreement (the "Rights Plan"), unless approved by the affirmative vote of a majority of shares of the Company entitled to vote at a meeting of shareholders held as soon as practicable. The vote was 25,128,778 for the proposal, 13,897,919 against, with 342,831 abstentions/votes withheld.

     The following Class I and Class III directors also continued in office after the meeting: John M. Cook, Jonathan Golden, Fred W. I. Lachotzki, Thomas
S. Robertson, John M. Toma and Jackie M. Ward.

     At a meeting of the Board of Directors of the Company (the "Board") on July 24, 2001, the Board appointed a special committee, consisting of Messrs. Golden, Greimann and Lowrey, to review the Rights Plan and to report their recommendations for further Company action on the Rights Plan to the Board at the October 2001 meeting.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  3.1     --   Restated Articles of Incorporation of the Registrant
               (incorporated by reference to Exhibit 4.2 to Registrant's
               Form 8-A/A filed August 9, 2000).
  3.2     --   Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-A/A filed August 9,
               2000).
  4.1     --   Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
  4.2     --   See Restated Articles of Incorporation and Bylaws of the
               Registrant, filed as Exhibits 3.1 and 3.2, respectively.
 10.1     --   Tenth Amendment to Credit Agreement dated May 9, 2001 among
               Bank of America, N.A., formerly NationsBank, N.A., as Agent for the Lenders, The Profit Recovery Group International,
               Inc., and certain guarantors named therein.
 10.2     --   Form of the Registrant's Non-Qualified Stock Option
               Agreement.
 10.3     --   Form of the Registrant's Stock Award Agreement -- Cliff
               Vesting.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

August 9, 2001                            By:   /s/ DONALD E. ELLIS, JR.
                                            ------------------------------------
                                            Executive Vice President -- Finance,
                                              Chief Financial Officer and
                                              Treasurer (Principal Financial
                                              Officer)