Form 10-Q
period 2001-09-30
PROFIT RECOVERY GROUP INTERNATIONAL INC
filed 2001-11-13
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------

 (Mark One)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                   OR
    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Common shares of the registrant outstanding at October 31, 2001 were 48,797,620.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                 THE PROFIT RECOVERY GROUP INTERNATIONAL, INC.

                                   FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
                        PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)............................      1
         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended September 30, 2001 and 2000.....      1
         Condensed Consolidated Balance Sheets as of September 30,
         2001 and December 31, 2000..................................      2
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 2001 and 2000....................      3
         Notes to Condensed Consolidated Financial Statements........      4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     12
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................     22

                          PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................     24
Item 2.  Changes in Securities and Use of Proceeds...................     24
Item 3.  Defaults Upon Senior Securities.............................     24
Item 4.  Submission of Matters to a Vote of Security Holders.........     24
Item 5.  Other Information...........................................     24
Item 6.  Exhibits and Reports on Form 8-K............................     25
Signature............................................................     27

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED        NINE MONTHS ENDED
                                                          SEPTEMBER 30,             SEPTEMBER 30,
                                                      ----------------------   -----------------------
                                                         2001        2000         2001         2000
                                                      ----------   ---------   ----------   ----------
                                                                        (UNAUDITED)
                                                       (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues............................................   $ 71,559     $79,087     $213,870     $219,664
Cost of revenues....................................     37,640      40,594      112,429      114,516
Selling, general and administrative expenses........     28,607      28,161       90,298       78,591
                                                       --------     -------     --------     --------
  Operating income..................................      5,312      10,332       11,143       26,557
Interest (expense), net.............................     (2,199)     (2,287)      (6,000)      (6,028)
                                                       --------     -------     --------     --------
  Earnings from continuing operations before income
     taxes and discontinued operations..............      3,113       8,045        5,143       20,529
Income taxes........................................      1,245       3,380        2,057        8,623
                                                       --------     -------     --------     --------
  Earnings from continuing operations before
     discontinued operations........................      1,868       4,665        3,086       11,906
Discontinued operations (Note B):
  Loss from discontinued operations, net of income
     taxes of $(112) and $(530) in the three and
     nine months ended September 30, 2000,
     respectively, and including cumulative effect
     of accounting change of $(26,145) in 2000......         --        (236)          --      (24,625)
  Loss on disposal from discontinued operations
     including operating results for phase-out
     period, net of income taxes of $(21,951).......    (31,000)         --      (31,000)          --
                                                       --------     -------     --------     --------
  Loss from discontinued operations.................    (31,000)       (236)     (31,000)     (24,625)
                                                       --------     -------     --------     --------
     Net earnings (loss)............................   $(29,132)    $ 4,429     $(27,914)    $(12,719)
                                                       ========     =======     ========     ========
Basic earnings (loss) per share (Note C):
  Earnings from continuing operations before
     discontinued operations........................   $   0.04     $  0.10     $   0.06     $   0.24
  Discontinued operations...........................      (0.64)      (0.01)       (0.64)       (0.50)
                                                       --------     -------     --------     --------
     Net earnings (loss)............................   $  (0.60)    $  0.09     $  (0.58)    $  (0.26)
                                                       ========     =======     ========     ========
Diluted earnings (loss) per share (Note C):
  Earnings from continuing operations before
     discontinued operations........................   $   0.04     $  0.09     $   0.06     $   0.24
  Discontinued operations...........................      (0.63)         --        (0.63)       (0.49)
                                                       --------     -------     --------     --------
     Net earnings (loss)............................   $  (0.59)    $  0.09     $  (0.57)    $  (0.25)
                                                       ========     =======     ========     ========
Weighted-average shares outstanding (Note C):
  Basic.............................................     48,414      48,936       48,182       49,330
                                                       ========     =======     ========     ========
  Diluted...........................................     49,338      49,395       48,678       50,265
                                                       ========     =======     ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2001            2000
                                                              --------------   -------------
                                                                       (UNAUDITED)
                                                              (AMOUNTS IN THOUSANDS, EXCEPT
                                                                SHARE AND PER SHARE DATA)
                                           ASSETS
Current assets:
  Cash and cash equivalents (Note F)........................     $ 15,936        $ 23,870
  Receivables:
    Contract receivables, less allowance for doubtful
     accounts of $9,032 in 2001 and $5,243 in 2000..........       62,186          67,399
    Employee advances and miscellaneous receivables.........        4,907           5,073
                                                                 --------        --------
         Total receivables..................................       67,093          72,472
                                                                 --------        --------
  Prepaid expenses and other current assets.................        3,268           3,470
  Deferred income taxes.....................................       12,565          12,565
  Net assets of discontinued operations (Note B)............       58,552          80,682
                                                                 --------        --------
         Total current assets...............................      157,414         193,059
                                                                 --------        --------
Property and equipment:
  Computer and other equipment..............................       45,390          49,708
  Furniture and fixtures....................................        3,540           3,755
  Leasehold improvements....................................        5,786           5,957
                                                                 --------        --------
                                                                   54,716          59,420
  Less accumulated depreciation and amortization............       32,013          32,516
                                                                 --------        --------
         Property and equipment, net........................       22,703          26,904
                                                                 --------        --------
Noncompete agreements, less accumulated amortization of
  $7,329 in 2001 and $6,707 in 2000.........................          315             937
Deferred loan costs, less accumulated amortization of $2,040
  in 2001 and $1,341 in 2000................................        2,139           1,701
Goodwill, less accumulated amortization of $31,895 in 2001
  and $23,469 in 2000.......................................      224,011         235,153
Deferred income taxes.......................................        6,252           6,236
Other assets................................................        5,415             841
                                                                 --------        --------
                                                                 $418,249        $464,831
                                                                 ========        ========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current installments of long-term debt (Note J)...........     $ 52,457        $    391
  Accounts payable and accrued expenses.....................       16,540          17,284
  Accrued business acquisition consideration (Note H).......           --           7,567
  Accrued payroll and related expenses......................       28,310          38,017
  Deferred tax recovery audit revenue.......................          772             694
                                                                 --------        --------
         Total current liabilities..........................       98,079          63,953
Long-term debt, excluding current installments..............      100,639         154,563
Deferred compensation.......................................        4,296           5,615
Other long-term liabilities.................................        1,713           1,544
                                                                 --------        --------
         Total liabilities..................................      204,727         225,675
                                                                 --------        --------
Shareholders' equity (Notes G and I):
  Preferred stock, no par value. Authorized 500,000 shares;
    no shares issued or outstanding in 2001 and 2000........           --              --
  Participating preferred stock, no par value. Authorized
    500,000 shares; no shares issued or outstanding in 2001
    and 2000................................................           --              --
  Common stock, no par value; $.001 stated value per share.
    Authorized 200,000,000 shares; issued 51,235,350 shares
    in 2001 and 49,912,231 shares in 2000...................           51              50
  Additional paid-in capital................................      320,238         316,127
  Accumulated deficit.......................................      (67,949)        (40,035)
  Accumulated other comprehensive loss......................      (16,542)        (14,237)
  Treasury stock at cost, 2,435,990 shares in 2001 and
    2000....................................................      (21,024)        (21,024)
  Unearned portion of restricted stock......................       (1,252)         (1,725)
                                                                 --------        --------
         Total shareholders' equity.........................      213,522         239,156
                                                                 --------        --------
  Commitments and contingencies (Note I)
                                                                 $418,249        $464,831
                                                                 ========        ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                                    (UNAUDITED)
                                                              (AMOUNTS IN THOUSANDS)
Cash flows from operating activities:
  Net earnings (loss).......................................   $(27,914)    $(12,719)
  Less loss from discontinued operations....................     31,000       24,625
                                                               --------     --------
  Earnings from continuing operations.......................      3,086       11,906
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by operating activities:
    Depreciation and amortization...........................     17,852       18,108
    Loss on sale of property and equipment..................         72           --
    Restricted stock compensation expense...................        252          176
    Deferred compensation expense...........................     (1,319)       1,017
    Deferred income taxes...................................         40        1,107
  Changes in assets and liabilities:
    Receivables.............................................      3,940      (14,971)
    Prepaid expenses and other current assets...............        490       (1,242)
    Other assets............................................     (4,536)        (499)
    Accounts payable and accrued expenses...................       (513)      (3,845)
    Accrued payroll and related expenses....................     (9,228)         123
    Deferred tax recovery audit revenue.....................        104         (298)
    Other long-term liabilities.............................        188       (2,850)
                                                               --------     --------
         Net cash provided by operating activities..........     10,428        8,732
                                                               --------     --------
Cash flows from investing activities:
    Purchases of property and equipment.....................     (4,095)      (5,799)
    Additional acquisition consideration....................     (7,324)     (40,000)
                                                               --------     --------
         Net cash used in investing activities..............    (11,419)     (45,799)
                                                               --------     --------
Cash flows from financing activities:
    Net repayments of notes payable to bank.................         --         (237)
    Net proceeds (repayments) from issuance of long-term
      debt..................................................     (1,215)      61,294
    Payments for deferred loan costs........................     (1,135)          --
    Net proceeds from common stock issuances................      4,667        4,711
    Purchase of treasury shares.............................         --      (18,556)
                                                               --------     --------
         Net cash provided by financing activities..........      2,317       47,212
                                                               --------     --------
Net cash used in discontinued operations....................     (8,953)     (16,756)
Effect of exchange rates on cash and cash equivalents.......       (307)       1,244
                                                               --------     --------
         Net change in cash and cash equivalents............     (7,934)      (5,367)
Cash and cash equivalents at beginning of period............     23,870       22,315
                                                               --------     --------
Cash and cash equivalents at end of period..................   $ 15,936     $ 16,948
                                                               ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..................   $  5,336     $  3,532
                                                               ========     ========
  Cash paid (refunded) during the period for income taxes,
    net.....................................................   $   (268)    $  7,372
                                                               --------     --------
Supplemental disclosure of non-cash investing and financing
  activities:
  During the nine months ended September 30, 2001 and 2000,
    the Company made payments for further purchase
    consideration related to two previously acquired
    companies as follows:
  Fair value of assets acquired.............................   $ 12,167     $ 40,000
  Cash paid for acquisitions (net of cash acquired).........     (7,324)     (40,000)
  Fair value of shares issued for acquisitions..............     (4,843)          --
                                                               --------     --------
  Liabilities assumed.......................................   $     --     $     --
                                                               ========     ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

NOTE A -- BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements (Unaudited) of The Profit Recovery Group International, Inc., and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This pronouncement, as amended by Statements of Financial Accounting Standards No. 137 and No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company adopted this pronouncement effective with its fiscal year beginning January 1, 2001. The adoption of this pronouncement had no material effect on the Company's reported results of operations or financial condition.

     Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     Certain reclassifications have been made to 2000 amounts to conform to the presentation in 2001.

NOTE B -- DISCONTINUED OPERATIONS

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company intends to divest the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment.

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

     The Company's Condensed Consolidated Financial Statements (Unaudited) reflect Meridian, Logistics Management Services, Communications Services, and Ship & Debit as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Meridian, Logistics Management Services and Communications Services for segment reporting purposes. The amounts include interest on debt and an allocation of the interest on the Company's general credit facility. For the three months ended September 30, 2001 and 2000, net interest expense for discontinued operations was $1.2 million and $0.5 million, respectively. For the nine months ended September 30, 2001 and 2000, net interest expense for discontinued operations was $2.8 million and $1.2 million, respectively.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     During the three months ended September 30, 2001 and 2000, revenues from discontinued operations were $17.2 million and $22.3 million, respectively. During the nine months ended September 30, 2001 and 2000, revenues from discontinued operations were $55.5 million and $60.2 million, respectively. The Company generated losses from discontinued operations of $2.2 million and $6.1 million during the three and nine months ended September 30, 2001.

     Summarized balance sheet information for the discontinued operations is as follows:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                                     (IN THOUSANDS)
Current assets..............................................     $34,258        $43,069
Total assets................................................     116,952        125,936
Total current liabilities...................................      58,296         45,052
Total liabilities...........................................      58,400         45,254
Net assets of discontinued operations.......................      58,552         80,682

     As required under accounting principles generally accepted in the United States of America, the Company has continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of current economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this after tax charge during the third quarter of 2001. The $31.0 million after tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the discontinued operations and net losses from discontinued operations for the nine months ended September 30, 2001. As required under accounting principles generally accepted in the United States of America, net losses from discontinued operations for the six months ended June 30, 2001 had been deferred since they were expected to be recovered upon ultimate sale of these businesses. Therefore, the net losses from discontinued operations for the six months ended June 30, 2001 have been included as part of the after tax charge.

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

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE C -- EARNINGS (LOSS) PER SHARE

     The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2001 and 2000 (in thousands):

                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                  SEPTEMBER 30,         SEPTEMBER 30,
                                               -------------------   -------------------
                                                 2001       2000       2001       2000
                                               ---------   -------   --------   --------
Numerator:
  Earnings from continuing operations before
     discontinued operations.................  $  1,868    $4,665    $  3,086   $ 11,906
  Discontinued operations....................   (31,000)     (236)    (31,000)   (24,625)
                                               --------    ------    --------   --------
     Net earnings (loss).....................  $(29,132)   $4,429    $(27,914)  $(12,719)
                                               ========    ======    ========   ========
Denominator:
  Denominator for basic earnings (loss) per
     share -- weighted-average shares
     outstanding.............................    48,414    48,936      48,182     49,330
  Effect of dilutive securities:
     Employee stock options..................       924       459         496        935
                                               --------    ------    --------   --------
     Denominator for diluted earnings
       (loss)................................    49,338    49,395      48,678     50,265
                                               ========    ======    ========   ========
Basic earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations.................  $   0.04    $ 0.10    $   0.06   $   0.24
  Discontinued operations....................     (0.64)    (0.01)      (0.64)     (0.50)
                                               --------    ------    --------   --------
     Net earnings (loss).....................  $  (0.60)   $ 0.09    $  (0.58)  $  (0.26)
                                               ========    ======    ========   ========
Diluted earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations.................  $   0.04    $ 0.09    $   0.06   $   0.24
  Discontinued operations....................     (0.63)       --       (0.63)     (0.49)
                                               --------    ------    --------   --------
     Net earnings (loss).....................  $  (0.59)   $ 0.09    $  (0.57)  $  (0.25)
                                               ========    ======    ========   ========

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

     The French Taxation Services segment consists of audits to identify and recover tax overpayments (primarily within France), and assisting business entities throughout Europe in securing available grants.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

     The Company is exploring strategic alternatives with respect to its French Taxation Services operations. One of the strategic alternatives under serious consideration is the potential sale of Groupe Alma and related entities, which collectively comprise all of the Company's French Taxation Services segment. In exploring this alternative, the Company has engaged investment banking assistance, prepared an offering document and distributed the document on a very limited, selective basis within France. On October 10, 2001, the Company entered into a non-binding letter of intent to sell Groupe Alma for 360 million French francs (approximately $49.1 million at November 12, 2001 exchange rates.) The prospective acquiror has not completed its due diligence and significant terms of the sale have yet to be negotiated. Accordingly, the Board of Directors has not yet approved the transaction. The Company believes that any near-term sale of Groupe Alma, if and when approved by the Company's Board of Directors, would result in a net loss on the sale of approximately $45.0 million to $52.0 in the quarter of disposition. This range could be materially impacted by future variations in the exchange rate of the French franc relative to the U.S. dollar.

     Corporate support represents the unallocated portion of corporate general and administrative expenses not specifically attributable to Accounts Payable Services or French Taxation Services.

     The Company evaluates the performance of its operating segments based upon revenues and operating income. Intersegment revenues are not significant.

     Segment information for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                              ACCOUNTS    FRENCH
                                              PAYABLE    TAXATION   CORPORATE
                                              SERVICES   SERVICES    SUPPORT     TOTAL
                                              --------   --------   ---------   --------
THREE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues..................................  $ 61,613   $ 9,946    $     --    $ 71,559
  Operating income (loss)...................    12,707       723      (8,118)      5,312
THREE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues..................................  $ 67,721   $11,366    $     --    $ 79,087
  Operating income (loss)...................    16,326     2,773      (8,767)     10,332
NINE MONTHS ENDED SEPTEMBER 30, 2001
  Revenues..................................  $186,299   $27,571    $     --    $213,870
  Operating income (loss)...................    39,236      (628)    (27,465)     11,143
NINE MONTHS ENDED SEPTEMBER 30, 2000
  Revenues..................................  $190,287   $29,377    $     --    $219,664
  Operating income (loss)...................    45,816     4,873     (24,132)     26,557

NOTE E -- COMPREHENSIVE LOSS

     The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive loss in condensed financial statements of interim periods issued to shareholders. For the three month periods ended September 30, 2001 and 2000, the Company's consolidated comprehensive net loss was $(25.8) million and $(0.1) million, respectively. For the nine month periods ended September 30, 2001 and 2000, the Company's consolidated comprehensive net loss was $(30.2) million and $(21.4) million, respectively. The difference between consolidated comprehensive net loss, as disclosed here, and traditionally determined consolidated net loss, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE F -- CASH EQUIVALENTS

     At September 30, 2001, the Company did not maintain any temporary investments with U.S. banks. Cash equivalents at December 31, 2000 included $0.9 million of temporary investments held at U.S. banks. Cash equivalents at September 30, 2001 and December 31, 2000 also included $6.8 million and $7.1 million, respectively, held at a French bank by certain of the Company's French subsidiaries.

     From time to time, the Company invests excess cash in repurchase agreements with Bank of America, which are fully collateralized by United States of America Treasury Notes in the possession of such bank. The Company does not intend to take possession of collateral securities on future repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the repurchase agreement amount. No repurchase agreements were outstanding at September 30, 2001 or December 31, 2000.

NOTE G -- SHAREHOLDERS' EQUITY

     On July 26, 2000, the Board of Directors (the "Board") approved a share repurchase program. Under the share repurchase program, the Company could buy up to $40.0 million of its outstanding common stock. On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company was authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of September 30, 2001 and December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million. As part of a May 9, 2001 amendment to the Company's $200.0 million senior bank credit facility, the Company relinquished its contractual rights to effect future repurchases of its common stock.

     On August 1, 2000, the Board authorized a shareholder protection plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the "Rights Plan"). The terms of the Rights Plan provide for a dividend of one right (collectively, the "Rights") to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company's common stock by a person or affiliated group not approved by the board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company's operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company's shares may be traded. At a meeting of the Board on July 24, 2001, the Board appointed a special committee to review the Rights Plan and to report their recommendations for Company action on the Rights Plan to the Board at the October 2001 meeting. At the October 2001 meeting, the special committee reported that in view of the significant change in ownership of the Company that would result from the pending acquisition of Howard Schultz & Associates International, Inc., which is expected to close in the first quarter of 2002, the advisability of modifying the Rights Plan should be considered by a special committee comprised of members of the post-acquisition, reconstituted Board.

     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company's Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which have been issued.

     On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the "Stock Awards"). Of the total restricted shares issued, 135,000 restricted shares vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares vest at the end

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES of five years of continued employment. At September 30, 2001, 118,000 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the life of the Stock Awards, the Company will recognize $1.6 million in compensation expense. For the three and nine months ended September 30, 2001, the Company has recognized $0.1 million and $0.3 million, respectively, of compensation expense related to the Stock Awards.

     The Company has issued no preferred stock through September 30, 2001, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company's remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board of Directors, without any further votes or action by the shareholders.

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

     On October 14, 1999, the Company signed a definitive agreement with certain private shareholders to acquire approximately 89% of the total outstanding shares of AP SA and its subsidiaries (collectively, "Groupe AP"), a tax recovery audit firm which operates primarily within France. At the time the definitive agreement was signed, Groupe AP was publicly traded on the French over-the-counter market with approximately 11% of its total outstanding shares publicly held. The Company initiated a cash tender for all publicly-traded shares of Groupe AP in November 1999 and substantially all of the publicly-held shares were subsequently tendered as of December 31, 1999. Acquisition of the 89% portion of Groupe AP shares held by private shareholders was closed on November 15, 1999. The acquisition of Groupe AP was accounted for as a purchase with aggregate initial consideration paid to public and private shareholders combined of $18.6 million in cash and 356,718 restricted, unregistered shares of the Company's common stock valued at $23.91 per share. In addition to the initial consideration received by the private shareholders of Groupe AP, these shareholders satisfied the criteria to receive additional purchase price consideration based upon the profitability of Groupe AP for the two year period ended December 31, 2000 of 88.7 million French Francs payable no later than April 30, 2001 using a prescribed combination of cash and restricted, unregistered shares of the Company's common stock. During the first quarter of 2001, the Company made a partial payment of 10.1 million French Francs (approximately $1.4 million at the time of the payment). On April 11, 2001, the Company paid the remaining 78.6 million French Francs (approximately $10.7 million at the time of payment). Using the prescribed combination of cash and restricted, unregistered shares of the Company's common stock this amount was paid as a combination of $5.9 million in cash and $4.8 million or 815,038 restricted, unregistered shares of the Company's common stock. The acquisition resulted in final goodwill through December 31, 2000 of $38.4 million which is being amortized over 20 years using the straight-line method.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE I -- COMMITMENTS AND CONTINGENCIES

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

  HS&A ACQUISITION

     On July 25, 2001, the Company signed a letter of intent to acquire substantially all the assets of Howard Schultz & Associates International, Inc. ("HS&A"), an international recovery auditing firm serving retailers, distributors, wholesalers and other transaction-intensive companies, and substantially all of the equity of certain of its affiliates. The Company and HS&A executed a definitive agreement as of August 3, 2001, subject to the delivery of final schedules by HS&A on or before November 19, 2001. As of the date of this filing, the Company has not received all required schedules. The Company has thirty days in which to approve the schedules after they are received. If any schedules are unsatisfactory to the Company, the Company may terminate the asset and stock agreements with no liability. On September 7, 2001, the Company filed a Form S-4 registration statement with the Securities and Exchange Commission (the "SEC") in connection with its planned acquisition. The Company has since determined to effect the issuance of securities in the acquisition pursuant to Section 4(2) of the Securities Act of 1933, as amended, and withdrew the Form S-4 registration statement on November 9, 2001. The Company filed a proxy statement on Schedule 14A with the SEC on November 9, 2001 in order to obtain shareholder approval of the planned acquisition.

     This acquisition is subject to approval of both the Company's and HS&A's shareholders, approval from the Company's banking syndicate including modifications of certain aspects of the current credit agreement, and customary regulatory approvals.

         THE PROFIT RECOVERY GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTE J -- SUBSEQUENT EVENTS

  SALE OF DISCONTINUED OPERATIONS

     On October 30, 2001, the Company consummated the sale of its Logistics Management Services segment to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yields initial gross sale proceeds of approximately $10.0 million, with up to an additional $3.0 million payable in the form of a revenue-based royalty over the next four years. This transaction resulted in an estimated loss on the sale of approximately $19.0 million which is included as part of the $31.0 million after tax charge recorded by the Company during the third quarter of 2001.

  AMENDED CREDIT AGREEMENT

     As of September 30, 2001, the Company was not in compliance with various financial ratio covenants contained in the agreement governing its $200.0 million senior bank credit facility (as amended from time to time, the "Credit Agreement"). These covenant violations were waived by a majority vote of the members of the Company's banking syndicate effective September 30, 2001 through the execution on November 9, 2001 of an amendment to the Credit Agreement. The amendment further served to re-establish and relax certain financial ratio covenants applicable to the fourth quarter of 2001 and each of the quarters of 2002. The amendment also prospectively increases interest rates and effectively limits the Company's borrowing capacity to an initial and immediate amount of $162.5 million and provides for additional mandatory permanent borrowing capacity reductions equal to the net cash proceeds from (a) future sales of the discontinued operations, (b) any future sale of Groupe Alma, and (c) any future issuance of debt or equity securities. The mandatory borrowing capacity reductions can not reduce the borrowing capacity below $50.0 million ($75.0 million upon completion of the HS&A acquisition), however, the borrowing capacity will automatically be reduced to $100.0 million on March 31, 2002. Accordingly, outstanding principal borrowings under the Credit Agreement which are in excess of $100.0 million at September 30, 2001 have been classified as a current liability on the accompanying Condensed Consolidated Balance Sheet.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

                                                    THREE MONTHS         NINE MONTHS
                                                        ENDED               ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                   ---------------     ---------------
                                                   2001      2000      2001      2000
                                                   -----     -----     -----     -----
STATEMENTS OF OPERATIONS DATA:
Revenues.........................................  100.0%    100.0%    100.0%    100.0%
Cost of revenues.................................   52.6      51.3      52.6      52.2
Selling, general and administrative expenses.....   40.0      35.6      42.2      35.8
                                                   -----     -----     -----     -----
  Operating income...............................    7.4      13.1       5.2      12.0
Interest (expense), net..........................   (3.1)     (2.9)     (2.8)     (2.7)
                                                   -----     -----     -----     -----
  Earnings from continuing operations before
     income taxes and discontinued operations....    4.3      10.2       2.4       9.3
Income taxes.....................................    1.7       4.3       1.0       3.9
                                                   -----     -----     -----     -----
  Earnings from continuing operations before
     discontinued operations.....................    2.6       5.9       1.4       5.4
Discontinued operations:
  Loss from discontinued operations, net of
     income taxes and including cumulative effect
     of accounting change in 2000................     --      (0.3)       --     (11.2)
  Loss on disposal from discontinued operations
     including operating results for phase-out
     period, net of income taxes.................  (43.3)       --     (14.5)       --
                                                   -----     -----     -----     -----
  Loss from discontinued operations..............  (43.3)     (0.3)    (14.5)    (11.2)
                                                   -----     -----     -----     -----
     Net earnings (loss).........................  (40.7)%     5.6%    (13.1)%    (5.8)%
                                                   =====     =====     =====     =====

  THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO CORRESPONDING PERIODS OF THE PRIOR YEAR

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

     Revenues from continuing operations decreased 9.5% to $71.6 million in the third quarter of 2001, compared to $79.1 million in the third quarter of 2000. For the nine months ended September 30, 2001, revenues from continuing operations were $213.9 million or 2.6% lower than revenues from continuing operations of $219.7 million achieved in the corresponding period of 2000.

     International revenues from continuing operations decreased by approximately $1.2 million or 4.4% to $26.3 million in the third quarter of 2001, down from $27.5 million in the third quarter of 2000. Revenues from the international portion of the Company's Accounts Payable Services segment increased slightly to $16.3 million in the third quarter of 2001, up from $16.1 million in the third quarter of 2000. Revenues generated by the Company's French Taxation Services segment decreased 12.5% to $10.0 million in the third quarter of 2001, down from $11.4 million in the third quarter of 2000. The decrease in revenues from the French Taxation Services segment is primarily due to lower fee revenue from grant procurement operations. For the first nine months of 2001, international revenues from continuing operations were $73.3 million, down slightly from international revenues of $73.8 million during the comparable period of 2000. Revenues from the international portion of the Company's Accounts Payable Services segment increased 3.0% to $45.7 million during the nine months ended September 30, 2001, up from $44.4 million in the comparable period of 2000. This growth in the international portion of the Company's Accounts Payable Services segment was driven by new clients and by an expansion of services to existing clients, with the majority of the growth generated in Europe, Asia and Canada. This increase was partially offset by a decrease in year-over-year revenues for Latin America primarily driven by volume falloff for one major account. Revenues generated by the Company's French Taxation Services segment decreased 6.1% to $27.6 million during the nine months ended September 30, 2001, down from $29.4 million for the nine months ended September 30, 2000. The decrease in revenues is primarily due to delays in receiving notification from governmental agencies that claim submissions have been approved. Under the Company's revenue recognition policy, this notification must be received before revenue can be recognized.

     Domestic revenues from continuing operations, generated entirely by the Company's Accounts Payable Services segment, decreased 12.2% to $45.3 million in the third quarter of 2001, down from $51.6 million in the third quarter of 2000. For the first nine months of 2001, domestic revenues from continuing operations decreased 3.6% to $140.6 million, down from domestic revenues of $145.9 million during the comparable period of 2000. The decrease in both periods is due to decreased revenues related to services provided to commercial clients. Services provided to commercial clients tend to be rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Revenues derived from a given commercial client may change markedly from year-to-year depending on factors such as the size and nature of the client division under audit. Revenues derived from commercial clients are also impacted by the mix of new client audit starts. During the three and nine months ended September 30, 2001, the Company experienced a higher percentage of commercial audit starts from smaller divisions/clients that typically generate lower claim volumes compared to audit starts for the same period of the prior year. One of the conditions of the Company's revenue recognition policy is that the Company only recognizes revenues after clients realize the economic benefit of claims generated by the Company on their behalf. Clients (whether retailers, wholesale distributors or commercial concerns) generally recover claims identified by the Company during our audits of prior purchasing activity by deducting from payments for current purchases due to involved vendors or, in rare instances, from refunds received from those vendors. The events in the United States on September 11, 2001, resulted in business disruptions such that the process by which clients approve claim findings and enter these findings into their accounting systems for deduction against payments to vendors in many instances could not be completed by the end of the quarter. As a result, the Company's domestic Accounts Payable Services segment had lower revenues during the quarter ended September 30, 2001 compared to the same period in 2000.

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

     Cost of revenues as a percentage of revenues from continuing operations increased to 52.6% of revenues in the third quarter of 2001, up from 51.3% of revenues in the third quarter of 2000. Cost of revenues was 52.6% of revenues from continuing operations for the nine month period ended September 30, 2001, compared to 52.2% for the same period of 2000.

     Internationally, cost of revenues as a percentage of international revenues from continuing operations increased to 47.5% in the third quarter of 2001, up from 43.3% for the first nine months of 2000. For the nine months ended September 30, 2001, international cost of revenues as a percentage of international revenues from continuing operations increased to 49.9%, up from 47.8% in the third quarter of 2000. Cost of revenues as a percentage of segment revenues in the international portion of the Company's Accounts Payable Services segment increased to 51.4% in the third quarter of 2001, up from 46.2% in the comparable period of 2000. For the international portion of the Company's Accounts Payable Services segment, cost of revenues as a percentage of segment revenues for the nine months ended September 2001 were 52.8%, up from 50.7% for the comparable period of 2000. The increase in cost of revenues as a percentage of revenues for both the three and nine month periods was primarily driven by increased auditor headcount as the Company ramps up for anticipated future growth in international business. Cost of revenues as a percentage of segment revenues in the Company's French Taxation Services segment increased to 41.2% in the third quarter of 2001, up from 39.1% in the third quarter of 2000. On an absolute basis, cost of revenues for the Company's French Taxation Services segment was $4.1 million in the third quarter of 2001, a decrease of $0.3 million from $4.4 million in the same period of 2000. Cost of revenues as a percentage of segment revenues in the Company's French Taxation Services segment, for the nine months ended September 30, 2001 was 44.9%, up from cost of revenues as a percentage of revenues of 43.5% for the nine months ended September 30, 2000. On an absolute basis, cost of revenues for the Company's French Taxation Services segment was $12.4 million for the nine months ended September 30, 2001, a decrease of $0.4 million from $12.8 million in the same period of 2000.

     Domestically, for the three and nine month periods ended September 30, 2001, cost of revenues as a percentage of domestic operations was fairly constant compared to the same periods of the prior year. Domestically, cost of revenues as a percentage of domestic revenues from continuing operations was 55.5% in the third quarter of 2001, in line with 55.6% for the comparable period of 2000 for the Company's domestic Accounts Payable Services operations. For the nine months ended September 30, 2001, domestic cost of revenues as a percentage of revenues from domestic continuing operations of 54.0% was a slight improvement, compared to 54.3% for the same period of 2000 for the Company's domestic Accounts Payable Services operations.

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

     Selling, general and administrative expenses, as a percentage of revenues from continuing operations increased to 40.0% in the third quarter of 2001, up from 35.6% in the third quarter of 2000. A portion of the quarter-over-quarter increase in selling, general and administrative expenses is due to increases in accounts receivable reserves and increases in profit-sharing and VAT tax expense related to the French Taxation Services segment partially, offset by reduced personnel and marketing costs at the corporate level. For the nine months ended September 30, 2001, selling, general and administrative expenses as a percentage of revenues from continuing operations increased to 42.2%, up from 35.8% for the nine months ended September 30, 2000. A portion of the year-over-year increase in selling, general and administrative expenses is due to increases in accounts receivable reserves, the impact of foreign currency transaction losses, investments in infrastructure by the French Taxation Services segment, expenditures related to the implementation of the Company's strategic growth and realignment plan and increases in general expenses.

     Internationally, excluding corporate overhead, selling, general and administrative expenses as a percentage of international revenues from continuing operations increased to 36.0% in the third quarter of 2001, up from 28.1% in the third quarter of in 2000. Selling, general and administrative expenses as a percentage of segment revenues for international Accounts Payable Services increased to 26.5% in the third quarter of 2001, up from 22.2% in the third quarter of 2000, primarily due to increases in accounts receivable reserves, particularly in Europe and Latin America. The French Taxation Services segment experienced an increase in selling, general and administrative expenses as a percentage of segment revenues to 51.5% in the third quarter of 2001 versus 36.5% in the third quarter of 2000. The period-over-period increase for French Taxation Services was due to the payment of additional assessments for VAT taxes and profit-sharing expense recorded in the third quarter of 2001. For the nine months ended September 30, 2001, internationally, excluding corporate overhead, selling general and administrative expenses as a percentage of segment revenues were 39.1%, compared to 29.3% for the same period of 2000. For the nine months ended September 30, 2001, selling, general and administrative expenses as a percentage of segment revenues for international Accounts Payable Services increased to 28.0%, up from 22.4% for the same period of 2000 due primarily to increases in accounts receivable reserves, particularly in Europe and Latin America. Additionally, Latin America had an increase in personnel expenses related to increased headcount for support personnel. The French Taxation Services segment experienced an increase in selling, general and administrative expenses as a percentage of segment revenues to 57.3% in the nine months ended September 30, 2001 versus 39.9% in the nine months ended September 30, 2000. The year-over-year increase for French Taxation Services was due primarily to an increase in accounts receivable reserves for a particular revenue claim type, increased investment in sales infrastructure to support anticipated future growth and payment of additional assessments for VAT taxes.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations were 24.4% in the third quarter of 2001, up from the 22.6% level during the same quarter of the prior year. For the nine months ended September 30, 2001, domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations were 24.3%, compared to 22.5% for the same period of 2000. The increases in selling, general and administrative expenses on a quarter-over-quarter and a year-over-year basis were primarily due to increases in accounts receivable reserves related to the Company's domestic Accounts Payable Services operations.

     Corporate overhead selling, general and administrative expenses include the expenses of the corporate data center, human resources, legal and accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles. Corporate overhead selling, general and administrative expenses as a percentage of revenue from continuing operations was 11.3% in the third quarter of 2001, a slight increase from 11.1% in the third quarter of 2000. On an absolute basis, corporate overhead selling, general and administrative expenses were $8.1 million for the three months ended September 30, 2001, down $0.7 million from the same period of 2000. The decrease was primarily due to cost savings that the Company has begun to realize as part of the implementation of the strategic growth and realignment plan offset slightly by the impact of foreign currency transaction losses. Corporate overhead selling, general and administrative expenses as a percentage of revenue from continuing operations increased to 12.8% for the nine months ended September 30, 2001, up from 11.0% for the comparable period of 2000. This increase is due in part to the impact of foreign currency transaction losses, consulting fees related to the implementation of the Company's strategic growth and realignment plan, and increases in general expenses such as property and sales taxes, insurance fees and professional services. The Company continues to incur corporate overhead expenses to support its discontinued operations and expects to continue to do so. Under accounting principles generally accepted in the United States of America, no allocation of general corporate overhead can be made to discontinued operations with the exception of applicable interest expense.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $2.7 million and $2.9 million in the third quarters of 2001 and 2000, respectively. For the nine month periods ended September 30, 2001 and 2000, amortization of these intangible assets totaled $8.7 million and $8.8 million, respectively.

     Operating Income. Operating income as a percentage of revenues from continuing operations was 7.4% in the third quarter of 2001, compared to 13.1% in the third quarter of 2000. For the nine months ended September 30, 2001, operating income as a percentage of revenues from continuing operations was 5.2%, compared to 12.0% during the comparable period of 2000.

     Internationally, operating income as a percentage of international revenues from continuing operations, excluding corporate overhead, decreased to 16.5% in the third quarter of 2001, down from 28.6% in the third quarter of 2000. Operating income as a percentage of segment revenues in the international portion of the Company's Accounts Payable Services operations was 22.1% in the third quarter of 2001, down from 31.6% in the third quarter of 2000, for reasons outlined above. Operating income for the French Taxation Services segment as a percentage of segment revenues was 7.3% in the third quarter of 2001, down from 24.4% in the third quarter of 2000, for reasons outlined above. For the nine months ended September 30, 2001 internationally, operating income as a percentage of international revenues from continuing operations, excluding corporate overhead, decreased to 11.1% compared to 22.8% for the same period of the prior years, for reasons outlined above. Operating income as a percentage of segment revenues in the international portion of the Company's Accounts Payable Services operations was 19.1% for the nine months ended September 30, 2001, down from 26.9% for the comparable period of 2000, for reasons outlined above. For the Company's French taxation services segment, operating loss as a percentage of segment revenues was a loss of (2.3)% for the nine months ended September 30, 2001, compared to operating income as a percentage of segment revenues of 16.6% for the nine months ended September 30, 2000, for reasons outlined above.

     Domestically, operating income as a percentage of domestic revenues from continuing operations, excluding corporate overhead, decreased to 20.1% in 2001, down from 21.8% in the third quarter of 2000, for reasons outlined above. For the nine months ended September 30, 2001, domestically, operating income as a percentage of domestic revenues from continuing operations, excluding corporate overhead, decreased to 21.7%, compared to 23.2% for the comparable period of 2000, for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for the third quarter of 2001 was $(2.2) million, down from $(2.3) million in the third quarter of 2000. During the nine months ended September 30, 2001 and 2000, interest (expense), net was $(6.0) million for each period. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate. The Company makes periodic borrowings under its credit facility primarily to finance the cash portion of considerations paid for businesses it acquires (see Notes H and J of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). Without these acquisitions, the Company's need for bank borrowings would have been minimal.

     Earnings From Continuing Operations Before Income Taxes and Discontinued Operations. Earnings from continuing operations before income taxes and discontinued operations as a percentage of total revenues were 4.3% in the third quarter of 2001, down from 10.2% in the third quarter of 2000. The decrease in earnings from continuing operations before income taxes and discontinued operations was the result of the factors noted above. As a percentage of total revenues, earnings from continuing operations before income taxes and discontinued operations were 2.4% for the nine months ended September 30, 2001, down from 9.3% in the same period of 2000. The decrease in earnings from continuing operations before income taxes and discontinued operations was the result of the factors noted above.

     Income Taxes. The provisions for income taxes for 2001 and 2000 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 40% for the three and nine months ended September 30, 2001 and 42% for the three and nine months ended September 30, 2000.

     Loss From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing on its core Accounts Payable Services business. Under this strategic realignment initiative, the Company intends to divest the following non-core businesses:
Meridian within the former

Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment.

     The Company recorded a loss from discontinued operations in the third quarter of 2001 of $(31.0) million compared to a loss of $(0.2) million for the third quarter of 2000. For the nine months ended September 30, 2001, the Company recorded a loss from discontinued operations of $(31.0) million. This compares to a loss from discontinued operations of $(24.6) million for the nine months ended September 30, 2000. Approximately $(26.1) million of the loss for the nine months ended September 30, 2000 was due to the Company's decision to retroactively change its method of accounting for revenue recognition for the Meridian and Ship & Debit divisions, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (See Note B of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

     As required under accounting principles generally accepted in the United States of America, the Company has continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of current economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this after tax charge during the third quarter of 2001. The $31.0 million after tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the discontinued operations and net losses from discontinued operations for the nine months ended September 30, 2001. As required under accounting principles generally accepted in the United States of America, net losses from discontinued operations for the six months ended June 30, 2001 had been deferred since they were expected to be recovered upon ultimate sale of these businesses. Therefore, the net losses from discontinued operations for the six months ended June 30, 2001 have been included as part of the after tax charge.

     If the Company does not divest the non-core businesses prior to March 2002, the results of such businesses may be reconsolidated with the results from continuing operations for all periods presented. The Company is monitoring the current market situation and if the Company sees further erosion in the expected sales proceeds, the Company may conclude that the sale of the discontinued operations is no longer advisable and revisit the decision to sell some or all of these businesses.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share were 48.4 million for the third quarter of 2001 down from 48.9 million for the third quarter ended September 30, 2000. This decrease was comprised primarily of outstanding shares repurchased in the open market under the Company's publicly announced share repurchase program in 2000, partially offset by restricted, unregistered shares issued by the Company in connection with the Groupe AP earnout (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $10.4 million during the nine months ended September 30, 2001, compared to net cash provided by operating activities of $8.7 million during the nine months ended September 30, 2000.

     Net cash used in investing activities was $11.4 million and $45.8 million during the nine months ended September 30, 2001 and 2000, respectively. Cash used in investing activities during the nine months ended September 30, 2001 and 2000 related primarily to additional purchase price consideration (earnout) paid to the former owners of Groupe AP (2001) and Loder, Drew & Associates, Inc.
(2000) (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q.)

     Net cash provided by financing activities was $2.3 million and $47.2 million during the nine months ended September 30, 2001 and 2000, respectively. The net cash provided by financing activities during the nine months ended September 30, 2001 related primarily to proceeds borrowed under the Company's $200.0 million credit facility, net of repayments and net cash proceeds from the issuance of common stock for the exercise of options and purchases of stock under the Company's employee stock purchase plan. The net cash provided by financing activities during the nine months ended September 30, 2000 related primarily to proceeds borrowed under the Company's $200.0 million credit facility. In April 2001, the Company borrowed $5.8 million under its credit facility to fund the remaining cash payment under the Groupe AP earnout. In total, the Company paid $7.3 million in cash and issued $4.8 million in shares of the Company's common stock related to the Groupe AP earnout. The Company borrowed $40.0 million under its credit facility in March 2000 and simultaneously paid this amount to the former owners of Loder Drew & Associates, Inc. The Company spent $18.6 million on the purchase of treasury shares mostly during the quarter ended September 30, 2001.

     Net cash used in discontinued operations was $9.0 million and $16.8 million during the nine months ended September 30, 2001 and 2000, respectively.

     The Company maintains a senior bank credit facility (as amended from time to time, the "Credit Agreement") that is syndicated between nine banking institutions led by Bank of America as agent for the group collectively, the "Banks". The Credit Agreement has historically provided for a maximum borrowing capacity of $200.0 million. Subject to adherence to standard loan covenants, borrowings under the Credit Agreement are available for working capital, acquisitions of other companies in the recovery audit industry, capital expenditures and general corporate purposes.

     As of September 30, 2001, the Company was not in compliance with various financial ratio covenants contained in Credit Agreement. These covenant violations were waived by a majority vote of the members of the Company's banking syndicate effective September 30, 2001 through the execution on November 9, 2001 of an amendment to the Credit Agreement. The amendment further served to re-establish and relax certain financial ratio covenants applicable to the fourth quarter of 2001 and each of the quarters of 2002. The amendment also prospectively increases interest rates and effectively limits the Company's borrowing capacity to an initial and immediate amount of $162.5 million and provides for additional mandatory permanent borrowing capacity reductions equal to the net cash proceeds from (a) future sales of the discontinued operations,
(b) any future sale of Groupe Alma, and (c) any future issuance of debt or equity securities. The mandatory borrowing capacity reductions can not reduce the borrowing capacity below $50.0 million ($75.0 million upon completion of the HS&A acquisition), however, the borrowing capacity will automatically be reduced to $100.0 million on March 31, 2002. Accordingly, outstanding principal borrowings under the Credit Agreement which are in excess of $100.0 million at September 30, 2001 have been classified as a current liability on the accompanying Condensed Consolidated Balance Sheet. The Company believes that the potential exists for it to reduce outstanding borrowings under the Credit Agreement to $100.0 million or below by March 31, 2002 through either (a) future sales of the remaining discontinued operations, or (b) a future sale of Groupe Alma, or (c) future issuances of debt or equity securities. A combination of these potential funding sources could also serve to achieve the required reduction.

     The Company currently anticipates that it will satisfy the revised financial ratio covenants of the Credit Agreement for at least the next four calendar quarters. Such anticipation is based in part on our accessing the potential funding sources discussed in the immediately preceding paragraph. No assurances can be provided that financial ratio covenant violations of the Credit Agreement will not occur in the future or, if such violations occur, that the Banks will not elect to pursue their contractual remedies under the Credit Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its Banks in the event of an unanticipated repayment demand.

     On July 25, 2001, the Company signed a letter of intent to acquire substantially all the assets of Howard Schultz & Associates International, Inc. (HS&A), an international recovery auditing firm serving retailers, distributors, wholesalers and other transaction-intensive companies, and substantially all of the equity of certain affiliates. Under the proposed terms of the letter of intent, based on the average of the closing price of the Company's common stock for the five days ended October 31, 2001 of $6.9760, the Company expects to issue approximately 15.1 million shares of its common stock and expects to issue options to purchase up to 1.7 million shares of common stock in connection with the assumption of certain outstanding HS&A options. The Company expects to assume between $41.0 million and $46.0 million of HS&A debt and may be required to immediately repay some or all of this debt. Additionally, the Company expects to incur or assume $13.0 million to $14.0 million in debt to acquire HS&A's UK and German licensees, in all-cash transactions. 2.3 million of the approximately
15.1 million shares expected to be issued at the closing of the acquisition of the HS&A companies would be held in escrow and released only upon closing of the acquisition of the UK licensee in accordance with certain specified terms.

     The Company has held, and expects to continue to hold, extensive discussions with the nine members of its banking syndicate concerning the acquisition of HS&A. The Credit Agreement, as amended, provides that a two-thirds majority of the banks in the syndicate must approve the HS&A acquisition. To facilitate completion of this acquisition, both the Company and its bankers believe that a significant, but not definitively quantified, reduction in the Company's outstanding borrowings under the Credit Agreement is first necessary. The Company intends to achieve any needed reduction primarily through the sale of the discontinued operations, the potential sale of Groupe Alma and through other debt or equity financing or both. In granting their approval to acquire HS&A, the banking syndicate would also be consenting to a relaxation of the Credit Agreement formulae for permitted acquisitions and may potentially need to relax prospective financial ratio covenants for one or more post-acquisition periods. Additionally, other items and restrictions within the current Credit Agreement may require modification or waiver to facilitate the HS&A acquisition. While the Company's discussions to-date with the members of the banking syndicate have been productive, there can be no assurance that the required majority of the syndicate members will approve the HS&A acquisition and agree to any needed modifications to the Credit Agreement.

     Through September 30, 2001, the Company acquired 23 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues.

     As indicated elsewhere in this Form 10-Q, the Company is continuing its efforts to sell the remaining discontinued operations and is also considering a potential sale of Groupe Alma. The current overall business environment is not optimal for such sales and there can be no assurance that any such sales can be completed in the near-term if at all. The Company is also contractually obligated to reduce its outstanding borrowings under its Credit Agreement from $134.9 million at October 31, 2001 down to $100.0 million by March 31, 2002. Given the foregoing, the Company is actively investigating available sources of additional debt or equity capital, including convertible debt. The Company believes that some combination of selling one or more of the remaining discontinued operations, the potential sale of Groupe Alma and securing additional debt or equity capital will produce sufficient net cash proceeds to enable it to (a) adequately pay down its outstanding bank borrowings, (b) secure bank syndicate approval to acquire HS&A, (c) finance the cash requirements of the HS&A purchase and integration, and (d) meet the Company's working capital and capital expenditure requirements through September 30, 2002.

NEW ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets. The Company is required to adopt the provisions of SFAS No. 144 for fiscal years beginning after December 15, 2001. The Company is in the process of determining the impact, if any, of adopting SFAS No. 144.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

     The Company is required to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill as well as intangible assets with indefinite useful lives no longer be amortized, but instead these assets must be tested for impairment at least annually in accordance with SFAS No. 142 guidance. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

     Excluding the currently unknown purchase price allocation effect of the Company's planned acquisition of HS&A, the Company expects to have unamortized goodwill on January 1, 2002 (the date on which the Company is required to adopt SFAS No. 142) of approximately $221.0 million (at current exchange rates as of September 30, 2001) which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $8.4 million and $10.2 million for the nine months ended September 30, 2001, and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including without limitation, (1) statements that contain projections of the Company's future results of operations or of the Company's financial condition, (2) statements regarding the adequacy of the Company's current working capital and other available sources of funds, and (3) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Such risks and uncertainties include, without limitation, the following:

     - the Company may be unsuccessful in complying with the financial ratio covenants or other provisions of its Credit Agreement, as amended;

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

     - the Company may not be able to successfully complete the acquisition of Howard Schultz & Associates International, Inc. ("HS&A") without incurring unanticipated expenses, or successfully integrate such firm and achieve the substantial planned post-acquisition synergy cost savings;

     - the Company may not be successful in completing the planned acquisition of HS&A and, as a result, would incur a substantial and immediate charge to operations for cumulative out-of-pocket business combination costs incurred and may also incur certain other substantial costs;

     - the Company may be unable to effectively manage during the divestitures and the integration of HS&A;

     - there may be an adverse judgment against the Company in pending securities litigation;

     - accounting pronouncements by the Financial Accounting Standards Board and United States Securities and Exchange Commission may adversely affect the Company;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS

     On August 19, 1999, the Company acquired Meridian VAT Corporation Limited ("Meridian"). Meridian is based in Dublin, Ireland and specializes in the recovery of value-added taxes paid on business expenses incurred by corporate clients. Meridian periodically utilizes derivative financial instruments to hedge against adverse currency fluctuations since it must transact business using a variety of European and Asian currencies. Meridian had no derivative financial instruments outstanding at December 31, 2000 and has not employed any derivative financial instruments during 2001 through the filing date of this Form 10-Q. None of the Company's operating units other than Meridian has historically utilized derivative financial instruments although future use of these types of instruments is presently under consideration.

FOREIGN CURRENCY MARKET RISK

     The Company's functional currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company provides its services. The Company's operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which it operates. When the U.S. dollar strengthens against other currencies, the value of nonfunctional currency revenues decreases. When the U.S. dollar weakens, the functional currency amount of revenues increases. Overall, the Company is a net receiver of currencies other than the U.S. dollar and, as such, benefits from a weaker dollar, but is adversely affected by a stronger dollar relative to major currencies worldwide.

INTEREST RATE MARKET RISK

     The Company's interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash equivalents as well as interest paid on its debt. At September 30, 2001, the Company had $52.5 million of short-term debt and $100.6 million of long-term debt. A hypothetical 100 basis point change in interest rates during the nine months ended September 30, 2001 would have resulted in approximately a $1.6 million change in pre-tax income. The Company does not currently use derivative financial instruments to manage interest rate risk.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At September 30, 2001, the Company was not in compliance with certain financial covenants of its bank credit facility. These violations were waived by the Company's lenders on November 9, 2001. (See Liquidity and Capital Resources under Item 2. of this Form 10-Q.)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1+     Agreement and Plan of Reorganization, dated as of August 3,
          2001, among The Profit Recovery Group International, Inc.,
          Howard Schultz & Associates International, Inc., Howard
          Schultz, Andrew Schultz and certain trusts (incorporated by reference to Annex A to the joint proxy statement/prospectus contained in the Registrant's registration statement on Form
          S-4 (File No. 333-69142) filed on September 7, 2001).
 2.2+     Agreement and Plan of Reorganization pursuant to Section
          368(a)(1)(B) of the Internal Revenue Code dated as of August
          3, 2001 among The Profit Recovery Group International, Inc.,
          Howard Schultz, Andrew Schultz, Andrew H. Schultz
          Irrevocable Trust and Leslie Schultz (incorporated by
          reference to Annex B to the joint proxy statement/prospectus contained in the Registrant's registration statement on Form
          S-4 (File No. 333-69142) filed on September 7, 2001).
 3.1      Restated Articles of Incorporation of the Registrant
          (incorporated by reference to Exhibit 4.2 to Registrant's
          Form 8-A/A filed August 9, 2000).
 3.2      Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.3 to Registrant's Form 8-A/A filed August 9,
          2000).
 4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant's March 26, 1996 registration statement number 333-1086 on Form S-1).
 4.2      See Restated Articles of Incorporation and Bylaws of the
          Registrant, filed as Exhibits 3.1 and 3.2, respectively.
10.1      Form of Escrow Agreement among The Profit Recovery Group
          International, Inc., Howard Schultz & Associates
          International, Inc., Howard Schultz, Andrew H. Schultz and
          certain trusts (incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-4 (File
          No. 333-69142) filed on September 7, 2001).
10.2      Form of Registration Rights agreement (incorporated by
          reference to Exhibit 10.2 to the Registrant's registration statement on Form S-4 (File No. 333-69142) filed on
          September 7, 2001).
10.3      Form of Shareholder Agreement among The Profit Recovery
          Group International, Inc., Howard Schultz & Associates
          International, Inc., Howard Schultz, Andrew Schultz, John M.
          Cook, John M. Toma and certain trusts (incorporated by
          reference to Exhibit 10.3 to the Registrant's registration statement on Form S-4 (File No. 333-69142) filed on
          September 7, 2001).
10.4      Form of Indemnification Agreement among The Profit Recovery
          Group International, Inc., Howard Schultz & Associates
          International, Inc., Howard Schultz, Andrew Schultz and
          certain trusts (incorporated by reference to Exhibit 10.4 to the Registrant's registration statement on Form S-4 (File
          No. 333-69142) filed on September 7, 2001).
10.5      Form of Noncompetition, Nonsolicitation, and Confidentiality
          Agreement among The Profit Recovery Group International,
          Inc., Howard Schultz & Associates International, Inc.,
          Howard Schultz, Andrew Schultz and certain trusts
          (incorporated by reference to Exhibit 10.5 to the
          Registrant's registration statement on Form S-4 (File No.
          333-69142) filed on September 7, 2001).
10.6      Form of Noncompetition, Nonsolicitation and Confidentiality
          Agreement between The Profit Recovery Group International,
          Inc. and four other shareholders of Howard Schultz &
          Associates International, Inc.
10.7      Form of Employment Offer Letter with Howard Schultz
          (incorporated by reference to Exhibit 10.7 to the
          Registrant's registration statement on Form S-4 (File No.
          333-69142) filed on September 7, 2001).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.8      Form of Employment Offer Letter with Andrew Schultz
          (incorporated by reference to Exhibit 10.8 to the
          Registrant's registration statement on Form S-4 (File No.
          333-69142) filed on September 7, 2001).

---------------

+ In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted. There is a list of schedules at the end of the Exhibit, briefly describing them. The Registrant will furnish supplementally a copy of any omitted schedule to the Commission upon request.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE PROFIT RECOVERY GROUP
                                          INTERNATIONAL, INC.

                                          By:   /s/ DONALD E. ELLIS, JR.
                                            ------------------------------------
                                                    Donald E. Ellis, Jr.
                                            Executive Vice President -- Finance,
                                                  Chief Financial Officer
                                                       and Treasurer
                                               (Principal Financial Officer)

November 13, 2001