Form 10-K405
period 2001-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2002-03-15
CIK 1007330

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   (MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                     OR
      [  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________
                       COMMISSION FILE NUMBER 0-28000

                        PRG-SCHULTZ INTERNATIONAL, INC.
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

     Common shares of the registrant outstanding at February 28, 2002 were 63,605,220. The aggregate market value, as of February 28, 2002, of such common shares held by non-affiliates of the registrant was approximately $470.9 million based upon the last sales price reported that date on The Nasdaq National Market of $10.02 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III: Portions of Registrant's Proxy Statement relating to the Annual Meeting of Shareholders to be held on or about May 15, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PRG-SCHULTZ INTERNATIONAL, INC.

                                   FORM 10-K
                               DECEMBER 31, 2001

                                                                              PAGE
                                                                              ----
Part I
  Item 1.      Business....................................................     1
  Item 2.      Properties..................................................    18
  Item 3.      Legal Proceedings...........................................    18
  Item 4.      Submission of Matters to a Vote of Security Holders.........    18
Part II
  Item 5.      Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................    19
  Item 6.      Selected Consolidated Financial Data........................    19
  Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    22
  Item 7A      Quantitative and Qualitative Disclosures About Market
               Risk........................................................    36
  Item 8.      Financial Statements and Supplementary Data.................    37
  Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure....................................    64
Part III
  Item 10.     Directors and Executive Officers of the Registrant..........    64
  Item 11.     Executive Compensation......................................    64
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters..................    64
  Item 13.     Certain Relationships and Related Transactions..............    64
Part IV
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form
               8-K.........................................................    64
Signatures.................................................................    69

                                     PART I

ITEM 1.  BUSINESS

     PRG-Schultz International, Inc., f/k/a The Profit Recovery Group International, Inc., and subsidiaries (collectively, the "Company") is the leading worldwide provider of recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to:

     - retailers such as discount, department, specialty, grocery and drug stores;

     - manufacturers of high-tech components, pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

     - wholesale distributors of computer components, food products and pharmaceuticals;

     - healthcare providers such as hospitals and health maintenance organizations; and

     - service providers such as communications providers, transportation providers and financial institutions.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a small number of errors do occur. In the aggregate, these transaction errors can represent meaningful "lost profits" that can be particularly significant for businesses with relatively narrow profit margins. The Company's trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors. In addition, these specialists review clients' current practices and processes related to procurement and other expenses in order to identify solutions to manage and reduce expense levels, as well as apply knowledge and expertise of industry best practices to assist clients in improving their business efficiencies.

     In most instances, the Company receives a contractual percentage of overpayments and other savings it identifies and its clients recover or realize. In other instances, the Company receives a fee for specific services provided.

     The Company currently services clients in over 40 different countries. In 2001, the Company had a single operating segment consisting of Accounts Payable Services which offers recovery and cost containment services. See Note 14 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for the worldwide operating segment disclosures.

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001 the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal. The Company's consolidated financial statements have been reclassified to reflect Meridian, Logistics Management Services, Communications Services, Ship & Debit division and French Taxation Services as discontinued operations for all periods presented. Unless specifically stated, all financial and statistical information contained herein is presented with respect to continuing operations only, which consisted entirely of Accounts Payable Services at December 31, 2001.

     Meridian, the Communications Services business, and the Ship & Debit business were originally offered for sale in the first quarter of 2001. The Company has concluded that the current negative market conditions are not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company's Board of Directors approved a proposal to retain these three remaining discontinued operations. As a result, beginning in the first quarter of 2002, the financial results of these three businesses,

Meridian, the Communications Services business, and the Ship & Debit business will be reclassified as part of the Company's continuing operations and, based on their anticipated size with respect to the Company's operations as a whole, reported in a separate reportable segment called Other Ancillary Services. The Company's financial statements through December 31, 2001, reflect these businesses as part of discontinued operations.

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

THE RECOVERY AUDIT INDUSTRY

     Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements find it difficult to detect all payment errors. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between the purchasing and accounts payable departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively narrow profit margins. For example, the Company believes that a typical U.S. retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues.

     Although some businesses routinely maintain internal recovery audit departments assigned to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms are often retained as well due to their specialized knowledge and focused technologies.

     In the U.S., Canada, the United Kingdom and Mexico, large retailers routinely engage independent recovery audit firms as standard business practice, and businesses in other industries are increasingly using independent recovery audit firms. Outside the U.S., Canada, the United Kingdom and Mexico, the Company believes that large retailers and many other types of businesses are also increasingly engaging independent recovery audit firms.

     Businesses are increasing the use of technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These paperless transactions are widely referred to as Electronic Data Interchange, or "EDI", and implementation of this technology is maturing. EDI, which typically is carried out using private, proprietary networks, streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

     The Company believes that newly-emerging procurement technologies involving the internet will significantly enhance recovery audit opportunities in both the short term and long term.

     In the short term, Extensible Markup Language ("XML"), a set of rules for defining and sharing document types over the internet, provides a communications framework, but data type definitions are still needed for many industries. Until data type definitions are widely established, the Company believes that errors due to inconsistent data treatments may be prevalent and may present transitional recovery opportunities.

     In the longer term, the Company believes that XML may be utilized by businesses both large and small whereas EDI use has primarily been confined to larger business entities and their suppliers. If the use of XML does become pervasive, it may become economical for the Company to provide services to businesses smaller than those currently served due to the availability of electronic data bases of individual procurement transactions which could then be audited electronically. Presently, many small and mid-sized businesses still procure large portions of their goods and services using paper-based documents that are not as cost effective to audit as those in an electronic format.

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

     The domestic and international recovery audit industry for accounts payable services is characterized by the Company, the worldwide leader with operations in over 40 countries, and numerous smaller competitors who typically do not possess multi-country service capabilities. Many smaller recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are less equipped to audit large EDI accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that it has significant opportunities due to its national and international presence, well-trained and experienced professionals, and advanced technology.

THE ACQUISITIONS OF HOWARD SCHULTZ & ASSOCIATES INTERNATIONAL, INC. AND
AFFILIATES

     On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. ("HSA-Texas"), substantially all of the outstanding stock of HS&A International Pte Ld. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas, pursuant to an amended and restated agreement and plan of reorganization by and among PRG-Schultz, HSA-Texas, Howard Schultz, Andrew H. Schultz and certain trusts dated December 11, 2001 (the "Asset Agreement") and an amended and restated agreement and plan of reorganization by and among PRG-Schultz, Howard Schultz, Andrew H. Schultz, Andrew H. Schultz Irrevocable Trust and Leslie Schultz dated December 11, 2001 (the "Stock Agreement"). HSA-Texas and affiliates are industry pioneers in providing recovery audit services and the assets acquired will continue to be used for audit recovery services.

     Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company's common stock and the assumption of certain HSA-Texas liabilities, including aggregate net debt of approximately $65.7 million, a portion of which was repaid at closing. In addition, options to purchase approximately 1.1 million shares of the Company's common stock were issued in exchange for outstanding HSA-Texas options. The Company's available domestic cash balances and new $75.0 million senior bank credit facility were used to fund closing costs related to the HSA-Texas acquisitions and repay certain indebtedness of HSA-Texas.

     In connection with the acquisitions of HSA-Texas and affiliates, the Company changed its name to PRG-Schultz International, Inc.

THE PRG-SCHULTZ SOLUTION

     The Company provides its domestic and international clients with comprehensive recovery audit services by using sophisticated proprietary technology and advanced techniques and methodologies, and by employing highly trained, experienced industry specialists. As a result, the Company believes it is able to identify significantly more payment errors and expense containment opportunities than its clients are able to identify through their internal audit capabilities or than many of its competitors are able to identify.

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

     In addition, the Company believes it differentiates itself from many of its competitors with its client engagement methodologies, its expertise with respect to managing vendor relationships and its specialty services offerings in areas of direct-to-store-delivery (DSD) audits, media audits, real estate audits, freight-related vendor compliance audits, and document imaging and management technology.

THE PRG-SCHULTZ STRATEGY

     The Company's objective is to build on its position as the leading worldwide provider of recovery audit services. Its strategy to achieve this objective consists of the following elements:

     - Focus on the Company's Core Accounts Payable Services Business. In March 2001, the Company formalized a strategic realignment initiative designed to enhance its financial position and clarify its investment and operating strategy by focusing on the core Accounts Payable Services business. The Company believes that this business will provide a greater return on investment and higher growth than other opportunities outside of accounts payable services. As a result, the Company divested certain non-core businesses in 2001 and separated the remaining non-core businesses into a discrete reporting segment entitled Other Ancillary Services in January 2002. The Company also believes that it has significantly strengthened its accounts payable business through the January 2002 acquisitions of HSA-Texas and affiliates, formerly the Company's principal competitor in this business.

     - Continue to Grow the U.S. Accounts Payable Services Business. The Company intends to capitalize on continuing advancements in data communications technology to grow its U.S. Accounts Payable Services business. The Company's existing and potential clients are increasingly capable of providing more data to use in the recovery audit process. In the past, access to more data has enabled the Company to broaden the scope of its audits and to increase the level of recoveries from these audits. Another area of focus for the Company is to reduce or eliminate client-imposed restrictions in the scope of the Company's work. Many clients currently restrict the population of suppliers the Company is permitted to audit or claim types the Company is permitted to pursue. To the extent the Company is successful in having these restrictions lifted, its revenues should proportionately grow. In addition, the Company intends to utilize enhanced proprietary technologies to pursue new small and mid-sized clients which historically, due to technology constraints, the Company has not been able to service in a profitable manner.

     - Expand International Operations. To date, large international retailers and many other international businesses have not utilized recovery audit services to the same extent as similar firms based in the U.S., Canada, the United Kingdom and Mexico. However, the Company believes that many international businesses are increasingly engaging independent audit recovery firms. The Company intends to focus its resources on pursuing potential international clients in geographic regions that it believes offer the greatest potential return on investment. The Company also intends to capitalize on its leading worldwide presence to provide greater audit recovery services to multi-national companies with significant and expanding international operations.

     - Promote Outsourcing Arrangements. The Company seeks to capitalize on the growing trend of businesses to outsource internal recovery audit and expense containment efforts. Due to factors including the growing complexity and volume of business transactions and the development of dynamic purchasing markets, the Company believes that its clients benefit significantly from these outsourcing arrangements because the Company's expertise allows it to generally complete its audits more quickly, identify larger claims and execute on cost-saving opportunities more efficiently than internal recovery audit departments. The Company further believes that as clients continue to upgrade their systems, outsourcing arrangements involving recovery audit work will become increasingly prevalent due in part to the sophisticated technology necessary to identify the errors.

     - Maintain High Client Retention Rates. The Company has historically maintained very high rates of client retention. The Company intends to maintain and improve its high client retention rates by continuing to provide comprehensive recovery audit services and utilizing highly trained auditors, and by continuing to refine its advanced audit methodologies and employing client-centered business approaches to better understand client needs and configure the appropriate service model to meet them.

     - Maintain Technology Leadership. The Company believes its proprietary technology provides a significant competitive advantage over both its principal competitors and its clients' in-house recovery audit departments. The Company has a dedicated audit development staff responsible for interfacing with both field audit personnel and information technology professionals to continually improve its proprietary technology as its clients' needs evolve. The Company intends to continue making substantial investments in technology to enable the most effective and profitable service delivery.

PRG-SCHULTZ SERVICES

  ACCOUNTS PAYABLE SERVICES

     Through the use of proprietary technology, audit techniques and methodologies, the Company's trained and experienced auditors examine merchandise procurement records on a post-payment basis to identify overpayments resulting from situations such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, duplicate payments and erroneous application of sales tax laws and regulations.

     To date, the Accounts Payable Services operations have served two client types, retail/wholesale and commercial, with each type currently served under a different service delivery model.

     "Broad-scope" audit services provided to retail/wholesale clients account for the Company's largest worldwide source of revenues. These services typically recur annually and are largely predictable in terms of estimating the dollar volume of client overpayments which will ultimately be recovered. For most retail/wholesale clients, the Company typically identifies a larger volume of recoveries each year when compared to recoveries realized in the immediate preceding year. This growth generally results from factors such as increasing sophistication of the Company's auditors and software, and continuing client migration toward electronic merchandise procurements which the Company can more thoroughly audit. Broad-scope audit services are the most comprehensive in nature, focusing on a greater area of recovery categories related to both procurement and payment activities. These audits typically entail comprehensive and customized data acquisition from the client with the aim of capturing individual line-item transaction detail. The Company currently serves retail/wholesale clients on six continents.

     The Company also examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers which are collectively termed as "commercial" clients. Services to these types of clients to date have tended to be more rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year depending on factors such as the size and nature of the client division under audit. Furthermore, audit services to these clients are less comprehensive in nature, focussing on fewer recovery categories, related most often to payment activities. These audit services, which are termed "basic-scope" audit services, entail more standardized data acquisition from the client and are concentrated primarily at the invoice level of detail. Currently, the majority of the Company's commercial clients are located in North America and the United Kingdom, although the Company believes expansion to other markets is progressing at a satisfactory rate.

     The Company is currently modifying its approach to service delivery to more closely align the scope of its services to the unique needs and characteristics of each individual client, as consistent with maximizing the Company's profitability. Thus, prospectively, certain retail/wholesale clients that have historically been served by the broad-scope service model, will be served under the basic-scope service model. Conversely, certain commercial clients that historically have been served by the basic-scope service model, will prospectively be served under the broad-scope service model.

  OTHER ANCILLARY SERVICES

     The following specialty areas comprise the Company's Other Ancillary Services operations.

  Meridian VAT Reclaim

     In August 1999, the Company acquired Meridian. Meridian is based in Ireland and specializes in the recovery of value-added taxes ("VAT") paid on business expenses for corporate clients located throughout the world. The services provided to clients by Meridian are typically recurring in nature.

  Communications Services Business

     The Communications Services business applies its specialized expertise to historical client telecommunications records to identify and recover refunds of previous overpayments. It also analyzes its clients' current telecommunications invoices, routing patterns and usage volumes in order to renegotiate terms and conditions on its clients' behalf, as well as identify cost saving alternatives. The Communications Services business also provides expense management services such as invoice processing and call accounting.

  Ship & Debit Business

     The Ship & Debit business provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies. Ship & Debit clients generally receive two audits each year.

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

TECHNOLOGY

     The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned data processing facilities in its business. Each of the Company's businesses employs separate technology.

  Accounts Payable Services Audit Technology

     At the beginning of a typical accounts payable recovery audit engagement, the Company obtains transaction data from its client for the time period under audit. The Company receives this data typically by magnetic media, which is then reformatted into standardized and proprietary layouts at one of the Company's data processing facilities primarily using mid-range and PC-based platforms.

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

  Communications Audit Technology

     Although various proprietary processes and databases are used to conduct telecommunications audits, this segment currently relies heavily upon the industry and vendor knowledge possessed by its audit personnel in its expense recovery and reduction service offerings. Delivery of expense management services, particularly call accounting, is more technologically-driven.

     Communications Services utilizes a proprietary web-based software which provides the client with information from the services delivered. The proprietary software is used to facilitate charge back reporting, for processing of client invoices and for reporting status on claims and recoveries. Additional proprietary software is used to facilitate data acquisition and production processing, allowing for expedient and effective management of the data, which results in cost efficiencies.

  Ship & Debit Audit Technology

     The Ship & Debit business employs customized pc-based software to analyze data in search of various situations in which its clients may not have received all of the revenues to which they are entitled.

AUDITOR HIRING AND TRAINING

     Many of the Company's auditors and specialists formerly held finance-related management positions in the industries the Company serves. To meet its growing need for additional auditors, the Company also hires recent college graduates, particularly those with multi-lingual capabilities and technology skills. While the Company has been able to hire a sufficient number of new auditors to support its growth, there can be no assurance that the Company can continue hiring sufficient numbers of qualified auditors to meet its future needs.

     The Company provides intensive training for auditors utilizing both classroom-type training and self-paced media such as specialized computer-based training modules. All training programs are periodically upgraded based on feedback from auditors and changing industry protocols. Additional on-the-job training provided by experienced auditors enhances the structured training programs and enables newly-hired auditors to refine their skills.

CLIENTS

     The Company provides its services principally to large and mid-sized businesses having numerous payment transactions with many vendors. Retailers/wholesalers continue to constitute an important part of the Company's client and revenue base. The Company's five largest clients contributed approximately 30.5% of its revenues from continuing operations for the year ended December 31, 2001. The Company's largest client, Wal-Mart International, contributed approximately 12.1% of its revenues from continuing operations for the year ended December 31, 2001. Including revenues from discontinued operations that are being retained by the Company, the five largest clients contributed 25.1% of total revenues for the year ended December 31, 2001. Including revenues from discontinued operations that are being retained by the Company, the Company's largest client, Wal-Mart International, contributed approximately 10.0% of total revenues for the year ended December 31, 2001. With the January 2002 acquisition of the Company's largest worldwide competitor, HSA-Texas and affiliates, the Company believes its future dependence on any single client or group of clients will be reduced considerably.

SEASONALITY

     The Company has experienced and expects to continue to experience significant seasonality in its business. The Company typically realizes substantially higher revenues and operating income in the last two quarters of its fiscal year.

SALES AND MARKETING

     Due to the highly confidential and proprietary nature of a business' purchasing patterns and procurement prices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. This type of investigation may include an on-site inspection of the Company's service facilities. The Company has typically found that its service offerings which are the most annuity-like in nature require the longest sales cycle and highest levels of direct person-to-person contact. Conversely, service offerings that are short-term, discrete events, such as certain taxation projects, are susceptible to more cost effective sales and marketing delivery approaches such as telemarketing.

PROPRIETARY RIGHTS

     The Company continuously develops new recovery audit software and methodologies that enhance existing proprietary software and methodologies. The Company regards its proprietary software as protected by trade secret and copyright laws of general applicability. In addition, the Company attempts to safeguard its proprietary software and methodologies through employee and third-party nondisclosure agreements and other methods of protection. While the Company's competitive position may be affected by its ability to protect its software and other proprietary information, the Company believes that the protection afforded by trade secret and copyright laws is generally less significant to the Company's overall success than the continued pursuit and implementation of its operating strategies and other factors such as the knowledge, ability and experience of its personnel.

     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company's business, including but not limited to AuditPro(R), eassurance(TM), EAudit(TM), imDex(TM), Sentinel(TM) and Direct F!nd(R).

COMPETITION

     The recovery audit business is highly competitive and barriers to entry are relatively low. The competitive factors affecting the market for the Company's recovery audit services include:

     - establishing and maintaining client relationships;

     - quality and quantity of claims identified;

     - experience and professionalism of audit staff;

     - rates for services;

     - technology; and

     - geographic scope of operations.

EMPLOYEES

     At January 31, 2002, the Company had approximately 3,500 employees, of whom approximately 2,200 were located in the U.S. This employee count includes personnel who joined the Company on January 24, 2002 in connection with the acquisitions of HSA-Texas and affiliates. The majority of the Company's employees are involved in the audit function. The Company believes its employee relations are satisfactory.

                                  RISK FACTORS

WE DEPEND ON OUR LARGEST CLIENTS FOR SIGNIFICANT REVENUES, AND IF WE LOSE A MAJOR CLIENT, OUR REVENUES COULD BE ADVERSELY AFFECTED.

     We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2001, and 2000 our two largest clients accounted for approximately 18.0% and 16.4% of our revenues from continuing operations, respectively. If we lose any major clients, our results of operations could be materially and adversely affected by the loss of revenue, and we would have to seek to replace the client with new business.

CLIENT AND VENDOR BANKRUPTCIES, INCLUDING THE K-MART BANKRUPTCY, AND FINANCIAL DIFFICULTIES COULD REDUCE OUR EARNINGS.

     Our clients generally operate in intensely competitive environments and bankruptcy filings are not uncommon. Additionally, the recent terrorist attacks and adverse economic conditions in the United States have increased, and they continue to increase, the financial difficulties experienced by our clients. On January 22, 2002, K-Mart Corporation, which accounted for in excess of 5% of our 2001 revenues from continuing operations, filed for Chapter 11 Bankruptcy reorganization. Although our historical experience with numerous clients that have filed for Chapter 11 Bankruptcy reorganization suggests a very high probability that we will eventually resume providing services to K-Mart, should K-Mart choose to no longer utilize our services at previous levels or should they fail to emerge from this bankruptcy, or should we be unable to collect from K-Mart, or from K-Mart customers who are also our clients, amounts that we are owed for performance of our services, or should we be required by the Bankruptcy Court to repay amounts previously paid to us by K-Mart, our future results of operations could be materially adversely impacted. In addition, future bankruptcy filings by one or more of our other large clients or significant vendor charge backs by one or more of our larger clients could have a material adverse affect on our financial condition and results of operations. Likewise, our failure to collect our accounts receivable due to the financial difficulties of one or more of our larger clients could adversely affect our financial condition and results of operations.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING THE BUSINESS OF HSA-TEXAS AND ITS AFFILIATED COMPANIES, OUR OPERATIONS MAY BE ADVERSELY AFFECTED.

     To realize the anticipated benefits of the acquisitions of HSA-Texas and its affiliated companies, we must efficiently integrate the operations of the acquired companies with ours. Combining the personnel, technologies and other aspects of operations, while managing a larger entity, will present a significant challenge to our management. We cannot be certain that the integration will be successful or that we will fully realize the anticipated benefits of the business combination.

     The challenges involved in this integration include:

     - retaining and integrating management and other key personnel of each company;

     - combining the corporate cultures of us and HSA-Texas;

     - combining service offerings effectively and quickly;

     - transitioning HSA-Texas' auditors to our information management and compensation systems;

     - integrating sales and marketing efforts so that customers can understand and do business easily with the combined company;

     - transitioning all worldwide facilities to common accounting and information technology systems; and

     - coordinating a large number of employees in widely dispersed operations in the United States and many foreign countries.

     Risks from unsuccessful integration of the companies include:

     - the impairment of relationships with employees, clients and suppliers;

     - the potential disruption of the combined company's ongoing business and distraction of its management;

     - delay in introducing new service offerings by the combined company;

     - the failure to achieve anticipated revenues; and

     - unanticipated expenses related to integration of the companies.

     We may not succeed in addressing these risks. Further, we cannot assure you that the growth rate of the combined company will equal or exceed the historical growth rates experienced by us, HSA-Texas or any of its affiliates individually. Our ability to realize the anticipated benefits of the HSA-Texas acquisitions will depend on our ability to integrate HSA-Texas' operations into our current operations in a timely and efficient manner.

     This integration may be difficult and unpredictable because our compensation arrangements, service offerings and processes are highly complex and have been developed independently from those of HSA-Texas. Successful integration requires coordination of different management personnel and auditors, as well as sales and marketing efforts and personnel. If we cannot successfully integrate the HSA-Texas assets with our operations, we may not realize the expected benefits of the HSA-Texas acquisitions.

IF WE ARE NOT SUCCESSFUL IN INTEGRATING THE BUSINESS OPERATIONS OF HSA-TEXAS IN THE UNITED KINGDOM, OUR FINANCIAL RESULTS MAY BE ADVERSELY AFFECTED.

     HSA-Texas' operations in the United Kingdom generated revenues of approximately $24.4 million and operating income of approximately $1.8 million for the United Kingdom operating companies' fiscal year ended April 30, 2001. Our ability to realize the anticipated benefits of the HSA-Texas acquisitions will depend in part on our ability to integrate HSA-Texas' United Kingdom operations into our current United Kingdom operations in a timely and efficient manner. If we cannot successfully integrate such operations with our operations, we may not realize the expected benefits of the HSA-Texas acquisitions and our financial results may be adversely affected.

THE ACQUISITIONS BY US OF BUSINESSES OUTSIDE OF OUR CORE BUSINESS OF ACCOUNTS PAYABLE AUDITING HAVE BEEN, IN GENERAL, FINANCIALLY AND OPERATIONALLY UNSUCCESSFUL.

     Our acquisitions of businesses outside of our core business of accounts payable auditing have been, in general, financially and operationally unsuccessful. As a result, on January 31, 2001, we announced that our board of directors had approved the sale of the Meridian VAT Reclaim business, the Communications Services segment, the Logistics Management Services segment, and the Ship and Debit division within the Accounts Payable Service segment. The sale of the Logistics Management Services segment was subsequently consummated on October 30, 2001 with initial gross proceeds, as adjusted, of approximately $9.5 million and the potential for additional gross proceeds of up to $3.0 million payable in the form of a revenue-based royalty over the next four years. We recorded a loss of approximately $19.1 million in the third quarter of 2001 with respect to the Logistics Management Services segment as part of a $31.0 million loss on disposal from discontinued operations recognized during that quarter. In addition, on December 14, 2001, we consummated the sale of our French Taxation Services business (which had been part of continuing operations until time of disposal) for gross proceeds of approximately $48.3 million. We recognized a loss on this sale of approximately $54.0 million in the fourth quarter of 2001. The remaining three businesses are no longer for sale. While we believe that the acquisitions of HSA-Texas and its affiliates are within our core business, there can be no assurance that we will be more successful in achieving financial and operational success with the HSA-Texas acquisitions than we were in previous non-core business acquisitions.

OUR FORMER DISCONTINUED OPERATIONS MAY REQUIRE ADDITIONAL WORKING CAPITAL AND MANAGEMENT ATTENTION.

     On January 24, 2002, our Board of Directors approved a resolution to retain the remaining discontinued operations consisting of Meridian, the Communications Services business and the Ship & Debit business. As a result, beginning with the first quarter of 2002, the financial results of these three businesses are classified as part of our continuing operations. Because these businesses were offered for sale during 2001, they were operated in such a manner as to maximize the proceeds to be received upon such sale. As part of continuing operations, management believes that these businesses may require additional capital infusions and additional attention from management in order that they might be operated to their maximum potential. Even if additional cash is spent with respect to these businesses, however, there is no guarantee that they can be operated profitably. In addition, to the extent that a disproportionate amount of management's time is required to operate these businesses, our core business of accounts payable recovery may suffer. See "-- The acquisitions by us of businesses outside of our core business of accounts payable auditing have been, in general, financially and operationally unsuccessful."

TRANSITION COSTS OF THE HSA-TEXAS ACQUISITIONS COULD ADVERSELY AFFECT COMBINED FINANCIAL RESULTS.

     We and HSA-Texas are expected to incur direct transition costs of up to approximately $28.0 million, pre-tax in connection with the HSA-Texas acquisitions. If the benefits of the HSA-Texas acquisitions do not exceed the costs associated with the transition, the combined company's financial results, including earnings per share, could be adversely affected.

THE HSA-TEXAS ACQUISITIONS ARE ANTICIPATED TO RESULT IN LOWER COMBINED REVENUES FROM CLIENTS WITH RESPECT TO WHICH WE AND HSA-TEXAS TOGETHER HAVE HAD THE FIRST AND SECOND AUDIT POSITIONS.

     Some of our clients require that two independent audit companies perform recovery audits of their payment transactions in a first recovery audit followed by a second recovery audit. In situations where both we and HSA-Texas now perform both the first and second recovery audit services, it is possible that the client will, upon our acquisitions of HSA-Texas, retain another company for the first or second audit position in place of them. We estimate that there are 46 clients with respect to which we and HSA-Texas together have had the first and second recovery audit positions. These clients represented approximately 31% of our total revenues for the year ended December 31, 2001 and approximately 76% of the total revenues of HSA-Texas for that year. After the combination, a substantial number of these clients may request that the combined company perform the first or second audits at reduced rates, or they may award the first or second recovery audit position to another party, rather than allowing the combined company to keep both positions. In either case, the combined revenues from these clients may be materially lower.

IF WE FAIL TO HIRE AND RETAIN HSA-TEXAS' AUDITORS AND OTHER CRITICAL HSA-TEXAS PERSONNEL, IT COULD DIMINISH THE BENEFITS OF THE HSA-TEXAS ACQUISITIONS TO US.

     The successful integration of the HSA-Texas business into our current business operations will depend in large part on our ability to hire and retain HSA-Texas' auditors and other personnel critical to the business and operations of HSA-Texas. We may be unable to retain management personnel and auditors that are critical to the successful operation of the HSA-Texas business, resulting in loss of key information, expertise or know-how and unanticipated additional recruiting and training costs and otherwise diminishing anticipated benefits of the HSA-Texas acquisitions for us and our shareholders. In addition, any auditors not retained by the combined company could compete with the combined company, particularly in Europe, and could cause former HSA-Texas clients to cease doing business with us or to require more client favorable terms to retain their business. Also, if we cannot successfully implement a revised compensation plan that reduces the compensation level of a large number of HSA-Texas' auditors, the anticipated benefits of the HSA-Texas acquisitions will be diminished. Even if we are successful in implementing the revised compensation plan, some HSA-Texas auditors may elect not to work for us if their compensation is reduced. Although we have had success in hiring HSA-Texas' domestic auditors and in implementing a revised compensation plan for these auditors, there can be no assurance that we will be successful in hiring and retaining HSA-Texas' international auditors and implementing a revised compensation plan for the international auditors.

THE ACQUISITIONS OF HSA-TEXAS AND AFFILIATES COULD RESULT IN MATERIAL DILUTION TO OUR EARNINGS PER SHARE.

     The unaudited pro forma combined financial statements contained in our proxy statement dated December 19, 2001 for our special shareholder meeting at which the HSA-Texas acquisitions were approved and which give effect to the acquisitions as if they had closed on January 1, 2000, show a reduction of $0.06 per share in our pro forma combined diluted earnings per share from continuing operations for the year ended December 31, 2000 as compared to our historical audited results for the same period. Our earnings from continuing operations for the year ended December 31, 2000 were approximately $5.6 million as compared to pro forma combined earnings from continuing operations of approximately $3.5 million for the same period. It is possible that our future earnings per share will be materially diluted as a result of the acquisitions of HSA-Texas and affiliates. If the acquisitions of HSA-Texas and affiliates have a material negative impact on our earnings per share, the trading price of our common stock may be materially adversely affected.

WE HAVE VIOLATED OUR DEBT COVENANTS IN THE PAST AND MAY DO SO IN THE FUTURE.

     As of September 30, 2001, we were not in compliance with certain financial ratio covenants in our then-existing senior credit facility. Those covenant violations were waived by the lenders in an amendment to the senior credit facility dated November 9, 2001. This amendment also relaxed certain financial ratio covenants for the fourth quarter of 2001 and for each of the quarters of 2002. On December 31, 2001, we entered into a new senior credit facility and canceled the prior credit facility. No assurance can be provided that we will not violate the covenants of the new credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that if the lenders demanded immediate repayment of any amounts outstanding that we would be able to secure adequate or timely replacement financing on acceptable terms or at all.

WE RELY ON INTERNATIONAL OPERATIONS FOR SIGNIFICANT REVENUES.

     In 2001, approximately 23.8% of our revenues from continuing operations and 13.3% of HSA-Texas' revenues were generated from international operations. HSA-Texas international revenues for 2001 included primarily revenues derived by its foreign affiliates, excluding gross revenues derived by HSA-Texas' United Kingdom and Germany affiliates, which were owned by others under a licensure relationship, but included licensing fees from the United Kingdom and Germany operations. HSA-Texas acquired the United Kingdom and Germany businesses prior to our January 2002 acquisitions of HSA-Texas and affiliates. Accordingly, our additional international revenue exposure as a result of acquiring HSA-Texas and affiliates is greater than that indicated by the above 13.3% proportion. International operations are subject to risks, including:

     - political and economic instability in the international markets we serve;

     - difficulties in staffing and managing foreign operations and in collecting accounts receivable;

     - fluctuations in currency exchange rates, particularly weaknesses in the Euro, the British Pound, the Canadian dollar and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings;

     - costs associated with adapting our services to our foreign clients' needs;

     - unexpected changes in regulatory requirements and laws;

     - difficulties in transferring earnings from our foreign subsidiaries to us; and

     - burdens of complying with a wide variety of foreign laws and labor practices.

     Because we expect a significant and growing proportion of our revenues to continue to come from international operations, the occurrence of any of the above events could materially and adversely affect our business, financial condition and results of operations.

WE REQUIRE SIGNIFICANT MANAGEMENT AND FINANCIAL RESOURCES TO OPERATE AND EXPAND OUR RECOVERY AUDIT SERVICES INTERNATIONALLY.

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

RECOVERY AUDIT SERVICES ARE NOT WIDELY USED IN INTERNATIONAL MARKETS.

     Our long-term growth objectives are based in part on achieving significant future growth in international markets. Although our recovery audit services constitute a generally accepted business practice among retailers in the U.S., Canada, the United Kingdom and Mexico, these services have not yet become widely used in many international markets. Prospective clients, vendors or other involved parties in foreign markets may not accept our services. The failure of these parties to accept and use our services could have a material adverse effect on our future growth.

FUTURE IMPAIRMENT OF GOODWILL COULD MATERIALLY REDUCE OUR FUTURE EARNINGS.

     As of December 31, 2001, we had unamortized goodwill of $160.2 million related to continuing operations and has, effective January 1, 2002, reclassified to continuing operations an additional amount of unamortized goodwill of approximately $36.6 million associated with Meridian, the Communications Services business and the Ship & Debit business formerly classified in discontinued operations as of December 31, 2001. Also, we will be increasing our goodwill by approximately $200.0 million as a result of the acquisitions of HSA-Texas and affiliates which were completed on January 24, 2002. Under Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we will be required to perform a transitional assessment of whether goodwill existing as of January 1, 2002 is impaired, and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our Consolidated Statement of Operations, thereby reducing earnings. Prospective goodwill impairment testing as of any testing date subsequent to January 24, 2002, will also include testing of the $200.0 million of goodwill associated with HSA-Texas and affiliates. To the extent that management misjudges any of the critical factors necessary to determine whether or not there is a goodwill impairment, or if any of our goodwill is accurately determined to be impaired, our future earnings could be materially adversely impacted.

THE LEVEL OF OUR ANNUAL PROFITABILITY IS SIGNIFICANTLY AFFECTED BY OUR THIRD AND FOURTH QUARTER OPERATING RESULTS.

     The purchasing and operational cycles of our clients typically cause us to realize higher revenues and operating income in the last two quarters of our fiscal year. If we do not continue to realize increased revenues in future third and fourth quarter periods, due to adverse economic conditions in those quarters or otherwise, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing selling, general and administrative expenses are largely fixed.

OUR REVENUES FROM COMMERCIAL CLIENTS MAY CHANGE MARKEDLY FROM YEAR TO YEAR.

     The Company examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers which are collectively termed as "commercial clients." Services to these types of clients to date have tended to be more rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year depending on factors such as the size and nature of the client division under audit.

WE MAY BE UNABLE TO PROTECT AND MAINTAIN THE COMPETITIVE ADVANTAGE OF OUR PROPRIETARY TECHNOLOGY AND INTELLECTUAL PROPERTY RIGHTS.

     Our operations could be materially and adversely affected if we are not able to adequately protect our proprietary software, audit techniques and methodologies, and other proprietary intellectual property rights. We rely on a combination of trade secret laws, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. Although we presently hold U.S. and foreign registered trademarks and U.S. registered copyrights on certain of our proprietary technology, we may be unable to obtain similar protection on our other intellectual property. In addition, our foreign registered trademarks may not receive the same enforcement protection as our U.S. registered trademarks. We generally enter into confidentiality agreements with our employees, consultants, clients and potential clients. We also limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Our competitors also may independently develop technologies that are substantially equivalent or superior to our technology. Although we believe that our services and products do not infringe on the intellectual property rights of others, we can not prevent someone else from asserting a claim against us in the future for violating their technology rights.

OUR FAILURE TO RETAIN THE SERVICES OF JOHN M. COOK, OR OTHER KEY MEMBERS OF MANAGEMENT, COULD ADVERSELY IMPACT OUR CONTINUED SUCCESS.

     Our continued success depends largely on the efforts and skills of our executive officers and key employees, particularly John M. Cook, our President and Chief Executive Officer. The loss of the services of Mr. Cook or other key members of management could materially and adversely affect our business. We have entered into employment agreements with Mr. Cook and other key members of management. We also maintain key man life insurance policies in the aggregate amount of $13.3 million on the life of Mr. Cook. While these employment agreements limit the ability of Mr. Cook and other key employees to directly compete with us in the future, nothing prevents them from leaving our company.

WE MAY NOT BE ABLE TO CONTINUE TO COMPETE SUCCESSFULLY WITH OTHER BUSINESSES OFFERING RECOVERY AUDIT SERVICES.

     The recovery audit business is highly competitive. Our principal competitors for accounts payable recovery audit services include numerous smaller firms. We are uncertain whether we can continue to compete successfully with our competitors. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

OUR FURTHER EXPANSION INTO ELECTRONIC COMMERCE AUDITING STRATEGIES AND PROCESSES MAY NOT BE PROFITABLE.

     We anticipate a growing need for recovery auditing services among current clients migrating to internet-based procurement, as well as potential clients already engaged in electronic commerce transactions. In response to this anticipated future demand for our recovery auditing expertise, we have made and may continue to make significant capital and other expenditures to further expand into internet technology areas. We can give no assurance that these investments will be profitable or that we have correctly anticipated demand for these services.

AN ADVERSE JUDGMENT IN THE SECURITIES ACTION LITIGATION IN WHICH WE AND JOHN M. COOK ARE DEFENDANTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND LIQUIDITY.

     We and John M. Cook, our President and Chief Executive Officer, are defendants in three putative class action lawsuits filed on June 6, 2000 in the United States District Court for the Northern District of Georgia, Atlanta Division, which have since been consolidated into one proceeding (the "Securities Class Action

Litigation"). A judgment against us in this case could have a material adverse effect on our results of operations and liquidity, while a judgment against Mr. Cook could adversely affect his financial condition and therefore have a negative impact upon his performance as our Chief Executive Officer. Plaintiffs in the Securities Class Action Litigation have alleged in general terms that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in our method of recognizing revenue and in connection with revenue reported for a division. The plaintiffs further allege that these misstatements and omissions led to an artificially inflated price for our common stock during the putative class period which runs from July 19, 1999 to July 26, 2000. This case seeks an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. Although we believe the alleged claims in this lawsuit are without merit and intend to defend the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of this litigation.

OUR ARTICLES OF INCORPORATION, BYLAWS, AND SHAREHOLDERS' RIGHTS PLAN AND GEORGIA LAW MAY INHIBIT A CHANGE IN CONTROL THAT YOU MAY FAVOR.

     Our articles of incorporation and bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

     - a staggered board of directors;

     - specified requirements for calling special meetings of shareholders; and

     - the ability of the board of directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community.

     Our articles of incorporation also permit the board of directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. In addition, we have in place a "poison pill" shareholders' rights plan that will trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party which are not approved by the board of directors. Also, the shareholders' rights plan requires approval by a majority of the continuing directors, as defined in the plan, to redeem the rights plan, amend the rights plan, or exclude a person or group who acquires beneficial ownership or more than 15 percent of our outstanding common stock from being considered an acquiring person under the rights plan. These provisions also could discourage bids for our shares of common stock at a premium and have a material adverse effect on the market price of our shares.

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     Our common stock is traded on The Nasdaq National Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:

     - future announcements concerning us, key clients or competitors;

     - quarterly variations in operating results;

     - changes in financial estimates and recommendations by securities analysts;

     - developments with respect to technology or litigation;

     - the operating and stock price performance of other companies that investors may deem comparable to our company;

     - acquisitions and financings; and

     - sales of blocks of stock by insiders.

     Stock price volatility is also attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the price of our common stock, regardless of our operating performance.

                           FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-K contains forward-looking statements and information made by us that are based on the beliefs of our respective management as well as estimates and assumptions made by and information currently available to our management. The words "could," "may," "might," "will," "would," "shall," "should," "pro forma," "potential," "pending," "intend," "believe," "expect," "anticipate," "estimate," "plan," "future" and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding future services, market expansion and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under "Risk Factors" and elsewhere in this Form 10-K.

     Some of the forward-looking statements contained in this Form 10-K include:

     - statements regarding non-recurring expenses expected to be incurred in 2002;

     - statements regarding the potential dilutive effect of the acquisitions of HSA-Texas and affiliates on the Company's earnings per share;

     - statements regarding the Company's expected future dependency on its major clients;

     - statements regarding increasing outsourcing of internal recovery audit functions;

     - statements regarding the benefits of global e-commerce initiatives to technologically advanced recovery audit firms;

     - statements regarding market opportunities for recovery audit firms and the opportunities offered by the Accounts Payable Services business;

     - statements regarding the future dilutive effect of shares subject to the convertible notes;

     - statements regarding the impact of newly-emerging procurement technologies involving the internet and the lack of data type definitions on recovery audit opportunities;

     - statements regarding the expected relative return on investment and growth of the Accounts Payable Services business;

     - statements regarding the impact on the Company's revenues of elimination of client-imposed restrictions on the scope of the Company's work;

     - statements regarding the Company's ability to improve its client retention rates; and

     - statements regarding the sufficiency of the Company's resources to meet its working capital and capital expenditure needs.

     In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in United States and international economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, customers, competitors and United States and foreign governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly and markedly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this Form 10-K will in fact occur.

     Given these uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to announce publicly the results of any revisions to any of the forward-looking statements contained in this Form 10-K, to reflect future events or developments.

ITEM 2.  PROPERTIES

     The Company's principal executive office is located in approximately 95,000 square feet of office space in Atlanta, Georgia. The Company leases this space under various agreements with primary terms expiring from December 2002 through February 2005. In February 2002, the Company entered into a lease to relocate the Company's principal executive offices. This lease is for approximately 120,000 square feet of office space in Atlanta, Georgia and expires in 2015. In conjunction with the planned relocation, the Company anticipates incurring approximately $5.0 million of additional costs during 2002, the majority of which will be related to future payment obligations for unexpired lease commitments on the Company's present executive offices. The Company believes that these additional costs have been appropriately contemplated in its publicly communicated earnings outlook for 2002.

     The Company's various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business. Most of the Company's real property leases are individually less than five years in duration. See Note 6 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege in general terms that the Company, John M. Cook, Scott L. Colabuono, the Company's former Chief Financial Officer, and Michael A. Lustig, the Company's former Chief Operating Officer, (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. sec. 78u-4 et seq. The Court denied Defendants' Motion to Dismiss on June 5, 2001. Defendants served their answer to Plaintiffs' Complaint on June 19, 2001. Discovery is in the early stages. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded under the symbol "PRGX" on The Nasdaq National Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company's bank credit facility specifically limit payment of cash dividends. Shareholder distributions reflected in the Company's Consolidated Statement of Shareholders' Equity for the year ended December 31, 1999 relate to the pre-acquisition operations of PRS International, Ltd. which the Company acquired in August 1999 and accounted for under the pooling-of-interests method. As of February 28, 2002, there were approximately 6,000 beneficial holders of the Company's common stock and 342 holders of record. The following table sets forth, for the quarters indicated, the range of high and low trading prices for the Company's common stock as reported by Nasdaq during 2001 and 2000.

                                                               HIGH     LOW
                                                              ------   ------
2001 CALENDAR QUARTER
1st Quarter.................................................  $ 7.67   $ 4.81
2nd Quarter.................................................   14.00     4.88
3rd Quarter.................................................   16.10     9.18
4th Quarter.................................................    9.80     4.20
2000 CALENDAR QUARTER
1st Quarter.................................................  $34.38   $14.75
2nd Quarter.................................................   20.56    13.00
3rd Quarter.................................................   18.81     7.88
4th Quarter.................................................    9.91     3.06

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2001. Such historical consolidated financial data as of and for the five years ended December 31, 2001 have been derived from the Company's Consolidated Financial Statements and Notes thereto, which Consolidated Financial Statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 have been audited by KPMG LLP, independent auditors. The Consolidated Balance Sheets as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2001 and the independent auditors' report thereon, which in 2000 and 1999 is based partially upon the report of other auditors and refers to a change in accounting for revenue recognition in 2000 and 1999, are included in Item 8. of this Form 10-K. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment. Selected Consolidated Financial data for the Company have been reclassified to reflect Meridian, Logistics Management Services, Communications Services, and Ship & Debit as discontinued operations for all periods presented. In addition, in December of 2001, the executive committee of the Company's Board of Directors authorized the sale of the Company's French Taxation Services business. As a result of the forgoing, the French Taxation Services business has been classified as a discontinued operation and all historical financial information contained herein has been reclassified to remove this business from continuing operations. Selected Consolidated Financial data for the Company was retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of

Meridian and PRS International, Ltd. which were acquired in August 1999 and accounted for under the pooling-of-interests method. Further, the Company made the decision in the second quarter of 1999 to recognize revenue for all of its then-existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In accordance with the applicable requirements of accounting principles generally accepted in the United States of America, consolidated financial statements for periods prior to 1999 have not been restated. Due to accounting changes, certain financial statement amounts related to continuing operations for 1999 will not be directly comparable to corresponding amounts for 1998 and prior years, and certain financial statements amounts related to discontinued operations for 2001 and 2000 will not be directly comparable to corresponding amounts for 1999 and prior years. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8. of this Form 10-K and other financial information appearing elsewhere in this Form 10-K including Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                              YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------------------------
                                                            2001(11)    2000(10)    1999(2)(8)   1998(1)(3)   1997(1)(4)
                                                            ---------   ---------   ----------   ----------   ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
  Revenues................................................  $259,264    $255,110     $246,378     $180,903     $118,539
  Cost of revenues........................................   141,442     139,430      132,115       97,268       62,572
  Selling, general and administrative expenses(5).........   101,915     100,435       78,757       60,900       41,055
                                                            --------    --------     --------     --------     --------
    Operating income......................................    15,907      15,245       35,506       22,735       14,912
  Interest (expense), net.................................    (4,980)     (5,270)      (2,234)        (403)           3
                                                            --------    --------     --------     --------     --------
    Earnings from continuing operations before income
      taxes, discontinued operations, extraordinary item
      and cumulative effect of accounting change..........    10,927       9,975       33,272       22,332       14,915
  Income taxes............................................     4,808       4,389       13,642        8,263        5,519
                                                            --------    --------     --------     --------     --------
    Earnings from continuing operations before
      discontinued operations, extraordinary item and
      cumulative effect of accounting change..............     6,119       5,586       19,630       14,069        9,396
  Discontinued operations:
    Earnings (loss) from discontinued operations, net of
      income taxes(8).....................................    (3,294)    (44,714)       7,806          565          (32)
    Loss on disposal from discontinued operations
      including operating results for phase out period,
      net of income taxes.................................   (84,955)         --           --           --           --
                                                            --------    --------     --------     --------     --------
    Earnings (loss) from discontinued operations..........   (88,249)    (44,714)       7,806          565          (32)
                                                            --------    --------     --------     --------     --------
    Earnings (loss) before extraordinary item and
      cumulative effect of accounting change..............   (82,130)    (39,128)      27,436       14,634        9,364
  Extraordinary item......................................    (1,581)         --           --           --           --
                                                            --------    --------     --------     --------     --------
    Earnings (loss) before cumulative effect of accounting
      change..............................................   (83,711)    (39,128)      27,436       14,634        9,364
  Cumulative effect of accounting change..................        --          --      (29,195)          --           --
                                                            --------    --------     --------     --------     --------
    Net earnings (loss)...................................  $(83,711)   $(39,128)    $ (1,759)    $ 14,634     $  9,364
                                                            ========    ========     ========     ========     ========
  Cash dividends per share(9).............................  $     --    $     --     $   0.01     $   0.01     $   0.01
                                                            ========    ========     ========     ========     ========
Basic earnings (loss) per share:
  Earnings from continuing operations before discontinued
    operations, extraordinary item and cumulative effect
    of accounting change..................................  $   0.13    $   0.11     $   0.41     $   0.36     $   0.28
  Discontinued operations.................................     (1.83)      (0.91)        0.16         0.01           --
  Extraordinary item......................................     (0.03)         --           --           --           --
  Cumulative effect of accounting change..................        --          --        (0.61)          --           --
                                                            --------    --------     --------     --------     --------
  Net earnings (loss).....................................  $  (1.73)   $  (0.80)    $  (0.04)    $   0.37     $   0.28
                                                            ========    ========     ========     ========     ========

                                                                             YEARS ENDED DECEMBER 31,
                                                            ----------------------------------------------------------
                                                            2001(11)   2000(10)   1999(2)(8)   1998(1)(3)   1997(1)(4)
                                                            --------   --------   ----------   ----------   ----------
Diluted earnings (loss) per share:
  Earnings from continuing operations before discontinued
    operations, extraordinary item and cumulative effect
    of accounting change..................................  $  0.12    $  0.11     $   0.40     $   0.35     $   0.27
  Discontinued operations.................................    (1.81)     (0.90)        0.15         0.01           --
  Extraordinary item......................................    (0.03)        --           --           --           --
  Cumulative effect of accounting change..................       --         --        (0.59)          --           --
                                                            --------   --------    --------     --------     --------
  Net earnings (loss).....................................  $ (1.72)   $ (0.79)    $  (0.04)    $   0.36     $   0.27
                                                            ========   ========    ========     ========     ========

                                                                                 DECEMBER 31,
                                                         -------------------------------------------------------------
                                                         2001(11)   2000(10)   1999(2)(6)   1998(1)(3)(7)   1997(1)(4)
                                                         --------   --------   ----------   -------------   ----------
                                                                                (IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents............................  $28,488    $16,127     $ 14,150      $ 20,016       $ 13,664
  Working capital......................................   93,971    208,308      177,072        85,592         55,172
  Total assets.........................................  341,459    454,924      460,757       349,430        102,074
  Long-term debt, excluding current installments and
    loans from shareholders............................       --    153,361       92,811       111,132         24,199
  Convertible notes....................................  121,166         --           --            --             --
  Total shareholders' equity...........................  168,095    247,529      294,970       143,828         45,537

---------------

 (1) Selected consolidated financial data for the Company as of and for the two years ended December 31, 1998, as previously reported, have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of Meridian VAT Corporation Limited and PRS International, Ltd. which were each acquired in August 1999 and accounted for under the pooling-of-interests method. See Notes 2 and 11 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

 (2) During 1999, the Company completed six acquisitions accounted for as purchases consisting of Payment Technologies, Inc. (April), Invoice and Tariff Management Group, LLC (June), AP SA (October), Freight Rate Services, Inc. (December), Integrated Systems Consultants, Inc. (December) and minority interests in three subsidiaries of Meridian VAT Corporation Limited (December). See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

 (3) During 1998, the Company completed eight acquisitions accounted for as purchases consisting of Precision Data Link (March), The Medallion Group
     (June), Novexel S.A. (July), Loder, Drew & Associates, Inc. (August), Cost Recovery Professionals Pty Ltd (September), Robert Beck & Associates, Inc. and related businesses (October), IP Strategies SA (November) and Industrial Traffic Consultants, Inc. (December). See Notes 2 and 11 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

 (4) During 1997, the Company completed four acquisitions accounted for as purchases consisting of Accounts Payable Recovery Services, Inc. (February), The Hale Group (May), 98.4% of Financiere Alma, S.A. and its subsidiaries (October) and TradeCheck, LLC (November), and one acquisition accounted for as a pooling-of-interests, Shaps Group, Inc. (January). See
     Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

 (5) Includes merger-related charges relating to businesses acquired under the pooling-of-interests accounting method and certain restructuring charges. See Note 17 of Notes to Consolidated Financial Statements included in Item
     8. of this Form 10-K.

 (6) Balance Sheet Data as of December 31, 1999 reflect the receipt of $118.5 million in net proceeds from the Company's January 1999 follow-on public offering. See Note 9 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

 (7) Balance Sheet Data as of December 31, 1998 reflect the receipt of $81.2 million in net proceeds from the Company's March 1998 follow-on public offering.

 (8) In 2000 and 1999, the Company changed its method of accounting for revenue recognition. See Notes 2(b) and 1(d) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

 (9) Cash dividends per share represent distributions to the shareholders of PRS International, Ltd.

(10) During 2000, the Company completed two acquisitions accounted for as purchases consisting of The Right Answer, Inc. (March) and TSL Services, Inc. (June). See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(11) During 2001, the Company completed the sale of its French Taxation Services business and Logistics Management Services segment at net losses of $54.0 million and $19.1 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PRG-Schultz International, Inc. and subsidiaries (the "Company") is the leading provider of recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors.

     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a small number of errors do occur. In the aggregate, these transaction errors can represent meaningful "lost profits" that can be particularly significant for businesses with relatively narrow profit margins. The Company's trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors. In addition, these specialists review clients' current practices and processes related to procurement and other expenses in order to identify solutions to manage and reduce expense levels, as well as apply knowledge and expertise of industry best practices to assist clients in improving their business efficiencies.

  CRITICAL ACCOUNTING POLICIES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to revenue recognition and accounts receivable reserves, income taxes and intangible assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company's significant accounting policies are more fully described in
Note 1 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. However, certain of the Company's accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management; as a result they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgements and estimates used in the preparation of its consolidated financial statements.

     - Revenue Recognition. The Company recognizes revenue on the invoice basis. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgement by management and a misapplication of this judgement could result in inappropriate recognition of revenue.

     - Accounts Receivable Reserves. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. If the financial condition of the Company's clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required.

     - Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

     - Goodwill. As of December 31, 2001, the Company had unamortized goodwill of $160.2 million related to continuing operations and has, effective January 1, 2002, reclassified to continuing operations an additional amount of unamortized goodwill of approximately $36.6 million associated with Meridian, the Communications Services business and the Ship & Debit business formerly classified in discontinued operations as of December 31, 2001. Also, the Company will be increasing its goodwill by approximately $200.0 million as a result of the acquisitions of HSA-Texas and affiliates which were completed on January 24, 2002.

        The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. Under the new guidance the Company will be required to perform a transitional assessment of whether goodwill existing as of January 1, 2002 is impaired. To accomplish this transitional impairment analysis the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, "Business Combinations", to its carrying amount, both of which would be measured as of January 1, 2002, the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations, thereby reducing earnings. Prospective goodwill impairment testing as of any testing date subsequent to January 24, 2002, will include testing of the approximately $200.0 million of goodwill associated with HSA-Texas and affiliates.

        The identification of reporting units, the determination of carrying value of each reporting unit and the determination of fair value for each reporting unit requires a significant amount of judgement on the part of management. To the extent that management misapplies the judgement surrounding any of the critical factors during the implementation and maintenance of the requirements set forth under SFAS No. 142, the Company's financial results could be materially and adversely effected.

RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Consolidated Statements of Operations for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                            -------------------------
                                                            2001      2000      1999
                                                            -----     -----     -----
STATEMENTS OF OPERATIONS DATA:
  Revenues................................................  100.0%    100.0%    100.0%
  Cost of revenues........................................   54.6      54.6      53.6
  Selling, general and administrative expenses............   39.3      39.4      32.0
                                                            -----     -----     -----
     Operating income.....................................    6.1       6.0      14.4
  Interest (expense), net.................................   (1.9)     (2.1)     (0.9)
                                                            -----     -----     -----
     Earnings from continuing operations before income
       taxes, discontinued operations, extraordinary item
       and cumulative effect of accounting change.........    4.2       3.9      13.5
  Income taxes............................................    1.9       1.7       5.5
                                                            -----     -----     -----
     Earnings from continuing operations before
       discontinued operations, extraordinary item and
       cumulative effect of accounting change.............    2.3       2.2       8.0
  Discontinued operations:
     Earnings (loss) from discontinued operations, net of
       income taxes.......................................   (1.3)    (17.5)      3.1
     Loss on disposal from discontinued operations
       including operating results for phase out period,
       net of income taxes................................  (32.7)       --        --
                                                            -----     -----     -----
     Earnings (loss) from discontinued operations.........  (34.0)    (17.5)      3.1
                                                            -----     -----     -----
     Earnings (loss) before extraordinary item and
       cumulative effect of accounting change.............  (31.7)    (15.3)     11.1
  Extraordinary item, net of income taxes.................   (0.6)       --        --
                                                            -----     -----     -----
     Earnings (loss) before cumulative effect of
       accounting change..................................  (32.3)    (15.3)     11.1
  Cumulative effect of accounting change, net of income
     taxes................................................     --        --     (11.8)
                                                            -----     -----     -----
          Net loss........................................  (32.3)%   (15.3)%    (0.7)%
                                                            =====     =====     =====

  2001 COMPARED TO 2000

     Revenues. The Company's revenues consist principally of contractual percentages of overpayments recovered for clients. In 2001 and 2000, the Company's revenues from continuing operations were generated entirely from Accounts Payable Services (see Note 14 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     For the year ended December 31, 2001, revenues from continuing operations were $259.3 million or 1.6% higher than revenues from continuing operations of $255.1 million achieved in the corresponding period of 2000.

     Internationally, revenues from continuing operations from the Company's international operations increased slightly to $61.8 million in 2001, up from $61.0 million in 2000. This growth in international operations was the result of modest growth in Canada due to new clients and an expansion of services to existing clients. This increase was partially offset by a decrease in year-over-year revenues for Europe primarily due to the loss of one significant client.

     Domestic revenues from continuing operations, increased 1.7% to $197.5 million for the year ended December 31, 2001, up from $194.1 million for the comparable period of 2000. The increase is primarily due to increased revenues related to services provided to retail clients partially offset by decreased revenues related to services provided to commercial clients. Services provided to commercial clients tend to be rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year-to-year depending on factors such as the size and nature of the client division under audit.

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

     Cost of revenues as a percentage of revenues from continuing operations was 54.6% of revenues for both years ended December 31, 2001 and 2000.

     Cost of revenues as a percentage of revenues from international continuing operations increased to 54.0% in the year ended December 31, 2001, up from 51.0% in the comparable period of 2000. This year-over-year increase was the result of increased levels of auditor staffing in the developing areas of Latin America and Asia. These countries added staff in order to penetrate new markets. During the initial period as new markets are entered, audit staff compensation is spread over a relatively small revenue base, which serves to increase the cost of revenues as a percentage of revenues.

     Domestically, for the year ended December 31, 2001, cost of revenues as a percentage of revenues from domestic continuing operations improved compared to the same period of the prior year. For the year ended December 31, 2001, domestic cost of revenues as a percentage of revenues from domestic continuing operations was 54.7%, a decrease compared to 55.8% for 2000. This year-over-year decrease was primarily due to one time charges taken in 2000 for employee advance account reductions due to auditor draws forgiven.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal and accounting, administration, accounts receivable reserves, the impact of foreign currency transactions, headquarters-related depreciation of property and equipment and amortization of intangibles.

     Selling, general and administrative expenses, as a percentage of revenues from continuing operations were fairly constant compared to the same period of the prior year. For the year ended December 31, 2001, selling, general and administrative expenses were 39.3% of revenues from continuing operations, compared to 39.4% for 2000.

     Internationally, selling, general and administrative expenses as a percentage of revenues from the Company's international continuing operations increased to 26.5% in the year ended December 31, 2001, up from 22.5% in 2000, primarily due to increases in accounts receivable reserves, particularly in Europe and Latin America. Additionally, Latin America incurred increased expenses in 2001 as a result of expansion of the commercial operations in Mexico and Brazil.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations were 24.6% in the year ended December 31, 2001, up from 23.9% during the same period of the prior year. The increase in selling, general and administrative expenses on a year-over-year basis was primarily due to increases in accounts receivable reserves related to the Company's domestic operations including additional reserves for client bankruptcies, primarily K-Mart, partially offset by a reduction in administrative support costs.

     Corporate overhead selling, general and administrative expenses include the expenses of the corporate data center, human resources, legal and accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles. Corporate overhead selling, general and administrative expenses as a percentage of revenues from continuing operations was 14.3% in the year ended December 31, 2001, down from 15.8% in the same period of 2000. This decrease is due in part to reduced period costs in 2001 for general expenses such as consulting fees and professional services and severance costs. During 2001, the Company incurred approximately $16.0 million for consulting and professional services of which approximately $8.0 million was capitalized as part of the acquisitions of HSA-Texas and affiliates, with the remaining $8.0 million being expensed as incurred. Conversely, the Company incurred approximately $10.3 million for consulting and professional services in 2000, all of which was expensed as incurred. Additionally, the Company had a year-over-year decrease in severance costs of approximately $1.7 million. During 2001, the Company continued to incur corporate overhead expenses to support its discontinued operations. Under accounting principles generally accepted in the United States of America, a Company is not allowed to allocate general corporate overhead costs to discontinued operations with the exception of applicable interest expense.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $8.5 million and $8.6 million in 2001 and 2000, respectively. As of January 1, 2002, goodwill and intangible assets with indefinite lives are no longer subject to amortization pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

     Operating Income. Operating income as a percentage of revenues from continuing operations was 6.1% in 2001, compared to 6.0% in 2000.

     Internationally, operating income as a percentage of revenues in the international portion of the Company's operations was 19.5% in the year ended December 31, 2001, down from 26.5% in the year ended December 31, 2000. The decline was driven by the increased cost of revenue and selling, general and administrative expenses as discussed above.

     Domestically, operating income as a percentage of domestic revenues from continuing operations, excluding corporate overhead, increased to 20.7% in 2001, up from 20.3% in 2000, for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for the year ended 2001 was $4.8 million, up from $4.4 million in 2000. Most of the Company's interest expense in 2001 and 2000 pertains to its previously existing $200.0 million senior credit facility with a banking syndicate which was replaced with a new three-year $75.0 million senior credit facility on December 31, 2001. The Company historically made periodic borrowings under the former $200.0 million credit facility primarily to finance the cash portion of considerations paid for businesses it acquired (see Notes 2 and 11 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). Without these acquisitions, the Company's need for bank borrowings would have been minimal. The year-over-year increase in interest expense was directly attributable to higher outstanding balances due to borrowings under the senior credit facility during the year ended December 31, 2001 and a higher weighted average interest rate on outstanding borrowings year-over-year. Although the external interest rate environment improved in 2001 in comparison to 2000, the Company incurred increased marginal interest charges over the prevailing rates in 2001 versus 2000 due to the tiered pricing structure of the $200.0 million senior credit facility. Specifically, in 2001 the Company's bank covenant ratios deteriorated in relationship to the ratios achieved in 2000. This deterioration in ratios caused the Company to move into a higher interest rate strata within the tiered pricing structure of the $200.0 million senior credit facility.

     On November 26, 2001, the Company completed a $95.0 million offering of its 4 3/4% convertible subordinated notes due in 2006. The Company issued an additional $15.0 million of the notes on December 3, 2001, and on December 4, 2001, the initial purchasers of the notes issued on November 26, 2001 purchased an additional $15.0 million of the notes to cover over allotments, bringing to $125.0 million the aggregate amount issued. The Company received net proceeds from the offering of approximately $121.4 million. The proceeds of the notes were used to pay down the Company's outstanding balance under its senior credit facility. The convertible notes had minimal impact on interest expense during the year ended December 31, 2001 because they were issued late in the year, however, interest expense for the year ending December 31, 2002 related to the convertible notes including amortization of the discount is estimated to be approximately $6.7 million.

     Earnings From Continuing Operations Before Income Taxes, Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting
Change. Earnings from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change as a percentage of total revenues were 4.2% in 2001, compared to 3.9% in 2000. The change in earnings from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change was the result of the factors noted above.

     Income Taxes. The provisions for income taxes for 2001 and 2000 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 44.0% for the years ended December 31, 2001 and 2000. These 44.0% rates were higher than in years prior to 2000 due to the impact of non-deductible items such as certain goodwill combined with lower levels of earnings.

     Earnings (Loss) From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing on its core Accounts Payable Services business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which until that time had been part of continuing operations (see Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     The Company incurred a loss from discontinued operations for the year ended December 31, 2001 of $88.2 million compared to $44.7 million for 2000. Approximately $78.2 million of the loss for the year ended December 31, 2001 was due to losses on the sales of the French Taxation Services business (which had been part of continuing operations until time of disposal) and the Logistics Management Services segment of approximately $54.0 million and $19.1 million, respectively, as well as the closing of a unit within the Communications Services segment which resulted in a loss of approximately $5.1 million. Approximately $26.1 million of the loss for the year ended December 31, 2000 was due to the Company's decision to retroactively change its method of accounting for revenue recognition for Meridian and the Ship & Debit business, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (see Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     As required under accounting principles generally accepted in the United States of America, the Company has continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the discontinued operations, net losses from discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from discontinued operations for the three months ending March 31, 2002. The $31.0 million after tax charge includes a $19.1 million loss specifically relating to the Logistics Management Services segment which was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also includes a $5.1 million loss specifically relating to the closing of a unit within the Communications Services segment.

     The remaining discontinued operations have been for sale since the first quarter of 2001. The Company has concluded that the current negative market conditions are not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company's Board of Directors approved a proposal to retain the Company's three remaining discontinued operations. As a result, beginning January 1, 2002, the financial results of these three businesses, Meridian, the Communications Services business, and the Ship & Debit business will be reclassified as part of the Company's continuing operations.

     Extraordinary Item, Net of Income Taxes. During the year ended December 31, 2001, the Company incurred an extraordinary loss of $1.6 million net of tax as a result of the early termination of its $200.0 million senior credit facility on December 31, 2001 which was concurrently replaced by a new three-year $75.0 million senior bank credit facility. The extraordinary loss consisted of the write-off of $2.6 million in unamortized deferred loan costs, net of a tax benefit of $1.0 million.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share were 48.3 million for the year ended December 31, 2001 down from 48.9 million for the year ended December 31, 2000. This decrease was comprised primarily of outstanding shares repurchased in the open market under the Company's publicly announced share repurchase program in the third quarter of 2000, partially offset by restricted, unregistered shares issued by the Company in April, 2001 in connection with the Groupe AP earnout.

     In connection with the acquisitions of HSA-Texas and affiliates, which closed on January 24, 2002, the Company issued 14.8 million unregistered shares of its common stock. These shares will be included in the calculation of the weighted-average shares outstanding, basic and dilutive, in future periods. Additionally, the Company's $125.0 million of convertible notes are convertible into the Company's common stock at a conversion price of $7.74 per share, which is equal to a conversion rate of approximately 129.2 shares per $1,000 principal amount of notes, subject to adjustment. At December 31, 2001, the shares that would be issued on an if-converted basis relative to the convertible notes outstanding were excluded from the calculation of the dilutive shares outstanding as antidilutive. The Company anticipates that these shares (approximately 16.1 million on an if-converted basis) will be dilutive in future periods and therefore will be included in the calculation of diluted weighted-average shares outstanding in future years.

  2000 COMPARED TO 1999

     Revenues. The Company's revenues consist principally of contractual percentages of over payments recovered for clients. In 2000 and 1999, the Company's revenues from continuing operations were generated entirely from Accounts Payable Services (see Note 14 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     Revenues from continuing operations increased 3.5% to $255.1 million in 2000, up from $246.4 million in 1999.

     Revenues from the international portion of the Company's operations increased 31.3% to $61.0 million in 2000, up from $46.4 million in 1999. This growth in international operations was driven by new clients and by an expansion of services to existing clients, with the majority of the growth generated in Europe and Latin America.

     Domestic revenues from continuing operations decreased 2.9% to $194.1 million in 2000, down from $199.9 million in 1999. This decrease was driven by various factors in 2000, including delays or shifts in certain audit starts due to client-specific factors, certain clients that filed bankruptcy, longer than anticipated time frames for clients to recover overpayments for certain categories of claims, and shortfalls in execution of sales strategies to drive revenue generation.

     Cost of Revenues. Cost of revenues as a percentage of revenues from continuing operations increased to 54.6% of revenues in 2000, up from 53.6% of revenues in 1999.

     Internationally, cost of revenues as a percentage of international revenues from continuing operations improved to 51.0% in 2000, down from 55.7% in 1999. This year-over-year reduction was primarily driven by improvements in the cost structure of the Company's international operations, most notably in the European and Asia operations.

     Domestically, cost of revenues as a percentage of domestic revenues from continuing operations increased to 55.8% in 2000, up from 53.1% in 1999. This increase was principally driven by an increase in cost of revenues both as a percentage of revenues and on an absolute basis in the domestic commercial Accounts Payable Services operations, while revenues during 2000 were lower.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, as a percentage of revenues from continuing operations increased to 39.4% in 2000, up from 32.0% in 1999. A significant portion of this year-over-year increase was due to non-recurring charges incurred by the Company during the fourth quarter of 2000 of approximately $6.4 million consisting of: employee terminations, elimination of duplicate facilities, accounts receivable write-offs, and the write-down of certain property and equipment. In addition, a portion of the year-over-year increase in selling, general and administrative expenses is due to expenditures resulting from the Company's investment in infrastructure to support anticipated future growth, research and development costs related to the Company's e-Commerce business initiatives, and costs incurred in connection with the Company's branding initiatives.

     Internationally, selling, general and administrative expenses as a percentage of revenues from continuing operations decreased slightly to 22.5% in 2000, down from 23.2% in 1999.

     Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from continuing operations increased to 23.9% in 2000, up from 20.4% in 1999. This increase is attributable to an increase in overhead support dedicated to the Accounts Payable Services business.

     Corporate selling, general, and administrative expenses as a percentage of revenues from continuing operations increased to 15.8% in 2000, up from 11.1% in 1999. This increase is attributed to certain non-recurring charges outlined above.

     In August 1999, the Company acquired PRS International, Ltd. ("PRS") in a transaction accounted for as a pooling-of-interests. Costs incurred to combine the operations of PRS with the Company's existing Accounts Payable Services business resulted in a non-recurring, restructuring charge of $1.1 million to provide for certain employee severance payments and the costs of closing duplicate office facilities.

     In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $8.6 million in 2000 and $8.2 million in 1999.

     Operating Income. Operating income as a percentage of revenues from continuing operations decreased to 6.0% in 2000, down from 14.4% in 1999. Internationally, operating income as a percentage of revenues from continuing operations from international operations improved to 26.5% in 2000, up from 21.2% in 1999, primarily due to strong revenue growth and a reduction in cost of revenues. Domestically, operating income as a percentage of revenues from continuing operations, excluding corporate overhead, decreased to 20.3% in 2000, down from 26.5% in 1999 for reasons outlined above.

     Interest (Expense), Net. Interest (expense), net for 2000 was $5.3 million, up from $2.2 million in 1999. Most of the Company's interest expense pertains to its $200.0 million senior credit facility with a banking syndicate.

     Earnings From Continuing Operations Before Income Taxes, Discontinued Operations, Extraordinary Item and Cumulative Effect of Accounting
Change. Earnings from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change decreased 70.0% to $10.0 million in 2000, down from $33.3 million in 1999. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change were 3.9% in 2000 and 13.5% in 1999.

     Income Taxes. The provisions for income taxes for 2000 and 1999 consist of federal, state and foreign income taxes at the Company's effective tax rate which approximated 44% in 2000 and 41% in 1999. Effective tax rates for 2000 are higher than 1999 as a partial result of non-deductible losses incurred during 2000 at certain of the Company's international subsidiaries.

     Earnings (loss) From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing on its core Accounts Payable Services business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the

Communications Services segment and the Ship & Debit division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business (see Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     Earnings (loss) from discontinued operations decreased by $52.5 million from earnings of $7.8 million in 1999 to a loss of $(44.7) million in 2000. Approximately $26.1 million of this year-over-year decline was due to the Company's decision to retroactively change its method of accounting for revenue recognition for the Meridian and Ship & Debit divisions, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") (See
Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). Additionally, the Company recognized an after tax non-recurring goodwill impairment charge of approximately $19.2 million in 2000 to adjust the net book value of the goodwill contained within the Communications and French Taxation Services segments.

     The remaining discontinued operations have been for sale since the first quarter of 2001. The Company has concluded that the current negative market conditions are not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company's Board of Directors approved a proposal to retain the Company's three remaining discontinued operations. As a result, beginning January 1, 2002, the financial results of these three businesses, Meridian, the Communications Services business, and the Ship & Debit business will be reclassified as part of the Company's continuing operations.

     Weighted-Average Shares Outstanding -- Basic. The Company's weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 48.9 million for 2000, up from 47.5 million for 1999. This increase was comprised primarily of (i) restricted, unregistered shares issued by the Company in connection with acquisitions of various companies in 2000 and 1999 (ii) unregistered shares issued by the Company in liquidation of Meridian's shareholder loans in 1999 and reduced by (iii) outstanding shares repurchased in the open market under the Company's publicly announced share repurchase program in 2000 (see Notes 2 and 9 of Notes to Consolidated Financial Statements including in Item 8. of this Form 10-K).

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

                                                      2001 QUARTER ENDED                         2000 QUARTER ENDED
                                            ---------------------------------------   ----------------------------------------
                                            MAR. 31   JUNE 30   SEPT. 30   DEC. 31    MAR. 31    JUNE 30   SEPT. 30   DEC. 31
                                            -------   -------   --------   --------   --------   -------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..................................  $57,640   $67,046   $ 61,613   $ 72,965   $ 57,528   $65,038   $67,721    $ 64,823
Cost of revenues..........................   31,247    35,253     33,541     41,401     31,749    33,837    36,150      37,694
Selling, general and administrative
  expenses................................   25,988    25,045     23,488     27,394     22,291    20,564    24,012      33,568
                                            -------   -------   --------   --------   --------   -------   -------    --------
Operating income (loss)...................      405     6,748      4,584      4,170      3,488    10,637     7,559      (6,439)
Interest (expense), net...................   (1,321)   (1,080)    (1,499)    (1,080)      (764)   (1,409)   (1,589)     (1,508)
                                            -------   -------   --------   --------   --------   -------   -------    --------
Earnings (loss) from continuing operations
  before income taxes, discontinued
  operations and extraordinary item.......     (916)    5,668      3,085      3,090      2,724     9,228     5,970      (7,947)
Income tax expense (benefit)..............     (403)    2,494      1,357      1,360      1,199     4,060     2,627      (3,497)
                                            -------   -------   --------   --------   --------   -------   -------    --------
Earnings (loss) from continuing operations
  before discontinued operations and
  extraordinary item......................     (513)    3,174      1,728      1,730      1,525     5,168     3,343      (4,450)
Discontinued operations:
  Earnings (loss) from discontinued
    operations............................     (979)     (464)       140     (1,991)   (25,321)    1,480     1,086     (21,959)
  Loss on disposal from discontinued
    operations............................       --        --    (31,000)   (53,955)        --        --        --          --
                                            -------   -------   --------   --------   --------   -------   -------    --------
Earnings (loss) from discontinued
  operations..............................     (979)     (464)   (30,860)   (55,946)   (25,321)    1,480     1,086     (21,959)
                                            -------   -------   --------   --------   --------   -------   -------    --------
Earnings (loss) before extraordinary
  item....................................   (1,492)    2,710    (29,132)   (54,216)   (23,796)    6,648     4,429     (26,409)
Extraordinary item........................       --        --         --     (1,581)        --        --        --          --
                                            -------   -------   --------   --------   --------   -------   -------    --------
        Net earnings (loss)...............  $(1,492)  $ 2,710   $(29,132)  $(55,797)  $(23,796)  $ 6,648   $ 4,429    $(26,409)
                                            =======   =======   ========   ========   ========   =======   =======    ========
Basic earnings (loss) per share:
  Earnings (loss) from continuing
    operations before discontinued
    operations and extraordinary item.....  $ (0.01)  $  0.07   $   0.04   $   0.04   $   0.03   $  0.10   $  0.07    $  (0.10)
  Discontinued operations.................    (0.02)    (0.01)     (0.64)     (1.15)     (0.51)     0.03      0.02       (0.46)
  Extraordinary item......................       --        --         --      (0.04)        --        --        --          --
                                            -------   -------   --------   --------   --------   -------   -------    --------
        Net earnings (loss)...............  $ (0.03)  $  0.06   $  (0.60)  $  (1.15)  $  (0.48)  $  0.13   $  0.09    $  (0.56)
                                            =======   =======   ========   ========   ========   =======   =======    ========
Diluted earnings (loss) per share:
  Earnings (loss) from continuing
    operations before discontinued
    operations and extraordinary item.....  $ (0.01)  $  0.07   $   0.04   $   0.03   $   0.03   $  0.10   $  0.07    $  (0.10)
  Discontinued operations.................    (0.02)    (0.01)     (0.63)     (1.14)     (0.50)     0.03      0.02       (0.46)
  Extraordinary item......................       --        --         --      (0.03)        --        --        --          --
                                            -------   -------   --------   --------   --------   -------   -------    --------
        Net earnings (loss)...............  $ (0.03)  $  0.06   $  (0.59)  $  (1.14)  $  (0.47)  $  0.13   $  0.09    $  (0.56)
                                            =======   =======   ========   ========   ========   =======   =======    ========

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $22.9 million, $31.1 million and $2.9 million during the years ended December 31, 2001, 2000 and 1999, respectively.

     Net cash provided by investing activities was $44.8 million during the year ended December 31, 2001 compared to net cash used in investing activities of $48.2 million and $50.9 million during the years ended December 31, 2000 and 1999, respectively. Cash provided by investing activities during the year ended December 31, 2001 related primarily to cash proceeds from the sale of discontinued operations. Cash used in investing activities during the years ended December 31, 2000 and 1999 related primarily to additional purchase price consideration (earnout) paid to the former owners of Loder, Drew & Associates, Inc. (see Note 11 of Notes to Consolidated Financial Statements included in Item
8. of this Form 10-K.)

     Net cash used in financing activities was $31.1 million during the year ended December 31, 2001. Net cash provided by financing activities was $46.3 million and $86.5 million for the years ended December 31, 2000 and 1999, respectively. The net cash used in financing activities during the year ended December 31, 2001 related primarily to repayment of all outstanding principal balances under the Company's then-existing $200.0 million credit facility (which was terminated and replaced on December 31, 2001) using the net cash proceeds from the issuance of $125.0 million of convertible notes and cash provided by the sales of certain discontinued operations. The net cash provided by financing activities during the year ended December 31, 2000 related primarily to proceeds borrowed under the Company's then-existing $200.0 million credit facility net of treasury share purchases. As discussed in Note 9 of the Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company completed an underwritten follow-on stock offering in January 1999.

     Net cash used in discontinued operations was $24.4 million, $26.6 million and $44.1 million during the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in discontinued operations for the year ended December 31, 2001 was primarily due to the $7.3 million Groupe AP earnout, increased operational funding provided to Meridian and cash used to support the discontinued operations marketing process which was extensive and costly. Cash used in discontinued operations for the year ended December 31, 2000 related primarily to $22.2 million paid for acquisitions within the Communications Services business. For the year ended December 31, 1999, cash used in discontinued operations was primarily due to $6.0 million related to the acquisition of a business unit within Meridian, $17.6 million related to the acquisition of Groupe AP (part of the French Taxation Services business) and $17.3 million related to acquisitions within the Logistics Management Services segment.

     On December 31, 2001, the Company retired the then-existing $200.0 million senior bank credit facility and replaced it with a three-year $75.0 million senior bank credit facility. $55.0 million of the facility is syndicated between three banking institutions led by Bank of America, N.A. as agent for the group. The Company continues to work with Bank of America to syndicate the remaining $20.0 million of the credit facility. If syndication can not be achieved on the remaining $20.0 million based on the terms and conditions of the current agreement, the terms and potentially the aggregate credit capacity of the facility may be modified to complete syndication. This could result in less borrowing availability or other terms less favorable to the Company than those currently available.

     Borrowings under the new $75.0 million credit facility are subject to limitations based upon the Company's eligible accounts receivable. The Company is not required to make principal payments under the new $75.0 million senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company's outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or LIBOR at the Company's option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At December 31, 2001, the Company was in compliance with all such covenants. At February 28, 2002, the Company had approximately $11.0 million of borrowings outstanding under the new $75.0 million senior bank credit facility.

     An extraordinary after-tax loss of $1.6 million was incurred as a result of the early termination of the $200.0 million credit facility on December 31, 2001, consisting of the write-off of $2.6 million in unamortized deferred loan costs, net of a tax benefit of $1.0 million.

     On November 21, 2001, the Company entered into a Standby Letter of Credit ("Letter of Credit") with Bank of America, N.A. in the face amount of 2.3 million EUR. On December 31, 2001, the Letter of Credit was amended to increase the face amount to 3.0 million EUR. The current rate of the Letter of Credit was 2.75% at December 31, 2001. At February 28, 2002, the Company had no borrowings outstanding under the Letter of Credit.

     On November 26, 2001, the Company completed a $95.0 million offering of its 4 3/4% convertible subordinated notes due in 2006. The Company issued an additional $15.0 million of the notes on December 3, 2001, and on December 4, 2001, the initial purchasers of the notes issued on November 26, 2001 purchased an additional $15.0 million of the notes to cover over allotments, bringing to $125.0 million the aggregate amount issued. The Company received net proceeds from the offering of approximately $121.1 million. The proceeds of the notes were used to pay down the Company's outstanding balance under its then-existing senior credit facility.

     The notes are convertible into the Company's common stock at a conversion price of $7.74 per share, which is equal to a conversion rate of 129.1990 shares per $1,000 principal amount of notes, subject to adjustment. The Company may redeem some or all of the notes at any time on or after November 26, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if prior to the redemption date the closing price of the Company's common stock has exceeded $10.836 for at least 20 trading days within a period of 30 consecutive days ending on the trading date before the date of mailing of the optional redemption notice.

     On October 30, 2001, the Company consummated the sale of its Logistics Management Services segment to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over the next four years. This transaction resulted in an estimated loss on the sale of approximately $19.1 million which is included as part of the $31.0 million after tax charge recorded by the Company during the third quarter of 2001.

     On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. The transaction yielded gross sale proceeds of approximately $48.3 million. This transaction resulted in a loss of approximately $54.0 million.

     The remaining unsold discontinued operations as of December 31, 2001 (Meridian, the Communications Services business and the Ship & Debit business) have been for sale since the first quarter of 2001. The Company has concluded that the current negative market conditions are not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company's Board of Directors approved a proposal to retain the Company's three remaining discontinued operations. As a result, beginning January 1, 2002, the financial results of these three businesses, Meridian, the Communications Services business, and the Ship & Debit business will be reclassified as part of the Company's continuing operations.

     On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. ("HSA-Texas"), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas, pursuant to an amended and restated agreement and plan of reorganization by and among PRG-Schultz, HSA-Texas, Howard Schultz, Andrew H. Schultz and certain trusts dated December 11, 2001 (the "Asset Agreement") and an amended and restated agreement and plan of reorganization by and among PRG-Schultz, Howard Schultz, Andrew H. Schultz,

Andrew H. Schultz Irrevocable Trust and Leslie Schultz dated December 11, 2001 (the "Stock Agreement"). HSA-Texas and affiliates are considered industry pioneers in providing recovery audit services and the assets acquired will continue to be used for audit recovery services.

     Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company's common stock and the assumption of certain HSA-Texas liabilities, including aggregate net debt of approximately $65.7 million, a portion of which was repaid at closing. In addition, options to purchase approximately 1.1 million shares of the Company's common stock were issued in exchange for outstanding HSA-Texas options. The Company's available domestic cash balances and new $75.0 million senior bank credit facility were used to fund closing costs related to the HSA-Texas acquisitions and to repay certain indebtedness of HSA-Texas.

     Through January 31, 2002, the Company acquired 24 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues.

     During 2002, the Company expects to incur non-recurring expenses estimated at $28.0 million relating to the integration of HSA-Texas and affiliates. Of the total expenses the Company anticipates incurring, approximately $10.0 million consists of one-time charges related to employee severances and costs associated with the elimination of duplicate facilities and facilities relocations (including a planned relocation of the Company's executive offices). Transition expenses, which represent costs in the process of being eliminated over the course of the year, are estimated at $18.0 million and relate primarily to centralization of information technology functions, employment of duplicate personnel for a transition period, and consultancy services related to integration execution. The Company believes that these additional costs have been appropriately contemplated in its publicly communicated earnings outlook for 2002.

     The Company anticipates making capital expenditures of approximately $20.0 million in 2002.

     The Company believes that its working capital, availability under its $75.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company's working capital and capital expenditure requirements through December 31, 2002.

  CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     As of December 31, 2001, the Company maintained $121.2 million of convertible subordinated notes, net of unamortized discount of $3.8 million, due in 2006, the payment parameters of which are discussed in Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

     As of December 31, 2001, the Company maintained a Standby Letter of Credit with Bank of America, N.A. in the face amount of 3.0 million EUR. At February 28, 2002, the Company had no borrowings outstanding under the Letter of Credit and therefore has no repayment obligation.

     As of December 31, 2001 the Company maintains a $75.0 million senior bank credit facility. Borrowings under the $75.0 million senior bank credit facility are subject to limitations based upon the Company's eligible accounts receivable. The Company is not required to make principal payments under the $75.0 million senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company's outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. At December 31, 2001, the Company was in compliance with all such covenants. At February 28, 2002, the Company had approximately $11.0 million of borrowings outstanding under the $75.0 million senior credit facility.

     In February 2002, the Company entered into a lease to relocate the Company's executive offices. This lease is for approximately 120,000 square feet of office space in Atlanta, Georgia. The new lease expires in 2015 and will require aggregate minimum payments over its term of approximately $38.3 million (averaging approximately $3.2 million per year starting in 2003). In conjunction with the planned relocation, the

Company anticipates incurring approximately $5.0 million of additional costs in 2002, the majority of which will be related to remaining payment obligations for unexpired lease commitments with respect to the Company's present Atlanta headquarters. This $5.0 million is included in the $28.0 million of estimated non-recurring expenses that the Company expects to incur in 2002, as more specifically discussed above in Liquidity and Capital Resources.

     The Company also maintains numerous operating leases principally in the form of rental properties, the repayment terms of which are discussed in Note 6 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

NEW ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 establishes a single accounting model for impairment or disposal of long-lived assets. The Company is required to adopt the provisions of SFAS No. 144 for 2002. The Company is in the process of determining the impact, if any, of adopting SFAS No. 144.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized.

     The Company is required to adopt the provisions of SFAS No. 143 for 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the provisions of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations initiated before June 30, 2001 and completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill as well as intangible assets with indefinite useful lives no longer be amortized, but instead these assets must be tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company adopted the provisions of SFAS No. 141 in July 2001 and adopted SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to January 1, 2002.

     SFAS No. 141 requires upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Following adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 prior to March 31, 2002. Any impairment loss will be measured as of January 1, 2002 and recognized as the cumulative effect of a change in accounting principle in the quarter ending March 31, 2002.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Consolidated Statement of Operations.

     The Company had unamortized goodwill on January 1, 2002 (the date on which the Company adopted SFAS No. 142) of approximately $160.2 million (at exchange rates in effect at December 31, 2001) which will be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill was $7.7 million and $7.8 million for the years ended December 31, 2001 and 2000, respectively. Additionally, unamortized goodwill related to certain discontinued operations which were reclassified as part of continuing operations effective January 1, 2002 was $36.6 million on that date and will also be subject to the transition provisions of SFAS Nos. 141 and 142. Amortization expense related to goodwill for this group of previously discontinued operations was $1.7 million and $1.4 million for the years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS Nos. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this Form 10-K, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     The Company completed the largest business combination in its history on January 24, 2002 when it acquired its largest competitor, HSA-Texas and affiliates, in a transaction which resulted in very significant levels of goodwill and other identified intangibles. Since the acquisition was completed subsequent to the initial SFAS 142 impairment testing date of January 1, 2002, the goodwill and other identified intangibles that resulted are not subject to the transitional impairment testing provisions of SFAS No. 142, but will be subjected to ongoing future impairment testing.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Derivative Financial Instruments. On August 19, 1999, we acquired Meridian VAT Corporation Limited. Meridian, based in Ireland, specializes in the recovery of value-added taxes. Meridian utilized derivative financial instruments in 2000 and 1999 to hedge against adverse currency fluctuations. Meridian has not utilized derivative financial instruments since the fourth quarter of 2000 and had no derivative financial instruments outstanding at December 31, 2000. None of the Company's operating units other than Meridian have ever utilized derivative financial instruments although future use of these instruments is under consideration.

     Foreign Currency Market Risk. Our functional currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of nonfunctional currency revenues decreases. When the U.S. dollar weakens, the functional currency amount of revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide.

     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2001, we had no long-term variable-rate debt outstanding. At December 31, 2001, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4 3/4% per annum. A hypothetical 100 basis point change in interest rates during the twelve months ended December 31, 2001 would have resulted in approximately a $1.3 million change in pre-tax income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                               NUMBER
                                                               ------
Independent Auditors' Reports...............................   38, 39
Consolidated Statements of Operations for the Years ended
  December 31, 2001, 2000 and 1999..........................       40
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................       41
Consolidated Statements of Shareholders' Equity for the
  Years ended December 31, 2001, 2000 and 1999..............       42
Consolidated Statements of Cash Flows for the Years ended
  December 31, 2001, 2000 and 1999..........................       43
Notes to Consolidated Financial Statements..................       44

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
PRG-Schultz International, Inc.:

     We have audited the accompanying Consolidated Balance Sheets of PRG-Schultz International, Inc. and subsidiaries (formerly The Profit Recovery Group International, Inc.) as of December 31, 2001 and 2000, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PRG France, S.A. and subsidiaries, a wholly owned subsidiary, as of December 31, 2000 and for each of the years in the two-year period ended December 31, 2000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PRG France, S.A. and subsidiaries is based solely on the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Notes 2(b) and 1(d) to the consolidated financial statements, the Company changed its method of revenue recognition in 2000 and 1999, respectively.

                                          KPMG LLP

Atlanta, Georgia
February 22, 2002

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
PRG France, S.A.

     We have audited the consolidated balance sheet of PRG France, S.A. and subsidiaries as of December 31, 2000 and the related consolidated statements of earnings, changes shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ERNST & YOUNG Audit

                                          Any ANTOLA

Paris, France
March 9, 2001

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues....................................................   $259,264      $255,110      $246,378
Cost of revenues............................................    141,442       139,430       132,115
Selling, general and administrative expenses (Note 17)......    101,915       100,435        78,757
                                                               --------      --------      --------
  Operating income..........................................     15,907        15,245        35,506
Interest (expense), net.....................................     (4,980)       (5,270)       (2,234)
                                                               --------      --------      --------
  Earnings from continuing operations before income taxes,
    discontinued operations, extraordinary item and
    cumulative effect of accounting change..................     10,927         9,975        33,272
Income taxes (Note 7).......................................      4,808         4,389        13,642
                                                               --------      --------      --------
  Earnings from continuing operations before discontinued
    operations, extraordinary item and cumulative effect of
    accounting change.......................................      6,119         5,586        19,630
Discontinued operations (Note 2):
  Earnings (loss) from discontinued operations, net of
    income taxes of $(1,732), $(10,217) and $6,424 in 2001,
    2000 and 1999, respectively, including cumulative effect
    of accounting change of $(26,145) in 2000...............     (3,294)      (44,714)        7,806
  Loss on disposal from discontinued operations including
    operating results for phase-out period, net of income
    taxes of $(14,528)......................................    (84,955)           --            --
                                                               --------      --------      --------
  Earnings (loss) from discontinued operations..............    (88,249)      (44,714)        7,806
                                                               --------      --------      --------
  Earnings (loss) before extraordinary item and cumulative
    effect of accounting change.............................    (82,130)      (39,128)       27,436
Extraordinary item, net of income taxes of $(1,021) -- (Note
  5)........................................................     (1,581)           --            --
                                                               --------      --------      --------
  Earnings (loss) before cumulative effect of accounting
    change..................................................    (83,711)      (39,128)       27,436
Cumulative effect of accounting change (Note 1(d))..........         --            --       (29,195)
                                                               --------      --------      --------
         Net loss...........................................   $(83,711)     $(39,128)     $ (1,759)
                                                               ========      ========      ========
Basic earnings (loss) per share (Note 16):
  Earnings from continuing operations before discontinued
    operations, extraordinary item and cumulative effect of
    accounting change.......................................   $   0.13      $   0.11      $   0.41
  Discontinued operations...................................      (1.83)        (0.91)         0.16
  Extraordinary item........................................      (0.03)           --            --
  Cumulative effect of accounting change....................         --            --         (0.61)
                                                               --------      --------      --------
         Net loss...........................................   $  (1.73)     $  (0.80)     $  (0.04)
                                                               ========      ========      ========
Diluted earnings (loss) per share (Note 16):
  Earnings from continuing operations before discontinued
    operations, extraordinary item and cumulative effect of
    accounting change.......................................   $   0.12      $   0.11      $   0.40
  Discontinued operations...................................      (1.81)        (0.90)         0.15
  Extraordinary item........................................      (0.03)           --            --
  Cumulative effect of accounting change....................         --            --         (0.59)
                                                               --------      --------      --------
         Net loss...........................................   $  (1.72)     $  (0.79)     $  (0.04)
                                                               ========      ========      ========

          See accompanying Notes to Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2001         2000
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHARE AND PER SHARE
                                                                      DATA)
                                  ASSETS (NOTE 5)
Current assets:
  Cash and cash equivalents.................................  $  28,488    $ 16,127
  Receivables:
    Contract receivables, less allowance for doubtful
     accounts of $5,871 in 2001 and $2,782 in 2000..........     48,374      48,029
    Employee advances and miscellaneous receivables, less
     allowance of $2,796 in 2001 and $1,166 in 2000.........      4,013       6,192
                                                              ---------    --------
        Total receivables...................................     52,387      54,221
                                                              ---------    --------
  Prepaid expenses and other current assets.................      2,073       2,117
  Deferred income taxes (Note 7)............................     23,357      10,099
  Net assets of discontinued operations (Note 2)............     35,840     173,769
                                                              ---------    --------
        Total current assets................................    142,145     256,333
                                                              ---------    --------
Property and equipment:
  Computer and other equipment..............................     44,321      47,642
  Furniture and fixtures....................................      3,318       3,501
  Leasehold improvements....................................      4,524       4,763
                                                              ---------    --------
                                                                 52,163      55,906
  Less accumulated depreciation and amortization............     31,921      30,546
                                                              ---------    --------
        Property and equipment, net.........................     20,242      25,360
                                                              ---------    --------
Noncompete agreements, less accumulated amortization of
  $7,523 in 2001 and $6,707 in 2000.........................        120         937
Deferred loan costs, less accumulated amortization of $-0-
  in 2001 and $1,341 in 2000................................        875       1,701
Goodwill, less accumulated amortization of $24,497 in 2001
  and $16,812 in 2000.......................................    160,248     168,206
Deferred income taxes (Note 7)..............................      9,235       1,785
Other assets................................................      8,594         602
                                                              ---------    --------
                                                              $ 341,459    $454,924
                                                              =========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses (Note 4)............  $  21,709    $ 12,950
  Accrued business acquisition consideration (Note 2).......         --       7,567
  Accrued payroll and related expenses......................     26,465      27,508
                                                              ---------    --------
        Total current liabilities...........................     48,174      48,025
Long-term bank debt (Note 5)................................         --     153,361
Convertible notes, net of unamortized discount of $3,834 in
  2001 (Note 5).............................................    121,166          --
Deferred compensation (Note 8)..............................      4,024       5,615
Other long-term liabilities.................................         --         394
                                                              ---------    --------
        Total liabilities...................................    173,364     207,395
                                                              ---------    --------
Shareholders' equity (Notes 2, 3, 5, 8, 9, 11 and 12):
  Preferred stock, no par value. Authorized 500,000 shares;
    no shares issued or outstanding in 2001 and 2000........         --          --
  Participating preferred stock, no par value. Authorized
    500,000 shares; no shares issued or outstanding in 2001
    and 2000................................................         --          --
  Common stock, no par value; $.001 stated value per share.
    Authorized 200,000,000 shares; issued 51,206,610 shares
    in 2001 and 49,912,231 shares in 2000...................         51          50
  Additional paid-in capital................................    320,126     316,127
  Accumulated deficit.......................................   (123,746)    (40,035)
  Accumulated other comprehensive loss......................     (6,385)     (5,864)
  Treasury stock at cost, 2,435,990 shares in 2001 and
    2000....................................................    (21,024)    (21,024)
  Unearned portion of restricted stock......................       (927)     (1,725)
                                                              ---------    --------
        Total shareholders' equity..........................    168,095     247,529
                                                              ---------    --------
Commitments and contingencies (Notes 2, 3, 5, 6, 9 and 10)
                                                              $ 341,459    $454,924
                                                              =========    ========

          See accompanying Notes to Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                             ACCUMULATED
                                                                                                OTHER
                                                                                            COMPREHENSIVE
                                                                             RETAINED     INCOME (LOSS) --                UNEARNED
                                             COMMON STOCK     ADDITIONAL     EARNINGS     FOREIGN CURRENCY               PORTION OF
                                            ---------------    PAID-IN     (ACCUMULATED      TRANSLATION      TREASURY   RESTRICTED
                                            SHARES   AMOUNT    CAPITAL       DEFICIT)        ADJUSTMENTS       STOCK       STOCK
                                            ------   ------   ----------   ------------   -----------------   --------   ----------
                                                                                (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998..............  42,248    $42      $143,157     $   3,231          $(2,602)       $     --    $    --
Reclassification of S Corporation earnings
 of PRS...................................      --     --         1,766        (1,766)              --              --         --
Comprehensive loss:
 Net loss.................................      --     --            --        (1,759)              --              --         --
 Other comprehensive loss -- foreign
   currency translation adjustments:
   Continuing operations..................      --     --            --            --           (4,025)             --         --
   Discontinued operations................      --     --            --            --               --              --         --
 Comprehensive loss.......................      --     --            --            --               --              --         --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $3,551)................................     421     --         7,599            --               --              --         --
 Other common stock issuances.............   5,657      6       118,504            --               --              --         --
Distributions to former Sub S
 shareholders.............................      --     --            --          (613)              --              --         --
Conversion of shareholder loans...........   1,037      1        30,391            --               --              --         --
Transaction costs paid directly by
 shareholders.............................      --     --         1,070            --               --              --         --
Fractional shares paid in cash............      --     --           (32)           --               --              --         --
                                            ------    ---      --------     ---------          -------        --------    -------
BALANCE AT DECEMBER 31, 1999..............  49,363     49       302,455          (907)          (6,627)             --         --
Comprehensive loss:
 Net loss.................................      --     --            --       (39,128)              --              --         --
 Other comprehensive income
   (loss) -- foreign currency translation
   adjustments:
   Continuing operations..................      --     --            --            --              763              --         --
   Discontinued operations................      --     --            --            --               --              --         --
 Comprehensive loss.......................      --     --            --            --               --              --         --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $2,165)................................     241      1         7,770            --               --              --     (1,725)
 Other common stock issuances.............     308     --         5,902            --               --              --         --
Treasury shares repurchased (2,436
 shares)..................................      --     --            --            --               --         (21,024)        --
                                            ------    ---      --------     ---------          -------        --------    -------
BALANCE AT DECEMBER 31, 2000..............  49,912     50       316,127       (40,035)          (5,864)        (21,024)    (1,725)
Comprehensive loss:
 Net loss.................................      --     --            --       (83,711)              --              --         --
 Other comprehensive loss -- foreign
   currency translation adjustments:
   Continuing operations..................      --     --            --            --             (521)             --         --
   Discontinued operations................      --     --            --            --               --              --         --
 Comprehensive loss.......................      --     --            --            --               --              --         --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $694)..................................     380     --         3,500            --               --              --
 Other common stock issuances.............     915      1           499            --               --              --        798
                                            ------    ---      --------     ---------          -------        --------    -------
BALANCE AT DECEMBER 31, 2001..............  51,207    $51      $320,126     $(123,746)         $(6,385)       $(21,024)   $  (927)
                                            ======    ===      ========     =========          =======        ========    =======


                                            COMPREHENSIVE       TOTAL
                                               INCOME       SHAREHOLDERS'
                                               (LOSS)          EQUITY
                                            -------------   -------------
                                                   (IN THOUSANDS)
BALANCE AT DECEMBER 31, 1998..............    $     --        $143,828
Reclassification of S Corporation earnings
 of PRS...................................          --              --
Comprehensive loss:
 Net loss.................................      (1,759)         (1,759)
 Other comprehensive loss -- foreign
   currency translation adjustments:
   Continuing operations..................      (4,025)         (4,025)
   Discontinued operations................      (2,747)             --
                                              --------
 Comprehensive loss.......................      (8,531)             --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $3,551)................................          --           7,599
 Other common stock issuances.............          --         118,510
Distributions to former Sub S
 shareholders.............................          --            (613)
Conversion of shareholder loans...........          --          30,392
Transaction costs paid directly by
 shareholders.............................          --           1,070
Fractional shares paid in cash............          --             (32)
                                              --------        --------
BALANCE AT DECEMBER 31, 1999..............          --         294,970
Comprehensive loss:
 Net loss.................................     (39,128)        (39,128)
 Other comprehensive income
   (loss) -- foreign currency translation
   adjustments:
   Continuing operations..................         763             763
   Discontinued operations................      (5,903)             --
                                              --------
 Comprehensive loss.......................     (44,268)             --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $2,165)................................          --           6,046
 Other common stock issuances.............          --           5,902
Treasury shares repurchased (2,436
 shares)..................................          --         (21,024)
                                              --------        --------
BALANCE AT DECEMBER 31, 2000..............          --         247,529
Comprehensive loss:
 Net loss.................................     (83,711)        (83,711)
 Other comprehensive loss -- foreign
   currency translation adjustments:
   Continuing operations..................        (521)           (521)
   Discontinued operations................          --              --
                                              --------
 Comprehensive loss.......................     (84,232)             --
Issuances of common stock:
 Issuances under employee stock option
   plans (including tax benefits of
   $694)..................................          --           3,500
 Other common stock issuances.............          --           1,298
                                              --------        --------
BALANCE AT DECEMBER 31, 2001..............    $     --        $168,095
                                              ========        ========

          See accompanying Notes to Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31
                                                              -------------------------------
                                                                2001        2000       1999
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (83,711)  $(39,128)  $ (1,759)
  Extraordinary item........................................      1,581         --         --
  Cumulative effect of accounting change....................         --         --     29,195
  (Earnings) loss from discontinued operations..............     88,249     44,714     (7,806)
                                                              ---------   --------   --------
  Earnings from continuing operations.......................      6,119      5,586     19,630
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization...........................     19,897     22,203     17,564
    Restricted stock compensation expense...................        240        247         --
    Interest accrued on shareholder loans...................         --         --        860
    Deferred compensation expense...........................     (1,591)       950        783
    Deferred income taxes, net of cumulative effect of
      accounting change.....................................     (3,120)    (4,475)       661
  Changes in assets and liabilities, net of effects of
    acquisitions:
    Receivables.............................................      1,226     (4,658)   (36,403)
    Prepaid expenses and other current assets...............        131       (828)      (800)
    Other assets............................................       (147)      (127)       927
    Accounts payable and accrued expenses...................      1,818      7,497     (2,893)
    Accrued payroll and related expenses....................       (952)     4,729      2,521
    Other long-term liabilities.............................       (715)        14         20
                                                              ---------   --------   --------
         Net cash provided by operating activities..........     22,906     31,138      2,870
                                                              ---------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................     (5,758)    (8,169)   (17,567)
  Proceeds from sales of certain discontinued operations....     57,834         --         --
  Acquisitions of businesses (net of cash acquired).........     (7,279)   (40,000)   (33,343)
                                                              ---------   --------   --------
         Net cash provided by (used in) investing
           activities.......................................     44,797    (48,169)   (50,910)
                                                              ---------   --------   --------
Cash flows from financing activities:
  Repayments of long-term bank debt.........................   (153,361)        --    (93,732)
  Proceeds from issuance of long-term bank debt.............         --     62,206     75,399
  Proceeds from issuance of convertible notes, net of
    issuance costs..........................................    121,089         --         --
  Proceeds from loans from shareholders.....................         --         --      2,061
  Acquisition costs paid directly by former Meridian and PRS
    shareholders............................................         --         --      1,070
  Payments for deferred loan costs..........................     (2,817)      (650)      (249)
  Net proceeds from common stock issuances..................      4,026      5,784    102,575
  Distributions to former Sub S shareholders................         --         --       (613)
  Purchase of treasury shares...............................         --    (21,024)        --
                                                              ---------   --------   --------
         Net cash provided by (used in) financing
           activities.......................................    (31,063)    46,316     86,511
                                                              ---------   --------   --------
Net cash used in discontinued operations....................    (24,352)   (26,607)   (44,106)
Effect of exchange rates on cash and cash equivalents.......         73       (701)      (231)
                                                              ---------   --------   --------
         Net change in cash and cash equivalents............     12,361      1,977     (5,866)
Cash and cash equivalents at beginning of year..............     16,127     14,150     20,016
                                                              ---------   --------   --------
Cash and cash equivalents at end of year....................  $  28,488   $ 16,127   $ 14,150
                                                              =========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $   4,217   $  3,410   $  1,342
                                                              =========   ========   ========
  Cash paid (received) during the year for income taxes, net
    of refunds received.....................................  $    (404)  $ 10,673   $ 12,004
                                                              =========   ========   ========
Supplemental disclosure of noncash investing and financing
  activities:
  In conjunction with acquisitions of businesses, the
    Company assumed liabilities as follows:
  Fair value of assets acquired.............................  $      --   $ 40,000   $ 33,343
  Cash paid for the acquisitions (net of cash acquired).....         --    (40,000)   (33,343)
  Fair value of shares issued for acquisitions..............         --         --         --
                                                              ---------   --------   --------
    Liabilities assumed.....................................  $      --   $     --   $     --
                                                              =========   ========   ========
Shareholder loans contributed to capital by former equity
  shareholders of Meridian..................................  $      --   $     --   $ 30,391
                                                              =========   ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2001, 2000 AND 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (A) DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

  Description of Business

     The principal business of PRG-Schultz International, Inc. and subsidiaries (the "Company") is providing recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to:

     - retailers such as discount, department, specialty, grocery and drug stores;

     - manufacturers of pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

     - wholesale distributors of computer components, food products and pharmaceuticals; and

     - healthcare providers such as hospitals and health maintenance organizations.

     The Company currently services clients in over 40 different countries.

  Basis of Presentation

     As indicated in Note (1)(d), the Company made the decision in the second quarter of 1999, to recognize revenue on all of its then-existing operations when it invoices clients for its fee, retroactive to January 1, 1999.

     As indicated in Note 11, the Company acquired PRS International, Ltd. ("PRS") in August 1999. This acquisition was accounted for as a pooling-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all prior periods have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of PRS.

     On July 20, 1999, the Company declared a 3-for-2 stock split effected in the form of a stock dividend for shareholders of record on August 2, 1999, payable on August 17, 1999. All share and per share amounts have been retroactively restated to give effect to the aforementioned stock split.

     Certain reclassifications have been made to 2000 and 1999 amounts to conform to the presentation in 2001.

  (B) PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the financial statements of the Company and its wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

  (C) DISCONTINUED OPERATIONS

     Financial statements for all years presented have been reclassified to separately report results of discontinued operations from results of continuing operations (see Note 2). Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

  (D) REVENUE RECOGNITION

     Due to the Company's continuing and substantial expansion beyond its historical client base and original service offerings, as well as the administrative desirability of standardizing revenue recognition practices, the Company made the decision at the conclusion of the second quarter of 1999 to recognize revenue on all of its then-existing operations when it invoices clients for its fee. Accounting principles generally accepted in the United States of America required that this change be implemented retroactively to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting of retailers, wholesale distributors and governmental agencies) at the time overpayment claims were presented to and approved by its clients. In effecting this change, the Company has reported, as of January 1, 1999, a non-cash, after-tax charge of $29.2 million as the cumulative effect of a change in an accounting principle. The cumulative effect of the accounting change was derived as follows (in thousands):

Unbilled contract receivables at December 31, 1998, as
  adjusted..................................................   $ 69,432
Less: auditor payroll accrual at December 31, 1998
  associated with unbilled contract receivables.............    (21,564)
                                                               --------
     Subtotal...............................................     47,868
Less: related income tax effect at 39.0%....................    (18,673)
                                                               --------
  Cumulative effect of accounting change....................   $ 29,195
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

     The Company's revenue recognition policy was revised, effective January 1, 1999, as follows:

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

     In addition to contractual provisions, most clients also establish specific procedural guidelines which the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. The Company recognizes revenue on the invoice basis. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists;
(b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

  (E) CASH EQUIVALENTS

     Cash equivalents at December 31, 2001 and 2000 included $21.1 million and $0.9 million, respectively, of temporary investments held at U.S. banks. At December 31, 2001, certain of the Company's subsidiaries held $0.4 million in temporary investments at banks in the United Kingdom.

     From time to time, the Company invests excess cash in repurchase agreements with Bank of America, N.A., which are fully collateralized by United States of America Treasury Securities in the possession of such bank. The Company does not intend to take possession of collateral securities on future repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the repurchase agreement amount. No such repurchase agreements were outstanding at December 31, 2001 or 2000.

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

  (H) INTERNAL USE COMPUTER SOFTWARE

     Internal use computer software is accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred.

  (I) INTANGIBLES

     Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company has historically evaluated the unique relevant aspects of each individual acquisition when establishing an appropriate goodwill amortization period, and has amortized all goodwill amounts on a straight-line basis. Goodwill recorded as of December 31, 2001 was in the process of being amortized over periods ranging from seven to 25 years. The Company has historically assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. This amount of goodwill impairment, if any, has been measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill is impacted if estimated future operating cash flows are not achieved. Effective January 1, 2002, the Company became subject to the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" as discussed in Note 1(o) below.

     Noncompete Agreements. Noncompete agreements are recorded at cost and are amortized on a straight-line basis over the terms of the respective agreements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

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

  (L) EARNINGS PER SHARE

     The Company applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities including the Company's convertible subordinated note obligations.

  (M) EMPLOYEE STOCK OPTIONS

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. The Company recognizes compensation expense on the straight line basis for compensatory stock awards with ratable vesting.

  (N) COMPREHENSIVE INCOME

     The Company applies the provisions of SFAS No. 130, "Reporting Comprehensive Income." This statement established rules for the reporting of comprehensive income and its components. Comprehensive income for the Company consists of net earnings (loss) and foreign currency translation adjustments, and is presented in the accompanying Consolidated Statements of Shareholders' Equity.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

  (O) NEW ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all business combinations initiated prior to June 30, 2001 and completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 requires that goodwill as well as intangible assets with indefinite useful lives no longer be amortized, but instead these assets must be tested for impairment at least annually in accordance with the guidance set forth in SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

     The Company adopted the provisions of SFAS No. 141 in July 2001 and adopted SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible assets determined to have an indefinite useful life that are acquired in a business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.

(2)  DISCONTINUED OPERATIONS

     In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company's financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim ("Meridian") within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Ship and Debit ("Ship & Debit") division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

     The non-core businesses that were authorized to be divested are comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisition of Meridian was accounted for as a pooling-of-interests, in which the Company issued 6,114,375 unregistered shares of the Company's common stock. The other acquisitions which comprise the remainder of non-core businesses that were authorized to be divested and the French Taxation Services business were accounted for as purchases with collective consideration paid of $116.2 million in cash (including accrued business acquisition consideration at December 31, 2000) and 4,884,106 restricted, unregistered shares of the Company's common stock.

     The Company's Consolidated Financial Statements have been reclassified to reflect Meridian, Logistics Management Services, Communications Services, Ship & Debit and the French Taxation Services business as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Meridian, Logistics Management Services, Communications Services and French Taxation Services for segment reporting purposes. The amounts include interest on debt and an allocation of the interest on the Company's general credit facility. Interest allocated to discontinued operations was $5.6 million, $4.8 million and $3.3 million in 2001, 2000 and 1999, respectively.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

     Summarized financial information for the discontinued operations is as follows:

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Revenues.............................................  $106,239   $122,829   $103,269

                                                          DECEMBER 31,
                                                       -------------------
                                                         2001       2000
                                                       --------   --------
                                                         (IN THOUSANDS)
Current assets.......................................  $ 21,520   $ 74,574
Total assets.........................................    75,504    230,622
Current liabilities..................................    39,664     62,672
Total liabilities....................................    39,664     65,226
Accumulated other comprehensive loss.................        --     (8,373)
Net assets of discontinued operations................    35,840    173,769

     As required under accounting principles generally accepted in the United States of America, the Company has continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded during the third quarter of 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations, which was recorded as an after-tax charge during that quarter. The $31.0 million after-tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the disposal of the discontinued operations, net losses from discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge includes the realized loss on the sale of Logistics (see Note 2(c)) and the loss on the closing of a unit within the Communications Services operations (see Note 2(e)). Additionally, in December 2001, the Company recognized a loss of $54.0 million on the sale of the French Taxation Services business (see Note 2(d)).

  (A) CHARGES TAKEN IN DISCONTINUED OPERATIONS IN 2000

     During the fourth quarter of 2000, the Company recognized approximately $32.7 million of nonrecurring charges (including goodwill impairment charges) related to discontinued operations.

     The Company determined that the net book value of goodwill recorded for certain of the discontinued operations exceeded the projected undiscounted future operating cash flows of those business units. Accordingly, the Company recognized a goodwill impairment charge of approximately $28.7 million to adjust the net book value of the goodwill to the sum of the projected discounted future operating cash flows.

     Additionally, during the fourth quarter of 2000, the Company recognized charges of approximately $2.4 million related to the write-off of certain accounts receivable balances that were determined to be uncollectible, $0.9 million for employee termination benefits, $0.3 million related to the forgiveness of certain employee advances, $0.2 million in legal expenses and $0.2 million in exit costs related to certain facilities.

  (B) REVENUE RECOGNITION -- CONVERSION TO CASH BASIS FOR CERTAIN DISCONTINUED OPERATIONS IN 2000

     In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), the Company changed its method of accounting for revenues for Meridian retroactively to January 1, 2000. Based upon guidance in

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

SAB 101, the Company defers recognition of revenues to the accounting period when cash received from the foreign governments reimbursing value-added tax claims is transferred to Meridian's client. In 1999 and prior periods, under the prior method of accounting, revenues were recognized at the time refund claims containing all required documentation were filed with appropriate governmental agencies in those instances where historical refund disallowance rates could be accurately estimated. The Company has recorded a non-cash, after-tax charge as of January 1, 2000, of $24.1 million related to Meridian's cumulative effect of a change in an accounting principle as part of the loss from discontinued operations.

     Additionally, in consideration of the guidance under SAB 101, the Company changed its method of accounting for revenues for Ship & Debit retroactively to January 1, 2000. Based upon this guidance, the Company defers recognition of revenues to the accounting period when cash is received by the client as a result of overpayment claims identified by Ship & Debit. In 1999 and prior periods, under the prior method of accounting, revenues were recognized at the time the Company invoiced clients for its fee. The Company has recorded a non-cash, after-tax charge as of January 1, 2000 of $2.0 million related to Ship & Debit's cumulative effect of a change in accounting principle as part of the loss from discontinued operations.

  (C) SALE OF DISCONTINUED OPERATIONS -- LOGISTICS IN 2001

     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over the next four years. This transaction resulted in an estimated loss on the sale of approximately $19.1 million which is included as part of the $31.0 million after-tax charge recorded by the Company during the third quarter of 2001.

  (D) SALE OF DISCONTINUED OPERATIONS -- FRENCH TAXATION SERVICES IN 2001

     On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. The transaction yielded gross sale proceeds of approximately $48.3 million. This transaction resulted in a loss on sale of approximately $54.0 million.

  (E) CLOSING OF A UNIT WITHIN COMMUNICATIONS SERVICES BUSINESS IN 2001

     During the third quarter of 2001, the Company concluded that one of the units within the Communications Services business was no longer a viable operation. As such, the Company recognized a loss of approximately $5.1 million relative to this unit which was included as part of the $31.0 million after tax charge recorded by the Company during that quarter.

  (F) CERTAIN DISCONTINUED OPERATIONS SUBSEQUENTLY RETAINED IN 2002

     Meridian, the Communications Services business, and the Ship & Debit business were originally offered for sale in the first quarter of 2001. The Company has concluded that the current negative market conditions are not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company's Board of Directors approved a proposal to retain these three remaining discontinued operations. As a result, beginning in the first quarter of 2002, the financial results of these three businesses, Meridian, the Communications Services business, and the Ship & Debit business will be classified as part of the Company's continuing operations.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

     Selected proforma unaudited consolidated information had these discontinued operations been classified as a component of continuing operations is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     ----------    ----------    ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues...........................................   $314,025      $302,080      $287,345
Operating income...................................     17,206        18,322        35,274

(3)  RELATED PARTY TRANSACTIONS

     Financial advisory and management services historically have been provided to the Company by two directors who are also shareholders of the Company. Such services by directors aggregated $69,000 in 2001, $39,000 in 2000, and $64,000 in 1999. The Company will continue to utilize the services provided by one director, and, as such, has agreed to pay that director a minimum of $72,000 in 2002 for financial advisory and management services.

     As indicated in Note 2, the Company acquired Meridian in August 1999 in a transaction accounted for as a pooling-of-interests. Accordingly, the Company's previously reported consolidated financial statements for all periods presented (which are now included in discontinued operations) have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of Meridian. Long-term loans due to Meridian's two principal shareholders plus additional borrowings in 1999 were converted into equity at their estimated fair value during August 1999 concurrent with completion of the merger.

(4)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2001 and 2000 include the following:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Income taxes payable........................................  $ 5,119   $    --
Insurance payables..........................................    2,631     2,128
Accrued disposition costs...................................    3,465        --
Other accrued expenses......................................   10,494    10,822
                                                              -------   -------
     Accounts payable and accrued expenses..................  $21,709   $12,950
                                                              =======   =======

(5)  LONG-TERM BANK DEBT AND CONVERTIBLE NOTES

  (A) LONG-TERM BANK DEBT

     At December 31, 2000, the Company maintained a $200.0 million senior bank credit facility with interest tied to either the prime rate or LIBOR at the Company's option. On December 31, 2001, the Company retired the then-existing $200.0 million senior bank credit facility and replaced it with a three-year, $75.0 million senior bank credit facility. $55.0 million of the new facility has been syndicated between three banking institutions led by Bank of America, N.A. as agent for the group. The Company continues to work with Bank of America to syndicate the remaining $20.0 million of the credit facility. If syndication can not be achieved on the remaining $20.0 million based on the terms and conditions of the current agreement, the terms and potentially the aggregate credit capacity of the facility may be modified to complete syndication.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

     Borrowings under the new $75.0 million senior bank credit facility are subject to limitations based upon the Company's eligible accounts receivable. The Company is not required to make principal payments under the credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company's outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or LIBOR at the Company's option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At December 31, 2001, the Company was in compliance with all such covenants. At December 31, 2001, there were no borrowings outstanding under the new $75.0 million senior bank credit facility. At December 31, 2000, the Company had principal outstanding under the then-existing $200.0 million senior bank credit facility of $153.4 million with a weighted average interest rate of 7.45%.

     An extraordinary after-tax loss of $1.6 million was incurred as a result of the early termination of the $200.0 million senior credit facility on December 31, 2001, consisting of the write-off of $2.6 million in unamortized deferred loan costs, net of a tax benefit of $1.0 million.

  (B) CONVERTIBLE NOTES

     On November 26, 2001, the Company completed a $95.0 million offering of its 4 3/4% convertible subordinated notes due 2006. The Company issued an additional $15.0 million of the notes on December 3, 2001, and on December 4, 2001, the initial purchasers of the notes issued on November 26, 2001 purchased an additional $15.0 million of the notes to cover over allotments, bringing the aggregate amount issued to $125.0 million. The Company received net proceeds from the offering of approximately $121.1 million. The proceeds of the notes were used to pay down the Company's outstanding balance under its then-existing $200.0 million senior bank credit facility.

     The notes are convertible into the Company's common stock at a conversion price of $7.74 per share which is equal to a conversion rate of 129.1990 shares per $1,000 principal amount of notes, subject to adjustment. The Company may redeem some or all of the notes at any time on or after November 26, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if prior to the redemption date the closing price of the Company's common stock has exceeded 140% of the then conversion price for at least 20 trading days within a period of 30 consecutive days ending on the trading date before the date of mailing of the optional redemption notice.

     At December 31, 2001, the Company had convertible notes outstanding of $121.2 million, net of unamortized discount of $3.8 million.

  (C) STANDBY LETTER OF CREDIT

     On November 21, 2001, the Company entered into a Standby Letter of Credit ("Letter of Credit") with Bank of America, N.A. in the face amount of 2.3 million EUR. On December 31, 2001, the Letter of Credit was amended to increase the face amount to 3.0 million EUR. The current rate of the Letter of Credit was 2.75% at December 31, 2001. There were no borrowings outstanding under the Letter of Credit at December 31, 2001.

(6)  LEASE COMMITMENTS

     The Company is committed under noncancelable operating lease arrangements for facilities and equipment. Rent expense for 2001, 2000, and 1999 was $6.5 million, $6.7 million, and $5.3 million,

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

YEAR ENDING DECEMBER 31,
------------------------
       2002.................................................   $ 6,186
       2003.................................................     1,965
       2004.................................................     1,254
       2005.................................................       762
       2006.................................................         3
       Thereafter...........................................        --
                                                               -------
                                                               $10,170
                                                               =======

     In February 2002, the Company entered into a lease to relocate the Company's principal executive offices. This lease is for approximately 120,000 square feet of office space in Atlanta, Georgia and expires in 2015. In conjunction with the planned relocation, the Company anticipates incurring approximately $5.0 million of additional costs in 2002, the majority of which will be related to future payment obligations for unexpired lease commitments on the Company's present executive offices. From 2003 through 2015, the Company will incur aggregate minimum lease expense for the new executive offices of approximately $38.3 million, or approximately $3.2 million per year. This lease expense is in addition to the lease commitments set forth in the preceding table in this Note 6.

(7)  INCOME TAXES

     Total income taxes for the years ended December 31, 2001, 2000 and 1999 were allocated as follows (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Earnings from continuing operations..................  $  4,808   $  4,389   $ 13,642
Earnings (loss) from discontinued operations,
  including accounting change of $(1,268) in 2000....    (1,732)   (10,217)     6,424
Loss on disposal from discontinued operations
  including operating results for phase-out period...   (14,528)        --         --
Extraordinary item...................................    (1,021)        --         --
Cumulative effect of accounting change...............        --         --    (18,673)
Shareholders' equity, for compensation expense for
  tax purposes in excess of financial purposes.......      (694)    (2,213)    (3,551)
                                                       --------   --------   --------
                                                       $(13,167)  $ (8,041)  $ (2,158)
                                                       ========   ========   ========

     Income taxes have been provided in accordance with SFAS No. 109, "Accounting for Income Taxes". Earnings before income taxes, discontinued operations, extraordinary item and cumulative effect of accounting change the years ended December 31, 2001, 2000 and 1999 relate to the following jurisdictions (in thousands):

                                                            2001      2000     1999
                                                           -------   ------   -------
United States............................................  $11,412   $5,182   $31,873
Foreign..................................................     (485)   4,793     1,399
                                                           -------   ------   -------
                                                           $10,927   $9,975   $33,272
                                                           =======   ======   =======

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

     The provision for income taxes attributable to earnings from continuing operations for the years ended December 31, 2001, 2000 and 1999 consists of the following (in thousands):

                                                           2001      2000      1999
                                                          -------   -------   -------
Current:
  Federal...............................................  $ 8,246   $ 5,841   $10,871
  State.................................................       55       275     1,059
  Foreign...............................................    2,787     2,926     2,525
                                                          -------   -------   -------
                                                           11,088     9,042    14,455
                                                          -------   -------   -------
Deferred:
  Federal...............................................   (5,764)   (3,489)      (80)
  State.................................................     (585)     (613)     (222)
  Foreign...............................................       69      (551)     (511)
                                                          -------   -------   -------
                                                           (6,280)   (4,653)     (813)
                                                          -------   -------   -------
          Total.........................................  $ 4,808   $ 4,389   $13,642
                                                          =======   =======   =======

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company's effective tax rate for earnings from continuing operations:

                                                              2001   2000   1999
                                                              ----   ----   ----
Statutory federal income tax rate...........................   35%    35%    35%
Foreign loss providing no tax benefit.......................    5      3      2
State income taxes, net of federal benefit..................   (8)    (4)     2
Nondeductible goodwill......................................    6      5      1
Other, net..................................................    6      5      1
                                                               --     --     --
                                                               44%    44%    41%
                                                               ==     ==     ==

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

     A summary of the components of deferred tax assets and liabilities as of December 31, 2001 and 2000 follows (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred income tax assets:
  Accounts payable and accrued expenses.....................  $    34   $ 1,192
  Accrued payroll and related expenses......................    6,066     6,840
  Deferred compensation.....................................    1,582     2,204
  Depreciation..............................................    2,319     1,585
  Noncompete agreements.....................................    1,707     1,548
  Bad debts.................................................    2,623     2,128
  Realignment charges.......................................      513     1,016
  Foreign operating loss carryforward of foreign
     subsidiary.............................................    2,296     1,621
  Foreign tax credit carryforwards..........................    3,275       394
  Federal operating loss carryforward.......................   11,720        --
  State operating loss carryforwards........................    3,684       445
  Other.....................................................    5,209        --
                                                              -------   -------
          Gross deferred tax assets.........................   41,028    18,973
  Less valuation allowance..................................   (1,967)   (1,544)
                                                              -------   -------
          Net deferred tax assets...........................   39,061    17,429
                                                              -------   -------
Deferred income tax liabilities:
  Prepaid expenses..........................................      318        82
  Goodwill..................................................    4,357     3,607
  Capitalized software......................................    1,794     1,856
                                                              -------   -------
          Gross deferred tax liabilities....................    6,469     5,545
                                                              -------   -------
          Net deferred tax assets...........................  $32,592   $11,884
                                                              =======   =======

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The valuation allowance and the change therein as of December 31, 2001 and 2000 and for the three years ended December 31, 2001 relates to the tax benefit of certain foreign operating losses associated with the Company's foreign subsidiary in Singapore. No other valuation allowances were deemed necessary for any other deferred tax assets since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences and net operating loss carryforwards and foreign tax credit carryforwards are expected to be utilized through related future taxable and foreign source earnings.

     As of December 31, 2001, the Company had net operating loss carryforwards amounting to $33.5 million, which will expire in 2021. Additionally, as of December 31, 2001, the Company currently had foreign income tax credit carryforwards amounting to $3.3 million which will expire in 2006. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards. Appropriate U.S. and international taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. As of December 31, 2001, the cumulative amount of unremitted earnings from the Company's international subsidiaries that is expected to be indefinitely reinvested was zero.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

(8)  EMPLOYEE BENEFIT PLANS

     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of a portion of their compensation up to 15% and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,750 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants' first year of service. Company contributions for continuing and discontinued operations were approximately $1.3 million in 2001, $1.2 million in 2000 and $0.5 million in 1999.

     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.6 million, $0.9 million and $0.8 million in 2001, 2000, and 1999, respectively.

     Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 1,125,000 shares of the Company's common stock which may be authorized unissued shares, reacquired shares or shares bought on the open market. Through December 31, 2001, share certificates for 473,955 shares had been issued under the plan. The Company is not required to recognize compensation expense related to this plan.

(9)  SHAREHOLDER'S EQUITY

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

     On July 26, 2000, the Company's Board of Directors (the "Board") approved a share repurchase program. Under the share repurchase program, the Company could buy up to $40.0 million of its outstanding common stock.

     On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company is authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million. The Company did not effect any share repurchases in 2001 due in part to a prohibition on such repurchases contained in a May 9, 2001 amendment to the Company's previous $200.0 million senior bank credit facility. As part of the Company's new $75.0 million senior bank credit facility, the Company is permitted to effect future repurchases of its common stock subject to prescribed financial covenant limitations.

     On August 1, 2000, the Board authorized a shareholder protection plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

Agreement approved by the Board (the "Rights Plan"). The terms of the Rights Plan provide for a dividend of one right (collectively, the "Rights") to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company's common stock by a person or affiliated group. Issuance of the Rights does not affect the finances of the Company, interfere with the Company's operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company's shares may be traded. At a meeting of the Board on July 24, 2001, the Board appointed a special committee to review the Rights Plan and to report their recommendations for Company action on the Rights Plan to the board at the October 2001 meeting. At the October 2001 meeting, the special committee reported that in view of the significant change in ownership of the Company that would result from the pending acquisitions of Howard Schultz & Associates International, Inc. and affiliates, which closed in the first quarter of 2002, the advisability of modifying the rights Plan should be considered by a special committee comprised of members of the post-acquisition, reconstituted Board.

     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company's Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

     On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the "Stock Awards"). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At December 31, 2001, there were 10,000 shares of the restricted common stock vested and 150,000 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the life of the Stock Awards (as adjusted at December 31, 2001 to reflect forfeitures), the Company will recognize $1.3 million in compensation expense. For the years ended December 31, 2001 and 2000, the Company recognized $0.2 million and $0.1 million, respectively, of compensation expense related to the Stock Awards.

     The Company has issued no preferred stock through December 31, 2001, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company's remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company's Board, without any further votes or action by the shareholders.

(10)  COMMITMENTS AND CONTINGENCIES

  (A) LEGAL PROCEEDINGS

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, et seq. Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the "Complaint"). In that Complaint, Plaintiffs allege that the Company, John
M. Cook, Scott L. Colabuono, the Company's former Chief Financial Officer, and Michael A. Lustig, the Company's former Chief Operating Officer, (the "Defendants") violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES disseminating materially false and misleading information about a change in the Company's method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company's stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. sec. 78u-4 et seq. The Court denied Defendant's Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs' Complaint on June 19, 2001. Discovery is in the early stages. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition, and results of operations.

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

  (B) ACQUISITIONS OF HOWARD SCHULTZ & ASSOCIATES INTERNATIONAL, INC. AND AFFILIATES

     On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. ("HSA-Texas"), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas, pursuant to an amended and restated agreement and plan of reorganization by and among PRG-Schultz, HSA-Texas, Howard Schultz, Andrew H. Schultz and certain trusts dated December 11, 2001 (the "Asset Agreement") and an amended and restated agreement and plan of reorganization by and among PRG-Schultz, Howard Schultz, Andrew H. Schultz, Andrew H. Schultz Irrevocable Trust and Leslie Schultz dated December 11, 2001 (the "Stock Agreement"). HSA-Texas and affiliates are considered industry pioneers in providing recovery audit services and the assets acquired will continue to be used for audit recovery services.

     Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company's common stock and the assumption of certain HSA-Texas liabilities, including aggregate net debt of approximately $65.7 million, a portion of which was repaid at closing. In addition, options to purchase approximately 1.1 million shares of the Company's common stock were issued in exchange for outstanding HSA-Texas options. The Company's available domestic cash balances and new $75.0 million senior bank credit facility were used to fund closing costs related to the HSA-Texas acquisitions and repay certain indebtedness of HSA-Texas.

(11)  ACQUISITIONS

     On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates, Inc. ("Loder Drew"), a California-based international recovery auditing firm primarily serving clients in the manufacturing, financial services and other non-retail sectors. The transaction was accounted for as a purchase with initial consideration of $70.0 million in cash and 1.2 million restricted, unregistered shares of the Company's common stock valued at $11.05 per share. Additionally, the prior owners of Loder Drew received further purchase price consideration in March 1999 of $30.0 million in cash based on the financial performance of Loder Drew for the nine month period ended December 31, 1998, and purchase price consideration of $40.0 million in cash in the first quarter of 2000 based on the financial performance of Loder Drew for the year ending December 31, 1999. This acquisition resulted in final goodwill at

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

December 31, 1999 of $153.6 million which was assigned an amortization period of 25 years using the straight-line method.

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

                                                               SIX MONTHS
                                                                  ENDED
                                                                JUNE 30,
                                                                  1999
                                                               -----------
                                                               (UNAUDITED)
Revenues:
  PRG-Schultz International, Inc............................    $103,043
  PRS International, Ltd....................................       9,606
                                                                --------
     Combined...............................................    $112,649
                                                                ========
Net earnings (loss) from continuing operations:
  PRG-Schultz International, Inc............................    $(23,539)
  PRS International, Ltd....................................         870
                                                                --------
     Combined...............................................    $(22,669)
                                                                ========

(12)  STOCK OPTION PLAN

     The Company's Stock Incentive Plan, as amended, has authorized the grant of options to purchase 10,875,000 shares of the Company's common stock to key employees, directors, consultants and advisors. The substantial majority of options granted through December 31, 2001 have 10-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

     Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999:

                                                             2001      2000      1999
                                                            -------   -------   -------
Risk-free interest rates..................................     4.56%     5.12%     5.85%
Dividend yields...........................................       --        --        --
Volatility factor of expected market price................     .889      .716      .533
Weighted-average expected life of option..................  6 years   6 years   6 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information for the years ended December 31, 2001, 2000 and 1999 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

                                                          2001       2000      1999
                                                        --------   --------   -------
Net earnings (loss) before extraordinary item,
  accounting change and pro forma effect of
  compensation expense recognition provisions of SFAS
  No. 123.............................................  $(82,130)  $(39,128)  $27,436
Pro forma effect of compensation expense recognition
  provisions of SFAS No. 123..........................    (4,875)    (4,679)   (6,146)
                                                        --------   --------   -------
Pro forma net earnings (loss) before extraordinary
  item and accounting change..........................  $(87,005)  $(43,807)  $21,290
                                                        ========   ========   =======
Pro forma net earnings (loss) per share before
  extraordinary item and accounting change:
  Basic...............................................  $  (1.80)  $  (0.90)  $  0.45
                                                        ========   ========   =======
  Diluted.............................................  $  (1.79)  $  (0.88)  $  0.43
                                                        ========   ========   =======

     A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                           2001                     2000                    1999
                                   ---------------------   ----------------------   ---------------------
                                                WEIGHTED                 WEIGHTED                WEIGHTED
                                                AVERAGE                  AVERAGE                 AVERAGE
                                                EXERCISE                 EXERCISE                EXERCISE
                                    OPTIONS      PRICE       OPTIONS      PRICE      OPTIONS      PRICE
                                   ----------   --------   -----------   --------   ----------   --------
Outstanding -- beginning of
  year...........................   7,127,827    $14.79      7,133,026    $18.18     5,450,419    $13.13
Granted..........................   1,440,000      7.82      2,981,690     14.21     2,344,775     27.94
Exercised........................    (379,660)     7.39       (240,649)     8.58      (420,413)     8.15
Forfeited........................  (2,212,558)    17.33     (2,746,240)    23.85      (241,755)    16.48
                                   ----------              -----------              ----------
Outstanding -- end of year.......   5,975,609    $12.64      7,127,827    $14.79     7,133,026    $18.18
                                   ==========              ===========              ==========
Exercisable at end of year.......   3,158,893    $11.68      2,295,328    $11.42     1,448,711    $10.86
Weighted average fair value of
  options granted during year....  $     5.60              $      9.58              $    16.02

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                              EXERCISABLE
                             NUMBER     WEIGHTED-                     ----------------------------
                            OF SHARES    AVERAGE       WEIGHTED-        NUMBER        WEIGHTED-
         RANGE OF            SUBJECT    REMAINING       AVERAGE           OF           AVERAGE
     EXERCISE PRICES        TO OPTION      LIFE      EXERCISE PRICE     SHARES      EXERCISE PRICE
     ---------------        ---------   ----------   --------------   -----------   --------------
$3.53 - $10.99............  3,924,257   4.45 years       $ 7.96        2,141,400        $ 7.55
$11.00 - $25.00...........  1,299,412   6.48 years        17.32          748,433         16.98
Over $25.00...............    751,940   7.85 years        29.00          269,060         29.80

     The weighted average remaining contract life of options outstanding at December 31, 2001 was 5.32 years.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

(13)  MAJOR CLIENTS

     During the years ended December 31, 2001 and 2000, the Company had one client, a mass merchandiser, that accounted for 12.1% and 10.1% of revenues from continuing operations, respectively. The Company did not have any clients who individually provided revenues in excess of 10% of total revenues during the year ended December 31, 1999.

(14)  OPERATING SEGMENTS AND RELATED INFORMATION

     The Company has a single reportable operating segment consisting of Accounts Payable Services. Accounts Payable Services entails the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company's historical client base) and Accounts Payable Services provided to various other types of business entities by the Company's Commercial Division. The Accounts Payable Services operations conduct business in North America, South America, Europe, Australia, Africa and Asia.

     The following table presents revenues by country based upon the location of clients served (in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
United States........................................  $197,482   $194,124   $199,945
United Kingdom.......................................    25,174     25,506     19,912
Canada...............................................    15,585     13,358     12,212
Mexico...............................................     5,001      9,703      5,945
Brazil...............................................     3,391      2,146        169
France...............................................     2,895      2,305      2,649
Other................................................     9,736      7,968      5,546
                                                       --------   --------   --------
                                                       $259,264   $255,110   $246,378
                                                       ========   ========   ========

     The following table presents long-lived assets by country based on location of the asset (in thousands):

                                                         2001       2000
                                                       --------   --------
United States........................................  $185,710   $191,548
Australia............................................     2,565      3,080
United Kingdom.......................................       564        782
Canada...............................................       325        503
Mexico...............................................       368        471
Other................................................       547        422
                                                       --------   --------
                                                       $190,079   $196,806
                                                       ========   ========

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for cash and cash equivalents, receivables, accounts payable and accrued expenses, accrued business acquisition consideration and accrued payroll and related expenses approximate fair value because of the short maturity of these instruments.

     The fair value of each of the Company's long-term debt instruments is based on the amount of future cash flows associated with that instrument discounted using the Company's current borrowing rate for similar debt instruments of comparable maturity. The estimated fair value of the Company's long-term debt

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES instruments at December 31, 2001 and 2000 was $122.1 million and $138.1 million, respectively, and the carrying value of the Company's long-term debt instruments at December 31, 2001 and 2000 was $121.2 million and $153.4 million, respectively.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(16)  EARNINGS (LOSS) PER SHARE

     The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 (in thousands, except for earnings (loss) per share information):

                                                         2001       2000       1999
                                                       --------   --------   --------
Numerator:
  Earnings from continuing operations before
     discontinued operations, extraordinary item and
     cumulative effect of accounting change..........  $  6,119   $  5,586   $ 19,630
  Discontinued operations............................   (88,249)   (44,714)     7,806
  Extraordinary item.................................    (1,581)        --         --
  Cumulative effect of accounting change.............        --         --    (29,195)
                                                       --------   --------   --------
     Net loss........................................  $(83,711)  $(39,128)  $ (1,759)
                                                       ========   ========   ========
Denominator:
  Denominator for basic earnings per
     share -- weighted-average shares outstanding....    48,298     48,871     47,498
  Effect of dilutive securities:
     Shares issuable for acquisition earnout.........        --        201         --
     Employee stock options..........................       435        737      1,882
                                                       --------   --------   --------
     Denominator for diluted earnings................    48,733     49,809     49,380
                                                       ========   ========   ========
Basic earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations, extraordinary item and
     cumulative effect of accounting change..........  $   0.13   $   0.11   $   0.41
  Discontinued operations............................     (1.83)     (0.91)      0.16
  Extraordinary items................................     (0.03)        --         --
  Cumulative effect of accounting change.............        --         --      (0.61)
                                                       --------   --------   --------
     Net loss........................................  $  (1.73)  $  (0.80)  $  (0.04)
                                                       ========   ========   ========

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                                                         2001       2000       1999
                                                       --------   --------   --------
Diluted earnings (loss) per share:
  Earnings from continuing operations before
     discontinued operations, extraordinary item and
     cumulative effect of accounting change..........  $   0.12   $   0.11   $   0.40
  Discontinued operations............................     (1.81)     (0.90)      0.15
  Extraordinary item.................................     (0.03)        --         --
  Cumulative effect of accounting change.............        --         --      (0.59)
                                                       --------   --------   --------
     Net loss........................................  $  (1.72)  $  (0.79)  $  (0.04)
                                                       ========   ========   ========

     In 2001 and 2000, 3.3 million and 5.7 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Additionally, in 2001, 1.5 million shares related to the convertible notes were excluded from the computation of diluted earnings per share due to their antidilutive effect.

(17)  BUSINESS ACQUISITION AND RESTRUCTURING EXPENSES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company's definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 10, 2002.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the report:

     (1) Consolidated Financial Statements:

          For the following consolidated financial information included herein, see Index on Page 37.

                                                               PAGE
                                                              -------

Independent Auditors' Reports...............................   38, 39
Consolidated Statements of Operations for the Years ended
  December 31, 2001, 2000 and 1999..........................       40
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................       41
Consolidated Statements of Shareholders' Equity for the
  Years ended December 31, 2001, 2000 and 1999..............       42
Consolidated Statements of Cash Flows for the Years ended
  December 31, 2001, 2000 and 1999..........................       43
Notes to Consolidated Financial Statements..................       44

     (2) Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts............     71

     (3) Exhibits:

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
   *2.1    --    Amended and Restated Agreement and Plan of Reorganization,
                 dated as of December 11, 2001, among PRG-Schultz
                 International, Inc. f/k/a The Profit Recovery Group
                 International, Inc., Howard Schultz & Associates
                 International, Inc., Howard Schultz, Andrew Schultz and
                 certain trusts (incorporated by reference to Annex A of the
                 Registrant's Definitive proxy statement filed on December
                 20, 2001).
   *2.2    --    Amended and Restated Agreement and Plan of Reorganization
                 pursuant to Section 368(a)(1)(B) of the Internal Revenue
                 Code dated as of December 11, 2001 among PRG-Schultz
                 International, Inc. f/k/a The Profit Recovery Group
                 International, Inc., Howard Schultz, Andrew Schultz, Andrew
                 H. Schultz Irrevocable Trust and Leslie Schultz
                 (incorporated by reference to Annex B of the Registrant's
                 Definitive proxy statement filed on December 20, 2001).
   *2.3    --    Share Purchase Agreement dated as of August 19, 1999 among the Registrant, the Vendors and Mr. Nathan Kirsh
                 (incorporated by reference to Exhibit 2.1 to Registrant's
                 Current Report on Form 8-K filed on September 2, 1999).
    3.1    --    Restated Articles of Incorporation of the Registrant.
    3.2    --    Restated Bylaws of the Registrant.
    4.1    --    Specimen Common Stock Certificate.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
    4.2    --    Shareholder Protection Rights Agreement, dated as of August
                 9, 2000 between Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to Registrant's Current Report on
                 Form 8-K filed August 9, 2000).
    4.3    --    Indenture dated November 26, 2001 by and between Registrant and SunTrust Bank (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-76018 on Form
                 S-3 filed December 27, 2001).
   10.1    --    1996 Stock Option Plan dated as of January 25, 1996,
                 together with Forms of Non-qualified Stock Option Agreement
                 (incorporated by reference to Exhibit 10.2 to Registrant's
                 March 26, 1996 registration statement No. 333-1086 on Form
                 S-1).
   10.2    --    Form of Indemnification Agreement between the Registrant and the Directors and certain officers of the Registrant
                 (incorporated by reference to Exhibit 10.l0 to Registrant's
                 March 26, 1996 registration statement No. 333-1086 on Form
                 S-1).
   10.3    --    First Amendment dated March 7, 1997 to Employment Agreement between Registrant and John M. Cook (incorporated by
                 reference to Exhibit 10.22 to Registrant's Form 10-K for the year ended December 31, 1996).
   10.4    --    Second Amendment to Employment Agreement dated September 17,
                 1997 between The Profit Recovery Group International I, Inc.
                 and Mr. John M. Cook (incorporated by reference to Exhibit
                 10.3 to Registrant's Form 10-Q for the quarterly period
                 ended September 30, 1997).
   10.5    --    Lease Agreement dated January 30, 1998 between Wildwood
                 Associates and The Profit Recovery Group International I,
                 Inc. (incorporated by reference to Exhibit 10.30 to
                 Registrant's Form 10-K for the year ended December 31,
                 1997).
   10.6    --    Sublease dated October 29, 1993, between The Profit Recovery
                 Group I, Inc. and International Business Machines
                 Corporation (incorporated by Reference to Exhibit 10.15 to
                 Registrant's March 26, 1996 registration statement No.
                 333-1086 on Form S-1).
   10.7    --    Description of 2001-2005 compensation arrangement between
                 Registrant and John M. Cook (incorporated by reference to
                 Exhibit 10.9 to the Registrant's Form 10-K for the year
                 ended December 31, 2000).
   10.8    --    Employment Agreement between Registrant and Mr. Robert G.
                 Kramer; Compensation Agreement between Registrant and Mr.
                 Kramer (incorporated by reference to Exhibit 10.38 to
                 Registrant's Form 10-K for the year ended December 31,
                 1997).
   10.9    --    Syndication Amendment and Assignment dated as of September
                 17, 1998 and among the Registrant, certain of subsidiaries of the Registrant and various banking institutions
                 (incorporated by reference to Exhibit 10.1 to Registrant's
                 Form 10-Q for the quarterly period ended September 30,
                 1998).
   10.10   --    Sub-Sublease agreement dated August 19, 1998 by and between a subsidiary of the Registrant and Manhattan Associates,
                 Inc. (incorporated by reference to Exhibit 10.3 to
                 Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1998).
   10.11   --    Lease agreement dated July 17, 1998 by and between Wildwood
                 Associates and a subsidiary of the Registrant (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-Q for the quarterly period ended September 30, 1998).
   10.12   --    The Profit Recovery Group International Inc. Stock Incentive
                 Plan. (incorporated by reference to Exhibit 10.5 to
                 Registrant's Form 10-Q for the quarterly period ended
                 September 30, 1998).
   10.13   --    Description of The Profit Recovery Group International, Inc.
                 Executive Incentive Plan (incorporated by reference to
                 Exhibit 10.6 to Registrant's Form 10-Q for the quarterly
                 period ended September 30, 1998).
   10.14   --    Description of Compensation Arrangement between Mr. Donald
                 E. Ellis, Jr. and Registrant, dated January 15, 2001
                 (incorporated by reference to Exhibit 10.16 to the
                 Registrant's Form 10-K for the year ended December 31,
                 2000).
   10.15   --    Description of 2000 Compensation Arrangement between Mr.
                 Mark C. Perlberg and Registrant, dated January 7, 2000
                 (incorporated by reference to Exhibit 10.17 to the
                 Registrant's Form 10-K for the year ended December 31,
                 2000).

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
 **10.18   --    Letter Agreement dated May 25, 1995 between Wal-Mart Stores,
                 Inc. and Registrant (incorporated by reference to Exhibit
                 10.1 to Registrant's March 26, 1996 registration statement
                 No. 333-1086 on Form S-1).
***10.19   --    Services Agreement dated April 7, 1993 between Registrant
                 and Kmart Corporation as amended by Addendum dated January
                 28, 1997 (incorporated by reference to Exhibit 10.31 to
                 Registrant's Form 10-K for the year ended December 31,
                 1997).
   10.20   --    Description of 2001 compensation arrangement between
                 Registrant and Mr. John M. Toma (incorporated by reference to Exhibit 10.23 to the Registrant's Form 10-K for the year ended December 31, 2000).
   10.21   --    Non-qualified Stock Option Agreement between Mr. Donald E.
                 Ellis, Jr. and the Registrant dated October 26, 2000
                 (incorporated by reference to Exhibit 10.24 to the
                 Registrant's Form 10-K for the year ended December 31,
                 2000).
   10.22   --    Description of 2001 Compensation Arrangement between Mr.
                 Mark C. Perlberg and the Registrant (incorporated by
                 reference to Exhibit 10.25 to the Registrant's Form 10-K for the year ended December 31, 2000).
   10.23   --    Description of 2001 Compensation Arrangement between Mr.
                 Robert A. Kramer and the Registrant (incorporated by
                 reference to Exhibit 10.26 to the Registrant's Form 10-K for the year ended December 31, 2000).
   10.24   --    Discussion of Management and Professional Incentive Plan
                 (incorporated by reference to Exhibit 10.27 to the
                 Registrant's Form 10-K for the year ended December 31,
                 2000).
   10.25   --    Amendment to 2000 Compensation Agreement between Mr. Mark C.
                 Perlberg and Registrant, dated October 30, 2000
                 (incorporated by reference to Exhibit 10.28 to the
                 Registrant's Form 10-K for the year ended December 31,
                 2000).
   10.26   --    Separation Agreement between Mr. Michael A. Lustig and the
                 Registrant, dated February 2, 2001 (incorporated by
                 reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2001).
   10.27   --    Separation Agreement between Mr. Scott L. Colabuono and the
                 Registrant, dated January 31, 2001 (incorporated by
                 reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2001).
   10.28   --    Non-qualified Stock Option Agreement between Mr. John Cook and the Registrant dated March 26, 2001 (incorporated by
                 reference to Exhibit 10.3 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2001).
   10.29   --    Non-qualified Stock Option Agreement between Mr. John M.
                 Toma and the Registrant dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarterly period ended March 31, 2001).
   10.30   --    Non-qualified Stock Option Agreement between Mr. Mark C.
                 Perlberg and the Registrant dated March 26, 2001
                 (incorporated by reference to Exhibit 10.5 to the
                 Registrant's Form 10-Q for the quarterly period ended March
                 31, 2001).
   10.31   --    Form of the Registrant's Non-Qualified Stock Option
                 Agreement (incorporated by reference to Exhibit 10.2 to the
                 Registrant's Form 10-Q for the quarterly period ended June
                 30, 2001).
   10.32   --    Shareholder Agreement among The Profit Recovery Group
                 International, Inc., Howard Schultz & Associates
                 International, Inc., Howard Schultz, Andrew H. Schultz, John
                 M. Cook, John M. Toma and certain trusts.
   10.33   --    Registration Rights Agreement by and among The Profit
                 Recovery Group International, Inc., Howard Schultz &
                 Associates International, Inc. and certain other entities
                 and individuals.
   10.34   --    Noncompetition, Nonsolicitation, and Confidentiality
                 Agreement among The Profit Recovery Group International,
                 Inc., Howard Schultz & Associates International, Inc.,
                 Howard Schultz, Andrew Schultz and certain trusts.
   10.35   --    Noncompetition, Nonsolicitation and Confidentiality
                 Agreement between The Profit Recovery Group International,
                 Inc. and Michael Lowery, Gertrude Lowery, Charlie Schembri
                 and Mac Martirossian shareholders of Howard Schultz &
                 Associates International, Inc.

EXHIBIT
 NUMBER                                  DESCRIPTION
-------                                  -----------
   10.36   --    Employment Offer Letter with Howard Schultz.
   10.37   --    Employment Offer Letter with Andrew Schultz.
   10.38   --    Indemnification Agreement among The Profit Recovery Group
                 International, Inc., Howard Schultz & Associates
                 International, Inc., Howard Schultz, Andrew Schultz and
                 certain trusts.
   10.39   --    PRG-Schultz HSA Acquisition Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant's
                 Registration statement No. 333-81168 on Form S-8 filed
                 January 22, 2002).
   10.40   --    Credit Agreement among The Profit Recovery Group USA, Inc.,
                 The Profit Recovery Group International, Inc. and certain
                 subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of December 31, 2001 (incorporated by reference to Exhibit 99.1 to the Registrant's
                 Registration Statement No. 333-76018 on Form S-3 filed
                 January 23, 2002).
   10.41   --    Pledge Agreement among The Profit Recovery Group USA, Inc.,
                 The Profit Recovery Group International, Inc. certain of the domestic subsidiaries of the registrant, and Bank of
                 America, N.A. dated December 31, 2001.
   10.42   --    First Amendment to Credit Agreement among PRG-Schultz USA,
                 Inc., PRG-Schultz International, Inc. each of the domestic subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of February 7, 2002.
   10.43   --    Office Lease Agreement between Galleria 600, LLC, and
                 PRG-Schultz International, Inc.
   10.44   --    Security Agreement among The Profit Recovery Group USA,
                 Inc., The Profit Recovery Group International, Inc. certain of the domestic subsidiaries of the registrant and Bank of
                 America, N.A. dated December 31, 2001.
   10.45   --    Registration Rights Agreement dated November 26, 2001 by and among the Registrant, Merrill Lynch Pierce, Fenner & Smith
                 Incorporated and the Other Initial Purchasers (incorporated by reference to Exhibit 4.4 to Registrant's Registration
                 Statement No. 333-76018 on Form S-3 filed December 27,
                 2001).
   21.1    --    Subsidiaries of the Registrant.
   23.1    --    Consent of KPMG LLP.
   23.2    --    Consent of ERNST & YOUNG Audit.

---------------

  * In accordance with Item 601(b)(2) of Regulation S-K, the schedules have been omitted and a list briefly describing the schedules is contained at the end of the Exhibit. The Company will furnish supplementally a copy of any omitted schedule to the Commission upon request.

 ** Confidential treatment pursuant to 17 CFR Secs. sec.sec. 200.80 and 230.406 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

*** Confidential treatment pursuant to 17 CFR Secs. sec.sec. 200.80 and
    240.24b-2 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

     (b) Reports on Form 8-K

     The registrant filed six reports on Form 8-K during the quarter ended December 31, 2001:

          (1) Form 8-K commenting on the Registrant's third quarter 2001 estimated operating results was filed on October 9, 2001;

          (2) Form 8-K announcing financial results for the third quarter and first nine months of 2001 was filed on November 1, 2001;

          (3) Form 8-K announcing the Registrant's proposed private offering of convertible subordinated notes was filed on November 15, 2001;

          (4) Form 8-K furnishing unaudited pro forma combined financial data, giving effect to the completion of the acquisitions of Howard Schultz & Associates International, Inc. ("HSA-Texas") and certain of its affiliates, and certain other financial data of HSA-Texas as of and for the nine months ended September 30, 2001 was filed on November 16, 2001;

          (5) Form 8-K announcing the sale of the stock of the registrant's French Taxation Services business and providing reclassified historical audited consolidated financial statements and as of December 31, 2000 and 1999 and for each of the years in the three year period ended December 31, 2000 and its historical unaudited condensed consolidated financial statements, as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 to reflect the former French Taxation Services business as a discontinued operation was filed on December 17, 2001; and

          (6) Form 8-K regarding the incorporation by reference in certain registrant Registration Statements on Form S-8 of the Audit Report of KPMG LLP was filed on December 26, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRG-SCHULTZ INTERNATIONAL, INC.

                                          By:       /s/ JOHN M. COOK
                                            ------------------------------------
                                                        John M. Cook
                                               President and Chief Executive
                                                           Officer

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
                /s/ JOHN M. COOK                     President and Chief Executive      March 15, 2002
------------------------------------------------      Officer (Principal Executive
                  John M. Cook                                  Officer)




            /s/ DONALD E. ELLIS, JR.                         Executive Vice             March 15, 2002
------------------------------------------------      President -- Finance, Chief
              Donald E. Ellis, Jr.                  Financial Officer and Treasurer
                                                     (Principal Financial Officer)




                /s/ ALLISON ADEN                       Vice President -- Finance        March 15, 2002
------------------------------------------------     (Principal Accounting Officer)
                  Allison Aden




              /s/ ARTHUR N. BUDGE                  Director                             March 15, 2002
------------------------------------------------
                Arthur N. Budge




              /s/ STANLEY B. COHEN                 Director                             March 15, 2002
------------------------------------------------
                Stanley B. Cohen




              /s/ JONATHAN GOLDEN                  Director                             March 15, 2002
------------------------------------------------
                Jonathan Golden




             /s/ GARTH H. GREIMANN                 Director                             March 15, 2002
------------------------------------------------
               Garth H. Greimann




            /s/ FRED W.I. LACHOTZKI                Director                             March 15, 2002
------------------------------------------------
              Fred W.I. Lachotzki




              /s/ NATHAN A. LEVINE                 Director                             March 15, 2002
------------------------------------------------
                Nathan A. Levine




              /s/ E. JAMES LOWREY                  Director                             March 15, 2002
------------------------------------------------
                E. James Lowrey




            /s/ THOMAS S. ROBERTSON                Director                             March 15, 2002
------------------------------------------------
              Thomas S. Robertson

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----





               /s/ ANDREW SCHULTZ                  Director                             March 15, 2002
------------------------------------------------
                 Andrew Schultz




               /s/ HOWARD SCHULTZ                  Chairman of the Board and Director   March 15, 2002
------------------------------------------------
                 Howard Schultz




                /s/ JOHN M. TOMA                   Vice Chairman and Director           March 15, 2002
------------------------------------------------
                  John M. Toma




               /s/ JACKIE M. WARD                  Director                             March 15, 2002
------------------------------------------------
                 Jackie M. Ward

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                            ADDITIONS            DEDUCTIONS
                                                     ------------------------   -------------
                                        BALANCE AT   CHARGE TO                   CREDITED TO    BALANCE AT
                                        BEGINNING    COSTS AND                    ACCOUNTS        END OF
DESCRIPTION                              OF YEAR     EXPENSES    ACQUISITIONS   RECEIVABLE(1)      YEAR
-----------                             ----------   ---------   ------------   -------------   ----------
2001
Allowance for doubtful accounts
  receivable..........................    $2,782      $6,567         $--           $(3,478)       $5,871
Allowance for doubtful employee
  advances and miscellaneous
  receivables.........................    $1,166      $1,816         $--           $  (186)       $2,796
Deferred tax valuation allowance......    $1,544      $  423         $--           $    --        $1,967
2000
Allowance for doubtful accounts
  receivable..........................    $  794      $2,150         $--           $  (162)       $2,782
Allowance for doubtful employee
  advances and miscellaneous
  receivables.........................    $  229      $4,487         $--           $(3,550)       $1,166
Deferred tax valuation allowance......    $1,250      $  294         $--           $    --        $1,544
1999
Allowance for doubtful accounts
  receivable..........................    $1,477      $  346         $--           $(1,029)       $  794
Allowance for doubtful employee
  advances and miscellaneous
  receivables.........................    $  298      $1,736         $--           $(1,805)       $  229
Deferred tax valuation allowance......    $  720      $  530         $--           $    --        $1,250

---------------

(1) Write-offs, net of recoveries.

                               (PRG SCHULTZ LOGO)