Form 10-Q
period 2002-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2002-05-14
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28000

PRG-Schultz International, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2213805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Windy Ridge Parkway Suite 100 North Atlanta, Georgia (Address of principal executive offices)	30339-8426 (Zip Code)

Registrant’s telephone number, including area code: (770) 779-3900

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Common shares of the registrant outstanding at April 30, 2002 were 63,864,396.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)

	(Amounts in thousands,
	except per share data)
Revenues	$110,286	$73,770
Cost of revenues	63,248	41,709
Selling, general and administrative expenses	36,141	29,015

Operating income	10,897	3,046
Interest (expense), net	(2,245)	(2,498)

Earnings from continuing operations before income taxes and discontinued operations	8,652	548
Income taxes	3,287	290

Earnings from continuing operations before discontinued operations	5,365	258
Discontinued operations (Note B):
Loss from discontinued operations, net of income tax benefit of $(592) in 2001	—	(979)
Gain on disposal from discontinued operations including operating results for phase-out period, net of income tax expense of $9,339 in 2002	2,310	—

Earnings (loss) from discontinued operations	2,310	(979)

Net earnings (loss)	$7,675	$(721)

Basic earnings (loss) per share (Note C):
Earnings from continuing operations before discontinued operations	$0.09	$—
Discontinued operations	0.04	(0.02)

Net earnings (loss)	$0.13	$(0.02)

Diluted earnings (loss) per share (Note C):
Earnings from continuing operations before discontinued operations	$0.08	$—
Discontinued operations	0.03	(0.02)

Net earnings (loss)	$0.11	$(0.02)

Weighted-average shares outstanding (Note C):
Basic	59,531	48,025

Diluted	76,612	48,210

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
	(Amounts in thousands,
	except share and per share
	data)
ASSETS

Current assets:
Cash and cash equivalents (Note F)	$20,996	$33,334
Receivables:
Contract receivables, less allowance for doubtful accounts of $8,511 in 2002 and $7,002 in 2001	65,137	52,851
Employee advances and miscellaneous receivables, less allowance of $3,412 in 2002 and $2,796 in 2001	4,596	3,921

Total receivables	69,733	56,772

Funds held for client obligations	5,232	8,784
Prepaid expenses and other current assets	5,358	4,860
Deferred income taxes	25,109	21,271

Total current assets	126,428	125,021

Property and equipment:
Computer and other equipment	56,292	52,399
Furniture and fixtures	6,153	5,358
Leasehold improvements	7,508	7,355

	69,953	65,112
Less accumulated depreciation and amortization	41,566	40,583

Property and equipment, net	28,387	24,529

Noncompete agreements, less accumulated amortization of $310 in 2002 and $7,655 in 2001	165	188
Deferred loan costs, less accumulated amortization of $97 in 2002 and $-0- in 2001	1,280	875
Goodwill, less accumulated amortization of $27,577 in 2001	401,554	196,820
Intangible assets, less accumulated amortization of $1,907 in 2002	37,403	—
Deferred income taxes	5,118	20,048
Other assets	3,134	10,838

	$603,469	$378,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$11,108	$11,564
Current installments of long-term debt	11,352	20
Obligations for client payables	5,232	8,784
Accounts payable and accrued expenses	29,566	22,996
Accrued payroll and related expenses	57,152	37,089
Deferred revenue	2,454	4,581

Total current liabilities	116,864	85,034
Long-term debt, excluding current installments	19,541	—
Convertible notes, net of unamortized discount of $3,874 in 2002 and $3,834 in 2001	121,126	121,166
Deferred compensation	4,180	4,024
Other long-term liabilities	1,514	—

Total liabilities	263,225	210,224

Shareholders’ equity (Notes G, H and I):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 66,195,171 shares in 2002 and 51,206,610 shares in 2001	66	51
Additional paid-in capital	481,995	320,126
Accumulated deficit	(116,071)	(123,746)
Accumulated other comprehensive loss	(3,904)	(6,385)
Treasury stock at cost, 2,435,990 shares in 2002 and 2001	(21,024)	(21,024)
Unearned portion of restricted stock	(818)	(927)

Total shareholders’ equity	340,244	168,095

Commitments and contingencies (Note I)	$603,469	$378,319

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)

	(Amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$7,675	$(721)
Loss from discontinued operations	—	979
(Gain) from disposal of discontinued operations	(2,310)	—

Earnings from continuing operations	5,365	258
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,476	5,727
(Gain) loss on sale of property and equipment	(13)	33
Restricted stock compensation expense	65	83
Deferred compensation expense	156	(1,579)
Deferred income taxes	3,114	—
Changes in assets and liabilities (net of effects of acquisitions):
Receivables	(1,903)	4,766
Prepaid expenses and other current assets	377	(292)
Other assets	(56)	150
Accounts payable and accrued expenses	(6,124)	(5,466)
Accrued payroll and related expenses	6,515	(7,841)
Deferred revenue	(4,483)	(1,439)
Other long-term liabilities	(260)	(534)

Net cash provided by (used in) operating activities	8,229	(6,134)

Cash flows from investing activities:
Purchases of property and equipment	(5,661)	(864)
Acquisitions of businesses (net of cash acquired)	4,023	—

Net cash used in investing activities	(1,638)	(864)

Cash flows from financing activities:
Net repayments of notes payable	(2,393)	(323)
Net borrowings (repayments) of long-term debt	(17,404)	756
Payments for deferred loan costs	(502)	(400)
Payments for issuance costs on convertible notes	(247)	—
Net proceeds from common stock issuances	1,711	155

Net cash provided by (used in) financing activities	(18,835)	188

Net cash used in discontinued operations	—	(1,214)
Effect of exchange rates on cash and cash equivalents	(94)	(207)

Net change in cash and cash equivalents	(12,338)	(8,231)
Cash and cash equivalents at beginning of period	33,334	18,748

Cash and cash equivalents at end of period	$20,996	$10,517

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$235	$2,353

Cash paid during the period for income taxes, net of refunds received	$1,235	$345

Supplemental disclosure of noncash investing and financing activities:
During the three months ended March 31, 2002, the Company made payments related to acquisitions as follows:
Fair value of assets acquired	$264,500	$—
Cash paid for the acquisitions (net of cash acquired)	4,023	—
Transaction costs	(11,191)	—
Fair value of shares issued for acquisitions	(159,762)	—

Liabilities assumed	$97,570	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

Note A —	Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective with its fiscal year beginning January 1, 2002. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but rather evaluated for impairment. SFAS No. 142 also provides for mandatory transitional impairment testing of the Company’s recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. The Company and its valuation advisors have initiated transitional impairment testing and currently expect to complete all required transitional testing (including both step one, and, where required, step two) in the second quarter of 2002. Based on tentative and preliminary indications, the Company does not believe that goodwill pertaining to its Accounts Payable Services segment was impaired as of January 1, 2002, but does believe it possible that goodwill pertaining to the Other Ancillary Services segment may have been impaired as of such date under the new rules. The extent of such impairment, if any, cannot be currently estimated and would be recorded as the cumulative effect of a change in accounting principle, retroactive to January 1, 2002, if finalized testing subsequently confirms an impairment. The Company’s Condensed Consolidated Statement of Operations (Unaudited) for the quarter ended March 31, 2002 does not include any provision for impaired goodwill (see Note I).

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, establishes a single accounting model for impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective with its fiscal year beginning January 1, 2002. The adoption of this pronouncement had no material effect on the Company’s reported results of operations or financial condition.

      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

      Certain reclassifications have been made to 2001 amounts to conform to the presentation in 2002.

Note B — Discontinued Operations

      In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”) within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division (formerly “Ship and Debit”) within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The non-core businesses that were divested were comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisitions were accounted for as purchases with collective consideration paid of $78.0 million in cash and 4,293,049 restricted, unregistered shares of the Company’s common stock.

      The Company’s Condensed Consolidated Financial Statements (Unaudited) reflect Logistics Management Services, a unit that was closed within Communications Services, and French Taxation Services as discontinued operations for all periods presented.

      During the quarter ended March 31, 2001 revenues from discontinued operations related to French Taxation Services were $7.9 million. The Company generated an after-tax loss from discontinued operations related to French Taxation Services in the first quarter of 2001 of $1.0 million. The loss from discontinued operations excludes general corporate overhead but includes interest on debt and an allocation of the interest on the Company’s general credit facility. Interest expense allocated to discontinued operations was $0.7 million during the first quarter of 2001.

      During the quarter ended March 31, 2001 revenues from discontinued operations that were in the phase-out period consisted of revenues from Logistics Management Services and the subsequently closed unit within the Communications Services operations, which together produced $5.7 million in revenues. Additionally, the Company generated an after-tax loss from discontinued operations that were in the phase-out period of $2.6 million related to Logistics Management Services, the subsequently closed unit within Communications Services and certain costs related to the sale of discontinued operations subsequently retained. As required under accounting principles generally accepted in the United States of America, the $2.6 million was deferred in the 2001 financial statements since the operating loss was estimated at that time to be fully recoverable upon ultimate sale of these businesses. The loss from discontinued operations excludes general corporate overhead but includes interest on debt and an allocation of the interest on the Company’s general credit facility. Interest income from discontinued operations, net of interest expense allocated to the discontinued operations that were in the phase-out-period, was $0.6 million during the first quarter of 2001.

      As required under accounting principles generally accepted in the United States of America, during fiscal 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the discontinued operations, net earnings (losses) from discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment which was sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment.

     (1) Sale of Discontinued Operations — Logistics in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded gross sale proceeds of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over the next four years. This transaction resulted in an estimated loss on the sale of approximately $19.1 million, before future

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration, which was included as part of the $31.0 million after-tax charge recorded by the Company during the third quarter of 2001.

     (2) Sale of Discontinued Operations — French Taxation Services in 2001

      On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. The transaction yielded gross sale proceeds of approximately $48.3 million and resulted in a loss on sale of approximately $54.0 million.

     (3) Closing of a Unit within Communications Services Business in 2001

      During the third quarter of 2001, the Company concluded that one of the units within the Communications Services business was no longer a viable operation. As such, the Company recognized a loss of approximately $5.1 million relative to this unit which was included as part of the $31.0 million after-tax charge recorded by the Company during the third quarter of 2001.

     (4) Certain Discontinued Operations Subsequently Retained in 2002

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) have been reclassified to reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      Selected financial information for these discontinued operations subsequently retained is as follows (in thousands):

December 31,
2001

Current assets	$18,716
Total assets	72,700
Total current liabilities	36,860
Total liabilities	36,860

For the Three
Months Ended
March 31, 2001

Revenues	$16,130
Operating income	2,641

      During the quarter ended March 31, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to re-instate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2002 and 2001 (in thousands):

	Three Months
	Ended March 31,

	2002	2001

Numerator for basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$5,365	$258
Discontinued operations	2,310	(979)

Earnings (loss) for purposes of computing basic earnings (loss) per share	$7,675	$(721)

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$5,365	$258
After-tax interest expense, including amortization of discount, on convertible notes	1,027	—

Earnings for purposes of computing diluted earnings per share from continuing operations	6,392	258
Discontinued operations	2,310	(979)

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$8,702	$(721)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	59,531	48,025
Effect of dilutive securities:
Employee stock options	931	185
Convertible notes	16,150	—

Denominator for diluted earnings (loss) per share	76,612	48,210

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$0.09	$—
Discontinued operations	0.04	(0.02)

Net earnings (loss)	$0.13	$(0.02)

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$0.08	$—
Discontinued operations	0.03	(0.02)

Net earnings (loss)	$0.11	$(0.02)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Operating Segments and Related Information

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment.

     Accounts Payable Services

      The Accounts Payable Services segment consists of services which entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable services provided to various other types of business entities by the Company’s Commercial Division. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia, Africa and Asia.

     Other Ancillary Services

      The Company’s Other Ancillary Services segment is comprised of three separate business units that offer different types of recovery audit services and utilize different technology and marketing strategies. Based on their relative size, in relation to the Company’s operations taken as a whole, these business units are reported in the Other Ancillary Services segment.

               Meridian VAT Reclaim

In August 1999, the Company acquired Meridian. Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world.

               Communications Services

The Communications Services business applies its specialized expertise to historical client telecommunications records to identify and recover refunds of previous overpayments. It also analyzes its clients’ current telecommunications invoices, routing patterns and usage volumes in order to renegotiate terms and conditions on its clients’ behalf, as well as identify cost saving alternatives. The Communications Services business also provides expense management services such as invoice processing and call accounting.

               Channel Revenue

The Channel Revenue (formerly Ship and Debit) business provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies.

     Corporate Support

      Corporate support represents the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Other Ancillary Services.

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Segment information for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

Three Months Ended March 31, 2002
Revenues	$97,498	$12,788	$—	$110,286
Operating income (loss)	25,396	2,559	(17,058)	10,897
Three Months Ended March 31, 2001
Revenues	$57,640	$16,130	$—	$73,770
Operating income (loss)	10,055	2,644	(9,653)	3,046

Note E — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 2002 and 2001, the Company’s consolidated comprehensive income (loss) was $10.2 million and $(0.8) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note F — Cash Equivalents

      Cash equivalents at March 31, 2002 and December 31, 2001 included $4.6 million and $21.1 million, respectively, of temporary investments held at U.S. banks. At March 31, 2002 and December 31, 2001, certain of the Company’s subsidiaries held $5.7 million and $0.4 million, respectively in temporary investments at international banks.

      From time to time, the Company invests excess cash in repurchase agreements with Bank of America, N.A., which are fully collateralized by United States of America Treasury Securities in the possession of such bank. The Company does not intend to take possession of collateral securities on future repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the repurchase agreement amount. No such repurchase agreements were outstanding at March 31, 2002 or December 31, 2001.

Note G — Shareholder’s Equity

      On July 26, 2000, the Company’s Board of Directors (the “Board”) approved a share repurchase program. Under the share repurchase program, the Company could buy up to $40.0 million of its outstanding common stock.

      On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company was authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million. The Company did not effect any share repurchases in 2001 due in part to a prohibition on such repurchases contained in a May 9, 2001 amendment to the Company’s previous $200.0 million senior bank credit facility. As part of the Company’s

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

new $75.0 million senior bank credit facility, the Company is permitted to effect future repurchases of its common stock subject to prescribed financial covenant limitations.

      On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company’s shares may be traded. At the 2001 annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a continuing directors provision. At a meeting of the Board on July 24, 2001, the Board appointed a special committee to review the Rights Plan and to report their recommendations for Company action on the Rights Plan to the board at the October 2001 meeting. At the October 2001 meeting, the special committee reported that in view of the significant change in ownership of the Company that would result from the pending acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates, which closed in the first quarter of 2002, the advisability of modifying the Rights Plan should be considered by a special committee comprised of members of the post-acquisition, reconstituted Board. In March 2002, the special committee recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving the amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. The directors approved that action and have submitted amended Articles of Incorporation to the shareholders for approval at the 2002 annual meeting.

      Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At March 31, 2002, there were 12,500 shares of the restricted common stock vested and 154,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the remaining life of the Stock Awards (as adjusted at March 31, 2002 to reflect forfeitures), the Company will recognize $0.8 million in compensation expense. The Company recognized $0.1 million of compensation expense related to the Stock Awards for each of the three month periods ended March 31, 2002 and 2001.

      The Company has issued no preferred stock through March 31, 2002, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board, without any further votes or action by the shareholders.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note H — Acquisitions

      On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. (“HSA-Texas”), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas, pursuant to an amended and restated agreement and plan of reorganization by and among PRG-Schultz, HSA-Texas, Howard Schultz, Andrew H. Schultz and certain trusts dated December 11, 2001 (the “Asset Agreement”) and an amended and restated agreement and plan of reorganization by and among PRG-Schultz, Howard Schultz, Andrew H. Schultz, Andrew H. Schultz Irrevocable Trust and Leslie Schultz dated December 11, 2001 (the “Stock Agreement”).

      Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company’s common stock and the assumption of certain HSA-Texas liabilities. In addition, options to purchase approximately 1.1 million shares of the Company’s common stock were issued in exchange for outstanding HSA-Texas options. The Company’s available domestic cash balances and $75.0 million senior bank credit facility were used to fund closing costs related to the acquisitions of the businesses of HSA-Texas and affiliates and to repay certain indebtedness of HSA-Texas and affiliates.

      The total purchase price consisted of approximately 14.8 million shares of the Company’s common stock with an estimated fair value of approximately $154.8 million, 1.1 million fully vested options to purchase the Company’s common stock with an estimated fair value of approximately $5.0 million, and estimated direct transaction costs of approximately $11.2 million. Pursuant to EITF No. 99-12, the fair value of the Company’s common stock was determined as the average closing price per share from July 24, 2001 to July 28, 2001, which was $10.482. The Company announced the transaction on July 26, 2001. The fair value of the fully vested options was determined using the Black Scholes pricing model. This purchase price for accounting purposes may not reflect the actual market value to the HSA-Texas shareholders.

      The amounts and components of the estimated purchase price are presented below (in thousands):

Common stock	$15
Additional paid-in capital	159,747
Transaction costs	11,191

Total estimated purchase price	$170,953

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the estimated purchase price is as follows (in thousands):

Tangible assets acquired	$24,602
Liabilities assumed	(97,570)

Net liabilities assumed	(72,968)
Allocation of purchase price to:
Intangible assets	39,310
Goodwill	204,611

Total estimated purchase price	$170,953

The identified tangible and intangible assets recognized are as follows (in thousands):

Tangible assets:
Cash	$4,023
Total receivables	11,076
Net deferred tax asset	6,953
Property and equipment	1,433
Other	1,117

Total tangible assets	$24,602

      The amounts assigned to intangible assets areas follows (in thousands):

		Estimated
	Value	Useful Life

Customer relationships	$27,700	20 years
Trade name	9,600	Indefinite
Unrecognized customer revenue	1,610	2 months
Employee agreements	400	2 years

Total intangible assets	$39,310

      Intangible assets with definite useful lives are being amortized over their respective estimated useful lives to their estimated residual values, and will be reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

      The purchase price allocation is preliminary and subject to modification.

      The results of HSA-Texas and affiliates’ operations have been included in the Company’s consolidated financial statements since the January 24, 2002 date of acquisition. HSA-Texas and affiliates were industry pioneers in providing recovery audit services. HSA-Texas audited accounts payable records, occupancy costs, vendor statements and direct to store delivery records to recover overpayments that result from missed credits, duplicated payments, overlooked allowances, incorrect invoices and other discrepancies. HSA-Texas provided recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses included, but were not limited to, retailers, manufacturers, wholesale distributors, technology companies and healthcare providers. As a result of the acquisitions, the Company believes that it will add highly qualified auditors and other employees from the HSA-Texas workforce, enhancing the combined companies’ expertise in audit recovery methodologies. Additionally, the Company believes that the acquisitions will allow it to achieve synergies through the elimination of significant levels of duplicate costs and increased market strength through an enhanced global presence.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      HSA-Texas and affiliates did not prepare combined financial statements for the quarter ended March 31, 2001. Accordingly, selected pro forma results of operations as if the acquisitions had been completed as of January 1, 2001 cannot be presented.

      Selected pro forma results of operations as if the acquisitions of the businesses of HSA-Texas and affiliate had been completed as of January 1, 2002 are as follows:

Three Months Ended
March 31, 2002

(In thousands, except
per share data)
Revenues	$112,217
Operating loss	(412)
Loss from continuing operations before discontinued operations	(1,742)
Net earnings	568
Diluted loss from continuing operations before discontinued operations per share	$(0.03)
Diluted net earnings per share	$0.01

      Unusual or non-recurring items included in the reported pro forma results are as follows:

1)	HSA-Texas and affiliates recorded only $1.9 million in revenues for the 24 day period in January 2002 prior to the finalization of the acquisitions. This reduced billing amount was a direct consequence of an atypically large invoicing volume for HSA-Texas and affiliates during December 2001. HSA-Texas and affiliates recorded revenues for the month ended December 2001 of approximately $19.1 million, or 13.3% of their total 2001 revenues of $143.1 million.

2)	HSA-Texas and affiliates recorded approximately $7.8 million of obligations owed to independent contractor associates resulting from revisions made to their contractual compensation agreements. During the 24 day period in January 2002 prior to finalization of the acquisitions, HSA-Texas entered into revised individual agreements with certain domestic independent contractor associates whereby such associates each agreed to accept a stipulated future lump sum payment representing the differential between (a) the associate’s future compensation for pre-merger work-in-process as calculated under their then current HSA-Texas compensation plan and (b) the associate’s future compensation on that same work-in-process as calculated under The Profit Recovery Group International, Inc. compensation plan. These agreements enabled the participating HSA-Texas workforce to join the Profit Recovery Group International, Inc. compensation plan immediately upon merger completion and without disruptive transitional delays.

Note I — Commitments and Contingencies

Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

materially false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendants’ Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. Discovery is in the early stages. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

      In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

     Potential Goodwill Impairment

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective with its fiscal year beginning January 1, 2002. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. SFAS No. 142 also provides for mandatory transitional impairment testing of the Company’s recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. To accomplish this transitional impairment analysis the Company must identify its SFAS No. 142 reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount, both of which would be measured as of January 1, 2002, the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations, thereby reducing net earnings. As of January 1, 2002, the Company had a consolidated goodwill asset of $196.8 million, consisting of $160.2 million relating to the Accounts Payable Services segment and $36.6 million relating to the Other Ancillary Services segment.

      The Company and its valuation advisors have initiated transitional impairment testing and currently expect to complete all required transitional testing (including both step one, and, where required, step two) in the second quarter of 2002. Based on tentative and preliminary indications, the Company does not believe that goodwill pertaining to its Accounts Payable Services segment was impaired as of January 1, 2002, but does believe it is possible that goodwill pertaining to the Other Ancillary Services segment may have been impaired as of such date under the new rules. The extent of such impairment, if any, cannot be currently estimated and would be recorded as the cumulative effect of a change in accounting principle, retroactive to January 1, 2002, if finalized testing subsequently confirms an impairment. The Company’s Condensed Consolidated Statement

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Operations (Unaudited) for the quarter ended March 31, 2002 does not include any provision for impaired goodwill.

      The following table sets forth the computations of basic and diluted earnings per share for continuing operations for the three months ended March 31, 2002 and 2001 as if there had been no goodwill amortization for the three months ended March 31, 2001 (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Reported earnings from continuing operations before discontinued operations	$5,365	$258
Add back: Goodwill amortization, net of tax expense of $750	—	1,609

Adjusted earnings from continuing operations before discontinued operations	$5,365	$1,867

Basic earnings per share from continuing operations before discontinued operations:
Reported earnings per share from continuing operations before discounted operations	$0.09	$—
Add back: Goodwill amortization	—	0.04

Adjusted earnings per share from continuing operations before discontinued operations	$0.09	$0.04

Diluted earnings per share from continuing operations before discontinued operations:
Reported earnings per share from continuing operations before discontinued operations	$0.08	$—
Add back: Goodwill amortization	—	0.04

Adjusted earnings per share from continuing operations before discontinued operations	$0.08	$0.04

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements (Unaudited) and Notes thereto included elsewhere herein.

Overview

      The Company is the leading worldwide provider of recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors.

      In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a small number of errors do occur. In the aggregate, these transaction errors can represent meaningful “lost profits” that can be particularly significant for businesses with relatively narrow profit margins. The Company’s trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors. In addition, these specialists review clients’ current practices and processes related to procurement and other expenses in order to identify solutions to manage and reduce expense levels, as well as apply knowledge and expertise of industry best practices to assist clients in improving their business efficiencies.

     Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Condensed Consolidated Financial Statements (Unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to revenue recognition, accounts receivable reserves, income taxes and intangible assets. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2001. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgement by management; as a result they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgements and estimates used in the preparation of its Condensed Consolidated Financial Statements (Unaudited):

•	Revenue Recognition. The Company recognizes revenue on the invoice basis. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgement by management and a misapplication of this judgement could result in inappropriate recognition of revenue.

•	Accounts Receivable Reserves. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. If the financial condition of the Company’s clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required.

•	Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

•	Goodwill. Effective January 1, 2002, the Company became subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, the Company’s Condensed Consolidated Statement of Operations (Unaudited) for the first quarter of 2002 does not include any goodwill amortization.

SFAS No. 142 also provides for mandatory transitional impairment testing of the Company’s recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. To accomplish this transitional impairment analysis the Company must identify its SFAS No. 142 reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has until June 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount, both of which would be measured as of January 1, 2002, the date of adoption. This second step is required to be completed as soon as possible, but no later than December 31, 2002 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s Consolidated Statement of Operations, thereby reducing earnings. As of January 1, 2002, the Company had a consolidated goodwill asset of $196.8 million, consisting of $160.2 million relating to the Accounts Payable Services segment and $36.6 million relating to the Other Ancillary Services segment. The Company and its valuation advisors have initiated transitional impairment testing and currently expect to complete all required transitional testing (including both step one, and, where required, step two) in the second quarter of 2002. The extent of such impairment, if any, cannot be currently estimated and would be recorded as the cumulative effect of a change in accounting principle, retroactive to January 1, 2002, if finalized testing subsequently confirms an impairment. The Company’s Condensed Consolidated Statement of Operations (Unaudited) for the quarter ended March 31, 2002 does not include any provision for impaired goodwill.

Prospective goodwill impairment testing as of any testing date subsequent to January 24, 2002 will include testing of the approximately $204.6 million of goodwill associated with the acquisitions of the businesses of HSA-Texas and affiliates.

The identification of reporting units, the determination of carrying value of each reporting unit and the determination of fair value for each reporting unit requires a significant amount of judgement on the part of management. To the extent that management misapplies the judgement surrounding any of the critical factors during the implementation and maintenance of the requirements set forth under SFAS No. 142, the Company’s financial results could be materially and adversely affected.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months
	Ended March 31,

	2002	2001

Statements of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	57.3	56.5
Selling, general and administrative expenses	32.8	39.4

Operating income	9.9	4.1
Interest (expense), net	(2.0)	(3.4)

Earnings from continuing operations before income taxes and discontinued operations	7.9	0.7
Income taxes	3.0	0.4

Earnings from continuing operations before discontinued operations	4.9	0.3
Discontinued operations:
Loss from discontinued taxes, net of income taxes	—	(1.3)
Gain on disposal from discontinued operations including operating results for phase-out period, net of income taxes	2.1	—

Earnings (loss) from discontinued operations	2.1	(1.3)

Net earnings (loss)	7.0%	(1.0)%

Quarter Ended March 31, 2002 Compared to the Corresponding Period of the Prior Year

      On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. (“HSA-Texas”), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). The acquisitions of the businesses of HSA-Texas and affiliates were accounted for as purchase transactions. The operating results of the acquired entities have been included in the Company’s results of operations since the date of acquisition.

      The Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates were highly significant in size relative to the Company’s size immediately prior to such acquisitions. The Company’s Current Report on Form 8-K dated January 24, 2002 provides perspective on the relative sizes of the respective entities. Pursuant to approximately six months of extensive advance integration planning, the clients and associates of HSA-Texas and affiliates were integrated with those of the Company on January 24, 2002 in such fashion that it is not practicable subsequent to January 24, 2002 to distinguish results of operations contributed by the Company’s historical business from those contributed by the former HSA-Texas and affiliates.

      The Company’s recent revenue outlook for the year ending December 31, 2002, as set forth in its May 2, 2002 press release, estimates revenues from Accounts Payable Services of between $422.0 and $424.0 million, which roughly approximate the aggregate Accounts Payable Services revenues achieved by the two separate organizations in 2001. Accordingly, the Company intends to ascribe the substantial majority of its 2002 year-over-year Accounts Payable Services revenue growth to its acquisitions of the businesses of HSA-Texas and affiliates. The Company is unable to provide current-year versus prior-year interim comparisons with respect to its historical business since that business was fundamentally reconstituted on January 24, 2002.

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

      Revenues from continuing operations increased $36.4 million or 49.5% to $110.3 million in the first quarter of 2002, up from $73.7 million in the first quarter of 2001. This period-over-period change was comprised primarily of an increase of $39.9 million from the Company’s Accounts Payable Services segment partially offset by a decrease of $3.4 million from the Other Ancillary Services segment.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment increased 69.1% to $97.5 million during the first quarter of 2002, up from $57.6 million during the comparable period of 2001.

      Domestic revenues from continuing operations, generated by the Company’s Accounts Payable Services segment, increased 70.7% to $73.8 million in the first quarter of 2002, up from $43.3 million in the first quarter of 2001. Revenues from the Company’s domestic retail Accounts Payable Services increased 106.6% to $56.8 million in the first quarter of 2002, up from $27.6 million in the first quarter of 2001. Revenues from the Company’s domestic commercial Accounts Payable Services increased 7.9% to $17.0 million in the first quarter of 2002, from $15.7 million in the first quarter of 2001. The increase in revenues from domestic Accounts Payable Services operations was primarily due to business gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 64.5% to $23.7 million in the first quarter of 2002, up from $14.4 million in the first quarter of 2001. This growth in revenues from the international Accounts Payable Services operations was driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe and Latin America, where the majority of the year-over-year increase in revenues from international Accounts Payable occurred.

      Effective January 1, 2000 Meridian adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Based on the guidance in SAB 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. The peak periods for reimbursement of claims, and therefore revenue recognition, typically occur during the first and third quarters of each year. As a result, Meridian historically experiences its highest revenues for each fiscal year during the first and third quarters. Due to processing deadlines for submitting claims to the VAT authorities, Meridian has historically experienced its peak claims processing volumes during the second and fourth quarters of each year. These peak periods of claims processing volumes result in increased cost of revenues for the second and fourth quarters of each year. Due to the impact of the aforementioned cash reimbursement and claims processing cycle, Meridian has historically experienced high revenues and lower claims processing expenses in the first and third quarters of each year. Conversely, Meridian typically has lower revenues and higher claims processing expenses during the second and fourth quarters of each year.

      Revenues from the Company’s Other Ancillary Services segment decreased 20.7% to $12.8 million for the quarter ended March 31, 2002, down from $16.1 million for the comparable period of the prior year. This decrease was primarily driven by decreases in revenue for the Communications Services operations and the Meridian VAT Reclaim (“Meridian”) operations. The Company’s Communications Services operations experienced a decrease in revenues of approximately $2.1 million during the first quarter of 2002, when compared to the same period of the prior year, primarily as a result of a decline in one specific product line of the division. The Company’s Meridian operations experienced a slight decrease in revenues of approximately $0.6 million during the quarter ended March 31, 2002, when compared to the quarter ended March 31, 2001. Reductions in cash collections, when compared to the same period of the prior year were due to an elongation in the processing of submitted claims by the European VAT authorities. At this time, the Company is not able to determine whether this delay in processing will continue in subsequent periods. Additionally, Channel Revenue experienced a decrease in revenues of approximately $0.6 million during the first quarter of 2002 when compared to the first quarter of 2001. The quarter-over-quarter decrease in revenues was primarily due to the loss of one key client.

      Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in cost of revenues are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance.

      Cost of revenues increased to $63.2 million or 57.3% of revenues in the first quarter of 2002, up from $41.7 million or 56.5% of revenues in the first quarter of 2001.

      Cost of revenues from the Company’s Accounts Payable Services segment increased to $54.8 million or 56.2% of revenues in the first quarter of 2002, an increase from $31.2 million or 54.2% of revenues in the first quarter of 2001.

      Domestically, cost of revenues for Accounts Payable Services increased to $40.2 million for the first quarter of 2002, up from $23.5 million for the first quarter of 2001. For both the first quarter of 2002 and the first quarter of 2001, cost of revenues was 54.4% of revenues. Cost of revenues for the domestic retail Accounts Payable Services improved to 53.4% for the three months ended March 31, 2002, down from 54.2% for the comparable period of 2001. Cost of revenues as a percentage of revenues for the Company’s domestic commercial Accounts Payable Services increased to 57.7% for the first quarter of 2002, compared to 54.9% for the first quarter of 2001. Cost of revenues for the Company’s domestic Accounts Payable Services operations is largely variable in nature with a portion of the costs being fixed. The variable cost component of cost of revenues for both the domestic retail and the domestic commercial Accounts Payable Services operations remained relatively constant as a percentage of revenues compared to the prior year. The improvement in cost of revenues as a percentage of revenues for the domestic retail Accounts Payable Services operations was primarily due to the fixed cost component of cost of revenues being spread over a larger revenue base. Cost of revenues as a percentage of revenues for the Company’s domestic commercial Accounts Payable Services increased primarily due to incremental payroll expenses related to the assimilation of HSA-Texas into the Company’s operations.

      Internationally, cost of revenues for Accounts Payable Services was $14.7 million for the quarter ended March 31, 2002 or 61.9% of international revenues from Accounts Payable Services, an increase from $7.7 million or 53.6% of international revenues from Accounts Payable Services in the first quarter of 2001. The year-over-year increase in the cost of revenues as a percentage of revenues for international Accounts Payable Services was driven by the Company’s European and Asian operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. As of March 31, 2002, the European auditors acquired through the acquisitions retained their independent contractors status. As independent contractors, their compensation structure is higher than the compensation structure of the Company’s employee associates. While the Company is working to transition the European independent contractors to employees, there can be no assurance that the Company will be successful. Asian Accounts Payable Services operations also contributed to the increase in cost of revenues as a percentage of international Accounts Payable Services revenues. The Company’s auditors who are employed in Asia are salaried employees. During the quarter ended March 31, 2002 the Company recorded no revenues from it’s Asian operations due to certain transitional considerations. The Company considers Asia to be one of its vital markets for future growth and anticipates a return to meaningful revenue volumes commencing in the quarter ending June 30, 2002.

      Cost of revenues from the Company’s Other Ancillary Services operations was $8.4 million or 66.0% of revenues from Other Ancillary Services for the three months ended March 31, 2002, compared to $10.5 million or 64.9% of revenues from Other Ancillary Services for the three months ended March 31, 2001. This percentage increase was primarily the result of an increase in cost of revenues as a percentage of revenues for Communications Services operations partially offset by a decrease in cost of revenues as a percentage of revenues for Meridian. Communications Services auditors are predominately salaried, therefore even though Communications Services experienced a decrease in cost of revenues on a dollar basis due primarily to overall reduced staffing levels, this unit experienced an increase in cost of revenues as a percentage of revenues, due to costs being spread over a lower revenue base. On a period-over-period basis, Meridian experienced a decrease in cost of revenues both on a dollar basis and as a percentage of revenues, as a result of the implementation of cost savings initiatives during the first quarter of 2002.

      Selling, General, and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Effective January 1, 2002, the Company became subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, results for the quarter ended March 31, 2002 do not include any goodwill amortization. For purposes of comparison, goodwill amortization expense totaled $2.3 million for the quarter ended March 31, 2001.

      Selling, general and administrative expenses increased to $36.2 million for the first quarter of 2002, from $29.0 million for the same period of the prior year. On a percentage basis, selling, general and administrative expenses, as a percentage of revenues decreased to 32.8% in the first quarter of 2002, down from 39.4% in the first quarter of 2001.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $17.2 million for the quarter ended March 31, 2002, up from $16.3 million for the first quarter of 2001. As a percentage of revenues from continuing operations, selling general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations was 17.7% in the first quarter of 2002, down from 28.3% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $9.8 million or 13.2% of revenues from domestic Accounts Payable Services in the first quarter of 2002, down from $11.1 million or 25.5% of revenues from domestic Accounts Payable Services during the same period of the prior year. The decrease in selling, general and administrative expenses was predominately due to the implementation of SFAS No. 142. During the quarter ended March 31, 2001, the Company incurred $1.9 million of goodwill amortization related to domestic Accounts Payable Services. The quarter-over-quarter improvement in selling, general and administrative expenses due to the reduction in goodwill amortization for domestic Accounts Payable Services was partially offset by a minimal increase in additional expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $7.5 million or 31.7% of revenues in the first quarter of 2002, compared to $5.3 million or 36.9% of revenues from international Accounts Payable Services in the first quarter of in 2001. The year-over-year increase in selling, general and administrative expenses for international Accounts Payable Services was the result of transitional expenses and non-recurring charges related to realignment and integration activities which were incurred in the first quarter of 2002, and an overall increase in bad debt expense for the Company’s international Accounts Payable Services operations.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations decreased to $1.8 million or 14.0% of revenues from Other Ancillary Services for the three months ended March 31, 2002, down from $3.0 million or 18.8% of revenues from Other Ancillary Services for the three months ended March 31, 2001. The decrease in selling, general and administrative expenses is partially due to the implementation of SFAS No. 142. During the quarter ended March 31, 2001, the Company’s Meridian operations incurred $0.4 million of goodwill amortization. Additionally, excluding corporate overhead, selling, general and administrative expenses from Other Ancillary Services decreased due to a reduction in bad debt expense related to the Communication Services operations.

      Corporate overhead selling, general, and administrative expenses increased to $17.1 million or 15.5% of total revenues from continuing operations in the first quarter of 2002, up from $9.7 million or 13.1% of total revenues from continuing operations during the first quarter of 2001. The increase in corporate overhead selling, general and administrative expenses was due to transitional expenses related to consultancy services for HSA-Texas integration efforts, amortization of certain intangible assets with finite lives that were assigned a value as part of the acquisitions of the businesses of HSA-Texas and affiliates, payroll expenses as a result of increased incremental staffing, and expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 9.9% in the first quarter of 2002, compared to 4.1% in the first quarter of 2001.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services, improved to 26.1% in 2002, up from 17.4% in the first quarter of 2001 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services improved to 32.3% in 2002, up from 20.1% in the first quarter of 2001 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased to 6.4% in the first quarter of 2002, from 9.5% in the first quarter of 2001 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 20.0% for the three months ended March 31, 2002, up from 16.4% for the three months ended March 31, 2001.

      Interest (Expense), Net. Interest (expense), net for the first quarter of 2002 was $2.2 million, down from $2.5 million in the first quarter of 2001. The Company’s interest expense for the quarter ended March 31, 2002 is comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility. The decrease in interest expense was due to a lower overall weighted average interest rate in the first quarter of 2002 when compared to the same period of the prior year. The Company incurred borrowings under its credit facility during the quarter ended March 31, 2002 primarily to repay certain indebtedness acquired as a result of the acquisitions of the businesses of HSA-Texas and affiliates. (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). Without these acquisitions, the Company’s need to incur indebtedness would have been minimal.

      Earnings From Continuing Operations Before Income Taxes and Discontinued Operations. The Company had earnings from continuing operations before income taxes and discontinued operations of $8.7 million in the first quarter of 2002, up from $0.1 million in the first quarter of 2001. As a percentage of total revenues, earnings from continuing operations before income taxes and discontinued operations were 7.9% in the first quarter of 2002 compared to 0.7% in the first quarter of 2001. This increase was due to the increase in revenue stream as the result of adding the HSA-Texas client base, partially offset by minimal incremental infrastructure costs required to support the increased operations.

      Income Tax Expense (Benefit). The provisions for income taxes for 2002 and 2001 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 38% for the first quarter of 2002 and 53% for the first quarter of 2001. The 38% rate is lower than in years prior to 2002 due to the impact of the implementation of SFAS No. 142, higher net income levels, and various tax planning strategies.

      Loss From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”) within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division (formerly “Ship and Debit”) within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      Meridian, the Communication Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that the then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q have been reclassified to reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      The Company generated a loss from discontinued operations related to French Taxation Services in the first quarter of 2001 of $1.0 million.

      During the quarter ended March 31, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to re-instate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they are returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 59.5 million as of March 31, 2002, up from 48.0 million as of March 31, 2001. This increase was comprised primarily of outstanding shares issued in conjunction with the acquisitions of the businesses of HSA-Texas and affiliates (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

Liquidity and Capital Resources

      Net cash provided by operating activities was $8.2 million in the first quarter of 2002, compared to net cash used in operating activities of $6.1 million in the first quarter of 2001.

      Net cash used in investing activities was $1.6 million in the first quarter of 2002 and $0.9 million in the first quarter of 2001. Cash used in investing activities during the first quarter of 2002 related primarily to capital expenditures of approximately $5.7 million in the first quarter of 2002, as partially offset by $4.0 million in cash on hand provided by HSA-Texas and affiliates at the time of their acquisition.

      Net cash used in financing activities was $18.8 million in the first quarter of 2002 versus $0.2 million provided by financing activities in the first quarter of 2001. The net cash used in financing activities during the three months ended March 31, 2002 related primarily to net repayments of long-term debt.

      Net cash used in discontinued operations was $1.2 million in the first quarter of 2001.

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

      Borrowings under the new $75.0 million credit facility are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the new $75.0 million senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or LIBOR at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At March 31, 2002, the Company was in compliance with all such covenants. At April 30, 2002, the Company had approximately $15.0 million of borrowings outstanding and a $2.6 million USD equivalent standby letter of credit under the new $75.0 million senior bank credit facility and an accounts receivable borrowing base of $50.0 million, which therefore permitted up to $32.4 million in additional borrowings as of that date.

      On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. (“HSA-Texas”), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas, pursuant to an amended and restated agreement and plan of reorganization by and among PRG-Schultz, HSA-Texas, Howard Schultz, Andrew H. Schultz and certain trusts dated December 11, 2001 (the “Asset Agreement”) and an amended and restated agreement and plan of reorganization by and among PRG-Schultz, Howard Schultz, Andrew H. Schultz, Andrew H. Schultz Irrevocable Trust and Leslie Schultz dated December 11, 2001 (the “Stock Agreement”).

      Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company’s common stock and the assumption of certain HSA-Texas liabilities. In addition, options to purchase approximately 1.1 million shares of the Company’s common stock were issued in exchange for outstanding HSA-Texas options. The Company’s available cash balances and new $75.0 million senior bank credit facility were used to fund closing costs related to the acquisitions of the businesses of HSA-Texas and affiliates and to repay certain indebtedness of HSA-Texas.

      Through April 30, 2002, the Company acquired 24 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

      During 2002, the Company expects to incur non-recurring expenses estimated at $28.0 million relating to the integration of HSA-Texas and affiliates. Of the total expenses, the Company anticipates incurring, approximately $10.0 million consists of one-time charges related to employee severances and costs associated with the elimination of duplicate facilities and facilities relocations (including a planned relocation of the Company’s executive offices). Transition expenses, which represent costs in the process of being eliminated over the course of the year, are estimated at $18.0 million and relate primarily to centralization of information technology functions, employment of duplicate personnel for a transition period, amortization of certain intangibles with two month lives that were assigned a value as part of the HSA-Texas acquisitions, and consultancy services related to integration execution. During the first quarter of 2002, the Company incurred approximately $9.2 million in non-recurring expenses relating to the integration of HSA-Texas and affiliates. The Company believes that these additional costs have been appropriately contemplated in its publicly communicated earnings outlook for 2002.

      The Company anticipates making capital expenditures of up to $20.0 million in 2002. Capital expenditures for the first quarter of 2002 were approximately $5.7 million.

      The Company believes that its working capital, availability under its $75.0 million credit facility and cash flow generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2003.

      The Company from time to time issues common stock in partial consideration for the business entities it acquires. The timing and quantity of any future securities issuances are not susceptible to estimation. Additionally, if the Company is successful in arranging for future acquisitions which individually or collectively are large relative to the Company’s size, it may need to secure additional debt or equity financing. There can be no assurance that the Company can secure such additional financing if needed.

New Accounting Standards

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized.

      The Company is required to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the provisions of SFAS No. 143, it is not practicable for management to estimate the impact of adopting this Statement at the date of this report.

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including without limitation, (1) statements regarding the Company’s estimated 2002 revenues, (2) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (3) statements regarding synergies and increased market strength, (4) statements regarding the return to meaningful revenues for Asian operations, (5) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (6) statements regarding the potential impact of SFAS No. 142 goodwill impairment testing, and (7) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Such risk and uncertainties include, without limitation, the following:

•	the Company may not be able to successfully integrate Howard Schultz and Associates (“HSA-Texas”) and achieve the planned post-acquisition synergy cost savings due to unexpected costs, loss of former HSA-Texas auditors and other personnel, loss of revenue with respect to shared clients and other reasons;

•	if the recent economic slowdown continues, the Company’s clients may not return to previous purchasing levels, and as a result the Company may be unable to recognize anticipated revenues;

•	the bankruptcy of any of the Company’s larger clients, including without limitation, potential negative effects of the recent Kmart bankruptcy filing could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	since the businesses comprising the Other Ancillary Services segment were operated prior to January 24, 2002 primarily for the purpose of preparing them for sale, they may require additional time and effort of Company executives and additional Company resources to help them achieve desired profitability and may distract management from its focus on the Company’s core Accounts Payable Services business, and there is no guaranty that the Company can operate these businesses efficiently and profitably;

•	the previously announced intention to dispose of the discontinued operations has in some instances resulted in the loss of key personnel and diminished operating results in such operations which may be difficult to reverse going forward;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology and e-commerce may not benefit our business;

•	the Company’s Accounts Payable Services businesses may not grow as expected:

•	the Company may not be able to increase the number of clients utilizing broad-scope audits;

•	the Company’s international expansion may prove unprofitable;

•	the Company may not be able to effectively manage the business during the business integration of HSA-Texas and affiliates;

•	the possibility of an adverse judgment in pending securities litigation;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be revealed by ongoing transitional impairment testing under SFAS No. 142;

•	potential timing issues that could delay revenue recognition;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us; and

•	and other risk factors detailed in our Securities and Exchange Commission filings, including the Company’s prospectus dated April 24, 2002, as filed with the Securities and Exchange Commission on April 25, 2002.

      There may be events in the future, however, that the Company can not accurately predict or over which the Company has no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted as risk factors above and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

      Foreign Currency Market Risk. Our functional currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of nonfunctional currency revenues decreases. When the U.S. dollar weakens, the functional currency amount of revenues increases. We are a receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide.

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Euribor and Libor interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At March 31, 2002, we had approximately $12.5 million of long-term variable-rate debt outstanding. At March 31, 2002, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum and approximately $15.9 million of long-term fixed rate debt at various interest rates that range from 5.5% to 6.7%. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates during the three months ended March 31, 2002 would have resulted in approximately a $0.1 million change in pre-tax income.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendants’ Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. Discovery is in the early stages. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Item 2.     Changes in Securities and Use of Proceeds

      On January 24, 2002, the Company issued 14,759,970 shares of common stock pursuant to Section 4 (2) of the Securities Act of 1933 to the former owners of the businesses of HSA-Texas and affiliates.

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      At the special meeting of shareholders held on January 24, 2002, the shareholders of the Company voted to approve the issuance by the Company of 14,759,970 shares of its common stock and options to purchase 1.1 million shares of its common stock, in connection with the acquisition by the Company of substantially all of the assets of Howard Schultz & Associates International, Inc. (“HSA-Texas”) and the concurrent acquisition by the Company of substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas; and pursuant to the terms of the proposed acquisitions, the election of Howard Schultz and Andrew Schultz as Class II directors, Nate Levine as a Class I director and Arthur Budge, Jr. as a Class III director, conditioned upon closing of the proposed acquisitions. The vote was 34,212,243 for the proposal, 3,158,583 against, with 1,879,429 abstentions/votes withheld/broker non votes.

      The following Class I, Class II and Class III members of the Board of Directors continued their terms of office following the meeting: John M. Cook, Stanley B. Cohen, Jonathan Golden, Garth H. Greimann, Fred W.I. Lachotzki, E. James Lowrey, Thomas S. Robertson, John M. Toma and Jackie M. Ward.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 4.2 to Registrant’s Form 10-K for the year ended December 31, 2001).
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/ A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
10.1	Amendment to 2000 Compensation Arrangement, as amended, between Mr. Mark C. Perlberg and Registrant, dated January 23, 2002.
10.2	Employment Agreement between Howard Schultz and Registrant, dated December 20, 2001, effective January 24, 2002.
10.3	Employment Agreement between Andy Schultz and Registrant, dated December 20, 2001, effective January 24, 2002.
10.4	Amended Stock Incentive Plan.

      (b) Reports on Form 8-K

      The registrant filed four reports on Form 8-K during the quarter ended March 31, 2002:

(1)	Form 8-K announcing the December 31, 2001 credit facility was filed on January 2, 2002.

(2)	Form 8-K filing the press release to announce the number of shares the Company intended to issue in connection with acquisitions of the businesses of Howard Schultz & Associates International, Inc. and certain of its affiliates was filed on January 17, 2002.

(3)	Form 8-K announcing the completion of the acquisitions of the businesses of Howard Schultz & Associates International, Inc. and certain of its affiliates was filed on February 5, 2002.

(4)	Form 8-K filing previously issued press releases was filed on February 20, 2002.

SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

By:	/s/ DONALD E. ELLIS, JR.

Donald E. Ellis, Jr.
Executive Vice President — Finance,
Chief Financial Officer
and Treasurer
(Principal Financial Officer)

May 14, 2002