Form 10-Q
period 2002-06-30
PRG SCHULTZ INTERNATIONAL INC
filed 2002-08-09
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Common shares of the registrant outstanding at July 31, 2002 were 64,571,944.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended June 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)

	(Amounts in thousands, except per share data)
Revenues	$118,297	$79,192	$228,583	$152,962
Cost of revenues	68,689	46,164	131,937	87,873
Selling, general and administrative expenses	34,949	28,444	71,090	57,459

Operating income	14,659	4,584	25,556	7,630
Interest (expense), net	(2,429)	(2,331)	(4,674)	(4,829)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	12,230	2,253	20,882	2,801
Income taxes	4,439	1,189	7,726	1,479

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	7,791	1,064	13,156	1,322
Discontinued operations (Note B):
Loss from discontinued operations, net of income tax benefit of $(687) and $(1,279) in 2001	—	(464)	—	(1,443)
Gain on disposal/retention of discontinued operations including operating results for phase-out period, net of income tax expense of $9,339 in 2002	—	—	2,310	—

Earnings (loss) from discontinued operations	—	(464)	2,310	(1,443)

Earnings (loss) before cumulative effect of accounting change	7,791	600	15,466	(121)
Cumulative effect of accounting change, net of income tax benefit of $(11,118) (Note C)	—	—	(17,208)	—

Net earnings (loss)	$7,791	$600	$(1,742)	$(121)

Basic earnings (loss) per share (Note D):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.12	$0.02	$0.21	$0.03
Discontinued operations	—	(0.01)	0.04	(0.03)
Cumulative effect of accounting change	—	—	(0.28)	—

Net earnings (loss)	$0.12	$0.01	$(0.03)	$—

Diluted earnings (loss) per share (Note D):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.11	$0.02	$0.19	$0.03
Discontinued operations	—	(0.01)	0.03	(0.03)
Cumulative effect of accounting change	—	—	(0.22)	—

Net earnings	$0.11	$0.01	$—	$—

Weighted-average shares outstanding (Note D):
Basic	63,955	48,107	61,743	48,066

Diluted	81,825	48,486	79,219	48,348

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(Amounts in thousands,
	except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$14,287	$33,334
Receivables:
Contract receivables, less allowance for doubtful accounts of $7,476 in 2002 and $7,002 in 2001.	68,129	52,851
Employee advances and miscellaneous receivables, less allowance of $3,454 in 2002 and $2,796 in 2001.	5,849	4,917

Total receivables	73,978	57,768

Funds held for client obligations	5,953	8,784
Prepaid expenses and other current assets	5,451	4,860
Deferred income taxes	24,474	21,216

Total current assets	124,143	125,962

Property and equipment:
Computer and other equipment	61,742	52,399
Furniture and fixtures	7,156	5,358
Leasehold improvements	9,188	7,355

	78,086	65,112
Less accumulated depreciation and amortization	44,078	40,583

Property and equipment, net	34,008	24,529

Noncompete agreements, less accumulated amortization of $334 in 2002 and $7,655 in 2001	141	188
Deferred loan costs, less accumulated amortization of $216 in 2002 and $-0- in 2001	1,191	875
Goodwill, less accumulated amortization of $27,577 in 2001	373,218	196,820
Intangible assets, less accumulated amortization of $2,303 in 2002	37,007	—
Deferred income taxes	16,236	20,048
Other assets	3,771	10,838

	$589,715	$379,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$8,230	$11,564
Current installments of long-term debt	11,061	20
Obligations for client payables	5,953	8,784
Accounts payable and accrued expenses	25,993	23,937
Accrued payroll and related expenses	50,022	37,089
Deferred revenue	3,171	4,581

Total current liabilities	104,430	85,975
Long-term debt, excluding current installments	20,300	—
Convertible notes, net of unamortized discount of $3,769 in 2002 and $3,834 in 2001	121,231	121,166
Deferred compensation	4,366	4,024
Other long-term liabilities	1,222	—

Total liabilities	251,549	211,165

Shareholders’ equity (Notes H, I and J):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 66,768,036 shares in 2002 and 51,206,610 shares in 2001	67	51
Additional paid-in capital	487,538	320,126
Accumulated deficit	(125,488)	(123,746)
Accumulated other comprehensive loss	(2,169)	(6,385)
Treasury stock at cost, 2,435,990 shares in 2002 and 2001	(21,024)	(21,024)
Unearned portion of restricted stock	(758)	(927)

Total shareholders’ equity	338,166	168,095

Commitments and contingencies (Note J)	$589,715	$379,260

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)

	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(1,742)	$(121)
Loss from discontinued operations	—	1,443
(Gain) from disposal of discontinued operations	(2,310)	—
Cumulative effect of accounting change	17,208	—

Earnings from continuing operations	13,156	1,322
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	9,699	11,371
Loss on sale of property and equipment	2	43
Restricted stock compensation expense	125	168
Deferred compensation expense	342	(1,508)
Deferred income taxes	6,065	—
Changes in assets and liabilities (net of effects of acquisitions):
Receivables	(4,112)	(6,583)
Prepaid expenses and other current assets	355	(575)
Other assets	(574)	52
Accounts payable and accrued expenses	(10,815)	(2,251)
Accrued payroll and related expenses	(1,079)	(4,258)
Deferred revenue	(3,766)	(1,195)
Other long-term liabilities	(533)	(659)

Net cash provided by (used in) operating activities	8,865	(4,073)

Cash flows from investing activities:
Purchases of property and equipment	(14,647)	(3,638)
Acquisitions of businesses, net of cash acquired	4,023	(2,092)

Net cash used in investing activities	(10,624)	(5,730)

Cash flows from financing activities:
Net repayments of notes payable	(5,424)	(1,856)
Net borrowings (repayments) of debt	(16,959)	7,568
Payments for deferred loan costs	(532)	(1,135)
Payments for issuance costs on convertible notes	(353)	—
Net proceeds from common stock issuances	5,340	956

Net cash provided by (used in) financing activities	(17,928)	5,533

Net cash used in discontinued operations	—	(7,336)
Effect of exchange rates on cash and cash equivalents	640	(67)

Net change in cash and cash equivalents	(19,047)	(11,673)
Cash and cash equivalents at beginning of period	33,334	18,748

Cash and cash equivalents at end of period	$14,287	$7,075

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,869	$4,322

Cash paid during the period for income taxes, net of refunds received	$736	$(1,079)

Supplemental disclosure of noncash investing and financing activities:
During the six months ended June 30, 2002 and 2001, the Company made payments related to acquisitions as follows:
Fair value of assets acquired	$264,566	$—
Cash paid for the acquisitions, net of cash acquired	4,023	—
Transactions costs	(11,191)	—
Fair value of shares issued for acquisitions	(159,762)	—

Liabilities assumed	$97,636	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2001.

      Statement of Financial Accounting Standard (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets was issued in July 2001 and has been adopted by the Company effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note C).

      SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets establishes a single accounting model for impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective with its fiscal year beginning January 1, 2002. The adoption of this pronouncement had no material effect on the Company’s reported results of operations or financial condition.

      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

      Certain reclassifications have been made to 2001 amounts to conform to the presentation in 2002. These reclassifications include the reclassification of certain discontinued operations subsequently retained, as discussed in Note B(4).

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

      The non-core businesses that were divested and the unit that was closed within the Communications Services business were comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisitions were accounted for as purchases with collective consideration paid of $78.0 million in cash and 4,293,049 restricted, unregistered shares of the Company’s common stock.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Condensed Consolidated Financial Statements (Unaudited) reflect Logistics Management Services, a unit that was closed within Communications Services, and French Taxation Services as discontinued operations for all periods presented.

      During the three and six months ended June 30, 2001, revenues from discontinued operations related to French Taxation Services were $9.7 million and $17.6 million, respectively. The Company generated an after-tax loss from discontinued operations related to French Taxation Services in the three and six months ended June 30, 2001 of $0.5 million and $1.4 million, respectively. The loss from discontinued operations excludes general corporate overhead but includes interest on debt and an allocation of the interest on the Company’s general credit facility. Interest expense allocated to discontinued operations related to French Taxation Services was $0.7 million and $1.4 million, respectively during the three and six months ended June 30, 2001.

      During the three and six months ended June 30, 2001, revenues from discontinued operations that were in the phase-out period consisted of revenues from Logistics Management Services and the subsequently closed unit within the Communications Services operations, which together produced $4.4 million and $10.1 million in revenues, respectively. Additionally, the Company generated an after-tax loss from discontinued operations that were in the phase-out period of $1.7 million and $2.6 million, for the three and six month period ended June 30, 2001, respectively, related to Logistics Management Services, the subsequently closed unit within Communications Services and certain costs related to the sale of discontinued operations subsequently retained. As required under accounting principles generally accepted in the United States of America, the $1.7 million and $2.6 million, for the three and six month period ended June 30, 2001, respectively, were deferred in the 2001 financial statements since the operating loss was estimated at that time to be fully recoverable upon ultimate sale of these businesses. The loss from discontinued operations excludes general corporate overhead but includes interest on debt and an allocation of the interest on the Company’s general credit facility. Interest income from discontinued operations, net of interest expense allocated to the discontinued operations that were in the phase-out-period, was $0.3 million and $0.9 million, respectively, during the three and six months ended June 30, 2001.

      As required under accounting principles generally accepted in the United States of America, during fiscal 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of then prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the then discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the then discontinued operations, net earnings (losses) from the then discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment which was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment.

     (1) Sale of Discontinued Operations — Logistics Management Services in 2001

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

     (3) Closing of a Unit within the Communications Services Business in 2001

      During the third quarter of 2001, the Company concluded that one of the units within the Communications Services business was no longer a viable operation. As such, the Company recognized a loss of approximately $5.1 million relative to this unit which was included as part of the $31.0 million after-tax charge recorded by the Company during the third quarter of 2001.

     (4) Certain Former Discontinued Operations Subsequently Retained in 2002

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) have been reclassified to reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented. Therefore the 2001 results presented are not necessarily comparable to those previously reported.

      Selected financial information for these discontinued operations subsequently retained is as follows (in thousands):

December 31,
2001

Current assets	$18,716
Total assets	72,700
Total current liabilities	36,860
Total liabilities	36,860

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2001	June 30, 2001

Revenues	$12,146	$28,276
Operating income (loss)	(2,164)	480

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Accounting for Goodwill and Other Intangible Assets

      Statement of Financial Accounting Standard (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets was issued in July 2001 and has been adopted by the Company effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Prior to the adoption of SFAS 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. SFAS No. 142 required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

      The following table sets forth the computations of basic and diluted earnings per share for continuing operations for the three and six months ended June 30, 2002 and 2001 as if there had been no goodwill amortization for the three and six months ended June 30, 2001 (in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Reported earnings from continuing operations before discontinued operations	$7,791	$1,064	$13,156	$1,322
Add back: Goodwill amortization, net of tax expense of $742 and $1,492 in 2001	—	1,621	—	3,230

Adjusted earnings from continuing operations before discontinued operations	$7,791	$2,685	$13,156	$4,552

Basic earnings per share from continuing operations before discontinued operations:
Reported earnings per share from continuing operations before discontinued operations	$0.12	$0.02	$0.21	$0.03
Add back: Goodwill amortization	—	0.04	—	0.06

Adjusted earnings per share from continuing operations before discontinued operations	$0.12	$0.06	$0.21	$0.09

Diluted earnings per share from continuing operations before discontinued operations:
Reported earnings per share from continuing operations before discontinued operations	$0.11	$0.02	$0.19	$0.03
Add back: Goodwill amortization	—	0.04	—	0.06

Adjusted earnings per share from continuing operations before discontinued operations	$0.11	$0.06	$0.19	$0.09

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles net goodwill balances by reportable operating segment, and in total, between December 31, 2001 and June 30, 2002.

	Accounts	Other
	Payable	Ancillary
	Services	Services	Total

Balance at December 31, 2001	$160,248	$36,572	$196,820
Impairment losses at adoption of SFAS No. 142 (pre-tax)	—	(28,326)	(28,326)
Goodwill acquired during the year	204,473	—	204,473
Foreign currency translation	251	—	251

Balance at June 30, 2002.	$364,972	$8,246	$373,218

Note D — Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2002 and 2001 (in thousands):

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Numerator for basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$7,791	$1,064	$13,156	$1,322
Discontinued operations	—	(464)	2,310	(1,443)
Cumulative effect of accounting change	—	—	(17,208)	—

Earnings (loss) for purposes of computing basic earnings (loss) per share	$7,791	$600	$(1,742)	$(121)

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$7,791	$1,064	$13,156	$1,322
After-tax interest expense, including amortization of discount, on convertible notes	1,030	—	2,057	—

Earnings for purposes of computing diluted earnings per share from continuing operations	8,821	1,064	15,213	1,322
Discontinued operations	—	(464)	2,310	(1,443)
Cumulative effect of accounting change	—	—	(17,208)	—

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$8,821	$600	$315	$(121)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	63,955	48,107	61,743	48,066
Effect of dilutive securities:
Employee stock options	1,720	379	1,326	282
Convertible notes	16,150	—	16,150	—

Denominator for diluted earnings (loss) per share	81,825	48,486	79,219	48,348

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months		Six Months Ended
	Ended June 30,		June 30,

	2002	2001	2002	2001

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$0.12	$0.02	$0.21	$0.03
Discontinued operations	—	(0.01)	0.04	(0.03)
Cumulative effect of accounting change	—	—	(0.28)	—

Net earnings (loss)	$0.12	$0.01	$(0.03)	$—

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations	$0.11	$0.02	$0.19	$0.03
Discontinued operations	—	(0.01)	0.03	(0.03)
Cumulative effect of accounting change	—	—	(0.22)	—

Net earnings	$0.11	$0.01	$—	$—

      For the three months ended June 30, 2002 and 2001, 0.7 million and 3.6 million stock options, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect. For the six months ended June 30, 2002 and 2001, 1.0 million and 4.4 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note E — Operating Segments and Related Information

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

               Channel Revenue

The Channel Revenue (formerly “Ship and Debit”) business provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies.

     Corporate Support

      Corporate support represents the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Other Ancillary Services.

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues.

      Segment information for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

Three Months Ended June 30, 2002
Revenues	$104,849	$13,448	$—	$118,297
Operating income	29,567	522	(15,430)	14,659
Three Months Ended June 30, 2001
Revenues	$67,046	$12,146	$—	$79,192
Operating income (loss)	15,642	(2,164)	(8,894)	4,584
Six Months Ended June 30, 2002
Revenues	$202,347	$26,236	$—	$228,583
Operating income	54,963	3,081	(32,488)	25,556
Six Months Ended June 30, 2001
Revenues	$124,686	$28,276	$—	$152,962
Operating income	25,697	480	(18,547)	7,630

Note F — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three month periods ended June 30, 2002 and 2001, the Company’s consolidated comprehensive income was $9.5 million and $-0- million, respectively. For the six months periods ended June 30, 2002 and 2001, the Company’s consolidated comprehensive income (loss) was $2.5 million and $(0.8) million, respectively. The

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note G — Cash Equivalents

      Cash equivalents at June 30, 2002 and December 31, 2001 included $1.0 million and $21.4 million, respectively, of temporary investments held at U.S. banks. At June 30, 2002 and December 31, 2001, certain of the Company’s subsidiaries held $4.1 million and $3.0 million, respectively in temporary investments at international banks.

      From time to time, the Company invests excess cash in repurchase agreements with Bank of America, N.A., which are fully collateralized by United States of America Treasury Securities in the possession of such bank. The Company does not intend to take possession of collateral securities on future repurchase agreement transactions conducted with banking institutions of national standing. The Company does insist, however, that all such agreements provide for full collateralization using obligations of the United States of America having a current market value equivalent to or exceeding the repurchase agreement amount. No such repurchase agreements were outstanding at June 30, 2002 or December 31, 2001.

Note H — Shareholder’s Equity

      On July 26, 2000, the Company’s Board of Directors (the “Board”) approved a share repurchase program. Under the share repurchase program, the Company could buy up to $40.0 million of its outstanding common stock.

      On October 24, 2000, the Board approved an increase of $10.0 million to the share repurchase plan, bringing the total the Company was authorized to spend to repurchase shares of its outstanding common stock in the open market to $50.0 million. As of December 31, 2000, the Company had repurchased approximately 2.4 million shares under the program at a cost of approximately $21.0 million. The Company did not effect any share repurchases in 2001 due in part to a prohibition on such repurchases contained in a May 9, 2001 amendment to the Company’s previous $200.0 million senior bank credit facility. As part of the Company’s current senior bank credit facility, the Company is permitted to effect future repurchases of its common stock subject to prescribed financial covenant limitations. The Company has not effected any share repurchases in 2002. No future repurchases of the Company’s common stock will be made without further Board authorization.

      On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans or affect earnings per share. The dividend is not taxable to the Company or its shareholders and does not change the way in which the Company’s shares may be traded. At the 2001 Annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a continuing directors provision. At a meeting of the Board on July 24, 2001, the Board appointed a special committee to review the Rights Plan and to report their recommendations for Company action on the Rights Plan to the Board at the October 2001 meeting. At the October 2001 meeting, the special committee reported that in view of the significant change in ownership of

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company that would result from the pending acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates, which closed in the first quarter of 2002, the advisability of modifying the Rights Plan should be considered by a special committee comprised of members of the post-acquisition, reconstituted Board. In March 2002, the special committee recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving the amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. At the 2002 annual meeting, the shareholders approved the amendment to the Company’s Articles of Incorporation to provide that directors can only be removed for cause, and the Rights Plan was therefore automatically amended. Additionally, the shareholders voted against the proposal to redeem the Rights Plan.

      Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At June 30, 2002, there were 12,500 shares of the restricted common stock vested and 154,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the remaining life of the Stock Awards (as adjusted at June 30, 2002 to reflect forfeitures), the Company will recognize $758 thousand in compensation expense. The Company recognized $60 thousand and $85 thousand of compensation expense related to the Stock Awards for the three month periods ended June 30, 2002 and 2001, respectively, and $126 thousand and $168 thousand for the six months ended June 30, 2002 and 2001, respectively.

      The Company has issued no preferred stock through June 30, 2002, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board, without any further votes or action by the shareholders.

Note I — Acquisitions

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

      Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company’s common stock and the assumption of certain HSA-Texas liabilities. In addition, options to purchase approximately 1.1 million shares of the Company’s common stock were issued in exchange for outstanding HSA-Texas options. The Company’s available

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

domestic cash balances and senior bank credit facility were used to fund closing costs related to the acquisitions of the businesses of HSA-Texas and affiliates and to repay certain indebtedness of HSA-Texas and affiliates.

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

      The amounts and components of the purchase price are presented below (in thousands):

Common stock	$15
Additional paid-in capital	159,747
Transaction costs	11,191

Total estimated purchase price	$170,953

      The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$24,806
Liabilities assumed	(97,636)

Net liabilities assumed	(72,830)
Allocation of purchase price to:
Intangible assets	39,310
Goodwill	204,473

Total purchase price	$170,953

      The identifiable tangible and intangible assets recognized are as follows:

Tangible assets:
Cash	$4,023
Receivables	11,288
Net deferred tax asset	6,953
Property and equipment	1,428
Other	1,114

Total tangible assets	$24,806

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

      Intangible assets with definite useful lives are being amortized over their respective estimated useful lives to their estimated residual values, and will be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      The results of HSA-Texas and affiliates’ operations have been included in the Company’s consolidated financial statements since the date of acquisition. HSA-Texas and affiliates were industry pioneers in providing recovery audit services. HSA-Texas audited accounts payable records, occupancy costs, vendor statements and direct to store delivery records to recover overpayments that resulted from missed credits, duplicated payments, overlooked allowances, incorrect invoices and other discrepancies. HSA-Texas provided recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses included, but were not limited to, retailers, manufacturers, wholesale distributors, technology companies and healthcare providers. As a result of the acquisitions, the Company believes that it has added highly qualified auditors and other employees from the HSA-Texas workforce, enhancing the combined companies’ expertise in audit recovery methodologies. Additionally, the Company believes that the acquisition will allow it to achieve synergies through the elimination of significant levels of duplicate costs and increased market strength through an enhanced global presence.

      HSA-Texas and affiliates prepared combined financial statements for the six months ended June 30, 2001; however, they did not prepare combined financial statements for the three months ended June 30, 2001. Accordingly, selected pro forma results of operations of the Company for the three months ended June 30, 2001, as if the acquisitions had been completed as of January 1, 2001, have not been presented. Selected pro forma results of operations of the Company for the six months ended June 30, 2002 and 2001 as if the acquisitions of the businesses of HSA-Texas and affiliates had been completed as of January 1, 2001, are as follows:

	Six Months Ended June 30,

	2002	2001

	(In thousands, except per
	share data)
Revenues	$230,514	$220,015
Operating income	15,857	7,474
Earnings from continuing operations before discontinued operations	6,948	2,777
Net earnings (loss)	(7,950)	1,334
Diluted earnings from continuing operations before discontinued operations and cumulative effect of accounting change per share	$0.08	$0.02
Diluted net earnings (loss) per share	$(0.10)	$0.02

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2001. HSA-Texas and affiliates recorded revenues for the month of December 2001 of approximately $19.1 million, or 13.3% of their total 2001 revenues of $143.1 million.

2)	In January 2002, HSA-Texas and affiliates recorded approximately $7.8 million of obligations owed to independent contractor associates resulting from revisions made to their contractual compensation agreements. During the 24 day period in January 2002 prior to finalization of the acquisitions, HSA-Texas entered into revised individual agreements with certain domestic independent contractor associates whereby such associates each agreed to accept a stipulated future lump sum payment representing the differential between (a) the associate’s future compensation for work-in-process as calculated under their then current HSA-Texas compensation plan and (b) the associate’s future compensation on that same work-in-process as calculated under The Profit Recovery Group International, Inc. compensation plan. These agreements enabled the participating HSA-Texas workforce to join The Profit Recovery Group International, Inc. compensation plan immediately upon merger completion and without disruptive transitional delays.

3)	In May 2001, HSA-Texas and affiliates entered into a settlement agreement with respect to litigation pending at December 31, 2000, involving a group of independent contractors formerly associated with HSA-Texas and affiliates. Pursuant to the agreement, HSA-Texas was relieved of certain obligations to pay commissions to those contractors, which amounted to $3.7 million at the date of settlement. The settlement was recorded as other income for the six months ended June 30, 2001.

Note J — Commitments and Contingencies

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

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2001. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgement by management; as a result they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgements and estimates used in the preparation of its Condensed Consolidated Financial Statements (Unaudited):

•	Revenue Recognition. The Company recognizes revenue on the invoice basis (except with respect to its Meridian and Channel Revenue units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements). Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgement by management and a misapplication of this judgement could result in inappropriate recognition of revenue.

•	Accounts Receivable Reserves. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. If the financial condition of the Company’s clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required.

•	Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

•	Goodwill. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles.

SFAS No. 142 also provides for mandatory transitional impairment testing of the Company’s recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. To accomplish this transitional impairment analysis the Company identified its SFAS No. 142 reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount, both of which were measured as of January 1, 2002, the date of adoption. As of January 1, 2002, the Company had a consolidated goodwill asset of $196.8 million, consisting of $160.2 million relating to the Accounts Payable Services segment and $36.6 million relating to the Other Ancillary Services segment. The Company and its independent valuation advisors completed all required transitional testing related to the adoption of SFAS No. 142 in the second quarter of 2002. Based upon this testing, the Company concluded that all net goodwill balances relating to its Communications Services and Channel Revenue reporting units were impaired. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

Future annual goodwill impairment testing will include testing of the approximately $204.5 million of goodwill associated with the acquisition of the businesses of HSA-Texas and affiliates.

The identification of reporting units, the determination of the carrying value of each reporting unit and the determination of fair value for each reporting unit requires a significant amount of judgement on the part of management and its independent valuation advisors. To the extent that management (or its independent valuation advisors) misapplies the judgement surrounding any of the critical factors set forth under SFAS No. 142, the Company’s financial results could be materially and adversely affected.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	58.1	58.3	57.7	57.4
Selling, general and administrative expenses	29.5	35.9	31.1	37.6

Operating income	12.4	5.8	11.2	5.0
Interest (expense), net	(2.1)	(3.0)	(2.1)	(3.2)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	10.3	2.8	9.1	1.8
Income taxes	3.7	1.5	3.4	0.9

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	6.6	1.3	5.7	0.9
Discontinued operations:
Loss from discontinued operations, net of income taxes	—	(0.5)	—	(1.0)
Gain on disposal/retention of discontinued operations including operating results for phase-out period, net of income taxes	—	—	1.0	—

Earnings (loss) from discontinued operations	—	(0.5)	1.0	(1.0)

Earnings (loss) before cumulative effect of accounting change	6.6	0.8	6.7	(0.1)
Cumulative effect of accounting change, net of income taxes	—	—	(7.5)	—

Net earnings (loss)	6.6%	0.8%	(0.8)%	(0.1)%

      On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. (“HSA-Texas”), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas (see Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). The acquisitions of the businesses of HSA-Texas and affiliates were accounted for as purchase transactions. The operating results of the acquired entities have been included in the Company’s results of operations since the date of acquisition.

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

      The Company’s recent revenue outlook for the year ending December 31, 2002, as set forth in its July, 2002 press release, estimates revenues from Accounts Payable Services of $425 million, which roughly approximates the aggregate Accounts Payable Services revenues achieved by the two separate organizations in 2001 when taking into account the estimated revenue contributions of the various affiliated companies reacquired by HSA-Texas throughout the course of 2001. Accordingly, the Company intends to ascribe the substantial majority of its 2002 year-over-year Accounts Payable Services revenue growth to its acquisitions of the businesses of HSA-Texas and affiliates. The Company is unable to provide current-year versus prior-year interim comparisons with respect to its historical business since that business was fundamentally reconstituted on January 24, 2002.

Quarter Ended June 30, 2002 Compared to the Corresponding Period of the Prior Year

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note E of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

      Revenues from continuing operations increased $39.1 million or 49.4% to $118.3 million in the second quarter of 2002, up from $79.2 million in the second quarter of 2001. This period-over-period change was comprised primarily of an increase of $37.7 million from the Company’s Accounts Payable Services segment and an increase of $1.4 million from the Other Ancillary Services segment.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment increased 56.3% to $104.8 million during the second quarter of 2002, up from $67.1 million during the comparable period of 2001.

      Domestic revenues from continuing operations, generated by the Company’s Accounts Payable Services segment, increased 46.6% to $76.3 million in the second quarter of 2002, up from $52.1 million in the second quarter of 2001. Revenues from the Company’s domestic retail Accounts Payable Services increased 77.5% to $59.6 million in the second quarter of 2002, up from $33.6 million in the second quarter of 2001. Revenues from the Company’s domestic commercial Accounts Payable Services decreased 9.5% to $16.7 million in the second quarter of 2002, from $18.5 million in the second quarter of 2001. The increase in revenues from domestic retail Accounts Payable Services operations was primarily due to business gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. This increase was partially offset by lower revenues generated by domestic commercial Accounts Payable Services.

      The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve company profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the Company’s auditors with commensurately greater dollars recovered and fees earned. Until the Company can convert a substantial number of its current domestic Accounts Payable Services commercial clients to “broad-scope” audits, annual revenue growth derived from domestic commercial clients is expected to be modest. Although the Company is giving this conversion managerial emphasis, no definitive completion timetable has been established.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 90.3% to $28.5 million in the second quarter of 2002, up from $15.0 million in the second quarter of 2001. This growth in revenues from the international Accounts Payable Services operations was primarily driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe and

Canada, where the majority of the year-over-year increase in revenues from international Accounts Payable Services occurred. Also contributing to the increase to a lesser degree were higher revenues for the Company’s Latin American and Pacific operations resulting from new business generated as the Company continues to expand in these areas.

      Effective January 1, 2000 Meridian adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Based on the guidance in SAB 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. The peak periods for reimbursement of claims, and therefore revenue recognition, typically occur during the first and third quarters of each year. As a result, Meridian historically experiences its highest revenues for each fiscal year during the first and third quarters. Due to processing deadlines for submitting claims to the VAT authorities, Meridian has historically experienced its peak claims processing volumes during the second and fourth quarters of each year. These peak periods of claims processing volumes result in increased cost of revenues for the second and fourth quarters of each year. Due to the impact of the aforementioned cash reimbursement and claims processing cycle, Meridian has historically experienced higher revenues and lower claims processing expenses in the first and third quarters of each year. Conversely, Meridian typically has lower revenues and higher claims processing expenses during the second and fourth quarters of each year.

      Revenues from the Company’s Other Ancillary Services segment increased 10.7% to $13.5 million for the quarter ended June 30, 2002, up from $12.1 million for the comparable period of the prior year. This increase was primarily driven by increases in revenue for the Meridian VAT Reclaim (“Meridian”) operations and the Channel Revenue Operations. The Company’s Meridian operations experienced an increase in revenues of $0.9 million during the quarter ended June 30, 2002, when compared to the quarter ended June 30, 2001. During the first quarter of 2002, Meridian experienced a reduction in cash collections, when compared to the same period of the prior year, due to an elongation in the processing of submitted claims by the European VAT authorities. The increase in revenues for the second quarter of 2002, when compared to the same period of the prior year was due in part to a catch up of refunds from the VAT authorities. Additionally, Channel Revenue experienced an increase in revenues of approximately $0.4 million during the second quarter of 2002 when compared to the second quarter of 2001. The quarter-over-quarter increase in revenues was primarily due to new business. Revenues generated by Communications Services were essentially unchanged for the quarter ended June 30, 2002 when compared to the quarter ended June 30, 2001.

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

      Cost of revenues increased to $68.7 million or 58.1% of revenues in the second quarter of 2002, up from $46.2 million or 58.3% of revenues in the second quarter of 2001.

      Cost of revenues from the Company’s Accounts Payable Services segment increased to $59.1 million or 56.4% of revenues in the second quarter of 2002, an increase from $35.3 million or 52.6% of revenues in the second quarter of 2001.

      Domestically, cost of revenues for Accounts Payable Services increased to $41.8 million or 54.8% of revenues for the second quarter of 2002, up from $27.2 million or 52.3% of revenues for the second quarter of 2001. The increase in cost of revenues for domestic Accounts Payable Services, both on a dollar basis and as a percentage of revenues was primarily due to increases experienced by the Company’s domestic retail Accounts Payable Services operations. Cost of revenues as a percentage of revenues for the domestic retail Accounts Payable Services operations was 53.9% for the three months ended June 30, 2002, up from 51.3% for the comparable period of 2001. Cost of revenues for the Company’s domestic retail Accounts Payable Services increased primarily due to temporarily higher commissions payable to former HSA-Texas auditors on certain audit engagements until those auditors can be fully converted to the Company’s compensation structure.

      Internationally, cost of revenues for Accounts Payable Services was $17.3 million for the quarter ended June 30, 2002 or 60.7% of international revenues from Accounts Payable Services, an increase from $8.1 million or 53.7% of international revenues from Accounts Payable Services in the second quarter of 2001. The year-over-year increase in the cost of revenues as a percentage of revenues for international Accounts Payable Services was driven primarily by the Company’s European operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. As of June 30, 2002, the majority of the European auditors acquired through the acquisitions retained their independent contractor status. As independent contractors, their compensation structure is higher than the compensation structure of the Company’s employee associates. While the Company is working to transition the European independent contractors to employees, there can be no assurance that the Company will be successful.

      Cost of revenues from the Company’s Other Ancillary Services operations was $9.6 million or 71.1% of revenues from Other Ancillary Services for the three months ended June 30, 2002, compared to $10.9 million or 89.8% of revenues from Other Ancillary Services for the three months ended June 30, 2001. This decrease was primarily the result of a decrease in cost of revenues on a dollar basis and as a percentage of revenues for the Meridian operations. Meridian implemented cost savings initiatives during the current year including a streamlining of its workforce.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, results for the quarter ended June 30, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles. For purposes of comparison, goodwill amortization expense totaled $2.4 million for the quarter ended June 30, 2001.

      Selling, general and administrative expenses increased to $35.0 million for the second quarter of 2002, from $28.4 million for the same period of the prior year. On a percentage basis, selling, general and administrative expenses, as a percentage of revenues decreased to 29.5% in the second quarter of 2002, down from 35.9% in the second quarter of 2001.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $16.1 million for the quarter ended June 30, 2002, compared to $16.3 million for the quarter ended June 30, 2001. As a percentage of revenues from Accounts Payable Services, selling general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 15.4% in the second quarter of 2002, down from 24.1% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $9.7 million or 12.7% of revenues from domestic Accounts Payable Services in the second quarter of 2002, down from $12.2 million or 23.3% of revenues from domestic Accounts Payable Services during the same period of the prior year. The quarter-over-quarter improvement in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations resulted from the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142 and a reduction in required bad debt expense, as partially offset by an increase in additional expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates. For purposes of comparison, during the quarter ended June 30, 2001, the Company incurred $1.9 million of goodwill amortization related to domestic Accounts Payable Services.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $6.5 million or 22.7% of revenues in the second quarter of 2002, compared to $4.0 million or 26.7% of revenues from international Accounts Payable

Services in the second quarter of in 2001. On a dollar basis, the increase in selling, general and administrative expenses for international Accounts Payable Services was the result of transitional expenses and non-recurring charges related to realignment and integration activities, which were incurred in the second quarter of 2002, and an incremental increase in other expenses required to support the acquisitions of HSA-Texas and affiliates.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations were $3.4 million or 25.1% of revenues from Other Ancillary Services for the three months ended June 30, 2002, compared to $3.4 million or 28.0% of revenues from Other Ancillary Services for the three months ended June 30, 2001. The Company’s Meridian operations had an increase in selling, general and administrative expenses due primarily to foreign exchange losses related to Meridian’s facility with Barclays bank as a result of the weakening of the U.S. dollar against both the EURO and the British pounds sterling. The increase in selling, general and administrative expenses experienced by Meridian was partially offset by the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142. For purposes of comparison, during the quarter ended June 30, 2001, the Company’s Other Ancillary operations incurred $0.4 million of goodwill amortization.

      Corporate overhead selling, general, and administrative expenses increased to $15.4 million or 13.0% of total revenues from continuing operations in the second quarter of 2002, up from $8.9 million or 11.2% of total revenues from continuing operations during the second quarter of 2001. The increase in corporate overhead selling, general and administrative expenses was due to increased payroll expenses as a result of increased incremental staffing, transitional expenses related to consultancy services for HSA-Texas integration efforts and additional expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 12.4% in the second quarter of 2002, compared to 5.8% in the second quarter of 2001.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services improved to 28.2% in 2002, up from 23.3% in the second quarter of 2001 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services improved to 32.5% in 2002, up from 24.4% in the second quarter of 2001 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased to 16.6% in the second quarter of 2002, from 19.6% in the second quarter of 2001 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 3.9% for the three months ended June 30, 2002, up from an operating loss as a percentage of revenues of 17.8% for the three months ended June 30, 2001. The increase in operating income as a percentage of revenues was due to revenue improvements for Meridian and the Channel Revenue business combined with lower overall expenses as a result of cost saving initiatives implemented by Meridian during the year and no amortization expense for goodwill during the current period as a result of the implementation of SFAS No. 142.

      Interest (Expense), Net. Interest (expense), net for the second quarter of 2002 was $2.4 million, compared to $2.3 million in the second quarter of 2001. The Company’s interest expense for the quarter ended June 30, 2002 is comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility. During the quarter ended June 30, 2002, the Company had lower interest expense on its bank borrowings, when compared to the same period of the prior year. The decrease in interest expense was due to lower principal balances outstanding on bank borrowings and a lower weighted average interest rate. This decrease in interest expense on bank borrowings was offset by interest expense related to the convertible notes (issued in November and December 2001) and interest on the debt acquired as part of the acquisitions in January 2002 of the businesses of HSA-Texas.

      Earnings From Continuing Operations Before Income Taxes and Discontinued Operations. The Company had earnings from continuing operations before income taxes and discontinued operations of $12.2 million in the second quarter of 2002, up from $2.3 million in the second quarter of 2001. As a percentage of total revenues, earnings from continuing operations before income taxes and discontinued operations were 10.3% in the second quarter of 2002 compared to 2.8% in the second quarter of 2001. The year-over-year improvement was due to the increase in revenue stream as the result of adding the HSA-Texas client base, partially offset by incremental infrastructure costs required to support the increased operations in addition to other factors discussed above.

      Income Taxes. The provisions for income taxes for 2002 and 2001 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 36% for the second quarter of 2002 and 53% for the second quarter of 2001. Based on current operating results and forecasted estimates for the remainder of the year, during the quarter ended June 30, 2002, the Company determined that an annualized tax rate of 37% was more reflective of the Company’s estimated effective tax rate for 2002. In accordance with accounting principles generally accepted in the United States of America, the adjustment to the revised estimate of an annualized rate of 37% was recorded during the quarter ended June 30, 2002. The income tax rate for 2002 is lower than in years prior to 2002 due to the impact of the implementation of SFAS No. 142, higher pre-tax earnings levels which served to dilute the impact of non-deductible expense items, and various tax planning strategies.

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

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that the then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q have been reclassified to reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      The Company generated an after-tax loss from discontinued operations related to French Taxation Services in the second quarter of 2001 of $0.5 million.

      During the three months ended June 30, 2001 the Company generated an after-tax loss from discontinued operations that were in the phase-out period of $1.7 million related to Logistics Management Services, the subsequently closed unit within Communications Services and certain costs related to the sale of discontinued operations subsequently retained. As required under accounting principles generally accepted in the United States of America, the $1.7 million was deferred in the 2001 financial statements since the operating loss was estimated at that time to be fully recoverable upon ultimate sale of these businesses.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 64.0 million for the quarter ended June 30, 2002, up from 48.1 million for the quarter ended June 30, 2001. This increase was comprised primarily of outstanding shares issued in conjunction with the acquisitions of the businesses of HSA-Texas and affiliates (see Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

Six Months Ended June 30, 2002 Compared to the Corresponding Period of the Prior Year

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note E of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

      Revenues from continuing operations increased $75.6 million or 49.4% to $228.6 million in the first six months of 2002, up from $153.0 million in the first six months of 2001. This period-over-period improvement was comprised of an increase of $77.7 million from the Company’s Accounts Payable Services segment partially offset by a decrease of $2.1 million from the Other Ancillary Services segment.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment increased 62.3% to $202.4 million during the first six months of 2002, up from $124.7 million during the comparable period of 2001.

      Domestic revenues from continuing operations, generated by the Company’s Accounts Payable Services segment, increased 57.6% to $150.2 million in the first six months of 2002, up from $95.3 million in the first six months of 2001. Revenues from the Company’s domestic retail Accounts Payable Services increased 90.6% to $116.5 million in the first six months of 2002, up from $61.1 million in the first six months of 2001. Revenues from the Company’s domestic commercial Accounts Payable Services decreased 1.5% to $33.7 million in the first six months of 2002, down from $34.2 million in the first six months of 2001. The increase in revenues from domestic Accounts Payable Services operations was primarily due to business gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. This increase was partially offset by lower revenues generated by domestic commercial Accounts Payable Services.

      The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve company profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the Company’s auditors with commensurately greater dollars recovered and fees earned. Until the Company can convert a substantial number of its current domestic Accounts Payable Services commercial clients to “broad-scope” audits, annual revenue growth derived from domestic commercial clients is expected to be modest. Although the Company is giving this conversion managerial emphasis, no definitive completion timetable has been established.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 77.6% to $52.2 million in the first six months of 2002, up from $29.4 million in the first six months of 2001. This growth in revenues from the international Accounts Payable Services operations was driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe and Canada, where the majority of the year-over-year increase in revenues from international Accounts Payable occurred. Also contributing to the increase to a lesser degree were increased revenues for the Company’s Latin American operations resulting from new business generated as the Company continues to expand internationally.

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

      Revenues from the Company’s Other Ancillary Services segment decreased 7.2% to $26.2 million for the six months ended June 30, 2002, down from $28.3 million for the comparable period of the prior year. This decrease was primarily driven by decreases in revenue for the Communications Services operations. The Company’s Communications Services operations experienced a decrease in revenues of approximately $2.1 million during the first six months of 2002, when compared to the same period of the prior year, primarily as a result of a decline in one specific product line of the division. Revenues generated by the Company’s Meridian and Channel Revenue operations for the six months ended June 30, 2002 were relatively in line with revenues for the same period of the prior year.

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

      Cost of revenues increased to $131.9 million or 57.7% of revenues in the first six months of 2002, up from $87.9 million or 57.4% of revenues in the first six months of 2001.

      Cost of revenues from the Company’s Accounts Payable Services segment increased to $113.9 million or 56.3% of revenues in the first six months of 2002, an increase from $66.5 million or 53.3% of revenues in the first six months of 2001.

      Domestically, cost of revenues for Accounts Payable Services increased to $82.0 million or 54.6% of revenues for the first six months of 2002, up from $50.7 million or 53.2% for the first six months of 2001. Cost of revenues for the domestic retail Accounts Payable Services was 53.7% for the six months ended June 30, 2002, compared to 52.6% for the same period of 2001. Cost of revenues as a percentage of revenues for the Company’s domestic retail Accounts Payable Services increased primarily due to temporarily higher commissions payable to former auditors on certain audit engagements until those auditors can be fully converted to the Company’s compensation structure. Domestic commercial Accounts Payable Services cost of revenues increased by $0.3 million for the six months ended June 30, 2002, compared to the same period of the prior year.

      Internationally, cost of revenues for Accounts Payable Services was $31.9 million for the quarter ended June 30, 2002 or 61.2% of international revenues from Accounts Payable Services, an increase from $15.8 million or 53.6% of international revenues from Accounts Payable Services in the first six months of 2001. The year-over-year increase in the cost of revenues as a percentage of revenues for international Accounts Payable Services was driven by the Company’s European operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. As of June 30, 2002, the majority of the European auditors acquired through the acquisitions retained their independent contractor status. As independent contractors, their compensation structure is higher than the compensation structure of the Company’s employee associates who are employees. While the Company is working to transition the European independent contractors to employees, there can be no assurance that the Company will be successful. The dollar increase in international Accounts Payable services operations was also impacted slightly by the Company’s Latin American operations. Latin America experienced an increase in cost of revenues due to increased payroll expense as additional auditors were hired to support the increase in clients. New auditors in newly expanding markets are brought on at a fixed compensation rate resulting in higher cost of revenues as a percentage of revenues during the ramp up period. After the ramp up period, these auditors are transitioned to a variable based compensation structure.

      Cost of revenues from the Company’s Other Ancillary Services operations was $18.0 million or 68.6% of revenues from Other Ancillary Services for the six months ended June 30, 2002, compared to $21.4 million or 75.6% of revenues from Other Ancillary Services for the six months ended June 30, 2001. This percentage decrease was primarily the result of a decrease in cost of revenues as a percentage of revenues for Meridian operations partially offset by an increase in cost of revenues as a percentage of revenues for Communications Services. Meridian implemented cost savings initiatives during the first six months of 2002 including a streamlining of the workforce. Communications Services auditors are predominately salaried. Therefore even though Communications Services experienced a decrease in cost of revenues on a dollar basis due primarily to overall reduced staffing levels, this unit experienced an increase in cost of revenues as a percentage of revenues, due to costs being spread over a lower revenue base.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Effective January 1, 2002, the Company became subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, results for the six months ended June 30, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles. For purposes of comparison, goodwill amortization expense totaled $4.7 million for the six months ended June 30, 2001.

      Selling, general and administrative expenses increased to $71.1 million for the first six months of 2002, from $57.5 million for the same period of the prior year. On a percentage basis, selling, general and administrative expenses, as a percentage of revenues decreased to 31.1% in the first six months of 2002, down from 37.6% in the first six months of 2001.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $33.5 million for the six months ended June 30, 2002, up from $32.5 million for the first six months of 2001. As a percentage of revenues from Accounts Payable Services, selling general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 16.5% in the first six months of 2002, down from 26.1% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $19.5 million or 13.0% of revenues from domestic Accounts Payable Services in the first six months of 2002, down from $23.2 million or 24.3% of revenues from domestic Accounts Payable Services during the same period of the prior year. The period-over-period improvement in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations resulted from the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142 and a reduction in required bad debt expense as partially offset by an increase in additional expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates. For purposes of comparison, during the six months ended June 30, 2001, the Company incurred $3.9 million of goodwill amortization related to domestic Accounts Payable Services.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $14.0 million or 26.8% of revenues in the first six months of 2002, compared to $9.3 million or 31.7% of revenues from international Accounts Payable Services in the first six months of in 2001. The year-over-year increase in selling, general and administrative expenses for international Accounts Payable Services was the result of transitional expenses and non-recurring charges related to realignment and integration activities, which were incurred in the first six months of 2002 and an overall increase in bad debt expense for the Company’s international Accounts Payable Services operations, and an incremental increase in other expenses required to support the acquisitions of HSA-Texas and affiliates.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations decreased to $5.2 million or 19.7% of revenues from Other Ancillary Services for the six months ended June 30, 2002, down from $6.4 million or 22.7% of revenues from Other Ancillary Services for the six months ended June 30, 2001. The period-over-period improvement in selling, general and administrative expenses for the Company’s Other Ancillary Services resulted from the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142 and a reduction in required bad debt expense related to the Communication Services operations. For purposes of comparison, during the six months ended June 30, 2001, the Company’s Other Ancillary operations incurred $0.8 million of goodwill amortization.

      Corporate overhead selling, general, and administrative expenses increased to $32.5 million or 14.2% of total revenues from continuing operations in the first six months of 2002, up from $18.6 million or 12.1% of total revenues from continuing operations during the first six months of 2001. The increase in corporate overhead selling, general and administrative expenses was due to transitional expenses related to consultancy services for HSA-Texas integration efforts, amortization of certain intangible assets with finite lives that were assigned a value as part of the acquisitions of the businesses of HSA-Texas and affiliates, payroll expenses as a result of increased incremental staffing and expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 11.2% in the first six months of 2002, compared to 5.0% in the first six months of 2001.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services improved to 27.2% in the first six months of 2002, up from 20.6% in the first six months of 2001 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services improved to 32.4% in the first six months of 2002, up from 22.4% in the first six months of 2001 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased to 12.0% in the first six months of 2002, from 14.7% in the first six months of 2001 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 11.7% for the six months ended June 30, 2002, up from 1.7% for the six months ended June 30, 2001 for the reasons discussed above.

      Interest (Expense), Net. Interest (expense), net for the first six months of 2002 was $4.7 million, down slightly from $4.8 million in the first six months of 2001. The Company’s interest expense for the six months ended June 30, 2002 is comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility. During the six months ended June 30, 2002, the Company had lower interest expense on its bank borrowings, when compared to the same period of the prior year. The decrease in interest expense was due to lower principal balances outstanding on bank borrowings and a lower weighted average interest rate. This decrease in interest expense on bank borrowings was offset by interest expense related to the convertible notes (issued in November and December 2001) and interest on the debt acquired as part of the acquisitions in January 2002 of the businesses of HSA-Texas.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. The Company had earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change of $20.9 million in the first six months of 2002, up from $2.8 million in the first six months of 2001. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 9.1% in the first six months of 2002 compared to 1.8% in the first six months of 2001. This increase was due to an increase in the revenues as a result of the acquisition of the businesses of HSA-Texas and affiliates, partially offset by minimal incremental infrastructure costs required to support the increased operations in addition to other factors discussed above.

      Income Taxes. The provisions for income taxes for 2002 and 2001 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37% for the first six months of 2002 and 53% for the first six months of 2001. The 37% rate is lower than in years prior to 2002 due to the impact of the implementation of SFAS No. 142, higher pre-tax earnings levels which served to dilute the impact of non-deductible expense items, and various tax planning strategies.

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

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q have been reclassified to reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      The Company generated an after-tax loss from discontinued operations related to French Taxation Services in the first six months of 2001 of $1.4 million.

      During the quarter ended March 31, 2002, the Company recognized a net after-tax gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to re-instate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

      During the six months ended June 30, 2001 the Company generated an after-tax loss from discontinued operations that were in the phase-out period of $2.6 million related to Logistics Management Services, the subsequently closed unit within Communications Services and certain costs related to the sale of discontinued operations subsequently retained. As required under accounting principles generally accepted in the United States of America, the $2.6 million was deferred in the 2001 financial statements since the operating loss was estimated at that time to be fully recoverable upon ultimate sale of these businesses.

      Cumulative Effect of Accounting Change. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 61.7 million for the six months ended June 30, 2002, up from 48.1 million for the six months ended June 30, 2001. This increase was comprised primarily of outstanding shares issued in conjunction with the acquisitions of the businesses of HSA-Texas and affiliates (see Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

Liquidity and Capital Resources

      Net cash provided by operating activities was $8.9 million in the six months ended June 30, 2002 compared to net cash used in operating activities of $4.1 million in the six months ended June 30, 2001.

      Net cash used in investing activities was $10.6 million in the six months ended June 30, 2002 and $5.7 million in the six months ended June 30, 2001. Cash used in investing activities during the six months ended June 30, 2002 related primarily to capital expenditures of approximately $14.6 million, partially offset by $4.0 million in cash on hand provided by HSA-Texas and affiliates at the time of their acquisitions.

      Net cash used in financing activities was $17.9 million in the six months ended June 30, 2002 versus $5.5 million provided by financing activities in the six months ended June 30, 2001. The net cash used in financing activities during the six months ended June 30, 2002 related primarily to the repayment of certain indebtedness acquired in the acquisitions of the business of HSA-Texas and affiliates and net repayments of notes payable offset by borrowings under the Company’s credit facility to fund a portion of the payments and cash provided from common stock issuances related to the exercise of vested stock options.

      Net cash used in discontinued operations was $7.3 million in the first six months of 2001. In total, during the first six months of 2001, the Company paid $7.3 million in cash and issued $4.8 million in restricted unregistered shares of the Company’s common stock related to the Groupe AP earnout. Groupe AP was part of the French Taxation Services business that was sold in December 2001.

      On December 31, 2001, the Company retired the then-existing $200.0 million senior bank credit facility and replaced it with a three-year $75.0 million senior bank credit facility. $55.0 million of the facility is syndicated between three banking institutions led by Bank of America, N.A. as agent for the group. The Company has been working with Bank of America, N.A. to syndicate the remaining $20.0 million of the credit facility. As of July 31, 2002, the Company determined that the remaining unsyndicated $20.0 million of the senior bank credit facility could not be syndicated at terms acceptable to the Company. The Company further determined that it will not require the remaining $20.0 million of credit facility capacity to fund its operations and would probably not be able to access such $20.0 million in any event due to accounts receivable borrowing base limitations. Therefore, the senior bank credit facility is in the final stages of being reduced to $55.0 million.

      Borrowings under the new credit facility are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the new senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or LIBOR at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At June 30, 2002, the Company was in compliance with all such covenants. At June 30, 2002, the Company had approximately $20.3 million of borrowings outstanding and a $3.0 million USD equivalent standby letter of credit under the new senior bank credit facility and an accounts receivable borrowing base of $50.0 million, which therefore permitted up to $26.7 million in additional borrowings as of that date.

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

      Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company’s common stock and the assumption of certain HSA-Texas liabilities. In addition, options to purchase approximately 1.1 million shares of the Company’s common stock were issued in exchange for outstanding HSA-Texas options. The Company’s available cash balances and new senior bank credit facility were used to fund closing costs related to the acquisitions of the businesses of HSA-Texas and affiliates and to repay certain indebtedness of HSA-Texas.

      Through June 30, 2000, the Company acquired 24 recovery audit firms. The Company intends to significantly limit future business acquisitions to those having compelling strategic importance. There can be no assurance, however, that the Company will be successful in consummating further acquisitions due to factors such as receptivity of potential acquisition candidates and valuation issues. Additionally, there can be no assurance that future acquisitions, if consummated, can be successfully assimilated into the Company.

      During 2002, the Company expects to incur non-recurring expenses currently estimated at $30.0 million relating to the integration of HSA-Texas and affiliates. Of the total expenses the Company anticipates incurring, approximately $10.0 million consists of one-time charges related to employee severances and costs associated with the elimination of duplicate facilities and facilities relocations (including a planned relocation of the Company’s executive offices). Transition expenses, which represent costs in the process of being eliminated over the course of the year, are currently estimated at $20.0 million and relate primarily to centralization of information technology functions, employment of duplicate personnel for a transition period, amortization of certain intangibles with two month lives that were assigned a value as part of the HSA-Texas acquisitions, and consultancy services related to integration execution. During the first six months of 2002, the Company incurred approximately $15.8 million in non-recurring expenses relating to the integration of HSA-Texas and affiliates. The Company believes that these additional costs have been appropriately contemplated in its publicly communicated earnings outlook for 2002, as set forth in its July 31, 2002 press release.

      The Company anticipates making capital expenditures of approximately $20.0 million in 2002. Capital expenditures for the six months ended June 30, 2002 were approximately $14.6 million.

      The Company believes that its working capital, availability under its senior bank credit facility and cash flow generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2003.

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

New Accounting Standards

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year, which begins January 1, 2003 and does not believe that it will materially affect its reported results of operations, or financial condition upon adoption.

      In June 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that adoption of this pronouncement will materially affect its reported financial condition, but does believe it probable that the $1.5 million after-tax charge it recorded in the fourth quarter of 2001 resulting from the early termination of its former $200.0 million senior credit facility will be reclassified from an extraordinary item to an operating expense.

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

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties, including without limitation, (1) statements regarding the Company’s estimated 2002 revenues, (2) statements that contain projections of the Company’s future results of operations or of the Company’s future financial condition, (3) statements regarding synergies and increased market strength (4) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (5) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Such risk and uncertainties include, without limitation, the following:

•	the Company may not be able to successfully integrate Howard Schultz and Associates International, Inc. (“HSA-Texas”) and achieve the planned post-acquisition synergy cost savings due to unexpected costs, loss of former HSA-Texas auditors and other personnel, loss of revenue with respect to shared clients and other reasons;

•	if the recent economic slowdown continues, the Company’s clients may not return to previous purchasing levels, and as a result the Company may be unable to recognize anticipated revenues;

•	the bankruptcy of any of the Company’s larger clients, including without limitation, potential negative effects of the recent Kmart bankruptcy filing could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	since the businesses comprising the Other Ancillary Services segment were operated prior to January 24, 2002 primarily for the purpose of preparing them for sale, they may require additional time and effort of Company executives and additional Company resources to help them achieve desired profitability and may distract management from its focus on the Company’s core Accounts Payable Services business, and there is no guaranty that the Company can operate these businesses efficiently and profitably;

•	the previously announced intention to dispose of the discontinued operations has in some instances resulted in the loss of key personnel and diminished operating results in such operations which may be difficult to reverse going forward;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology and e-commerce may not benefit our business;

•	the Company’s Accounts Payable Services businesses may not grow as expected;

•	the Company may not be able to increase the number of clients utilizing broad-scope audits;

•	the Company’s international expansion may prove unprofitable;

•	the Company may not be able to effectively manage its business during the business integration of HSA-Texas and affiliates;

•	the possibility of an adverse judgment in pending securities litigation;

•	potential timing issues that could delay revenue recognition;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us; and

•	other risk factors detailed in our Securities and Exchange Commission filings, including the Company’s prospectus dated April 24, 2002, as filed with the Securities and Exchange Commission on April 25, 2002.

      There may be events in the future, however, that the Company cannot accurately predict or over which the Company has no control. The risk factors listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted as risk factors above and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of the LIBOR interest rate. In this regard, changes in the interest rate affect the interest earned on our cash equivalents as well as interest paid on our debt. At June 30, 2002, we had approximately $20.3 million of long-term variable-rate debt outstanding. At June 30, 2002, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million, which bear interest at 4.75% per annum and approximately $11.1 million of current installments of long-term fixed rate debt at various interest rates that range from 5.5% to 6.7%. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates during the six months ended June 30, 2002 would have resulted in approximately a $0.5 million change in pre-tax income.

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

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      At the annual meeting of shareholders held on May 15, 2002, the shareholders of the Company took the following actions:

1. The holders of common stock elected the following four Class III directors for terms of office expiring at the 2005 annual meeting of shareholders as follows:

		Abstentions/
Name	For	Votes Withheld

Arthur N. Budge, Jr.	57,871,918	710,871
N. Colin Lind	57,833,578	749,211
Thomas S. Robertson	57,836,607	746,182
Jackie M. Ward	57,821,892	760,897

2. The holders of common stock approved an amendment to the Company’s Articles of Incorporation to provide that shareholders may only remove directors for cause. The vote was 44,624,464 for the amendment, 6,236,661 against, with 46,865 abstentions/votes withheld.

3. The holders of common stock rejected a shareholder proposal which recommended that the Company redeem the Shareholder Protection Rights Agreement (the “Rights Plan”), unless approved by the affirmative vote of a majority of shares of the Company entitled to vote at a meeting of shareholders held as soon as practicable. The vote was 19,563,017 for the proposal, 31,264,225 against, with 78,748 abstentions/votes withheld.

4. The holders of common stock approved an increase in the number of shares available for issuance under the Company’s Stock Incentive Plan by 1,750,000 shares. The vote was 44,450,262 for the increase, 6,099,425 against, with 349,556 abstentions/votes withheld.

5. The holders of common stock approved an increase in the number of shares available for issuance under the Company’s Employee Stock Purchase Plan by 1,500,000 shares. The vote was 48,391,798 for the increase, 2,259,615 against, with 344,577 abstentions/votes withheld.

The following Class I, Class II and Class III members of the Board of Directors continued their terms of office following the meeting: John M. Cook, Stanley B. Cohen, Jonathan Golden, Garth H. Greimann, Andrew Schultz, Howard Schultz, Nathan A. Levine, E. James Lowrey and John M. Toma.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant.
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/ A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	First Amendment to Shareholder Protection Rights Agreement dated as of March 12, 2002 between the Registrant and Rights Agent, effective May 15, 2002.
10.1	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002.
10.2	Amendment to Employment Agreement, as amended, between Mr. John M. Toma and Registrant, dated May 14, 2002.
10.3	Amended Stock Incentive Plan.
10.4	Amended HSA-Texas Stock Option Plan.
99.1	Certification.

      (b) Reports on Form 8-K

      The registrant filed two reports on Form 8-K during the quarter ended June 30, 2002:

(1)	Form 8-K/ A supplying the Audited Financial Statements of Howard Schultz & Associates International, Inc. and certain of its affiliates was filed on April 3, 2002.

(2)	Form 8-K filing previously issued press releases was filed on May 2, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                               PRG-SCHULTZ INTERNATIONAL, INC.

August 9, 2002	By: /s/ JOHN M. COOK

John M. Cook
President and Chief
Executive Officer
(Principal Executive Officer)

August 9, 2002	By: /s/ DONALD E. ELLIS, JR.

Donald E. Ellis, Jr.
Executive Vice President — Finance,
Chief Financial Officer
and Treasurer
(Principal Financial Officer)