Form 10-Q
period 2002-09-30
PRG SCHULTZ INTERNATIONAL INC
filed 2002-11-13
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No☐

      Common shares of the registrant outstanding at October 31, 2002 were 63,336,271.

INDEX
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
EX-4.3 SECOND AMENDMENT TO SHAREHOLDER
EX-10.1 FIRST OPTION AGREEMENT
EX-10.2 SECOND OPTION AGREEMENT
EX-10.3 SUBORDINATION AGREEMENT
EX-10.4 SUBORDINATION AGREEMENT
EX-10.5 CONSENT AND AMENDMENT AGREEMENT
EX-10.6 AMENDED AND RESTATED STANDSTILL AGREEMENT
EX-10.7 INVESTOR RIGHTS AGREEMENT
EX-10.8 REGISTRATION RIGHTS AGREEMENT
EX-10.9 REGISTRATION RIGHTS AGREEMENT
EX-10.10 SECOND AMENDMENT TO CREDIT AGREEMENT
EX-10.11 THIRD AMENDMENT TO CREDIT AGREEMENT
Certification

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended September 30, 2002

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)

	(Amounts in thousands, except per share data)
Revenues	$116,116	$74,690	$344,699	$227,652
Cost of revenues	64,758	42,528	196,695	130,401
Selling, general and administrative expenses	34,097	27,341	105,187	84,800

Operating income	17,261	4,821	42,817	12,451
Interest (expense), net	(2,484)	(2,969)	(7,158)	(7,798)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	14,777	1,852	35,659	4,653
Income taxes	5,468	978	13,194	2,457

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	9,309	874	22,465	2,196
Discontinued operations (Note B):
Gain (loss) from discontinued operations, net of income tax benefit of $(113) and $(1,392) in 2001	—	140	—	(1,303)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase-out period, net of income tax expense (benefit) of $265 and $9,604 in 2002 and $(4,595) in 2001	406	(28,807)	2,716	(28,807)

Earnings (loss) from discontinued operations	406	(28,667)	2,716	(30,110)

Earnings (loss) before cumulative effect of accounting change	9,715	(27,793)	25,181	(27,914)
Cumulative effect of accounting change, net of income tax benefit of $(11,118) in 2002 (Note C)	—	—	(17,208)	—

Net earnings (loss)	$9,715	$(27,793)	$7,973	$(27,914)

Basic earnings (loss) per share (Note D):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.14	$0.02	$0.36	$0.05
Discontinued operations	0.01	(0.59)	0.04	(0.63)
Cumulative effect of accounting change	—	—	(0.27)	—

Net earnings (loss)	$0.15	$(0.57)	$0.13	$(0.58)

Diluted earnings (loss) per share (Note D):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.13	$0.02	$0.32	$0.05
Discontinued operations	—	(0.58)	0.03	(0.62)
Cumulative effect of accounting change	—	—	(0.21)	—

Net earnings (loss)	$0.13	$(0.56)	$0.14	$(0.57)

Weighted-average shares outstanding (Note D):
Basic	64,362	48,414	62,616	48,182

Diluted	81,861	49,338	80,099	48,678

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(Amounts in thousands,
	except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$24,579	$33,334
Receivables:
Contract receivables, less allowance for doubtful accounts of $5,901 in 2002 and $7,002 in 2001.	67,142	52,851
Employee advances and miscellaneous receivables, less allowance of $3,809 in 2002 and $2,796 in 2001.	5,492	4,917

Total receivables	72,634	57,768

Funds held for client obligations	8,894	8,784
Prepaid expenses and other current assets	5,427	4,860
Deferred income taxes	12,443	21,216

Total current assets	123,977	125,962

Property and equipment:
Computer and other equipment	65,706	52,399
Furniture and fixtures	7,496	5,358
Leasehold improvements	9,966	7,355

	83,168	65,112
Less accumulated depreciation and amortization	47,919	40,583

Property and equipment, net	35,249	24,529

Noncompete agreements, less accumulated amortization of $358 in 2002 and $7,655 in 2001.	117	188
Deferred loan costs, less accumulated amortization of $336 in 2002 and $-0- in 2001.	1,098	875
Goodwill, less accumulated amortization of $27,577 in 2001.	372,382	196,820
Intangible assets, less accumulated amortization of $2,700 in 2002.	36,610	—
Deferred income taxes	25,336	20,048
Other assets	3,617	10,838

	$598,386	$379,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$11,564
Current installments of long-term debt	10,355	20
Obligations for client payables	8,894	8,784
Accounts payable and accrued expenses	25,022	23,937
Accrued payroll and related expenses	51,178	37,089
Deferred revenue	2,501	4,581

Total current liabilities	97,950	85,975
Long-term debt, excluding current installments	34,773	—
Convertible notes, net of unamortized discount of $3,703 in 2002 and $3,834 in 2001.	121,297	121,166
Deferred compensation	4,529	4,024
Other long-term liabilities	653	—

Total liabilities	259,202	211,165

Shareholders’ equity (Notes H, I and J):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001.	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001.	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,213,096 shares in 2002 and 51,206,610 shares in 2001.	67	51
Additional paid-in capital	491,286	320,126
Accumulated deficit	(115,773)	(123,746)
Accumulated other comprehensive loss	(2,071)	(6,385)
Treasury stock at cost, 3,882,158 shares in 2002 and 2,435,990 shares in 2001.	(33,634)	(21,024)
Unearned portion of restricted stock	(691)	(927)

Total shareholders’ equity	339,184	168,095

Commitments and contingencies (Note J)
	$598,386	$379,260

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$7,973	$(27,914)
Earnings (loss) from discontinued operations	(2,716)	30,110
Cumulative effect of accounting change	17,208	—

Earnings from continuing operations	22,465	2,196
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	14,380	16,760
Loss on sale of property and equipment	(10)	—
Restricted stock compensation expense	183	252
Deferred compensation expense	505	(1,319)
Deferred income taxes	6,076	—
Income tax benefit on stock option exercises	2,868	675
Changes in assets and liabilities (net of effects of acquisitions):
Receivables	(2,855)	420
Prepaid expenses and other current assets	131	(382)
Other assets	(397)	(16)
Accounts payable and accrued expenses	(10,925)	(2,295)
Accrued payroll and related expenses	427	(3,329)
Deferred revenue	(4,436)	(2,485)
Other long-term liabilities	(896)	(715)

Net cash provided by operating activities	27,516	9,762

Cash flows from investing activities:
Purchases of property and equipment	(19,412)	(5,383)
Acquisitions of businesses, net of cash acquired	4,023	(4,541)

Net cash used in investing activities	(15,389)	(9,924)

Cash flows from financing activities:
Net borrowings (repayments) of notes payable	(13,464)	502
Net repayments of long-term debt	(3,208)	(1,328)
Payments for deferred loan costs	(559)	(842)
Payments for issuance costs on convertible notes	(522)	—
Net proceeds from common stock issuances	8,600	3,992
Purchase of treasury shares	(12,677)	—

Net cash provided by (used in) financing activities	(21,830)	2,324

Net cash provided by (used in) discontinued operations	416	(11,097)
Effect of exchange rates on cash and cash equivalents	532	(69)

Net change in cash and cash equivalents	(8,755)	(9,004)
Cash and cash equivalents at beginning of period	33,334	18,748

Cash and cash equivalents at end of period	$24,579	$9,744

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,242	$6,369

Cash paid during the period for income taxes, net of refunds received	$3,538	$(345)

Supplemental disclosure of noncash investing and financing activities:
During the nine months ended September 30, 2002 and 2001, the Company made payments related to acquisitions as follows:
Fair value of assets acquired	$264,164	$—
Cash paid for the acquisitions, net of cash acquired	4,023	—
Transactions costs	(11,191)	—
Fair value of shares issued for acquisitions	(159,762)	—

Liabilities assumed	$97,234	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10- K for the year ended December 31, 2001.

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

      Certain reclassifications have been made to 2001 amounts to conform to the presentation in 2002. These reclassifications include the reclassification of certain former discontinued operations subsequently retained, as discussed in Note B(4).

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

      The non-core businesses that were divested and a unit that was closed within the Communications Services business were comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisitions were accounted for as purchases with collective consideration paid of $78.0 million in cash and 4,293,049 restricted, unregistered shares of the Company’s common stock.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Condensed Consolidated Financial Statements (Unaudited) reflect Logistics Management Services, a unit that was closed within Communications Services, and French Taxation Services as discontinued operations for all periods presented.

      During the three and nine months ended September 30, 2001, revenues from discontinued operations related to French Taxation Services were $9.9 million and $27.6 million, respectively. The Company generated an after-tax gain (loss) from discontinued operations related to French Taxation Services in the three and nine months ended September 30, 2001 of $0.1 million and $(1.3) million, respectively. The gain (loss) from discontinued operations excludes general corporate overhead but includes interest on debt and an allocation of the interest on the Company’s general credit facility. Interest expense allocated to discontinued operations related to French Taxation Services was $0.7 million and $2.1 million, respectively, during the three and nine months ended September 30, 2001.

      During the three and nine months ended September 30, 2001, revenues from discontinued operations that were in the phase-out period consisted of revenues from Logistics Management Services and the subsequently closed unit within the Communications Services operations, which together produced $4.1 million and $14.2 million in revenues, respectively. Additionally, the Company generated an after-tax loss from discontinued operations that were in the phase-out period of $1.3 million and $3.9 million, for the three and nine month period ended September 30, 2001, respectively, related to Logistics Management Services, the subsequently closed unit within Communications Services and certain costs related to the sale of discontinued operations subsequently retained. The loss from discontinued operations excludes general corporate overhead but includes interest on debt and an allocation of the interest on the Company’s general credit facility. Interest income from discontinued operations, net of interest expense allocated to the discontinued operations that were in the phase-out-period, was $0.2 million and $1.1 million, respectively, during the three and nine months ended September 30, 2001.

      As required under accounting principles generally accepted in the United States of America, during 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of then prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the then discontinued operations, the Company concluded as of September 2001 that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. As required under accounting principles generally accepted in the United States of America, net losses from the Logistics Management Services segment and the subsequently closed unit within the Communications Services business for the six months ended June 30, 2001 had been deferred since they were expected at that time to be fully recoverable upon ultimate sale of these businesses. Therefore, these losses have been included as part of the one-time, non-cash, after tax charge. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the then discontinued operations, estimated net earnings (losses) from the then discontinued operations for the year ending December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment which was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment. Additionally, the $31.0 million charge included approximately $(2.2) million in net earnings (losses) for discontinued operations that were subsequently retained. Discontinued operations subsequently retained have been included in continuing operations for all periods presented. See (4) below.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (1) Sale of Discontinued Operations — Logistics Management Services in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded gross sale proceeds of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over the next four years. This transaction resulted in an estimated loss on the sale of approximately $19.1 million, before future contingent consideration, which was included as part of the $31.0 million after-tax charge recorded by the Company during the third quarter of 2001.

      During the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

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

     (4) Certain Former Discontinued Operations Subsequently Retained in 2002

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) have been reclassified to reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented. Therefore, the 2001 results presented are not necessarily comparable to those previously reported.

      Selected financial information for these discontinued operations subsequently retained is as follows (in thousands):

December 31,
2001

Current assets	$18,716
Total assets	72,700
Total current liabilities	36,860
Total liabilities	36,860

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2001	2001

Revenues	$13,077	$41,353
Operating income	237	717

      During the quarter ended March 31, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to consolidate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

Note C — Accounting for Goodwill and Other Intangible Assets

      SFAS No. 142, Accounting for Goodwill and Other Intangible Assets was issued in July 2001 and has been adopted by the Company effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Prior to the adoption of SFAS 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. SFAS No. 142 required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

      The following table sets forth the computations of basic and diluted earnings per share for continuing operations for the three and nine months ended September 30, 2002 and 2001 as if there had been no goodwill amortization for the three and nine months ended September 30, 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Reported earnings from continuing operations before discontinued operations	$9,309	$874	$22,465	$2,196
Add back: Goodwill amortization, net of tax expense of $748 and $2,242 in 2001.	—	1,618	—	4,848

Adjusted earnings from continuing operations before discontinued operations	$9,309	$2,492	$22,465	$7,044

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share from continuing operations before discontinued operations:
Reported earnings per share from continuing operations before discontinued operations	$0.14	$0.02	$0.36	$0.05
Add back: Goodwill amortization	—	0.03	—	0.10

Adjusted basic earnings per share from continuing operations before discontinued operations	$0.14	$0.05	$0.36	$0.15

Diluted earnings per share from continuing operations before discontinued operations:
Reported earnings per share from continuing operations before discontinued operations	$0.13	$0.02	$0.32	$0.05
Add back: Goodwill amortization	—	0.03	—	0.10

Adjusted diluted earnings per share from continuing operations before discontinued operations	$0.13	$0.05	$0.32	$0.15

      The following table reconciles net goodwill balances by reportable operating segment, and in total, from December 31, 2001 to September 30, 2002.

	Accounts	Other
	Payable	Ancillary
	Services	Services	Total

Balance at December 31, 2001	$160,248	$36,572	$196,820
Impairment losses at adoption of SFAS No. 142 (pre-tax)	—	(28,326)	(28,326)
Goodwill acquired during the period	203,730	—	203,730
Foreign currency translation	158	—	158

Balance at September 30, 2002.	$364,136	$8,246	$372,382

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note D — Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2002 and 2001 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Numerator for basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$9,309	$874	$22,465	$2,196
Discontinued operations	406	(28,667)	2,716	(30,110)
Cumulative effect of accounting change	—	—	(17,208)	—

Earnings (loss) for purposes of computing basic earnings (loss) per share	$9,715	$(27,793)	$7,973	$(27,914)

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$9,309	$874	$22,465	$2,196
After-tax interest expense, including amortization of discount, on convertible notes	1,044	—	3,101	—

Earnings for purposes of computing diluted earnings per share from continuing operations	10,353	874	25,566	2,196
Discontinued operations	406	(28,667)	2,716	(30,110)
Cumulative effect of accounting change	—	—	(17,208)	—

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$10,759	$(27,793)	$11,074	$(27,914)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	64,362	48,414	62,616	48,182
Effect of dilutive securities:
Employee stock options	1,349	924	1,333	496
Convertible notes	16,150	—	16,150	—

Denominator for diluted earnings (loss) per share	81,861	49,338	80,099	48,678

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.14	$0.02	$0.36	$0.05
Discontinued operations	0.01	(0.59)	0.04	(0.63)
Cumulative effect of accounting change	—	—	(0.27)	—

Net earnings (loss)	$0.15	$(0.57)	$0.13	$(0.58)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.13	$0.02	$0.32	$0.05
Discontinued operations	—	(0.58)	0.03	(0.62)
Cumulative effect of accounting change	—	—	(0.21)	—

Net earnings (loss)	$0.13	$(0.56)	$0.14	$(0.57)

      For the three months ended September 30, 2002 and 2001, 0.9 million and 1.6 million stock options, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect. For the nine months ended September 30, 2002 and 2001, 1.0 million and 3.5 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

          Communications Services

The Communications Services business analyzes its clients’ current telecommunications invoices, routing patterns and usage volumes in order to facilitate clients’ chargeback methodologies within their internal organization. It also applies its specialized expertise to historical client telecommunications records to identify and recover refunds of previous overpayments. The Communications Services business also provides expense management services such as invoice processing and call accounting.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

          Channel Revenue

The Channel Revenue (formerly “Ship & Debit”) business provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies.

  Corporate Support

      Corporate support represents the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Other Ancillary Services.

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

Three Months Ended September 30, 2002
Revenues	$101,854	$14,262	$—	$116,116
Operating income	28,399	3,200	(14,338)	17,261
Three Months Ended September 30, 2001
Revenues	$61,613	$13,077	$—	$74,690
Operating income	12,481	237	(7,897)	4,821
Nine Months Ended September 30, 2002
Revenues	$304,201	$40,498	$—	$344,699
Operating income	83,362	6,281	(46,826)	42,817
Nine Months Ended September 30, 2001
Revenues	$186,299	$41,353	$—	$227,652
Operating income	38,178	717	(26,444)	12,451

Note F — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three month periods ended September 30, 2002 and 2001, the Company’s consolidated comprehensive income (loss) was $9.8 million and $(27.4) million, respectively. For the nine month periods ended September 30, 2002 and 2001, the Company’s consolidated comprehensive income (loss) was $9.7 million and $(28.2) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note G — Cash Equivalents and Financial Instruments

  Cash Equivalents

      Cash equivalents at September 30, 2002 and December 31, 2001 included $1.0 million and $21.4 million, respectively, of temporary investments held at U.S. banks. At September 30, 2002 and December 31, 2001,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of the Company’s subsidiaries held $2.4 million and $3.0 million, respectively, in temporary investments at international banks.

     Financial Instruments

      A foreign subsidiary of the Company has certain payables denominated in a currency other than its functional currency, the Brazilian Real. Due to recent market conditions, particularly related to fluctuations in the U.S. dollar in relation to the Brazilian Real, during the third quarter of 2002, the Company’s foreign subsidiary entered into a non-deliverable forward contract to hedge a portion of its foreign currency exposure to the U.S. dollar in relation to the Brazilian Real.

      The forward contract has been accounted for in accordance with SFAS No, 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133, as amended, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

      The forward contract that the Company’s foreign subsidiary entered into to hedge a portion of its foreign currency exposure with respect to amounts expected to be paid in U.S. dollars, was designated as a cash flow hedge upon inception of the forward contract. The Company assesses the effectiveness of the forward contract by comparing the changes in the spot rate of the currency underlying the forward contract with the changes in the spot rate of the currency of the underlying transaction that is being hedged. Although no ineffectiveness is anticipated because the notional amount and maturity date of the forward contract coincides with the accounts payable balance and due date, respectively, the Company tests for ineffectiveness by assessing the counterparty credit risk and the continued probability of the hedged cash flows as to amount and timing, on a monthly basis. The fair value of the hedge is provided by the counterparty on a monthly basis. The changes in fair value of the hedge due to changes in the spot rate are reflected as other comprehensive income as dictated by SFAS No. 133, as amended. In accordance with the guidance provided by SFAS No. 133, as amended, this amount is reclassified from other comprehensive income and recorded in income to offset the remeasurement of the payable at spot exchange rates. The forward points, the difference between the initial spot rate and the forward rate, are excluded from effectiveness testing. Because the term of the contract is less than one year, this amount is being amortized to earnings over the life of the hedge using the straight-line method.

      At September 30, 2002, the carrying value of the forward contract was $0.1 million and was included in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The fair value of the forward contract was $0.1 million at September 30, 2002 and reported as part of earnings for the quarter ended September 30, 2002. Both the forward contract and the underlying transaction will be settled during November 2002.

Note H — Shareholders’ Equity

      During 2000, the Company repurchased 2.4 million shares of its outstanding common stock in the open market at a cost of $21.0 million, as approved by the Board of Directors (the “Board”).

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002. The Second Option Agreement expires on May 9, 2003.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from the Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. Included in this authorization is the possibility of the Company exercising the Second Option to purchase up to approximately 1.45 million shares from an affiliate of Howard Schultz, a director of the Company.

      On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans or affect earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded. At the 2001 Annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a “continuing directors” provision. In March 2002, a special committee appointed to consider the matter recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving an amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. At the 2002 annual meeting, the shareholders approved the amendment to the Company’s Articles of Incorporation to provide that directors can only be removed for cause, and the Rights Plan was therefore automatically amended to remove the continuing directors provision. Additionally, the shareholders voted against a second proposal to redeem the Rights Plan.

      Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At September 30, 2002, there were 19,500 shares of the restricted common stock vested and 155,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the remaining life of

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Stock Awards (as adjusted at September 30, 2002 to reflect forfeitures), the Company will recognize $691 thousand in compensation expense. The Company recognized $57 thousand and $84 thousand of compensation expense related to the Stock Awards for the three month periods ended September 30, 2002 and 2001, respectively, and $183 thousand and $252 thousand for the nine months ended September 30, 2002 and 2001, respectively.

      The Company has issued no preferred stock through September 30, 2002, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board, without any further votes or action by the shareholders.

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

      Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company’s common stock and the assumption of certain HSA-Texas liabilities. In addition, options to purchase approximately 1.1 million shares of the Company’s common stock were issued in exchange for outstanding HSA-Texas options. The Company’s available domestic cash balances and senior bank credit facility were used to fund closing costs related to the acquisitions of the businesses of HSA-Texas and affiliates and to repay certain indebtedness of HSA-Texas and affiliates.

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

      The amounts and components of the purchase price are presented below (in thousands):

Common stock	$15
Additional paid-in capital	159,747
Transaction costs	11,191

Total estimated purchase price	$170,953

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$25,147
Liabilities assumed	(97,234)

Net liabilities assumed	(72,087)
Allocation of purchase price to:
Intangible assets	39,310
Goodwill	203,730

Total purchase price	$170,953

      The identifiable tangible and intangible assets recognized are as follows:

Tangible assets:
Cash	$4,023
Receivables	11,243
Net deferred tax asset	6,953
Property and equipment	1,788
Other	1,140

Total tangible assets	$25,147

      The amounts assigned to intangible assets are as follows (in thousands):

		Estimated
	Value	Useful Life

Customer relationships	$27,700	20 years
Trade name	9,600	Indefinite
Unrecognized customer revenue	1,610	2 months
Employee agreements	400	2 years

Total intangible assets	$39,310

      Intangible assets with definite useful lives are being amortized over their respective estimated useful lives to their estimated residual values, and will be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      The results of HSA-Texas and affiliates’ operations have been included in the Company’s consolidated financial statements since the date of acquisition. HSA-Texas and affiliates were industry pioneers in providing recovery audit services. HSA-Texas audited accounts payable records, occupancy costs, vendor statements and direct to store delivery records to recover overpayments that resulted from missed credits, duplicated payments, overlooked allowances, incorrect invoices and other discrepancies. HSA-Texas provided recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses were primarily retailers and wholesale distributors. As a result of the acquisitions, the Company believes that it has added highly qualified auditors and other employees from the HSA-Texas workforce, enhancing the combined companies’ expertise in audit recovery methodologies. Additionally, the Company believes that the acquisition will allow it to achieve synergies through the elimination of significant levels of duplicate costs and increased market strength through an enhanced global presence.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Selected pro forma results of operations of the Company for the three and nine months ended September 30, 2002 and 2001 as if the acquisitions of the businesses of HSA-Texas and affiliates had been completed as of January 1, 2001, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Amounts in thousands, except per share data)
Revenues	$116,116	$108,398	$346,603	$328,413
Operating income	17,261	6,165	33,118	14,321
Earnings from continuing operations before discontinued operations	14,777	1,206	25,806	3,922
Net earnings (loss)	9,715	(27,461)	1,765	(26,188)
Diluted earnings from continuing operations before discontinued operations and cumulative effect of accounting change per share	0.13	0.02	0.23	0.06
Diluted net earnings (loss) per share	0.13	(0.35)	0.06	(0.41)

      Unusual or non-recurring items included in the reported pro forma results are as follows:

1)	HSA-Texas and affiliates recorded only $1.9 million in revenues for the 24 day period in January 2002 prior to the finalization of the acquisitions. This reduced billing amount was a direct consequence of an atypically large invoicing volume for HSA-Texas and affiliates during December 2001. HSA-Texas and affiliates recorded revenues for the month of December 2001 of approximately $19.1 million, or 13.3% of their total 2001 revenues of $143.1 million.

2)	In January 2002, HSA-Texas and affiliates recorded approximately $7.8 million of obligations owed to independent contractor associates resulting from revisions made to their contractual compensation agreements. During the 24 day period in January 2002 prior to finalization of the acquisitions, HSA-Texas entered into revised individual agreements with certain domestic independent contractor associates whereby such associates each agreed to accept a stipulated future lump sum payment representing the differential between (a) the associate’s future compensation for work-in-process as calculated under their then current HSA-Texas compensation plan and (b) the associate’s future compensation on that same work-in-process as calculated under The Profit Recovery Group International, Inc. compensation plan. These agreements enabled the participating HSA-Texas workforce to join The Profit Recovery Group International, Inc. compensation plan immediately upon merger completion and without disruptive transitional delays.

3)	In May 2001, HSA-Texas and affiliates entered into a settlement agreement with respect to litigation pending at December 31, 2000, involving a group of independent contractors formerly associated with HSA-Texas and affiliates. Pursuant to the agreement, HSA-Texas was relieved of certain obligations to pay commissions to those contractors, which amounted to $3.7 million at the date of settlement. The settlement was recorded as other income for the nine months ended September 30, 2001.

Note J — Commitments and Contingencies

Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendants’ Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. Discovery is ongoing. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Condensed Consolidated Financial Statements (Unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable allowance for doubtful accounts, income taxes and intangible assets. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2001. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management; as a result they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements (Unaudited):

•	Revenue Recognition. The Company recognizes revenue on the invoice basis (except with respect to its Meridian and Channel Revenue units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements). Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. If the financial condition of the Company’s clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required.

•	Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

•	Goodwill. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles.

SFAS No. 142 also provides for mandatory transitional impairment testing of the Company’s recorded goodwill balances as they existed on January 1, 2002, using a prescribed and complex testing methodology. To accomplish this transitional impairment analysis the Company identified its SFAS No. 142 reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the second step of the transitional impairment test must be performed. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, Business Combinations, to its carrying amount, both of which were measured as of January 1, 2002, the date of adoption. As of January 1, 2002, the Company had a consolidated goodwill asset of $196.8 million, consisting of $160.2 million relating to the Accounts Payable Services segment and $36.6 million relating to the Other Ancillary Services segment. The Company and its independent valuation advisors completed all required transitional testing related to the adoption of SFAS No. 142 in the second quarter of 2002. Based upon this testing, the Company concluded that all net goodwill balances relating to its Communications Services and Channel Revenue reporting units were impaired. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

Future annual goodwill impairment testing, which will be done as of October 1st of each year (including the testing as of October 1, 2002, which is currently in progress), will include testing of the approximately $203.7 million of goodwill associated with the acquisition of the businesses of HSA-Texas and affiliates.

The identification of reporting units, the determination of the carrying value of each reporting unit and the determination of fair value for each reporting unit requires a significant amount of judgment on the part of management and its independent valuation advisors. To the extent that management (or its independent valuation advisors) misapplies the judgment surrounding any of the critical factors set during the implementation and maintenance of the requirements set forth under SFAS No. 142, the Company’s financial results could be materially and adversely affected.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2002	2001	2002	2001

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	55.8	56.9	57.1	57.3
Selling, general and administrative expenses	29.4	36.6	30.5	37.2

Operating income	14.8	6.5	12.4	5.5
Interest (expense), net	(2.1)	(4.0)	(2.1)	(3.4)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	12.7	2.5	10.3	2.1
Income taxes	4.7	1.3	3.8	1.1

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	8.0	1.2	6.5	1.0
Discontinued operations:
Gain (loss) from discontinued operations, net of income taxes	—	0.2	—	(0.6)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase-out period, net of income taxes	—	(38.6)	0.8	(12.7)

Earnings (loss) from discontinued operations	—	(38.4)	0.8	(13.3)

Earnings (loss) before cumulative effect of accounting change	8.0	(37.2)	7.3	(12.3)
Cumulative effect of accounting change, net of income taxes	—	—	(5.0)	—

Net earnings (loss)	8.0%	(37.2)%	2.3%	(12.3)%

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

      The Company’s revenues from Accounts Payable Services for the nine months ended September 30, 2002 approximate the aggregate Accounts Payable Services revenues achieved by the two separate organizations during the first nine months of 2001 when taking into consideration the estimated revenues of the various affiliated companies reacquired by HSA-Texas throughout the course of 2001. Accordingly, the Company intends to ascribe the substantial majority of its 2002 year-over-year Accounts Payable Services revenue growth to its acquisitions of the businesses of HSA-Texas and affiliates. The Company is unable to provide current-year versus prior-year interim comparisons with respect to its historical business since that business was fundamentally reconstituted on January 24, 2002.

Quarter Ended September 30, 2002 Compared to the Corresponding Period of the Prior Year

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

      Revenues from continuing operations increased $41.4 million or 55.5% to $116.1 million in the third quarter of 2002, up from $74.7 million in the third quarter of 2001. This period-over-period change was comprised primarily of an increase of $40.2 million from the Company’s Accounts Payable Services segment and an increase of $1.2 million from the Other Ancillary Services segment.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment increased 65.3% to $101.9 million during the third quarter of 2002, up from $61.6 million during the comparable period of 2001.

      Domestic revenues from continuing operations generated by the Company’s Accounts Payable Services segment increased 59.6% to $72.3 million in the third quarter of 2002, up from $45.3 million in the third quarter of 2001. Revenues from the Company’s domestic retail Accounts Payable Services increased 83.1% to $56.6 million in the third quarter of 2002, up from $30.9 million in the third quarter of 2001. The increase in revenues from domestic retail Accounts Payable Services operations was primarily due to business gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. Revenues from the Company’s domestic commercial Accounts Payable Services increased 9.0% to $15.7 million in the third quarter of 2002, from $14.4 million in the third quarter of 2001 primarily due to both lower claims validations during the quarter ended September 30, 2001 due to business disruptions experienced by the Company’s clients as a result of the events in the United States on September 11, 2001 and timing differences associated with new audit starts for the year-over-year period. Services provided to commercial clients tend to be rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year-to-year depending on factors such as the size and nature of the client division under audit.

      The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the

Company’s auditors with commensurately greater dollars recovered and fees earned. Until the Company can convert a substantial number of its current domestic Accounts Payable Services commercial clients to “broad-scope” audits, annual revenue growth derived from domestic commercial clients could be adversely impacted. Although the Company is continuing to give this audit scope conversion managerial emphasis, no definitive completion timetable has been established. As announced in the Company’s October 28, 2002 press release, the Company has begun the process of integrating its domestic retail and domestic commercial Accounts Payable Services operations as one means of accelerating the “basic-scope” to “broad-scope” conversion process while also achieving cost savings from process re-designs and economies of scale. This organizational change entails the integration of the domestic retail and domestic commercial operations, sales and accounts management teams as well as the consolidation of certain functional support areas. As further announced in the Company’s October 28, 2002 press release, the Company expects to incur a pre-tax charge of approximately $4.8 million during the quarter ending December 31, 2002 relating primarily to this organizational change.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 81.2% to $29.6 million in the third quarter of 2002, up from $16.3 million in the third quarter of 2001. This growth in revenues from the international Accounts Payable Services operations was primarily driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates and the addition of new clients. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe and Canada, where the majority of the year-over-year increase in revenues from international Accounts Payable Services occurred. Also contributing to the increase to a lesser degree were revenues for the Company’s Pacific and Latin American operations resulting from new business generated as the Company continues to expand in these areas.

      Effective January 1, 2000, Meridian adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Based on the guidance in SAB 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. The peak periods for reimbursement of claims, and therefore revenue recognition, typically occur during the first and third quarters of each year. As a result, Meridian historically experiences its highest revenues for each fiscal year during the first and third quarters. Due to processing deadlines for submitting claims to the VAT authorities, Meridian has historically experienced its peak claims processing volumes during the second and fourth quarters of each year. These peak periods of claims processing volumes result in increased cost of revenues for the second and fourth quarters of each year. Due to the impact of the aforementioned cash reimbursement and claims processing cycle, Meridian has historically experienced higher revenues and lower claims processing expenses in the first and third quarters of each year. Conversely, Meridian typically has lower revenues and higher claims processing expenses during the second and fourth quarters of each year.

      Revenues from the Company’s Other Ancillary Services segment increased 9.1% to $14.3 million for the quarter ended September 30, 2002, up from $13.1 million for the comparable period of the prior year. This increase was primarily driven by increases in revenue for the Meridian VAT Reclaim (“Meridian”) operations and, to a lesser extent, increases in revenue for both Communications Services and Channel Revenue. The Company’s Meridian operations experienced an increase in revenues of $0.8 million during the quarter ended September 30, 2002, when compared to the quarter ended September 30, 2001. During the first two quarters of 2002, Meridian experienced a reduction in cash collections, when compared to the same period of the prior year, due to an elongation in the processing of submitted claims by the European VAT authorities. The increase in revenues for the third quarter of 2002, when compared to the same period of the prior year, was due in part to a catch up of refund volume generated by the VAT authorities for claims that typically would have been processed in previous periods. Additionally, Communication Services and Channel Revenue experienced moderate increases in revenues of approximately $0.2 million and $0.1 million, respectively, during the third quarter of 2002 when compared to the third quarter of 2001.

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

      Cost of revenues increased to $64.8 million or 55.8% of revenues in the third quarter of 2002, compared to $42.5 million or 56.9% of revenues in the third quarter of 2001.

      Cost of revenues from the Company’s Accounts Payable Services segment increased to $56.0 million or 54.9% of revenues in the third quarter of 2002, an increase from $33.5 million or 54.4% of revenues in the third quarter of 2001.

      Domestically, cost of revenues for Accounts Payable Services increased to $38.8 million for the third quarter of 2002, up from $25.2 million for the third quarter of 2001. Cost of revenues as a percentage of revenues for domestic Accounts Payable Services was 53.7% for the quarter ended September 30, 2002, an improvement from 55.5% for the quarter ended September 30, 2001. On a dollar basis, cost of revenues for domestic retail Accounts Payable Services increased for the quarter ended September 30, 2002 when compared to the same period of the prior year due to increased commissions expense driven by higher revenues. Cost of revenues as a percentage of revenues for the domestic retail Accounts Payable Services operations was 53.0% for both the three months ended September 30, 2002 and the three months ended September 30, 2001. On a dollar basis, cost of revenues for the domestic commercial Accounts Payable Services were $8.8 million for both the quarter ended September 30, 2002 and 2001. Cost of revenues as a percentage of revenues for the Company’s domestic commercial Accounts Payable Services was 56.4% for the quarter ended September 30, 2002, an improvement from 61.0% of revenues for the comparable period of the prior year. This decrease in cost of revenue as a percentage of revenue is largely due to a reduction in the average auditor commissions expense as a percentage of revenue and to a lesser extent, a period-over-period reduction in travel and clerical support services expense. The decrease in the overall average commission expense as a percentage of revenue is due to both changes in revenue mix, higher volumes on revenue streams from which the auditors earn a lower commission rate, and a minor downward reduction in several of the commission programs.

      Internationally, cost of revenues for Accounts Payable Services was $17.2 million for the quarter ended September 30, 2002 or 58.0% of international revenues from Accounts Payable Services, an increase from $8.4 million or 51.4% of international revenues from Accounts Payable Services in the third quarter of 2001. The year-over-year increase in the cost of revenues as a percentage of revenues for international Accounts Payable Services was driven primarily by the Company’s European operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. As of September 30, 2002, the majority of the European auditors acquired through the acquisitions retained their independent contractor status. As independent contractors, their compensation structure is higher than the compensation structure of the Company’s employee associates. While the Company is working to transition the European independent contractors to employees, there can be no assurance that the Company will be successful. On a dollar basis, the Company’s Pacific and Canadian operations also impacted the increase in cost of revenues for the international Accounts Payable services operations. Both the Pacific and Canadian operations experienced an increase in cost of revenues due to increased payroll expense as additional auditors were hired to support the increase in clients. New auditors are brought on at a fixed compensation rate resulting in higher cost of revenues as a percentage of revenues during the ramp up period, which can be six to nine months. After the ramp up period, these auditors are transitioned to a variable based compensation structure.

      Cost of revenues from the Company’s Other Ancillary Services operations was $8.8 million or 61.6% of revenues from Other Ancillary Services for the three months ended September 30, 2002, compared to $9.0 million or 68.7% of revenues from Other Ancillary Services for the three months ended September 30, 2001. This decrease was primarily the result of a decrease in cost of revenues on a dollar basis and as a percentage of revenues for the Meridian operations. Meridian implemented cost savings initiatives during the current year including a streamlining of its workforce. The streamlining of the workforce combined with the increase in revenues resulted in a lower cost of revenues as a percentage of revenues.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, results for the quarter ended September 30, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles. For purposes of comparison, goodwill amortization expense totaled $2.4 million for the quarter ended September 30, 2001.

      Selling, general and administrative expenses increased to $34.1 million for the third quarter of 2002, from $27.3 million for the same period of the prior year. On a percentage basis, selling, general and administrative expenses, as a percentage of revenues decreased to 29.4% in the third quarter of 2002, down from 36.6% in the third quarter of 2001.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $17.5 million for the quarter ended September 30, 2002, compared to $15.6 million for the quarter ended September 30, 2001. As a percentage of revenues from Accounts Payable Services, selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 17.2% in the third quarter of 2002, down from 25.3% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $11.1 million or 15.4% of revenues from domestic Accounts Payable Services in the third quarter of 2002, compared to $11.0 million or 24.4% of revenues from domestic Accounts Payable Services during the same period of the prior year. The quarter-over-quarter improvement in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations on a percentage basis resulted from a modest growth in field operations managerial and administrative payroll expenses and general support services expenses leveraged over a substantially increased revenue base period-over-period. Also contributing to the period-over-period improvement was the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142. For purposes of comparison, during the quarter ended September 30, 2001, the Company incurred $1.9 million of goodwill amortization related to domestic Accounts Payable Services.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $6.3 million or 21.4% of revenues in the third quarter of 2002, compared to $4.6 million or 27.9% of revenues from international Accounts Payable Services in the third quarter of in 2001. On a dollar basis, the increase in selling, general and administrative expenses for international Accounts Payable Services was due to incremental staffing support costs associated with the acquisitions of HSA-Texas and affiliates, and transitional expenses and non-recurring charges, related to realignment and integration activities.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations were $2.3 million or 15.9% of revenues from Other Ancillary Services for the three months ended September 30, 2002, compared to $3.9 million or 29.5% of revenues from Other Ancillary Services for the three months ended September 30, 2001. All three business units within Other Ancillary Services contributed to the period-over-period improvement in selling, general and administrative expenses as a percentage of revenue. Meridian accounted for the largest period-over-period improvement due to reductions in its third party marketing fees and a reduction in period-over-period losses due to the impact of foreign exchange rate fluctuations upon its facility with Barclays Bank. Meridian paid off its facility with Barclays Bank during the third quarter of 2002. The improvement in selling, general and administrative expenses as a percentage of revenues for the Channel Revenue operations was due to decreased payroll expenses driven by a reduction in support staff and non-recurring expenses incurred during 2001 related to activities associated with the abandoned attempt to sell the business unit. The Communications Services operations also improved their period-over-period expenses as a result of a reduction in managerial and clerical support costs. Also contributing to the decrease in selling, general and administrative expenses experienced by the Other Ancillary Services operations was the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142. For purposes of comparison, during the quarter ended September 30, 2001, the Company’s Other Ancillary Services operations incurred $0.4 million of goodwill amortization.

      Corporate overhead selling, general, and administrative expenses increased to $14.3 million or 12.3% of total revenues from continuing operations in the third quarter of 2002, up from $7.9 million or 10.6% of total revenues from continuing operations during the third quarter of 2001. The increase in corporate overhead selling, general and administrative expenses was due to increased payroll expenses as a result of increased incremental staffing, transitional expenses related to consultancy services for HSA-Texas integration efforts, increased depreciation expense as a result of increases in property and equipment, increased incremental information technology expenses related to HSA-Texas integration efforts, and additional expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 14.8% in the third quarter of 2002, compared to 6.5% in the third quarter of 2001.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Service improved to 27.9% in 2002, up from 20.3% in the third quarter of 2001 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services improved to 30.9% in 2002, up from 20.1% in the third quarter of 2001 for the reasons discussed above. The period-over-period improvement was due to the increase in revenue stream as the result of adding the HSA-Texas client base, partially offset by incremental infrastructure costs required to support the increased operations in addition to other factors discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased slightly to 20.6% in the third quarter of 2002, from 20.7% in the third quarter of 2001 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 22.4% for the three months ended September 30, 2002, up from 1.8% for the three months ended September 30, 2001. The increase in operating income as a percentage of revenues was due to revenue improvements for all three business units that comprise Other Ancillary services. Also driving the improvement were lower overall expenses as a result of cost saving initiatives implemented during the year, the reduced losses resulting from the impact of foreign currency rate fluctuations on Meridian’s Barclays facility, the absence of expenses incurred during 2001 related to activities associated with the abandoned attempt to sell the business units, and no amortization expense for goodwill during the current period as a result of the implementation of SFAS No. 142.

      Interest (Expense), Net. Interest (expense), net for the third quarter of 2002 was $2.5 million, compared to $3.0 million in the third quarter of 2001. The Company’s interest expense for the quarter ended September 30, 2002 is comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility. During the quarter ended September 30, 2002, the Company had lower interest expense on its bank borrowings, when compared to the same period of the prior year. The decrease in interest expense was due to lower principal balances outstanding on bank borrowings and a lower weighted average interest rate. This decrease in interest expense on bank borrowings was offset by interest expense related to the convertible notes (issued in the fourth quarter of 2001) and interest on the debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates in January 2002.

      Earnings From Continuing Operations Before Income Taxes and Discontinued Operations. The Company had earnings from continuing operations before income taxes and discontinued operations of $14.8 million in the third quarter of 2002, up from $1.9 million in the third quarter of 2001. As a percentage of total revenues, earnings from continuing operations before income taxes and discontinued operations were 12.7% in the third quarter of 2002 compared to 2.5% in the third quarter of 2001. The period-over-period improvement was due to factors discussed above.

      Income Taxes. The provisions for income taxes for 2002 and 2001 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37% for the third quarter of 2002 and 53% for the third quarter of 2001. The income tax rate for 2002 is lower than in years prior to 2002 due to the impact of the implementation of SFAS No. 142, higher pre-tax earnings levels which served to dilute the impact of non-deductible expense items, and various tax planning strategies.

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

      The Company generated an after-tax gain from discontinued operations related to French Taxation Services in the third quarter of 2001 of $0.1 million.

      During the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      As required under accounting principles generally accepted in the United States of America, during 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of then prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the then discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. As required under accounting principles generally accepted in the United States of America, net losses from the Logistics Management Services segment and the subsequently closed unit within the Communications Services business for the six months ended June 30, 2001 had been deferred since they were expected at that time to be fully recoverable upon ultimate sale of these businesses. Therefore, these losses have been included as part of the one-time, non-cash, after tax charge. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the then discontinued operations, estimated net earnings (losses) from the then discontinued operations for the year ending December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment which was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications

Services segment. Additionally, the $31.0 million charge included approximately $2.2 million in net losses for discontinued operations that were subsequently retained. Discontinued operations subsequently retained have been included in continuing operations for all periods presents.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 64.4 million for the quarter ended September 30, 2002, up from 48.4 million for the quarter ended September 30, 2001. This increase was comprised primarily of outstanding shares issued in conjunction with the acquisitions of the businesses of HSA-Texas and affiliates (see Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

Nine Months Ended September 30, 2002 Compared to the Corresponding Period of the Prior Year

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

      Revenues from continuing operations increased $117.0 million or 51.4% to $344.7 million in the first nine months of 2002, up from $227.7 million in the first nine months of 2001. This period-over-period improvement was comprised of an increase of $117.9 million from the Company’s Accounts Payable Services segment partially offset by a decrease of $0.9 million from the Other Ancillary Services segment.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment increased 63.3% to $304.2 million during the first nine months of 2002, up from $186.3 million during the comparable period of 2001.

      Domestic revenues from continuing operations generated by the Company’s Accounts Payable Services segment increased 58.2% to $222.5 million in the first nine months of 2002, up from $140.6 million in the first nine months of 2001. Revenues from the Company’s domestic retail Accounts Payable Services increased 88.1% to $173.1 million in the first nine months of 2002, up from $92.0 million in the first nine months of 2001. The increase in revenues from domestic retail Accounts Payable Services operations was primarily due to business gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. Revenues generated by the Company’s domestic commercial Accounts Payable Services were essentially unchanged for the nine months ended September 30, 2002, when compared to the nine months ended September 30, 2001.

      The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the Company’s auditors with commensurately greater dollars recovered and fees earned. Until the Company can convert a substantial number of its current domestic Accounts Payable Services commercial clients to “broad-scope” audits, annual revenue growth derived from domestic commercial clients could be adversely impacted. Although the Company is continuing to give this audit scope conversion managerial emphasis, no definitive completion timetable has been established. As announced in the Company’s October 28, 2002 press release, the Company has begun the process of integrating its domestic retail and domestic commercial Accounts Payable Services operations as one means of accelerating the “basic-scope” to “broad-scope” conversion process while also achieving cost savings from process re-designs and economies of scale. This organizational change entails the integration of the domestic retail and domestic commercial operations, sales and account management teams as well as the consolidation of certain functional support areas. As further announced in the Company’s October 28, 2002 press release, the Company expects to incur a pre-tax charge of approximately $4.8 million during the quarter ending December 31, 2002 relating primarily to this organizational change.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 78.9% to $81.7 million in the first nine months of 2002, up from $45.7 million in the first nine months of 2001. This growth in revenues from the international Accounts Payable Services operations was driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates and the addition of new clients. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe and Canada, where the majority of the period-over-period increase in revenues from international Accounts Payable occurred. Also contributing to the increase to a lesser degree were increased revenues for the Company’s Latin American operations resulting from new business generated as the Company continues to expand in this area.

      Effective January 1, 2000, Meridian adopted Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). Based on the guidance in SAB 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. The peak periods for reimbursement of claims, and therefore revenue recognition, typically occur during the first and third quarters of each year. As a result, Meridian historically experiences its highest revenues for each fiscal year during the first and third quarters. Due to processing deadlines for submitting claims to the VAT authorities, Meridian has historically experienced its peak claims processing volumes during the second and fourth quarters of each year. These peak periods of claims processing volumes result in increased cost of revenues for the second and fourth quarters of each year. Due to the impact of the aforementioned cash reimbursement and claims processing cycle, Meridian has historically experienced high revenues and lower claims processing expenses in the first and third quarters of each year. Conversely, Meridian typically has lower revenues and higher claims processing expenses during the second and fourth quarters of each year.

      Revenues from the Company’s Other Ancillary Services segment decreased 2.1% to $40.5 million for the nine months ended September 30, 2002, down from $41.4 million for the comparable period of the prior year. This decrease was primarily driven by a decrease in revenue for the Communications Services operations partially offset by an increase in revenue generated by the Company’s Meridian operations. The Company’s Communications Services operations experienced a decrease in revenues of approximately $1.8 million during the first nine months of 2002, when compared to the same period of the prior year, primarily as a result of a decline in one specific product line of the division during the first quarter of 2002 compared to the same period of 2001. The Company’s Meridian operations experienced an increase in revenues of approximately $1.1 million due to expanded success of recoveries from the current client base. Revenues generated by the Company’s Channel Revenue operations for the nine months ended September 30, 2002 were relatively in line with revenues for the same period of the prior year.

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

      Cost of revenues increased to $196.7 million or 57.1% of revenues in the first nine months of 2002, compared to $130.4 million or 57.3% of revenues in the first nine months of 2001.

      Cost of revenues from the Company’s Accounts Payable Services segment increased to $169.9 million or 55.9% of revenues in the first nine months of 2002, an increase from $100.0 million or 53.7% of revenues in the first nine months of 2001.

      Domestically, cost of revenues for Accounts Payable Services increased to $120.8 million or 54.3% of revenues for the first nine months of 2002, up from $75.9 million or 54.0% for the first nine months of 2001. Cost of revenues for the domestic retail Accounts Payable Services was 53.4% for the nine months ended

September 30, 2002, compared to 52.7% for the same period of 2001. Cost of revenues as a percentage of revenues for the Company’s domestic retail Accounts Payable Services increased primarily due to the impact of trailing commissions on certain audit engagements paid to former HSA-Texas auditors who did not continue with the combined organization. The commission rate paid to these former HSA-Texas auditors was at a higher rate than the PRG-Schultz commission structure. Therefore, payments to these auditors resulted in an increase in the period-over-period cost of revenues as a percentage of revenues. The majority of these trailing commissions were paid during the first two quarters of 2002. Domestic commercial Accounts Payable Services cost of revenues increased by $0.9 million for the nine months ended September 30, 2002, compared to the same period of the prior year. Cost of revenues for the domestic commercial Accounts Payable Services was 57.4% for the nine months ended September 30, 2002, compared to 56.4% for the same period of 2001.

      Internationally, cost of revenues for Accounts Payable Services was $49.1 million for the nine months ended September 30, 2002 or 60.1% of international revenues from Accounts Payable Services, an increase from $24.1 million or 52.8% of international revenues from Accounts Payable Services in the first nine months of 2001. The period-over-period increase in the cost of revenues as a percentage of revenues for international Accounts Payable Services was driven by the Company’s European operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. As of September 30, 2002, the majority of the European auditors acquired through the acquisitions retained their independent contractor status. As independent contractors, their compensation structure is higher than the compensation structure of the Company’s employee associates who are employees. While the Company is working to transition the European independent contractors to employees, there can be no assurance that the Company will be successful. The dollar increase in international Accounts Payable services operations was also impacted to a lesser degree by cost of revenues related to the Company’s Latin American and Pacific operations. Latin America and the Pacific experienced an increase in cost of revenues primarily due to increased payroll expense as additional auditors were hired to support the increase in clients. New auditors are brought on at a fixed compensation rate resulting in higher cost of revenues as a percentage of revenues during the ramp up period, which can be six to nine months. After the ramp up period, these auditors are transitioned to a variable based compensation structure.

      Cost of revenues from the Company’s Other Ancillary Services operations was $26.8 million or 66.1% of revenues from Other Ancillary Services for the nine months ended September 30, 2002, compared to $30.4 million or 73.4% of revenues from Other Ancillary Services for the nine months ended September 30, 2001. This percentage decrease was primarily the result of a decrease in cost of revenues as a percentage of revenues for Meridian operations, partially offset by an increase in cost of revenues as a percentage of revenues for Communications Services. Meridian implemented cost savings initiatives during the first nine months of 2002 including a streamlining of the workforce. Communications Services auditors are predominately salaried, and as such, even though, on a dollar basis, Communications Services’ cost of revenues for the nine months ended September 30, 2002 was in line with cost of revenues for the same period of the prior year, this unit experienced an increase in cost of revenues as a percentage of revenues due to costs being spread over a smaller revenue base.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Effective January 1, 2002, the Company became subject to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, results for the nine months ended September 30, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles. For purposes of comparison, goodwill amortization expense totaled $7.1 million for the nine months ended September 30, 2001.

      Selling, general and administrative expenses increased to $105.2 million for the first nine months of 2002, from $84.8 million for the same period of the prior year. On a percentage basis, selling, general and administrative expenses, as a percentage of revenues decreased to 30.5% in the first nine months of 2002, down from 37.2% in the first nine months of 2001.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $50.9 million for the nine months ended September 30, 2002, up from $48.1 million for the first nine months of 2001. As a percentage of revenues from Accounts Payable Services, selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 16.7% in the first nine months of 2002, down from 25.8% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $30.6 million or 13.8% of revenues from domestic Accounts Payable Services in the first nine months of 2002, down from $34.2 million or 24.3% of revenues from domestic Accounts Payable Services during the same period of the prior year. The period-over-period improvement in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations resulted from both the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142, and a reduction in bad debt expense. Partially offsetting these improvements was an increase in additional expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates. For purposes of comparison, during the nine months ended September 30, 2001, the Company incurred $5.8 million of goodwill amortization related to domestic Accounts Payable Services.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $20.3 million or 24.8% of revenues in the first nine months of 2002, compared to $13.9 million or 30.3% of revenues from international Accounts Payable Services in the first nine months of in 2001. The period-over-period increase in selling, general and administrative expenses for international Accounts Payable Services was the result of an increase in staffing and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates and transitional expenses and non-recurring charges related to realignment and integration activities, partially offset by a slight decrease in bad debt expense for the Company’s international Accounts Payable Services operations.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations decreased to $7.4 million or 18.4% of revenues from Other Ancillary Services for the nine months ended September 30, 2002, down from $10.3 million or 24.9% of revenues from Other Ancillary Services for the nine months ended September 30, 2001. The period-over-period improvement in selling, general and administrative expenses for the Company’s Other Ancillary Services resulted from the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142 and a reduction in required bad debt expense related to the Communication Services operations. For purposes of comparison, during the nine months ended September 30, 2001, the Company’s Other Ancillary operations incurred $1.2 million of goodwill amortization.

      Corporate overhead selling, general, and administrative expenses increased to $46.8 million or 13.6% of total revenues from continuing operations in the first nine months of 2002, up from $26.4 million or 11.6% of total revenues from continuing operations during the first nine months of 2001. The increase in corporate overhead selling, general and administrative expenses was due to increased payroll expenses as a result of increased incremental staffing, transitional expenses related to consultancy services for HSA-Texas integration efforts, increased depreciation expense as a result of increases in property and equipment, amortization of certain intangible assets with finite lives that were assigned a value as part of the acquisitions of the businesses of HSA-Texas and affiliates, increased incremental information technology expenses for HSA-Texas integration efforts, and additional expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 12.4% in the first nine months of 2002, compared to 5.5% in the first nine months of 2001.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services improved to 27.4% in the first nine months of 2002 up from 20.5% in the first nine months of 2001 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services improved to 31.9% in the first nine months of 2002, up from 21.7% in the first nine months of 2001 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased to 15.1% in the first nine months of 2002, from 16.8% in the first nine months of 2001 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 15.5% for the nine months ended September 30, 2002, up from 1.7% for the nine months ended September 30, 2001 for the reasons discussed above.

      Interest (Expense), Net. Interest (expense), net for the first nine months of 2002 was $7.2 million, down slightly from $7.8 million in the first nine months of 2001. The Company’s interest expense for the nine months ended September 30, 2002 is comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility. During the nine months ended September 30, 2002, the Company had lower interest expense on its bank borrowings, when compared to the same period of the prior year. The decrease in interest expense was due to lower principal balances outstanding on bank borrowings and a lower average interest rate. The decrease in interest expense on bank borrowings was offset by interest expense related to the convertible notes (issued in the fourth quarter of 2001) and interest on the debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates in January 2002.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. The Company had earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change of $35.7 million in the first nine months of 2002, up from $4.7 million in the first nine months of 2001. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 10.3% in the first nine months of 2002 compared to 2.1% in the first nine months of 2001. This increase was due to an increase in the revenues as a result of the acquisition of the businesses of HSA-Texas and affiliates, partially offset by incremental infrastructure costs required to support the increased operations in addition to other factors discussed above.

      Income Taxes. The provisions for income taxes for 2002 and 2001 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37% for the first nine months of 2002 and 53% for the first nine months of 2001. The 37% rate is lower than in years prior to 2002 due to the impact of the implementation of SFAS No. 142, higher pre-tax earnings levels which served to dilute the impact of non-deductible expense items, and various tax planning strategies.

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

      The Company generated an after-tax loss from discontinued operations related to French Taxation Services in the first nine months of 2001 of $1.3 million.

      During the nine months ended September 30, 2002, the Company recognized a net after-tax gain from discontinued operations of $2.7 million. During the quarter ended March 31, 2002, the Company recognized a net after-tax gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to re-instate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations. Additionally, during the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      As required under accounting principles generally accepted in the United States of America, during 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of then prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the then discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. As required under accounting principles generally accepted in the United States of America, net losses from the Logistics Management Services segment and the subsequently closed unit within the Communications Services business for the six months ended June 30, 2001 had been deferred since they were expected at that time to be fully recoverable upon ultimate sale of these businesses. Therefore, these losses have been included as part of the one-time, non-cash, after tax charge. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the then discontinued operations, estimated net earnings (losses) from the then discontinued operations for the year ending December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment which was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment. Additionally, the $31.0 million charge included approximately $(2.2) million in net earnings (losses) for discontinued operations that were subsequently retained. Discontinued operations subsequently retained have been included in continuing operations for all periods presents.

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

      SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the third quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 62.6 million for the nine months ended September 30, 2002, up from 48.2 million for the nine months ended September 30, 2001. This increase was comprised primarily of outstanding shares issued in conjunction with the acquisitions of the businesses of HSA-Texas and affiliates (see Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

Liquidity and Capital Resources

      Net cash provided by operating activities was $27.5 million in the nine months ended September 30, 2002 compared to $9.8 million in the nine months ended September 30, 2001. Cash provided by operating activities for the nine months ended September 30, 2002 was the result of earnings from continuing operations, an increase in deferred income tax assets primarily due to the acquisitions of the businesses of HSA-Texas and affiliates, as offset by current year net taxes payable, and a one-time payment of approximately $7.4 million of obligations owed to former HSA-Texas independent contractor associates resulting from pre-merger revisions made to their contractual compensation agreements as well as the cash (used in) provided by normal operations.

      Net cash used in investing activities was $15.4 million in the nine months ended September 30, 2002 and $9.9 million in the nine months ended September 30, 2001. Cash used in investing activities during the nine months ended September 30, 2002 related primarily to capital expenditures of approximately $19.4 million partially offset by $4.0 million in net cash on hand provided by HSA-Texas and affiliates at the time of their acquisitions. Cash used in investing activities during the nine month ended September 30, 2001 related primarily to capital expenditures of approximately $5.4 million and expenditures related to the then pending acquisition of the businesses of HSA-Texas and affiliates.

      Net cash used in financing activities was $21.8 million in the nine months ended September 30, 2002 versus $2.3 million provided by financing activities in the nine months ended September 30, 2001. The net cash used in financing activities during the nine months ended September 30, 2002 related primarily to the repayment of certain indebtedness acquired in the acquisitions of the business of HSA-Texas and affiliates, net repayments of notes payable, including the repayment of Meridian’s facility with Barclays Bank, and the exercise of an option to purchase 1.45 million shares form an affiliate of Howard Schultz, a director of the Company. These uses of cash for financing activities were offset by cash provided by borrowings under the Company’s credit facility to fund the purchase of treasury shares, cash provided from common stock issuances related to the exercise of vested stock options and cash provided by purchases of the Company’s common stock under the Company’s employee stock purchase plan.

      Net cash provided by (used in) discontinued operations was $0.4 million in the first nine months of 2002 and $(11.1) million in the first nine months of 2001. During the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment. Cash used in discontinued operations during the nine months ended September 30, 2001 was primarily due to the $7.3 million Groupe AP earnout. Groupe AP was part of the French Taxation Services business that was sold in December 2001.

      On December 31, 2001, the Company retired the then existing $200.0 million senior bank credit facility and replaced it with a three-year $75.0 million senior bank credit facility. $55.0 million of the facility is syndicated between three banking institutions led by Bank of America, N.A. as agent for the group. The Company determined that it will not require the remaining $20.0 million of credit facility capacity to fund its operations and would probably not be able to access such $20.0 million in any event due to accounts receivable borrowing base limitations. Therefore, on August 19, 2002, the Company amended its senior bank credit facility to reduce the revolving committed amount from $75.0 million to $55.0 million.

      Borrowings under the new credit facility, as amended, are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the new senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or LIBOR at the Company’s option. Current borrowings are tied to LIBOR. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At September 30, 2002, the Company was in compliance with all such covenants. At September 30, 2002, the Company had approximately $34.8 million of borrowings outstanding and a $3.0 million USD equivalent standby letter of credit under the new senior bank credit facility and a borrowing base availability of $50.0 million, which therefore permitted up to $12.2 million in additional borrowings as of that date.

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

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of PRG-Schultz common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002. The Second Option Agreement expires on May 9, 2003.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from the Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. Included in this authorization is the possibility of the Company exercising the Second Option to purchase up to approximately 1.45 million shares from an affiliate of Howard Schultz, a director of the Company.

      During 2002, the Company expects to incur non-recurring expenses currently estimated at approximately $30.0 million relating to the integration of HSA-Texas and affiliates. Of the total expenses the Company anticipates incurring, approximately $8.6 million consists of one-time charges related to employee severances and costs associated with the elimination of duplicate facilities and facilities relocations (including a planned relocation of the Company’s executive offices). Transition expenses, which represent costs in the process of being eliminated over the course of the year, are currently estimated at $21.4 million and relate primarily to centralization of information technology functions, employment of duplicate personnel for a transition period, amortization of certain intangibles with two month lives that were assigned a value as part of the HSA-Texas acquisitions, and consultancy services related to integration execution. During the first nine months of 2002, the Company incurred approximately $20.8 million of the $30.0 million anticipated non-recurring expenses relating to the integration of HSA-Texas and affiliates. Of the non-recurring expenses expected to be incurred in the fourth quarter of 2002 relating to the integration of HSA-Texas, approximately $1.4 million relates to a proposed settlement whereby Messrs. Howard and Andrew Schultzs’ employment agreements are expected to be terminated on mutually acceptable terms. The status of Mr. Howard Schultz as a member of the Company’s Board of Directors will not be affected. The integration of HSA-Texas and affiliates is expected to be concluded as of December 31, 2002. The Company believes that all anticipated non-recurring expenses related to the integration of HSA-Texas and affiliates have been appropriately contemplated in its publicly communicated earnings outlook for 2002, as set forth in the October 28, 2002 press release.

      In order to further leverage its combined industry expertise, effectively and efficiently align and execute service delivery to the needs and opportunities of existing and prospective clients, and capitalize on broad-scope audit opportunities, the Company is in the process of integrating its domestic retail and domestic commercial Accounts Payable operations. This organizational change entails the integration of the domestic retail and domestic commercial operations, sales and account management teams as well as the consolidation of certain functional support areas. As previously announced in the Company’s October 28, 2002 press release, the Company expects to incur a pre-tax charge of approximately $4.8 million during the quarter ending December 31, 2002 relating primarily to this organizational change.

      The Company anticipates making capital expenditures of approximately $23.5 million in 2002. Capital expenditures for the nine months ended September 30, 2002 were approximately $19.4 million. The Company has yet to finalize its capital expenditures budget for 2003, but such expenditures are expected to be substantially reduced from anticipated 2002 levels which have been heavily impacted by the acquisitions of HSA-Texas and affiliates.

      The Company believes that its working capital, availability under its senior bank credit facility and cash flow generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2003.

New Accounting Standards

      In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under

EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year which begins January 1, 2003 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

      In June 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This Statement rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that adoption of this pronouncement will materially affect its reported financial condition, but does believe it probable that the $1.5 million after-tax charge it recorded in the fourth quarter of 2001 resulting from the early termination of its former $200.0 million senior credit facility will be reclassified from an extraordinary item to an operating expense effective with its fiscal year beginning January 1, 2003.

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

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including without limitation, (1) statements regarding the Company’s future revenues, (2) statements that contain projections of the Company’s future results of operations or of the Company’s future financial condition, (3) statements regarding synergies and increased market strength, (4) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (5) statements regarding goals and plans for the future, (6) statements regarding the anticipated timing of the completion of the HSA-Texas and affiliates integration, and (7) statements regarding anticipated charges related to the integration of the Company’s domestic retail and domestic commercial Accounts Payable Services operations. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Such risks and uncertainties include, without limitation, the following:

•	the Company may not be able to successfully convert the European auditors gained through the acquisition of Howard Schultz and Associates International, Inc., (“HSA-Texas”) to the Company’s compensation structure;

•	if the recent economic slowdown continues, the Company’s clients may not return to previous purchasing levels, and as a result the Company may be unable to recognize anticipated revenues;

•	the bankruptcy of any of the Company’s larger clients, including without limitation, potential negative effects of the 2002 Kmart bankruptcy filing could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	since the businesses comprising the Other Ancillary Services segment were operated prior to January 24, 2002 primarily for the purpose of preparing them for sale, they may require additional time and effort of Company executives and additional Company resources to help them achieve desired profitability and may distract management from its focus on the Company’s core Accounts Payable Services business, and there is no guaranty that the Company can operate these businesses efficiently and profitably;

•	the previously announced intention to dispose of the discontinued operations has in some instances resulted in the loss of key personnel and diminished operating results in such operations which may be difficult to reverse going forward;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology and e-commerce may not benefit our business;

•	the Company’s Accounts Payable Services businesses may not grow as expected;

•	the Company may not be able to increase the number of clients utilizing broad-scope audits and may be unable to successfully grow its commercial Accounts Payable Services business;

•	the Company could incur additional unexpected expenses in the integration of the domestic retail and domestic commercial Accounts Payable Services operations;

•	the Company’s international expansion may prove unprofitable;

•	the Company may not be able to effectively manage its business during the business integration of HSA-Texas and affiliates;

•	the possibility of an adverse judgment in pending securities litigation;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be revealed by ongoing impairment testing under SFAS No. 142;

•	potential timing issues that could delay revenue recognition;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us; and

•	other risk factors detailed in our Securities and Exchange Commission filings, including the Company’s prospectus dated October 31, 2002, as filed with the Securities and Exchange Commission on October 31, 2002.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of the LIBOR interest rate. In this regard, changes in the interest rate affect the interest earned on our cash equivalents as well as interest paid on our debt. At September 30, 2002, we had approximately $34.8 million of long-term variable-rate debt outstanding. At September 30, 2002, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million, which bear interest at 4.75% per annum and approximately $10.4 million of current installments of long-term fixed rate debt at various interest rates that range from 5.5% to 6.7%. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates during the nine months ended September 30, 2002 would have resulted in approximately a $0.7 million change in pre-tax income.

Item 4.     Controls and Procedures

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

      There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a putative class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendants’ Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. Discovery is ongoing. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      During the fourth quarter of 2002, the Company expects to enter into an agreement with Mr. Howard Schultz whereby he will cease to be an executive officer of the Company. The status of Mr. Schultz as a member of the Company’s Board of Directors will not be affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number		Description

3.1		Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the Quarter ended June 30, 2002).
3.2		Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/ A filed April 3, 2002).
4.1		Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2		See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3		Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent.
10.1		First Option Agreement expiring February 8, 2003 by and between Schultz PRG Liquidating Investments, Ltd. and PRG-Schultz International, Inc.
10.2		Second Option Agreement expiring May 9, 2003 by and between Schultz PRG Liquidating Investments, Ltd. and PRG-Schultz International, Inc.
10.3		Subordination Agreement dated as of August 27, 2002 by and among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC, and Schultz PRG Liquidating Investments, Ltd.
10.4		Subordination Agreement dated as of August 27, 2002 by and among PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., Blum Strategic Partners II GMBH & Co. KG, and Schultz PRG Liquidating Investments, Ltd.
10.5		Consent and Amendment Agreement dated as of August 16, 2002, by and among PRG-Schultz International, Inc., John M. Cook, John M. Toma, HSAT, Inc., f/k/a Howard Schultz & Associates International, Inc. (and all its shareholders), Schultz PRG Liquidating Investments, Ltd., Howard Schultz, Andrew H. Schultz, and all former shareholders of the Schultz affiliates who were parties to the December 11, 2001 Amended and Restated Agreements and Plans of Reorganization with Profit Recovery Group International, Inc.
10.6		Amended and Restated Standstill Agreement dated as of August 21, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., and other affiliates of Blum Capital Partners, LP.
10.7		Investor Rights Agreement dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC, and Blum Strategic Partners II, L.P.
10.8		Registration Rights Agreement dated as of August 27, 2002 by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., and other affiliates of Blum Capital Partners, LP.
10.9		Registration Rights Agreement dated as of August 27, 2002 by and between PRG-Schultz International, Inc, Berkshire Fund V, LP and Berkshire Investors LLC.
10.1	0	Second Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. each of the domestic subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of August 19, 2002.
10.1	1	Third Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. each of the domestic subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of September 12, 2002.
99.1		Certification.

(b) Reports on Form 8-K

      The registrant filed five reports on Form 8-K during the quarter ended September 30, 2002:

      (1) Form 8-K filing a previously issued press release was filed on August 1, 2002.

      (2) Form 8-K filing previously issued press releases was filed on August 19, 2002.

      (3) Form 8-K announcing the completion of the sale of PRG-Schultz common shares to certain affiliates of Berkshire Partners LLC and Blum Capital Partners LP was filed on August 28, 2002.

      (4) Form 8-K announcing a Rule 10b5-1 compliant trading plan between John M. Cook and Merrill Lynch, Pierce, Fenner & Smith Incorporated was filed on September 4, 2002.

      (5) Form 8-K filing a previously issued press release was filed on September 25, 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

November 13, 2002	By: /s/ JOHN M. COOK John M. Cook. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 13, 2002	By: /s/ DONALD E. ELLIS, JR. Donald E. Ellis, Jr. Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

CERTIFICATIONS

      I, John M. Cook, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PRG-Schultz International, Inc;.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By: /s/ JOHN M. COOK

John M. Cook
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

      I, Donald E. Ellis, Jr., Executive Vice President-Finance, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of PRG-Schultz International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	By: /s/ DONALD E. ELLIS, JR.

Donald E. Ellis, Jr.
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)