Form 10-K
period 2002-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2003-03-17
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-28000

PRG-SCHULTZ INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

Georgia	58-2213805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Galleria Parkway Suite 100 Atlanta, Georgia (Address of principal executive offices)	30339-5986 (Zip Code)

Registrant’s telephone number, including area code: (770) 779-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☒  No ☐

      At June 30, 2002, outstanding common shares of the registrant held by non-affiliates, were 43,545,913. The aggregate market value, as of June 30, 2002, of such common shares held by non-affiliates of the registrant was approximately $536.1 million based upon the last sales price reported that date on The Nasdaq Stock Market of $12.31 per share. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

      Common shares of the registrant outstanding at February 28, 2003 were 62,617,783, including shares held by affiliates of the registrant.

Documents Incorporated by Reference

      Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on or about May 20, 2003.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-K

December 31, 2002

PART I

ITEM 1.     Business

      PRG-Schultz International, Inc., a United States of America based Company, f/ k/ a The Profit Recovery Group International, Inc. and subsidiaries (collectively, the “Company”) is the leading worldwide provider of recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to:

•	retailers such as discount, department, specialty, grocery and drug stores;

•	manufacturers of high-tech components, pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

•	wholesale distributors of computer components, food products and pharmaceuticals;

•	healthcare providers such as hospitals and health maintenance organizations; and

•	service providers such as communications providers, transportation providers and financial institutions.

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

      The Company currently operates in over 40 different countries. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for the worldwide operating segment disclosures. The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations reported in the Other Ancillary Services segment.

      In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”) within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001 the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      As indicated in the preceding paragraph, Meridian, the Communications Services business, and the Channel Revenue business were originally offered for sale in the first quarter of 2001. During the first quarter of 2002, the Company concluded that the then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these three remaining discontinued operations. The Company’s Consolidated Financial Statements included in Item 8. of this Form 10-K have been reclassified to reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented. In addition, Logistics Management Services, a unit that was closed within Communications Services, and French Taxation Services have been presented as discontinued

operations in the Company’s Consolidated Financial Statements for all periods presented. Unless specifically stated, all financial and statistical information contained herein is presented with respect to continuing operations only.

      The following discussion includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are at times identified by words such as “plans,” “intends,” “expects,” or “anticipates” and words of similar effect and include statements regarding the Company’s financial and operating plans and goals. These forward-looking statements include any statements that cannot be assessed until the occurrence of a future event or events. Actual results may differ materially from those expressed in any forward-looking statements due to a variety of factors, including but not limited to those discussed herein and below under “Risk Factors”.

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

      Businesses are increasing the use of technology to manage complex accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These paperless transactions are widely referred to as Electronic Data Interchange, or “EDI”, and implementation of this technology is maturing. EDI, which typically is carried out using private, proprietary networks, streamlines processing large numbers of transactions, but does not eliminate payment errors because operator input errors may be replicated automatically in thousands of transactions. EDI systems typically generate significantly more individual transaction details in electronic form, making these transactions easier to audit than traditional paper-based accounts payable systems. Recovery audit firms, however, require sophisticated technology in order to audit EDI accounts payable processes effectively.

      The Company believes that procurement technologies involving the Internet will significantly enhance recovery audit opportunities in both the short-term and long-term.

      In the short-term, Extensible Markup Language (“XML”), a set of rules for defining and sharing document types over the Internet, provides a communications framework, but data type definitions are still needed for many industries. Until data type definitions are widely established, the Company believes that errors due to inconsistent data treatments may be prevalent and may present transitional recovery opportunities.

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

      The Company believes that many businesses are increasingly outsourcing internal recovery functions to independent recovery audit firms. Factors contributing to this trend include the following:

•	a need for significant investments in technology, especially in an EDI environment, which the Company believes are greater than even large businesses can often justify;

•	an inability to duplicate the breadth of industry and auditing expertise of independent recovery audit firms;

•	a desire to focus limited resources on core competencies; and

•	a desire for larger and more timely recoveries.

      The domestic and international recovery audit industry for accounts payable services is characterized by the Company, the worldwide leader providing services to clients in over 40 countries, and numerous smaller competitors who typically do not possess multi-country service capabilities. Many smaller recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are less equipped to audit large EDI accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that it has significant opportunities due to its national and international presence, well-trained and experienced professionals, and advanced technology.

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

      In connection with the acquisitions of the businesses of HSA-Texas and affiliates, the Company changed its name to PRG-Schultz International, Inc.

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

      The Company’s technology provides uniform platforms for its auditors to offer consistent and proven audit techniques and methodologies based on a client’s size, industry or geographic scope of operations. The Company is a leader in developing and utilizing sophisticated software audit tools and techniques that enhance the identification and recovery of payment errors. By leveraging its technology investment across a large client base, the Company is able to continue developing proprietary software tools and expand its technology leadership in the recovery audit industry.

      The Company is also a leader in establishing new recovery audit practices to reflect evolving industry trends. The Company’s auditors are highly trained and many have joined the Company from finance-related management positions in the industries the Company serves. To support its auditors, the Company provides data processing, marketing, training and administrative services.

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

The PRG-Schultz Strategy

      The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. Its strategy to achieve this objective consists of the following elements:

•	Focus on the Company’s Core Accounts Payable Services Business. In March 2001, the Company formalized a strategic realignment initiative designed to enhance its financial position and clarify its investment and operating strategy by focusing on the core Accounts Payable Services business. The Company believes that this business will provide a greater return on investment and higher growth than other opportunities outside of accounts payable services. As a result, the Company divested certain non-core businesses in 2001 and separated the remaining non-core businesses into a discrete reporting segment entitled Other Ancillary Services. The Company also believes that it has significantly strengthened its accounts payable business through the January 2002 acquisitions of the businesses of HSA-Texas and affiliates, formerly the Company’s principal competitor in this business.

•	Continue to grow the Domestic Accounts Payable Services Business. Although the Company is by far the largest domestic provider of accounts payable services, there is still a large number of potential clients in the U.S. that either do not currently utilize outside accounts payable recovery audit service providers, or do utilize such services but obtain them from the Company’s competitors. The Company’s sales and marketing professionals are continuously working to secure new clients. Additionally, the Company intends to capitalize on continuing advancements in data communications technology to grow its domestic Accounts Payable Services business. The Company’s existing and potential clients are increasingly capable of providing more data to use in the recovery audit process. In the past, access to more data has enabled the Company to broaden the scope of its audits and to increase the level of recoveries from these audits. Another area of focus for the Company is to reduce or eliminate client-imposed restrictions in the scope of the Company’s work. Many clients currently restrict the population of suppliers the Company is permitted to audit or claim types the Company is permitted to pursue. To the extent the Company is successful in having these restrictions lifted, its revenues should proportionately grow. In addition, the Company intends to utilize enhanced proprietary technologies to eventually pursue new small and mid-sized clients which historically, due to technology constraints, the Company has not been able to service in a profitable manner.

•	Expand International Operations. To date, many large international retailers and other international businesses have not utilized recovery audit services to the same extent as similar firms based in the U.S., Canada, the United Kingdom and Mexico. However, the Company believes that many international businesses are increasingly engaging independent recovery audit firms. The Company intends to focus its resources on pursuing potential international clients in geographic regions that it believes offer the greatest potential return on investment. The Company also intends to capitalize on its leading worldwide presence to provide greater recovery audit services to multi-national companies with significant and expanding international operations. An additional area of international growth emphasis is working with clients to obtain increasingly greater types and quantities of electronic purchase data, and to reduce client-imposed restrictions on the scope of the Company’s work. Electronic purchase data availability and scope restrictions are among the greatest international challenges the Company faces, but are also believed to present the greatest near-term opportunities for international revenue growth.

•	Promote Outsourcing Arrangements. The Company seeks to capitalize on the growing trend of businesses to outsource internal recovery audit and expense containment efforts. Due to factors including the growing complexity and volume of business transactions and the development of dynamic purchasing markets, the Company believes that its clients benefit significantly from these outsourcing arrangements because the Company’s expertise allows it to generally complete its audits more quickly, identify larger claims and execute on cost-saving opportunities more efficiently than internal recovery audit departments. The Company further believes that as clients continue to upgrade their systems, outsourcing arrangements involving recovery audit work will become increasingly prevalent due in part to the sophisticated technology necessary to identify errors.

•	Maintain High Client Retention Rates. The Company has historically maintained very high rates of client retention. The Company intends to maintain and improve its high client retention rates by continuing to provide comprehensive recovery audit services and utilizing highly trained auditors, and by continuing to refine its advanced audit methodologies and employing client-centered business approaches to better understand client needs and configure the appropriate service model to meet them.

•	Maintain Technology Leadership. The Company believes its proprietary technology provides a significant competitive advantage over both its principal competitors and its clients’ in-house recovery audit departments. The Company has a dedicated audit development staff responsible for interfacing with both field audit personnel and information technology professionals to continually improve its proprietary technology as its clients’ needs evolve. The Company intends to continue making substantial investments in technology to enable the most effective and profitable service delivery.

PRG-Schultz Services

     Accounts Payable Services

      Through the use of proprietary technology, audit techniques and methodologies, the Company’s trained and experienced auditors examine merchandise procurement records on a post-payment basis to identify overpayments resulting from situations such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, duplicate payments and erroneous application of sales tax laws and regulations.

      To date, the Accounts Payable Services operations have served two client types, retail/wholesale and commercial, with each type typically served under a different service delivery model.

      “Broad-scope” audit services provided to retail/wholesale clients account for the Company’s largest worldwide source of revenues. These services typically recur annually and are largely predictable in terms of estimating the dollar volume of client overpayments that will ultimately be recovered. For most retail/wholesale clients, the Company typically identifies a larger volume of recoveries each year when compared to recoveries realized in the immediate preceding year. This growth generally results from factors such as increasing sophistication of the Company’s auditors and software, and continuing client migration toward electronic merchandise procurements that the Company can more thoroughly audit. The continuous broadening of types of available electronic purchase data and the relaxation of client-imposed scope restrictions can also often significantly increase our recoveries, and consequently our fees, from one year to the next for a given client. “Broad-scope” audit services are the most comprehensive in nature, focusing on numerous recovery categories related to both procurement and payment activities. These audits typically entail comprehensive and customized data acquisition from the client with the aim of capturing individual line-item transaction detail. “Broad-scope” audits are often long duration endeavors, with year-round on-site work by permanent multi-auditor teams quite common for larger clients. The Company currently serves retail/wholesale clients on six continents.

      The Company also examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers that are collectively termed as “commercial” clients. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year-to-year. Additionally, the duration of a “basic-scope” audit is usually measured in weeks and the number of auditors assigned per client is usually one or two. Currently, the majority of the Company’s commercial clients are located in North America and the United Kingdom, although the Company believes expansion to other markets is progressing at a satisfactory rate.

      The Company is currently modifying its approach to service delivery to more closely align the scope of its services to the unique needs and characteristics of each individual client, regardless of their industry, to the extent consistent with maximizing the Company’s profitability. Thus, prospectively, certain retail/wholesale clients that have historically been served by the “broad-scope” service model, will be served under the “basic-scope” service model. Conversely, certain commercial clients that historically have been served by the “basic-scope” service model, will prospectively be served under the “broad-scope” service model.

Other Ancillary Services

      The following specialty areas comprise the Company’s Other Ancillary Services operations:

Meridian VAT Reclaim

      In August 1999, the Company acquired Meridian. Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world. The services provided to clients by Meridian are typically recurring in nature.

Communications Services Business

      The Communications Services business analyzes and summarizes its clients’ current telecommunications invoices, routing patterns and usage volumes to enable interdepartmental expense allocations. It also applies its specialized expertise to historical client telecommunications records to identify and recover refunds of previous overpayments. The Communications Services business also provides expense management services such as invoice processing and call accounting.

Channel Revenue Business

      The Channel Revenue business provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies. Channel Revenue clients generally receive two audits each year.

Client Contracts

      The Company’s typical client contract provides that the Company is entitled to a stipulated percentage of overpayments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The method of effecting a recovery is often dictated by industry practice. For some services, the client contract provides that the Company is entitled to a fee for the rendering of that service. In addition to client contracts, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client.

Technology

      Technology advancements and increasing volumes of business transactions have resulted in the Company’s clients continuously increasing the use of technology to manage complex accounts payable, and collateral enterprise systems, and to realize greater operating efficiencies. Given this environment, the Company believes its proprietary technology, databases and processes serve as important competitive advantages over both its principal competitors and its clients’ in-house recovery audit functions.

      In order to sustain these competitive advantages, the Company intends to continue investing in technology initiatives to deliver innovative, client-focused solutions which enable the Company to provide its services in the most timely, effective and profitable manner. A cornerstone of the Company’s current philosophy toward technology investment involves the measurement of the performance of its technology through effectiveness ratios in order to ensure that it leverages technology to increase revenues and operating income.

      The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned and co-locational data processing facilities in its business. Each of the Company’s businesses employs separate technology.

Accounts Payable Services Audit Technology

      The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned and co-locational data processing facilities in its Accounts Payable Services business. Client transaction systems are designed to optimize execution in the present time. The Company’s tools provide visibility to past transactions and allow its auditors to take frequent snapshots of data. The Company’s proprietary technology is optimized for mining overpayments with the flexibility of coordinating these snapshots in time.

      The Company’s Accounts Payable Services technology can analyze massive volumes of data to help clients uncover patterns or potential problems in overpayments. The Company uses the most advanced data mining capabilities for analyzing data to the transaction level. The Company mines the data using algorithms to find patterns and associations between fields in relational databases. The result of data mining is a rule (or set of rules) that allow the Company to find new relationships among events and maximize the recovery for the client.

      At the beginning of a typical accounts payable recovery audit engagement, the Company obtains a wide array of transaction data from its client for the time period under review. The Company typically receives this data by Electronic Data Interchange (EDI), magnetic media, or paper (the Company uses a custom imaging technology to scan the paper into electronic format), which is then mapped by the Company’s technology professionals into standardized and proprietary layouts at one of the Company’s data processing facilities primarily using high performance database and storage technologies. The Company’s data acquisition, data processing and data management methodologies are aimed at maximizing efficiencies and productivity, while maintaining the highest standards of client confidentiality.

      The Company’s experienced technology professionals then prepare statistical reports to verify the completeness and accuracy of the data. The Company delivers this reformatted data to its auditors who, using the Company’s proprietary client server-based field audit software, sort, filter and search the data for indications of erroneous payments. The Company’s technology professionals also produce client-specific standard reports and statistical data for the auditors. These reports and data often reveal patterns of activity or unusual relationships suggestive of potential overpayment situations.

      The Company maintains a secure, automated and web-enabled database of audit information that provides the ability to query on multiple variables including claim categories, SIC and industry codes, vendors, and audit years to facilitate data analysis for the identification of additional recovery opportunities and to provide recommendations for process improvements to clients. The Company has numerous security measures in place, including secure and restricted access to this database, to ensure the highest standards of data integrity and client confidentiality.

Meridian VAT Reclaim Technology

      Meridian utilizes a proprietary software application that assists business clients in the reclaiming of value-added taxes (“VAT”). The functionality of the software includes paper flow monitoring, financial and managerial reporting and EDI. The paper flow monitoring reflects all stages of the reclaim business process from logging in claims received to printing out checks due to clients. The reporting system produces reports that measure the financial and managerial information for each stage of the business process.

Communications Services Audit Technology

      Although various proprietary processes and databases are used to conduct telecommunications audits, the Communications Services business currently relies heavily upon the industry and vendor knowledge possessed by its audit personnel in its expense recovery and reduction service offerings. Delivery of expense management services, particularly call accounting, is more technologically-driven.

      Communications Services utilizes a proprietary web-based software that provides the client with information from the services delivered. The proprietary software is used to facilitate charge back reporting, to process client invoices and to report the status of claims and recoveries. Additional proprietary software is used to facilitate data acquisition and production processing, allowing for expedient and effective management of the data, which results in cost efficiencies.

Channel Revenue Audit Technology

      The Channel Revenue business employs proprietary audit methodologies to analyze data in search of various situations in which its clients may not have received all of the revenues to which they are entitled.

Auditor Hiring and Training

      Many of the Company’s auditors and specialists formerly held finance-related management positions in the industries the Company serves. To meet its growing need for additional auditors, the Company also hires recent college graduates, particularly those with multi-lingual capabilities and technology skills. While the Company has been able to hire a sufficient number of new auditors to support its growth, there can be no assurance that the Company can continue hiring sufficient numbers of qualified auditors to meet its future needs.

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

Clients

      The Company provides its services principally to large and mid-sized businesses having numerous payment transactions with many vendors. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 22.6% and 25.1% of its revenues from continuing operations for the years ended December 31, 2002 and 2001, respectively. The Company did not have any clients that contributed 10.0% or more of revenues from continuing operations for the year ended December 31, 2002. The Company’s largest client, Wal-Mart International, contributed 10.0% of total revenues for the year ended December 31, 2001.

Sales and Marketing

      Due to the highly confidential and proprietary nature of a business’s purchasing patterns and procurement prices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. This type of investigation may include an on-site inspection of the Company’s service facilities. The Company has typically found that its service offerings that are the most annuity-like in nature such as a “broad-scope” audit require the longest sales cycle and highest levels of direct person-to-person contact. Conversely, service offerings that are short-term, discrete events, such as certain “basic-scope” audits, are susceptible to more cost effective sales and marketing delivery approaches such as telemarketing.

Proprietary Rights

      The Company continuously develops new recovery audit software and methodologies that enhance existing proprietary software and methodologies. The Company regards its proprietary software as protected by trade secret and copyright laws of general applicability. In addition, the Company attempts to safeguard its proprietary software and methodologies through employee and third-party nondisclosure agreements and other methods of protection. While the Company’s competitive position may be affected by its ability to protect its software and other proprietary information, the Company believes that the protection afforded by trade secret and copyright laws is generally less significant to the Company’s overall success than the continued pursuit and implementation of its operating strategies and other factors such as the knowledge, ability and experience of its personnel.

      The Company owns or has rights to various copyrights, trademarks and trade names used in the Company’s business, including but not limited to AuditPro®, Sentinel™ and Direct F!nd®.

Competition

      The “basic-scope” recovery audit business is highly competitive and barriers to entry are relatively low. The Company believes that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level client data, and an audit focus on a select few recovery categories.

      The “broad-scope” recovery audit business is also highly competitive with numerous existing competitors that are believed to be substantially smaller than the Company. Barriers to effective entry and longevity as a viable “broad-scope” recovery audit firm are believed to be high. The Company further believes that these high barriers to entry result from numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine massive volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.

      The competitive factors affecting the market for the Company’s recovery audit services include:

•	establishing and maintaining client relationships;

•	quality and quantity of claims identified;

•	experience and professionalism of audit staff;

•	rates for services;

•	technology; and

•	geographic scope of operations.

Employees

      At January 31, 2003, the Company had approximately 3,350 employees, of whom approximately 2,160 were located in the U.S. The majority of the Company’s employees are involved in the audit function. The Company believes its employee relations are satisfactory.

Website

      The Company makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. Since November 15, 2002, the Company has made all filings with the Securities and Exchange Commission available on its website, no later then the close of business on the date the filing was made. In addition, investors can access the Company’s filings with the Security Exchange Commission at www.sec.gov/edgar.shtml.

RISK FACTORS

External factors such as the potential conflict with Iraq and potential terrorist attacks could have a material adverse affect on our future revenues and earnings.

      Our business was significantly disrupted in the aftermath of the terrorist events that occurred in the United States on September 11, 2001. In the days and months following September 11, 2001, many of our clients in the United States were urgently attending to new security imperatives and other matters of immediate priority. Additionally, there was an understandable and temporary reluctance on the part of our employees and clients to travel by air in order to conduct business. As a partial consequence of the events of September 11, 2001, our Company’s revenues and earnings for the quarter ended September 30, 2001 were significantly below both internally-planned and externally-published expectations. Future external factors such as the potential conflict with Iraq and/or future terrorist events could again have a material and adverse affect on our revenues and earnings, including, potentially, adverse affects on both our United States operations and our international operations.

We depend on our largest clients for significant revenues, and if we lose a major client, our revenues could be adversely affected.

      We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2002 and 2001, our two largest clients accounted for approximately 14.5% and 14.9% of our revenues from continuing operations, respectively. If we lose any major clients, our results of operations could be materially and adversely affected by the loss of revenue, and we would have to seek to replace the client with new business.

Client and vendor bankruptcies, including the K-Mart bankruptcy, and financial difficulties could reduce our earnings.

      Our clients generally operate in intensely competitive environments and bankruptcy filings are not uncommon. This is especially true with regard to retailers worldwide from which the Company derives a majority portion of its consolidated revenues. Additionally, adverse economic conditions throughout the world have increased, and they continue to increase, the financial difficulties experienced by our clients. On January 22, 2002, K-Mart Corporation, which accounted for 0.1% and 4.9% of our 2002 and 2001 revenues from continuing operations, respectively, filed for Chapter 11 Bankruptcy reorganization. At the time of the K-Mart filing, K-Mart owed the Company $2.0 million for services invoiced but unpaid. Of this amount, the Company charged $1.5 million to expense in 2001 and the remaining $0.5 million to expense in 2002. As a direct consequence of the bankruptcy filing, the Company derived modest revenues from K-Mart in 2002 and currently expects moderate revenues from K-Mart in 2003. There can be no assurances that the Company’s expected level of 2003 revenues from K-Mart will be achieved. In addition, further bankruptcy filings by one or more of our other significant clients, or significant vendors who supply them, or unexpectedly large vendor claim chargebacks lodged against our clients, could have a material adverse affect on our financial condition and results of operations. Likewise, our failure to collect our accounts receivable due to the financial difficulties of one or more of our large clients could adversely affect our financial condition and results of operations even if such clients do not ultimately file for bankruptcy protection.

The market for providing “basic-scope” recovery audit services to commercial entities in the United States is maturing.

      The substantial majority of our domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model that typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. We believe that the market for providing “basic-scope” recovery audit services to commercial entities in the U.S. is reaching maturity with the existence of many competitors and increasing pricing pressures. We intend to distinguish ourselves by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by our auditors with commensurately greater dollars recovered and fees earned. Until we can convert a substantial number of our current domestic Accounts Payable Services commercial clients to “broad-scope” audits, annual revenues derived from domestic commercial clients is expected to contract. Although we are giving this conversion managerial emphasis, no definitive completion timetable has been established.

Our revenues from certain clients may change markedly from year-to-year.

      We examine merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers. Services to these types of clients to date have tended to be either “one-time” or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year-to-year depending on factors such as the size and nature of the client division under audit.

We rely on international operations for significant revenues.

      In 2002, approximately 31.0% of our revenues from continuing operations were generated from international operations. International operations are subject to risks, including:

•	political and economic instability in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•	fluctuations in currency exchange rates, particularly weaknesses in the Australian Dollar, the Euro, the British Pound, the Canadian Dollar, the Argentine Peso, the Brazilian Real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings;

•	costs associated with adapting our services to our foreign clients’ needs;

•	unexpected changes in regulatory requirements and laws;

•	difficulties in transferring earnings from our foreign subsidiaries to us; and

•	burdens of complying with a wide variety of foreign laws and labor practices.

      Because we expect a significant and growing proportion of our revenues to continue to come from international operations, the occurrence of any of the above events could materially and adversely affect our business, financial condition and results of operations.

We require significant management and financial resources to operate and expand our recovery audit services internationally.

      In our experience, entry into new international markets requires considerable management time as well as start-up expenses for market development, hiring and establishing office facilities. In addition, we have encountered, and expect to continue to encounter significant expense and delays in expanding our international operations because of language and cultural differences, communications and related issues. We generally incur the costs associated with international expansion before any significant revenues are generated. As a result, initial operations in a new market typically operate at low margins or may be unprofitable. Because our international expansion strategy will require substantial financial resources, we may incur additional indebtedness or issue additional equity securities, which could be dilutive to our shareholders. In addition, financing for international expansion may not be available to us on acceptable terms and conditions.

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

      Prior to 2001, the Company had historically experienced significant seasonality in its business. We typically realized higher revenues and operating income in the last two quarters of our fiscal year. This trend reflected the inherent purchasing and operational cycles of our clients. During the year ended December 31, 2001, we did not experience the revenue and operating income trend that we had historically experienced in prior years due primarily to the impact of the events in the United States on September 11, 2001 and costs incurred that were associated with the Company’s abandoned attempt to sell certain discontinued operations subsequently retained. As of January 24, 2002, the Company’s results of operations have included the results of the business acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. Also impacting 2002, were certain costs associated with the integration of the acquired operations and the integration of the Company’s domestic retail and domestic commercial operations. We currently believe that our revenues and operating income in 2003 will return to the same seasonality previously experienced prior to 2001. If this belief is subsequently borne out and we do not realize increased revenues in future third and fourth quarter periods, due to adverse economic conditions in those quarters or otherwise, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing selling, general and administrative expenses are largely fixed.

Our revised compensation plan in the United States may cause us to lose auditors.

      We are in the process as of March 2003 of implementing a revised compensation plan in the United States for our field audit professionals. Although this plan has been carefully developed over a considerable period of time by a task force that included field auditor representation, there can be no assurance that all of our United States field audit professionals will find it acceptable, and some may choose to leave our employment as a result. If we cannot retain or hire sufficient numbers of qualified auditors in the United States to meet our needs, our future revenues and profitability could be materially adversely impacted.

An adverse judgment in the securities action litigation in which we and John M. Cook are defendants could have a material adverse effect on our results of operations and liquidity.

      We and John M. Cook, our Chief Executive Officer, are defendants in three class action lawsuits initiated on June 6, 2000 in the United States District Court for the Northern District of Georgia, Atlanta Division, which have since been consolidated into one proceeding (the “Securities Class Action Litigation”). A judgment against us in this case could have a material adverse effect on our results of operations and liquidity, while a judgment against Mr. Cook could adversely affect his financial condition and therefore have a negative impact upon his performance as our chief executive officer. Plaintiffs in the Securities Class Action Litigation have alleged in general terms that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in our method of recognizing revenue and in connection with revenue reported for a division. The plaintiffs further allege that these misstatements and omissions led to an artificially inflated price for our common stock during the putative class period, which runs from July 19, 1999 to July 26, 2000. This case seeks an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. Although we believe the alleged claims in this lawsuit are without merit and intend to defend the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of this litigation.

Our failure to retain the services of John M. Cook, or other key members of management, could adversely impact our continued success.

      Our continued success depends largely on the efforts and skills of our executive officers and key employees, particularly John M. Cook, our Chief Executive Officer and Chairman of the Board. The loss of the services of Mr. Cook or other key members of management could materially and adversely affect our business. We have entered into employment agreements with Mr. Cook and other key members of management. While these employment agreements limit the ability of Mr. Cook and other key employees to directly compete with us in the future, nothing prevents them from leaving our company. We also maintain key man life insurance policies in the aggregate amount of $13.3 million on the life of Mr. Cook.

The inability of Transporters VAT Reclaim Limited to renew sufficient financing may have an impact on Meridian’s operations.

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the Value Added Taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR, for which it receives a percentage fee. TVR maintains a 38.3 million Euro ($40.2 million at December 31, 2002 exchange rates) financing facility with Barclays Bank plc (“Barclays”) whereby its sells the VAT refund claims to Barclays with full recourse. As of December 31, 2002, there was 35.0 million Euro ($36.7 million at December 31, 2002 exchange rates) outstanding under this facility. As a condition of the financing facility between TVR and Barclays, Meridian has provided an indemnity to Barclays for any losses that Barclays may suffer in the event that Meridian processes any fraudulent claims on TVR’s behalf. Meridian has not been required to remit funds to Barclays under this indemnity and the Company believes the probability of the indemnity clause being invoked is remote. Meridian has no obligation to Barclays as to the collectibility of VAT refund claims sold by TVR to Barclays unless fraudulent conduct is involved. The Barclays credit financing facility expires on March 31, 2003 and negotiations are currently underway to extend it. Should the Barclays credit financing facility not be extended or if it is extended under financial terms and conditions that are more expensive to TVR, Meridian’s future revenues from TVR ($3.6 million in 2002) and the associated profits therefrom could be substantially reduced or even eliminated. Moreover, if the new financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which was $2.4 million at December 31, 2002. This investment is included in Other Assets on the Company’s December 31, 2002 Consolidated Balance Sheet included in Item 8. of this Form 10-K.

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

      We believe that we are the largest recovery audit firm in the world and possess considerable and unique competitive advantages that would be difficult to duplicate. Nevertheless, the recovery audit business is highly competitive. Our principal competitors for accounts payable recovery audit services include numerous smaller firms. We can not provide assurance that we can continue to compete successfully with our competitors. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

We have violated our debt covenants in the past and may inadvertently do so in the future.

      As of September 30, 2001, we were not in compliance with certain financial ratio covenants in our then existing senior credit facility. Those covenant violations were waived by the lenders in an amendment to the senior credit facility dated November 9, 2001. This amendment also relaxed certain financial ratio covenants for the fourth quarter of 2001 and for each of the quarters of 2002. On December 31, 2001, we entered into a new senior credit facility and cancelled the prior credit facility. We have remained continuously in compliance with all financial ratio covenants contained in the new credit facility during 2002. Nevertheless, no assurance can be provided that we will not violate the covenants of our new credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that if the lenders demanded immediate repayment of any amounts outstanding that we would be able to secure adequate or timely replacement financing on acceptable terms or at all.

Future impairment of goodwill and other intangible assets could materially reduce our future earnings.

      Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company and its independent valuation advisors completed all required transitional testing related to the adoption of SFAS No. 142 in the second quarter of 2002. Based upon this testing, the Company concluded that all net goodwill balances relating to its Communications Services and Channel Revenue reporting units, which are part of the Company’s Other Ancillary Services segment, were impaired. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million. During the fourth quarter of 2002, the Company, working with independent valuation advisors, completed the required annual impairment testing and concluded that there was not an impairment of goodwill or intangible assets with indefinite useful lives as of October 1, 2002. As of December 31, 2002, the Company had a consolidated goodwill asset of $371.8 million, consisting of $363.6 million relating to the Accounts Payable Services segment and $8.2 million relating to the Other Ancillary Services segment and other intangible assets of $36.2 million relating to the Accounts Payable Services segment. To the extent that management (or its independent valuation advisers) misjudges or miscalculates any of the critical factors necessary to determine whether or not there is a goodwill or other intangible assets impairment, or if any of our goodwill or other intangible assets are accurately determined to be impaired, our future earnings could be materially adversely impacted.

Our articles of incorporation, bylaws, and shareholders’ rights plan and Georgia law may inhibit a change in control that you may favor.

      Our articles of incorporation and bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of us not approved by our board of directors. This could occur even if our shareholders are offered an attractive value for their shares or if a substantial number or even a majority of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:

•	a staggered board of directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders; and

•	the ability of the board of directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community.

      Our articles of incorporation also permit the board of directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. In addition, we have in place a “poison pill” shareholders’ rights plan that will trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party which are not approved by the board of directors. These provisions also could discourage bids for our shares of common stock at a premium and have a material adverse effect on the market price of our shares.

Our stock price has been and may continue to be volatile.

      Our common stock is traded on The NASDAQ National Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:

•	future announcements concerning us, key clients or competitors;

•	quarterly variations in operating results;

•	changes in financial estimates and recommendations by securities analysts;

•	developments with respect to technology or litigation;

•	the operating and stock price performance of other companies that investors may deem comparable to our Company;

•	acquisitions and financings; and

•	sales of blocks of stock by insiders.

      Stock price volatility is also attributable to the current state of the stock market, in which wide price swings are common. This volatility may adversely affect the price of our common stock, regardless of our operating performance.

We may be required to repurchase convertible notes.

      In certain circumstances, including a change in control, the holders of our convertible notes may require us to repurchase some or all of the notes. We cannot assure that we will have sufficient financial resources at such time or that we will be able to arrange financing to pay the repurchase price of the convertible notes. We may be required to refinance our senior indebtedness in order to make such payments, and we can give no assurance that we would be able to obtain such financing on acceptable terms or at all. Our failure to repurchase the notes would be an event of default under the notes, which could materially adversely affect our business, financial position and results of operations.

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

FORWARD LOOKING STATEMENTS

      Some of the information in this Form 10-K contains forward-looking statements and information made by us that are based on the beliefs of our respective management as well as estimates and assumptions made by and information currently available to our management. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding future services, market expansion and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under “Risk Factors” and elsewhere in this Form 10-K.

      Some of the forward-looking statements contained in this Form 10-K include:

•	statements regarding the Company’s expected future dependency on its major clients;

•	statements regarding increasing outsourcing of internal recovery audit functions;

•	statements regarding the benefits of global e-commerce initiatives to technologically advanced recovery audit firms;

•	statements regarding market opportunities for recovery audit firms and the opportunities offered by the Accounts Payable Services business;

•	statements regarding the impact of newly-emerging procurement technologies involving the Internet and the lack of data type definitions on recovery audit opportunities;

•	statements regarding the expected relative return on investment and growth of the Accounts Payable Services business;

•	statements regarding the impact on the Company’s revenues of elimination of client-imposed restrictions on the scope of the Company’s work;

•	statements regarding the Company’s ability to improve its client retention rates; and

•	statements regarding the sufficiency of the Company’s resources to meet its working capital and capital expenditure needs.

      In addition, important factors to consider in evaluating such forward-looking statements include changes or developments in United States and international economic, market, legal or regulatory circumstances, changes in our business or growth strategy or an inability to execute our strategy due to changes in our industry or the economy generally, the emergence of new or growing competitors, the actions or omissions of third parties, including suppliers, clients, competitors and United States and foreign governmental authorities, and various other factors. Should any one or more of these risks or uncertainties materialize, or the underlying estimates or assumptions prove incorrect, actual results may vary significantly and markedly from those expressed in such forward-looking statements, and there can be no assurance that the forward-looking statements contained in this Form 10-K will in fact occur.

      Given these uncertainties, you are cautioned not to place undue reliance on our forward-looking statements. We disclaim any obligation to announce publicly the results of any revisions to any of the forward-looking statements contained in this Form 10-K, to reflect future events or developments.

ITEM 2.     Properties

      The Company’s principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. The Company leases this space under an agreement expiring on December 31, 2014. The Company’s various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business. Prior to November 2002, the Company’s principal executive offices were located in approximately 95,000 square feet of office space in Atlanta, Georgia. The Company leased this space under various agreements with primary terms expiring from December 2002 through February 2005. The Company is obligated under these leases until their respective expirations.

      Excluding the lease for the Company’s current principal executive offices, the majority of the Company’s real property leases are individually less than five years in duration. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 3.     Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendant’s Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. The Court granted Plaintiffs’ Motion for Class Certification on December 3, 2002. Discovery is currently ongoing. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

ITEM 4.     Submission of Matters to a Vote of Security Holders

      During the fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq National Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s bank credit facility specifically limit payment of cash dividends. As of February 28, 2003, there were approximately 9,000 beneficial holders of the Company’s common stock and 294 holders of record. The following table sets forth, for the quarters indicated, the range of high and low trading prices for the Company’s common stock as reported by Nasdaq during 2002 and 2001.

	High	Low

2002 Calendar Quarter
1st Quarter	$14.18	$7.61
2nd Quarter	16.25	11.55
3rd Quarter	14.99	8.83
4th Quarter	12.49	7.31
2001 Calendar Quarter
1st Quarter	$7.67	$4.81
2nd Quarter	14.00	4.88
3rd Quarter	16.10	9.18
4th Quarter	9.80	4.20

ITEM 6.     Selected Consolidated Financial Data

      The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2002. Such historical consolidated financial data as of and for the five years ended December 31, 2002 have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which Consolidated Financial Statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 have been audited by KPMG LLP, independent auditors. The Consolidated Balance Sheets as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002 and the independent auditors’ report thereon, which in 2000 is based partially upon the report of other auditors and refers to changes in accounting for goodwill and other intangible assets in 2002 and revenue recognition in 2000 are included in Item 8. of this Form 10-K. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. Additionally, in December of 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal. Selected consolidated financial data for the Company has been reclassified to reflect Logistics Management Services, the closed unit within Communication Services and the French Taxation Services business as discontinued operations and all historical financial information contained herein has been reclassified to remove these businesses from continuing operations for all periods presented. Selected consolidated financial data for the Company was retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of Meridian and PRS International, Ltd., which were acquired in August 1999 and accounted for under the pooling-of-interests method. Further, during the fourth quarter of 2000, the Company’s Meridian and Channel Revenue businesses adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, retroactive to January 1, 2000. In accordance with the applicable requirements of accounting principles generally accepted in the United States of America, consolidated financial statements for periods prior to 2000 have not been restated. Additionally, the Company made the decision in the second quarter of 1999 to recognize revenue for all of its then-existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. In accordance with the applicable requirements of accounting principles generally accepted in the United States of America, consolidated financial statements for periods prior to 1999 have not been restated. Due to accounting changes, certain financial statement amounts related to continuing operations for 2000 will not be directly comparable to corresponding amounts for 1999 and 1998 and certain financial statement amounts related to continuing operations for 1999 will not be directly comparable to corresponding amounts for 1998. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2002(1)(5)(12)	2001(2)	2000(3)(5)	1999(4)(5)	1998(6)(7)

	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$463,297	$314,025	$302,080	$287,345	$207,351
Cost of revenues	265,488	180,519	177,723	155,326	113,872
Selling, general and administrative expenses	144,724	118,902	106,035	83,404	71,367
Business acquisition and restructuring expenses(8)	—	—	—	13,341	—

Operating income	53,085	14,604	18,322	35,274	22,112
Interest (expense), net	(9,339)	(8,903)	(7,589)	(4,330)	(2,824)

Earnings from continuing operations before income taxes, minority interest, discontinued operations and cumulative effect of accounting changes	43,746	5,701	10,733	30,944	19,288
Income taxes	16,186	3,363	5,796	13,306	6,954

Earnings from continuing operations before minority interest, discontinued operations and cumulative effect of accounting changes	27,560	2,338	4,937	17,638	12,334
Minority interest in (earnings) of consolidated subsidiaries	—	—	—	(357)	(460)

Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	27,560	2,338	4,937	17,281	11,874
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	(3,294)	(17,920)	10,155	2,760
Gain (loss) on disposal/retention of discontinued operations including operating results for phase out period, net of income taxes	2,716	(82,755)	—	—	—

Earnings (loss) from discontinued operations	2,716	(86,049)	(17,920)	10,155	2,760

Earnings (loss) before cumulative effect of accounting changes	30,276	(83,711)	(12,983)	27,436	14,634
Cumulative effect of accounting changes, net of income taxes	(17,208)	—	(26,145)	(29,195)	—

Net earnings (loss)	$13,068	$(83,711)	$(39,128)	$(1,759)	$14,634

Cash dividends per share(9)	$—	$—	$—	$0.01	$0.01

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.44	$0.05	$0.10	$0.36	$0.30
Discontinued operations	0.04	(1.78)	(0.37)	0.21	0.07
Cumulative effect of accounting changes	(0.27)	—	(0.53)	(0.61)	—

Net earnings (loss)	$0.21	$(1.73)	$(0.80)	$(0.04)	$0.37

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.40	$0.05	$0.10	$0.35	$0.29
Discontinued operations	0.03	(1.77)	(0.36)	0.20	0.07
Cumulative effect of accounting changes	(0.21)	—	(0.53)	(0.59)	—

Net earnings (loss)	$0.22	$(1.72)	$(0.79)	$(0.04)	$0.36

	December 31,

	2002(1)(5)(12)	2001(2)	2000(3)(5)	1999(4)(5)(10)	1998(6)(7)(11)

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,860	$33,334	$18,748	$23,593	$21,108
Working capital	35,562	39,987	156,944	150,701	94,941
Total assets	585,780	379,260	497,364	476,694	401,531
Long-term debt, excluding current installments and loans from shareholders	26,363	—	153,563	92,811	138,609
Convertible notes	121,491	121,166	—	—	—
Total shareholders’ equity	337,885	168,095	247,529	294,970	143,828

(1)	During 2002, the Company completed the acquisitions of the businesses of HSA-Texas and affiliates accounted for as a purchase.

(2)	During 2001, the Company completed the sale of its French Taxation Services business and Logistics Management Services segment at net losses of $54.0 million and $19.1 million, respectively. See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(3)	During 2000, the Company completed two acquisitions accounted for as purchases consisting of The Right Answer, Inc. (March) and TSL Services, Inc. (June). See Notes 2 and 15 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(4)	During 1999, the Company completed six acquisitions accounted for as purchases consisting of Payment Technologies, Inc. (April), Invoice and Tariff Management Group, LLC (June), AP SA (October), Freight Rate Services, Inc. (December), Integrated Systems Consultants, Inc. (December) and minority interests in three subsidiaries of Meridian VAT Corporation Limited (December). See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(5)	In 2002, the Company incurred a charge in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. Additionally, in 2000 (See Note 1(d) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K) and 1999, the Company changed its method of accounting for revenue recognition. The Company made the decision in the second quarter of 1999 to recognize revenue for all of its then-existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients.

(6)	Selected consolidated financial data for the Company as of and for the year ended December 31, 1998, as originally reported, have been retroactively restated, as required under accounting principles generally accepted in the United States of America, to include the accounts of Meridian VAT Corporation Limited and PRS International, Ltd. which were each acquired in August 1999 and accounted for under the pooling-of-interests method.

(7)	During 1998, the Company completed eight acquisitions accounted for as purchases consisting of Precision Data Link (March), The Medallion Group (June), Novexel S.A. (July), Loder, Drew & Associates, Inc. (August), Cost Recovery Professionals Pty Ltd (September), Robert Beck & Associates, Inc. and related businesses (October), IP Strategies SA (November) and Industrial Traffic Consultants, Inc. (December). See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(8)	Consists of merger-related charges relating to businesses acquired under the pooling-of-interests accounting method and certain restructuring charges.

(9)	Cash dividends per share represent distributions by PRS International, Ltd. to its shareholders.

(10)	Balance Sheet Data as of December 31, 1999 reflect the receipt of $118.5 million in net proceeds from the Company’s January 1999 follow-on public offering.

(11)	Balance Sheet Data as of December 31, 1998 reflect the receipt of $81.2 million in net proceeds from the Company’s March 1998 follow-on public offering.

(12)	During 2002, the Company made the decision to retain Meridian, the Communications Services business and the Channel Revenue business which were formerly discontinued operations. See Note 1(c) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      PRG-Schultz International, Inc. and subsidiaries (the “Company”) is the leading provider of recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors.

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

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition and accounts receivable reserves, goodwill and other intangible assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management; as a result they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its consolidated financial statements.

•	Revenue Recognition. The Company recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim (“Meridian”) and Channel Revenue units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. If the financial condition of the Company’s clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made.

•	Goodwill and Other Intangible Assets. As of December 31, 2002, the Company had unamortized goodwill of $371.8 million and other intangible assets of $36.2 million.

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company and its independent valuation advisors completed all required transitional testing related to the adoption of SFAS No. 142 in the second quarter of 2002. Based upon this testing, the Company concluded that all net goodwill balances relating to its Communications Services and Channel Revenue reporting units, which are part of the Company’s Other Ancillary Services segment, were impaired. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million. During the fourth quarter of 2002, the Company, working with independent valuation advisors, completed the required annual impairment testing and concluded that there was not an impairment of goodwill or intangible assets with indefinite useful lives as of October 1, 2002. As of December 31, 2002, the Company had a consolidated goodwill asset of $371.8 million, consisting of $363.6 million relating to the Accounts Payable Services segment and $8.2 million relating to the Other Ancillary Services segment, and other intangible assets of $36.2 million relating to the Accounts Payable Services segment. To the extent that management (or its independent valuation advisers) misjudges or miscalculates any of the critical factors necessary to determine whether or not there is a goodwill or other intangible assets impairment, or if any of our goodwill or other intangible assets are accurately determined to be impaired, our future earnings could be materially adversely impacted.

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

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,

	2002	2001	2000

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	57.3	57.5	58.8
Selling, general and administrative expenses	31.2	37.9	35.1

Operating income	11.5	4.6	6.1
Interest (expense), net	(2.0)	(2.8)	(2.5)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes	9.5	1.8	3.6
Income taxes	3.5	1.1	2.0

Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	6.0	0.7	1.6
Discontinued operations:
Loss from discontinued operations, net of income taxes.	—	(1.0)	(5.9)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase out period, net of income taxes	0.5	(26.4)	—

Earnings (loss) from discontinued operations	0.5	(27.4)	(5.9)

Earnings (loss) before cumulative effect of accounting changes	6.5	(26.7)	(4.3)
Cumulative effect of accounting changes, net of income taxes	(3.7)	—	(8.7)

Net earnings (loss)	2.8%	(26.7)%	(13.0)%

      On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. (“HSA-Texas”), substantially all of the outstanding stock of HS&A International Pte Ltd. and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas (see Note 15 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). The acquisitions of the businesses of HSA-Texas and affiliates were accounted for as purchase transactions. The operating results of the acquired entities have been included in the Company’s results of operations since the date of acquisition.

      The Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates were highly significant in size relative to the Company’s size immediately prior to such acquisitions. The Company’s Current Report on Form 8-K dated January 24, 2002 provides perspective on the relative sizes of the respective entities. Pursuant to approximately six months of extensive advance integration planning, the clients and associates of HSA-Texas and affiliates were integrated with those of the Company on January 24, 2002 in such fashion that it is not reasonably possible subsequent to January 24, 2002 to distinguish results of operations contributed by the Company’s historical business from those contributed by the former HSA-Texas and affiliates.

      The Company’s revenues from Accounts Payable Services for the year ended December 31, 2002 are only moderately less than the aggregate Accounts Payable Services revenues achieved by the two separate organizations during 2001 when taking into consideration the estimated revenues of the various affiliated companies reacquired by HSA-Texas throughout the course of 2001. Accordingly, the Company intends to ascribe the substantial majority of its 2002 year-over-year Accounts Payable Services revenue growth to its acquisitions of the businesses of HSA-Texas and affiliates. The Company is unable to provide current-year versus prior-year comparisons with respect to its historical business since that business was fundamentally reconstituted on January 24, 2002.

2002 Compared to 2001

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      Revenues from continuing operations increased $149.3 million or 47.5% to $463.3 million in 2002, up from $314.0 million in 2001. This year-over-year improvement was comprised of an increase of $149.6 million from the Company’s Accounts Payable Services segment partially offset by a decrease of $0.3 million from the Other Ancillary Services segment.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment increased 57.7% to $408.9 million during the year ended December 31, 2002, up from $259.3 million during the comparable period of 2001.

      Domestic revenues from continuing operations generated by the Company’s Accounts Payable Services segment increased 50.7% to $297.6 million for the year ended December 31, 2002, up from $197.5 million for the year ended December 31, 2001. The increase in revenues from domestic Accounts Payable Services operations was primarily due to business gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 80.2% to $111.3 million for the year ended December 31, 2002, up from $61.8 million for the year ended December 31, 2001. This growth in revenues from the international Accounts Payable Services operations was driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe, where the majority of the year-over-year increase in revenues from international Accounts Payable Services occurred. Also contributing to the increase in revenues were increased revenues for the Company’s Latin American and Canadian operations. The increase in revenues for the Latin American operations was primarily due to increased revenues from existing clients and new business generated as the Company continues to expand in this area. The increase in revenues for the Company’s Canadian operations was driven by the acquisitions of the businesses of HSA-Texas and affiliates.

      Revenues from the Company’s Other Ancillary Services segment decreased 0.7% to $54.4 million for the year ended December 31, 2002, down from $54.7 million for the comparable period of the prior year. This decrease was primarily driven by decreased revenues for the Communications Services and Channel Revenue operations partially offset by an increase in revenues generated by the Company’s Meridian operations. The Company’s Communications Services operations experienced a decrease in revenues of approximately $1.1 million during the year ended December 31, 2002, when compared to the same period of the prior year, primarily as a result of the decision to no longer actively market one of the division’s product lines and a decline in one specific product line of the division during the first quarter of 2002 compared to the same period of 2001. Revenues generated by the Company’s Channel Revenue operations for the year ended December 31, 2002 decreased approximately $1.0 million, primarily due to decreased revenues from existing clients and the loss of two major clients. The Company’s Meridian operations experienced an increase in revenues of approximately $1.8 million due to an increase in claims with a higher fee percentage and, to a lesser degree, an increase in non-VAT processing services offered to clients.

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

      Cost of revenues increased to $265.5 million or 57.3% of revenues for the year ended December 31, 2002, compared to $180.5 million or 57.5% of revenues for the year ended December 31, 2001.

      Cost of revenues from the Company’s Accounts Payable Services segment increased to $229.1 million or 56.0% of revenues for the year ended December 31, 2002, an increase from $141.4 million or 54.6% of revenues for the year ended December 31, 2001.

      Domestically, cost of revenues for Accounts Payable Services increased to $162.2 million for the year ended December 31, 2002 or 54.5% of domestic revenues for Accounts Payable Services, compared to $108.1 million or 54.7% for the year ended December 31, 2001. On dollar basis, cost of revenues increased primarily due to increased payroll expenses associated with increased year-over-year revenues and increased rental expense due to leases acquired as part of the HSA-Texas acquisitions.

      Internationally, cost of revenues for Accounts Payable Services was $66.9 million for the year ended December 31, 2002 or 60.0% of international revenues from Accounts Payable Services, an increase from $33.3 million or 54.0% of international revenues from Accounts Payable Services for the year ended December 31, 2001. The year-over-year increase in the cost of revenues, on a dollar basis and as a percentage of revenues for international Accounts Payable Services was driven primarily by the Company’s European operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. For the better part of the year ended December 31, 2002, the majority of the European auditors acquired through the acquisitions retained their independent contractor status. As independent contractors, their compensation structure was higher than the compensation structure of the Company’s employee associates. As of December 31, 2002, the Company has been successful in transitioning a majority of the European independent contractors to employees. However, the UK auditors acquired through the acquisitions are currently anticipated to retain their independent contractor status. The year-over-year increase in cost of revenues, on a dollar basis and as a percentage of revenues in international Accounts Payable Services operations was also impacted to a lesser degree by cost of revenues related to the Company’s Pacific operations. The Pacific operations experienced an increase in cost of revenues as a percentage of revenues and on a dollar basis, primarily due to increased payroll expense as additional auditors were hired to support the increase in new clients. New auditors are hired at a fixed compensation rate resulting in higher cost of revenues as a percentage of revenues during the ramp up period, which can be six to nine months. After the ramp up period, these auditors are usually transitioned to a variable-based compensation structure.

      Cost of revenues from the Company’s Other Ancillary Services operations was $36.4 million or 67.0% of revenues from Other Ancillary Services for the year ended December 31, 2002, compared to $39.1 million or 71.4% of revenues from Other Ancillary Services for the year ended December 31, 2001. The dollar and percentage decreases year-over-year were primarily the result of a decrease in cost of revenues on a dollar basis and as a percentage of revenues for the Meridian operations. Also contributing to the decrease in cost of revenues on a dollar basis were decreases in cost of revenues for Communications Services and Channel Revenue. Meridian implemented cost savings initiatives during 2002 including a streamlining of the workforce. Communications Services auditors are predominately salaried, and as such, even though on a dollar basis Communications Services’ cost of revenues for the year ended December 31, 2002 was slightly lower than cost of revenues for the same period of the prior year, this unit experienced an increase in cost of revenues as a percentage of revenues due to costs being spread over a smaller revenue base.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Effective January 1, 2002, the Company implemented the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that an intangible asset with a finite life be amortized over its useful life and that intangibles with an infinite life and goodwill not be amortized but evaluated for impairment. Accordingly, results for the year ended December 31, 2002 do not include any goodwill amortization or amortization of indefinite life intangibles. For purposes of comparison, goodwill amortization expense totaled $9.3 million for the year ended December 31, 2001.

      Selling, general and administrative expenses increased to $144.7 million for the year ended December 31, 2002, from $118.9 million for the same period of the prior year. On a percentage basis, selling, general and administrative expenses as a percentage of revenues decreased to 31.2% for the year ended December 31, 2002, down from 37.9% for the year ended December 31, 2001.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $67.3 million for the year ended December 31, 2002, up from $66.4 million for the year ended December 31, 2001. As a percentage of revenues from Accounts Payable Services, selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 16.5% for the year ended December 31, 2002, down from 25.6% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $41.6 million or 14.0% of revenues from domestic Accounts Payable Services for the year ended December 31, 2002, down from $48.5 million or 24.6% of revenues from domestic Accounts Payable Services during the same period of the prior year. The year-over-year dollar improvement in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations resulted from both the cessation of goodwill amortization as of January 1, 2002 pursuant to SFAS No. 142 and a reduction in bad debt expense, partially offset by an increase in additional payroll and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates. For purposes of comparison, during the year ended December 31, 2001, the Company incurred $7.7 million of goodwill amortization expense related to domestic Accounts Payable Services. During the year ended December 31, 2001, the Company’s domestic Accounts Payable Services operations experienced increases in accounts receivable reserves for client bankruptcies, primarily due to K-Mart’s filing in January 2002 as it related to our accounts receivable outstanding on December 31, 2001. Other than K-Mart, none of the Company’s major clients declared bankruptcy during the year ended December 31, 2002. The year-over-year improvement in selling, general and administrative expenses, excluding corporate overhead, as a percentage of revenues for the Company’s domestic Accounts Payable Services operations was also partially due to the cessation of goodwill amortization and the reduction in bad debt expense and the resulting reduced amount leveraged over increased revenues. Also contributing to the year-over-year improvement in selling, general and administrative expenses, excluding corporate overhead, as a percentage of revenues was the increase in payroll and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates being leveraged over a substantially increased revenue base year-over-year.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $25.7 million or 23.1% of revenues for the year ended December 31, 2002, compared to $17.9 million or 28.8% of revenues from international Accounts Payable Services for the year ended December 31, 2001. The year-over-year dollar increase in selling, general and administrative expenses for international Accounts Payable Services was the result of an increase in staffing and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates and transitional expenses and non-recurring charges related to realignment and integration activities, partially offset by a slight decrease in bad debt expense for the Company’s international Accounts Payable Services operations. As a percentage of revenue, the year-over-year improvement in selling, general and administrative expenses, excluding corporate overhead, as a percentage of revenues for the Company’s international Accounts Payable Services operations was also partially due to decreased bad debt expense and decreased foreign currency transaction losses. Also contributing to the year-over-year improvement in selling, general and administrative expenses, excluding corporate overhead, as a percentage of revenues was an improvement in payroll and other expenses as a percentage of revenues. While on a dollar basis, the Company’s international Accounts Payable services operations experienced an increase in payroll and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates, this increase was somewhat smaller than the year-over-year increase in the revenue base.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations decreased to $9.7 million or 17.8% of revenues from Other Ancillary Services for the year ended December 31, 2002, down from $14.3 million or 26.3% of revenues from Other Ancillary Services for the year ended December 31, 2001. All three business units within Other Ancillary Services contributed to the year-over-year improvement in selling, general and administrative expenses as a percentage of revenues. The Communications Services operations improved their year-over-year expenses as a result of a reduction in bad debt expense combined with a reduction in managerial and clerical support costs. Meridian also contributed to the improvement due to reductions in its third party marketing fees and a reduction in year-over-year losses due to the impact of foreign exchange rate fluctuations upon its facility with Barclays Bank. During 2001 and the first part of 2002, Meridian maintained a Receivable Financing Agreement (the “Agreement”) with Barclays Bank plc (“Barclays”). Under the Agreement, Meridian sold all eligible claims to Barclays in return for an up front cash payment equivalent to 80% of the claims sold. This cash advance was subject to a discount charge of 1% over a base rate subject to a minimum base rate in the case of relevant currencies other than the Euro and 2.5% in the case of the Euro. Meridian paid off its facility with Barclays Bank during the third quarter of 2002 and terminated the agreement. The improvement in selling, general and administrative expenses as a percentage of revenues for the Channel Revenue operations was due to decreased payroll expenses driven by a reduction in support staff and non-recurring expenses incurred during 2001 related to activities associated with the abandoned attempt to sell the business unit. Also contributing to the decrease in selling, general and administrative expenses experienced by each of the business units reported as part of the Company’s Other Ancillary Services operations was the cessation of goodwill amortization as of January 1, 2002, pursuant to SFAS No. 142. For purposes of comparison, during the year ended December 31, 2001, the Company’s Other Ancillary Services operations incurred $1.6 million of goodwill amortization.

      Corporate overhead selling, general and administrative expenses include the expenses of the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Corporate overhead selling, general, and administrative expenses increased to $67.7 million or 14.6% of total revenues from continuing operations for the year ended December 31, 2002, up from $38.2 million or 12.2% of total revenues from continuing operations during the year ended December 31, 2001. The increase in corporate overhead selling, general and administrative expenses on a dollar basis and as a percentage of revenues was due to increased payroll expenses as a result of increased incremental staffing and transitional expenses related to consultancy services for HSA-Texas integration efforts, costs incurred related to the relocation of the Company’s corporate office, costs incurred related to the integration of the domestic retail and domestic commercial operations and consolidation of certain functional support areas, increased depreciation expense as a result of increases in property and equipment, amortization of certain intangible assets with finite lives that were assigned a value as part of the acquisitions of the businesses of HSA-Texas and affiliates, increased incremental information technology expenses for HSA-Texas integration efforts, and additional expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 11.5% for the year ended December 31, 2002, compared to 4.6% for the year ended December 31, 2001.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services improved to 27.5% for the year ended December 31, 2002 up from 19.9% for the year ended December 31, 2001 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services improved to 31.5% for the year ended December 31, 2002, up from 20.7% for the year ended December 31, 2001 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased slightly to 16.8% for the year ended December 31, 2002, from 17.2% for the year ended December 31, 2001 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 15.2% for the year ended December 31, 2002, up from 2.4% for the year ended December 31, 2001 for the reasons discussed above.

      Interest (Expense), Net. Interest (expense), net for the year ended December 31, 2002 was $9.3 million, up from $8.9 million for the year ended December 31, 2001. The Company’s interest expense for the year ended December 31, 2002 was comprised of interest expense and amortization of the discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility. During the year ended December 31, 2002, the Company had increased interest expense related to the convertible notes (issued in the fourth quarter of 2001) and additional interest expense as a result of debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates in January 2002. These increases in interest expense were partially offset by lower interest expense on bank borrowings, when compared to the prior year. The decrease in interest expense on bank debt was due to lower principal balances outstanding on bank borrowings and a lower average interest rate.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Changes. The Company had earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes of $43.7 million for the year ended December 31, 2002, up from $5.7 million for the year ended December 31, 2001. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes were 9.5% for the year ended December 31, 2002 compared to 1.8% for the year ended December 31, 2001. This increase was due to an increase in revenues as a result of the acquisitions of the businesses of HSA-Texas and affiliates, partially offset by incremental infrastructure costs required to support the increased operations in addition to other factors discussed above.

      Income Taxes. The provisions for income taxes for 2002 and 2001 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37% for the year ended December 31, 2002 and 59% for the year ended December 31, 2001. The 37% rate is lower than in years prior to 2002 due to the impact of the implementation of SFAS No. 142, higher pre-tax earnings levels which served to dilute the impact of non-deductible expense items, and various tax planning strategies.

      Earnings (Loss) From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”) within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      Meridian, the Communication Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The Company’s Consolidated Financial Statements included in Item 8. of this Form 10-K have been reclassified to reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      The Company generated an after-tax loss from discontinued operations related to French Taxation Services for the year ended December 31, 2001 of $3.3 million.

      During the year ended December 31, 2002, the Company recognized a net after-tax gain from discontinued operations of $2.7 million. During the quarter ended March 31, 2002, the Company recognized a net after-tax gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to reclassify these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations. Additionally, during the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      As required under accounting principles generally accepted in the United States of America, during 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of then prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the then discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. As required under accounting principles generally accepted in the United States of America, net losses from the Logistics Management Services segment and the subsequently closed unit within the Communications Services business for the six months ended June 30, 2001 had been deferred since they were expected at that time to be fully recoverable upon ultimate sale of these businesses. Therefore, these losses have been included as part of the one-time, non-cash, after tax charge. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the then discontinued operations, estimated net earnings (losses) from the then discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ended March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment that was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment. Additionally, the $31.0 million charge included approximately $2.3 million in net loss from discontinued operations that were subsequently retained. Discontinued operations subsequently retained have been included in continuing operations for all periods presented.

      Cumulative Effect of Accounting Changes. The Company adopted SFAS No. 142, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units, which are part of the Company’s Other Ancillary Services segment, were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million. During the fourth quarter of 2002, the Company, working with independent valuation advisors, completed the required annual impairment testing and concluded that there was not an impairment of goodwill or intangible assets with indefinite useful lives as of October 1, 2002.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 62.7 million for the year ended December 31, 2002, up from 48.3 million for the year ended December 31, 2001. This increase was comprised primarily of outstanding shares issued in conjunction with the acquisitions of the businesses of HSA-Texas and affiliates (see Note 15 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

2001 Compared to 2000

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      For the year ended December 31, 2001, revenues from continuing operations were $314.0 million or 4.0% higher than revenues from continuing operations of $302.1 million achieved in the corresponding period of 2000.

      For the year ended December 31, 2001, revenues from Accounts Payable Services were $259.3 million or 1.6% higher than revenues from Accounts Payable Services of $255.1 million achieved in the corresponding period of 2000.

      Domestic revenues from Accounts Payable Services increased 1.7% to $197.5 million for the year ended December 31, 2001, up from $194.1 million for the comparable period of 2000. The increase was primarily due to increased revenues related to services provided to retail clients partially offset by decreased revenues related to services provided to commercial clients. Services provided to commercial clients tend to be either “one-time” or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year-to-year depending on factors such as the size and nature of the client division under audit.

      Internationally, revenues from Accounts Payable Services increased slightly to $61.8 million in 2001, up from $61.0 million in 2000. This growth in international Accounts Payable Services was the result of modest growth in Canada due to new clients and an expansion of services to existing clients. This increase was partially offset by a decrease in year-over-year revenues for Europe primarily due to the loss of one significant client.

      Revenues from the Company’s Other Ancillary Services segment increased 16.6% to $54.7 million for the year ended December 31, 2001, up from $47.0 million for the comparable period of the prior year. This increase was primarily driven by increases in revenue for the Communications Services operations and the Meridian operations. The Company’s Communications Services operations experienced an increase in revenues of approximately $5.4 million during the year ended December 31, 2001, when compared to the prior year. Results for the year ended December 31, 2001 included a full year of revenues related to the Company’s June 1, 2000 acquisition of TSL Services, Inc. (“TSL”) compared to seven months of revenues for the year ended December 31, 2000. Additionally the Company’s Meridian operations experienced an increase in revenues of approximately $2.3 million for the year ended December 31, 2001, when compared to the year ended December 31, 2000 as the result of increased cash collections for claim submissions. Revenues for Channel Revenue were flat at $5.4 million for the years ended December 31, 2001 and 2000.

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

      Cost of revenues was $180.5 million or 57.5% of revenues for the year ended December 31, 2001, compared to $177.7 million or 58.8% of revenues for the year ended December 31, 2000.

      Cost of revenues as a percentage of revenues from Accounts Payable Services was 54.6% of revenues for both years ended December 31, 2001 and 2000.

      Domestically, for the year ended December 31, 2001, cost of revenues as a percentage of revenues from domestic Accounts Payable Services improved compared to the same period of the prior year. For the year ended December 31, 2001, domestic cost of revenues as a percentage of revenues from domestic Accounts Payable Services was 54.7%, a decrease compared to 55.8% for 2000. This year-over-year decrease was primarily due to one-time charges taken in 2000 for employee advance account reductions due to auditor draws forgiven.

      Cost of revenues as a percentage of revenues from international Accounts Payable Services increased to 54.0% in the year ended 2001, up from 51.0% in the comparable period of 2000. This year-over-year increase was the result of increased levels of auditor staffing in the developing areas of Latin America and Asia. These countries added staff in order to penetrate new markets. During the initial period as new markets are entered, audit staff compensation is spread over a relatively small revenue base, which serves to increase the cost of revenues as a percentage of revenues.

      Cost of revenues from the Company’s Other Ancillary Services operations was $39.1 million or 71.4% of revenues for the year ended December 31, 2001 compared to $38.3 million or 81.5% of revenues for the year ended December 31, 2000. This percentage decrease was primarily the result of a decrease in cost of revenues as a percentage of revenues for Meridian partially offset by an increase in cost of revenues as a percentage of revenues for Communications Services operations. On a year-over-year basis, Meridian experienced a decrease in cost of revenues both on a dollar basis of $3.9 million and as a percentage of revenues as a result of operational improvements combined with an increase in revenues. The increase in Communication Services cost of revenues expenditures is a result of increased staffing in anticipation of future growth.

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

      Selling, general and administrative expenses increased to $118.9 million for the year ended December 31, 2001, from $106.0 million for the year ended December 31, 2000. On a percentage basis, selling, general and administrative expenses, as a percentage of revenues increased to 37.9% in 2001, up from 35.1% in 2000.

      For the year ended December 31, 2001, selling, general and administrative expenses, excluding corporate overhead, were 25.7% of revenues from Accounts Payable Services, compared to 23.6% for 2000.

      Domestically, excluding corporate overhead, selling, general and administrative expenses as a percentage of revenues from domestic Accounts Payable Services were 24.6% in the year ended December 31, 2001, up from 23.9% during the same period of the prior year. The increase in selling, general and administrative expenses on a year-over-year basis was primarily due to increases in accounts receivable reserves related to the Company’s domestic operations, including additional reserves for client bankruptcies, primarily K-Mart, partially offset by a reduction in administrative support costs.

      Internationally, selling, general and administrative expenses, excluding corporate overhead, as a percentage of revenues from the Company’s international Accounts Payable Services increased to 28.8% in the year ended December 31, 2001, up from 22.5% in 2000, primarily due to increases in accounts receivable reserves, particularly in Europe and Latin America. Additionally, Latin America incurred increased expenses in 2001 as a result of expansion of the commercial operations in Mexico and Brazil.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations increased to $14.4 million or 26.3% of revenues for the year ended December 31, 2001, up from $5.6 million or 11.9% of revenues for the year ended December 31, 2000. Excluding corporate overhead, selling, general and administrative expenses from Other Ancillary Services increased, both on a dollar basis and a percentage basis, primarily due to an increase in administrative support costs for both

Meridian and Communication Services and an increase in bad debt expense related to the Communications Services operations.

      Corporate overhead selling, general and administrative expenses include the expenses of the corporate data center, human resources, legal and accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles. Corporate overhead selling, general and administrative expenses as a percentage of revenues from continuing operations was 12.2% in the year ended December 31, 2001, down from 13.4% in the same period of 2000. This decrease is due in part to reduced period costs in 2001 for general expenses such as consulting fees and professional services and severance costs. During 2001, the Company incurred approximately $16.0 million for consulting and professional services of which approximately $8.0 million was capitalized as part of the acquisitions of HSA-Texas and affiliates, with the remaining $8.0 million being expensed as incurred. Additionally, in 2001, the Company wrote-off $2.6 million in unamortized deferred loan costs as a result of the early termination of its then existing senior credit facility. Conversely, the Company incurred approximately $10.3 million for consulting and professional services in 2000, all of which was expensed as incurred. Additionally, the Company had a year-over-year decrease in severance costs of approximately $1.7 million. During 2001, the Company continued to incur corporate overhead expenses to support its then discontinued operations. Under accounting principles generally accepted in the United States of America, a Company is not allowed to allocate general corporate overhead costs to discontinued operations with the exception of applicable interest expense.

      In connection with acquired businesses, the Company has recorded intangible assets including goodwill and deferred non-compete costs. Amortization of these intangible assets totaled $10.2 million and $10.1 million in 2001 and 2000, respectively. As of January 1, 2002, goodwill and intangible assets with indefinite lives are no longer subject to amortization pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 4.6% in 2001, compared to 6.1% in 2000.

      Operating income as a percentage of revenues from Accounts Payable Services was 19.9% in 2001, compared to 21.8% in 2000.

      Internationally, operating income as a percentage of revenues in the international portion of the Company’s Accounts Payable Services operations was 17.2% in the year ended December 31, 2001, down from 26.5% in the year ended December 31, 2000. The decline was driven by the increased cost of revenues and selling, general and administrative expenses as discussed above.

      Domestically, operating income as a percentage of domestic revenues from Accounts Payable Services, excluding corporate overhead, increased to 20.7% in 2001, up from 20.3% in 2000, for reasons outlined above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations decreased to 2.4% in 2001, down from 6.6% in 2000, for reasons outlined above.

      Interest (Expense), Net. Interest (expense), net for the year ended 2001 was $8.9 million, up from $7.6 million in 2000. Most of the Company’s interest expense in 2001 and 2000 pertained to its previously existing $200.0 million senior credit facility with a banking syndicate which was replaced with a three year $55.0 million senior credit facility on December 31, 2001. The Company historically made periodic borrowings under the former $200.0 million credit facility primarily to finance the cash portion of considerations paid for businesses it acquired (see Notes 2 and 15 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K). Without these acquisitions, the Company’s need for bank borrowings would have been minimal. The year-over-year increase in interest expense was directly attributable to higher outstanding balances due to borrowings under the senior credit facility during the year ended December 31, 2001 and a higher weighted average interest rate on outstanding borrowings year-over-year. Although the external interest rate environment improved in 2001 in comparison to 2000, the Company incurred increased marginal interest charges over the prevailing rates in 2001 versus 2000 due to the tiered pricing structure of the $200.0 million senior credit facility. Specifically, in 2001 the Company’s bank covenant ratios deteriorated in relationship to the ratios achieved in 2000. This deterioration in ratios caused the Company to move into a higher interest rate strata within the tiered pricing structure of the $200.0 million senior credit facility.

      On November 26, 2001, the Company completed a $95.0 million offering of its 4 3/4% convertible subordinated notes due in 2006. The Company issued an additional $15.0 million of the notes on December 3, 2001, and on December 4, 2001, the initial purchasers of the notes issued on November 26, 2001 purchased an additional $15.0 million of the notes to cover over allotments, bringing to $125.0 million the aggregate amount issued. The Company received net proceeds from the offering of approximately $121.4 million. The proceeds of the notes were used to pay down the Company’s outstanding balance under its senior credit facility. The convertible notes had minimal impact on interest expense during the year ended December 31, 2001, because, they were issued late in the year.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Changes. Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes as a percentage of total revenues were 1.8% in 2001, compared to 3.6% in 2000. The change in earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes was the result of the factors noted above.

      Income Taxes. The provisions for income taxes for 2001 and 2000 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 59% for the year, ended December 31, 2001 and 54% for the year ended December 31, 2000. These rates were higher than in years prior to 2000 due to the impact of non-deductible items such as portions of goodwill combined with lower levels of earnings.

      Earnings (Loss) From Discontinued Operations. In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      Meridian, the Communication Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The Company’s Consolidated Financial Statements included in Item 8. of this Form 10-K have been reclassified to reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations and to reflect French Taxation Services, the Logistics Management segment and the closed unit within the Communications Services business as discontinued for all periods presented.

      The Company incurred a loss from discontinued operations for the year ended December 31, 2001 of $86.0 million compared to a loss of $17.9 million for 2000. The Company generated an after tax loss from discontinued operations of $3.3 million related to French Taxation Services for the year ended December 31, 2001. Additionally, approximately $78.2 million of the loss for the year ended December 31, 2001 was due to the losses on the sales of the French Taxation Services business (which had been part of continuing operations until time of disposal and is included in discontinued operations for all for all periods presented in this Form 10-K. See Note 2 to of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.) and the Logistics Management Services segment of approximately $54.0 million and $19.1 million, respectively, as well as the closing of a unit within the Communications Services segment which resulted in a loss of approximately $5.1 million.

      As required under accounting principles generally accepted in the United States of America, the Company had continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the discontinued operations, net losses from discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge includes a $19.1 million loss specifically relating to the Logistics Management Services segment that was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also includes a $5.1 million loss specifically relating to the closing of a unit within the Communications Services segment.

      The Company recognized an after-tax non-recurring goodwill impairment charge of approximately $19.2 million in 2000 to adjust the net book value of the goodwill contained within the closed unit within the Communications Services business and goodwill contained within the French Taxation Services segment.

      Cumulative Effect of Accounting Changes. The $26.1 million cumulative effect of accounting change in 2000 was due to the Company’s decision to retroactively change its method of accounting for revenue recognition for the Meridian and Channel Revenue divisions, in consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) (See Note 1(d) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share were 48.3 million for the year ended December 31, 2001, down from 48.9 million for the year ended December 31, 2000. This decrease was comprised primarily of outstanding shares repurchased in the open market under the Company’s publicly announced share repurchase program in the third quarter of 2000, partially offset by restricted, unregistered shares issued by the Company in April, 2001 in connection with the Groupe AP earnout.

Quarterly Results

      The following tables set forth certain unaudited quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 2002 and 2001. The information has been derived from unaudited Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2002 Quarter Ended				2001 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share data)
Revenues	$110,286	$118,297	$116,116	$118,598	$73,770	$79,192	$74,690	$86,373
Cost of revenues	63,248	68,689	64,758	68,793	41,709	46,164	42,528	50,118
Selling, general and administrative expenses	36,141	34,949	34,097	39,537	29,015	28,444	27,341	34,102

Operating income	10,897	14,659	17,261	10,268	3,046	4,584	4,821	2,153
Interest (expense), net	(2,245)	(2,429)	(2,484)	(2,181)	(2,498)	(2,331)	(2,969)	(1,105)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes	8,652	12,230	14,777	8,087	548	2,253	1,852	1,048
Income taxes	3,287	4,439	5,468	2,992	290	1,189	978	906

Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	5,365	7,791	9,309	5,095	258	1,064	874	142
Discontinued operations:
Earnings (loss) from discontinued operations	—	—	—	—	(979)	(464)	140	(1,991)
Gain (loss) on disposal/retention of discontinued operations	2,310	—	406	—	—	—	(28,807)	(53,948)

Earnings (loss) from discontinued operations	2,310	—	406	—	(979)	(464)	(28,667)	(55,939)

Earnings (loss) before cumulative effect of accounting changes	7,675	7,791	9,715	5,095	(721)	600	(27,793)	(55,797)
Cumulative effect of accounting changes	(17,208)	—	—	—	—	—	—	—

Net earnings (loss)	$(9,533)	$7,791	$9,715	$5,095	$(721)	$600	$(27,793)	$(55,797)

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.09	$0.12	$0.14	$0.08	$—	$0.02	$0.02	$—
Discontinued operations	0.04	—	0.01	—	(0.02)	(0.01)	(0.59)	(1.15)
Cumulative effect of accounting changes	(0.29)	—	—	—	—	—	—	—

Net earnings (loss)	$(0.16)	$0.12	$0.15	$0.08	$(0.02)	$0.01	$(0.57)	$(1.15)

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.08	$0.11	$0.13	$0.08	$—	$0.02	$0.02	$—
Discontinued operations	0.03	—	—	—	(0.02)	(0.01)	(0.58)	(1.14)
Cumulative effect of accounting changes	(0.22)	—	—	—	—	—	—	—

Net earnings (loss)	$(0.11)	$0.11	$0.13	$0.08	$(0.02)	$0.01	$(0.56)	$(1.14)

      Prior to 2001, the Company had historically experienced significant seasonality in its business. The Company typically realized higher revenues and operating income in the last two quarters of its fiscal year. This trend reflected the inherent purchasing and operational cycles of the Company’s clients. During the year ended December 31, 2001 the Company did not experience the revenue and operating income trend that it had historically experienced in prior years due primarily to the impact of the events in the United States on September 11, 2001 and costs incurred that were associated with the Company’s abandoned attempt to sell certain discontinued operations subsequently retained. Since January 24, 2002, the Company’s results of operations have included the results of the business acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. Also impacting 2002, were certain costs associated with the integration of the acquired operations and the integration of the Company’s domestic retail and domestic commercial operations. The Company currently believes that revenues and operating income in 2003 will return to the same seasonality patterns previously experienced prior to 2001.

Liquidity and Capital Resources

      Net cash provided by operating activities was $42.8 million, $29.2 million and $18.8 million during the years ended December 31, 2002, 2001 and 2000, respectively. Cash provided by operating activities during the year ended December 31, 2002 was the result of earnings from continuing operations, an increase in deferred income tax assets primarily due to the acquisitions of the businesses of HSA-Texas and affiliates, as offset by current year net taxes payable, and a one-time payment of approximately $7.4 million of obligations owed to former HSA-Texas independent contractor associates resulting from pre-merger revisions made to their contractual compensation agreements as well as the cash provided by normal operations.

      Net cash used in investing activities was $(20.6) million during the year ended December 31, 2002 compared to net cash provided by (used in) investing activities of $42.5 million and $(68.7) million during the years ended December 31, 2001 and 2000, respectively. Cash used in investing activities during the year ended December 31, 2002 related primarily to capital expenditures of approximately $24.6 million partially offset by $4.0 million in net cash on hand provided by HSA-Texas and affiliates at the time of their acquisitions. Cash provided by investing activities during the year ended December 31, 2001 related primarily to cash proceeds from the sale of discontinued operations. Cash used in investing activities during the year ended December 31, 2000 related primarily to $40.0 million of additional purchase price consideration (earnout) paid to the former owners of Loder, Drew & Associates, Inc. (“LDA”) and $18.3 million related to the acquisition of TSL.

      Net cash used in financing activities was $(42.1) million during the year ended December 31, 2002 compared to net cash provided by (used in) financing activities of $(34.6) million and $44.5 million for the years ended December 31, 2001 and 2000, respectively. The net cash used in financing activities during the year ended December 31, 2002 related primarily to the repayment of certain indebtedness acquired in the acquisitions of the business of HSA-Texas and affiliates, net repayments of notes payable, including the repayment of Meridian’s facility with Barclays Bank, the exercise of an option to purchase 1.45 million shares from an affiliate of Howard Schultz, a director of the Company, and the repurchase of 0.8 million treasury shares on the open market. These uses of cash for financing activities were offset by cash provided by borrowings under the Company’s credit facility to fund the purchase of treasury shares, cash provided from common stock issuances related to the exercise of vested stock options and cash provided by purchases of the Company’s common stock under the Company’s employee stock purchase plan. The net cash used in financing activities during the year ended December 31, 2001 related primarily to repayment of all outstanding principal balances under the Company’s then-existing $200.0 million credit facility (which was terminated and replaced on December 31, 2001) using the net cash proceeds from the issuance of $125.0 million of convertible notes and cash provided by the sales of certain discontinued operations. The net cash provided by financing activities during the year ended December 31, 2000 related primarily to proceeds borrowed under the Company’s then-existing $200.0 million credit facility, net of treasury share purchases.

      Net cash provided by discontinued operations was $0.4 million during the year ended December 31, 2002. Net cash used in discontinued operations was $22.5 million during the year ended December 31, 2001. During the year ended December 31, 2000, net cash provided by discontinued operations was $1.3 million. During the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment. Cash used in discontinued operations for the year ended December 31, 2001 was primarily due to the $7.3 million Groupe AP earnout, increased operational funding provided to Meridian and cash used to support the discontinued operations marketing process which was extensive and costly.

      The Company maintains a $55.0 million senior bank credit facility that is syndicated between three banking institutions led by Bank of America, N.A. as agent for the group. Borrowings under the $55.0 million credit facility are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At December 31, 2002, the Company was in compliance with all such covenants. At December 31, 2002, the Company had approximately $26.4 million of borrowings outstanding and a $3.1 million USD equivalent standby letter of credit under the $55.0 million senior bank credit facility and an accounts receivable borrowing base of $50.0 million, which therefore permitted up to $20.5 million in additional borrowings as of that date.

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

      Pursuant to the Asset and Stock Agreements, the consideration paid for the assets of HSA-Texas and affiliates was 14,759,970 unregistered shares of the Company’s common stock and the assumption of certain HSA-Texas liabilities. In addition, options to purchase approximately 1.1 million shares of the Company’s common stock were issued in exchange for outstanding HSA-Texas options. The Company’s available cash balances and $55.0 million senior bank credit facility were used to fund closing costs related to the acquisitions of the businesses of HSA-Texas and affiliates and to repay certain indebtedness of HSA-Texas.

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002. On September 20, 2002, the Company exercised the First Option Agreement in its entirety. The Second Option Agreement expires on May 9, 2003.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flows from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. Included in this authorization is the possibility of the Company exercising the Second Option to purchase up to approximately 1.45 million shares from an affiliate of Howard Schultz, a director of the Company.

      A summary through December 31, 2002 of the Company’s purchases of its common stock, by transaction, made under this authorization to repurchase up to $50.0 million of the Company’s common shares is as follows (in thousands, except per share data):

ISSUER PURCHASES OF EQUITY SECURITIES

					Maximum Approximate
	Total		Identity of	Number of Shares	Dollar Value of Shares
	Number of	Average	Broker-dealer(s)	Purchased as Part	That May Yet Be
	Shares	Price Paid	Used to Effect	of Publicly	Purchased Under the
Period	Purchased	per Share	Purchases	Announced Plans	Plans or Programs

October 24, 2002					$50,000
November 1, 2002 through November 30, 2002	608	$9.145	CIBC Oppenheimer	608	$44,440
December 1, 2002 through December 31, 2002	200	$9.606	CIBC Oppenheimer	200	$42,519

Total	808	$9.259		808

      During 2002, the Company incurred non-recurring expenses of approximately $29.4 million relating to the integration of HSA-Texas and affiliates. Of the total expenses the Company incurred, approximately $9.0 million of one-time charges related to employee severance and costs associated with the elimination of duplicate facilities and facilities relocations (including a planned relocation of the Company’s executive offices). Transition expenses, which represent certain consulting costs as well as duplicative costs that were eliminated over the course of 2002, were $20.4 million. These costs relate primarily to centralization of information technology functions, employment of duplicate personnel for a transition period, amortization of certain intangibles with two-month lives that were assigned a value as part of the HSA-Texas acquisitions, and consultancy services related to integration execution. The integration of HSA-Texas and affiliates has been concluded as of December 31, 2002.

      In order to further leverage its combined industry expertise, effectively and efficiently align and execute service delivery to address the needs and opportunities of existing and prospective clients, and capitalize on broad-scope audit opportunities, the Company is in the process of integrating its domestic retail and domestic commercial Accounts Payable operations. This organizational change entailed the integration of the domestic retail and domestic commercial operations, sales and account management teams as well as the consolidation of certain functional support areas. The Company incurred a non-recurring charge of approximately $5.1 million during the fourth quarter 2002 related to severance and facilities consolidation.

      As disclosed in the Company’s publicly announced press release on February 27, 2003, the Company anticipates making capital expenditures in the range of $13.0 million to $15.0 million during 2003.

Contractual Obligations and Other Commitments

      As discussed in the Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments is as follows:

	Payments Due by Period

	(In thousands)
		Less			More
		Than		3-5	Than
Contractual Obligations	Total	1 Year	1-3 Years	Years	5 Years

Long-term debt	$31,890	$5,527	$26,363	$—	$—
Leases	74,319	11,031	16,868	10,779	35,641
Convertible notes	125,000	—	125,000	—	—

Total	$231,209	$16,558	$168,231	$10,779	$35,641

      As of December 31, 2002, the Company maintained a Standby Letter of Credit with Bank of America, N.A. in the face amount of 3.0 million EUR ($3.1 million USD at December 31, 2002). At February 28, 2003, the Company had no borrowings outstanding under the Letter of Credit and therefore has no repayment obligation.

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

      The Company believes that its working capital, availability under its $55.0 million senior bank credit facility and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2003.

New Accounting Standards

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to previously existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN No. 46 to have a material impact on its operating results or financial position.

      In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Note 16 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, SFAS No. 148 does not have an impact on the Company’s operating results or financial position.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which will significantly change the accounting for, and disclosure of, guarantees. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 14(b) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for current disclosures. The Company does not expect the adoption of FIN No. 45 to have a material impact on its operating results or financial position.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company has chosen to adopt this pronouncement effective with its year that begins January 1, 2003. The adoption of this statement did not materially affect the Company’s reported results of operations or financial condition.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The Company was required to adopt the provisions of SFAS No. 143 as of January 1, 2003. In connection with the adoption, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The Company has completed its preliminary estimate of the impact of adopting this Statement and does not believe that it will materially affect its reported results of operation or financial condition upon adoption.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2002 and 2001, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4 3/4% per annum. At December 31, 2002, we had approximately $26.4 million long-term variable-rate debt outstanding. A hypothetical 100 basis point change in interest rates on variable-rate debt during the twelve months ended December 31, 2002 would have resulted in approximately a $0.2 million change in pre-tax income.

      Derivative Instruments. The Company is currently developing a formal policy concerning its use of derivative financial instruments. As of December 31, 2002, the Company had no derivative financial instruments outstanding.

ITEM 8.     Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

PRG-Schultz International, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of PRG-Schultz International, Inc. and subsidiaries (formerly The Profit Recovery Group International, Inc.) as of December 31, 2002 and 2001, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the consolidated financial statements of PRG France, S.A. and subsidiaries, a wholly owned subsidiary, for the year ended December 31, 2000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for PRG France, S.A. and subsidiaries is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1(d) to the consolidated financial statements, the Company changed its method of revenue recognition in 2000. As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

Atlanta, Georgia

February 21, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders of

PRG France, S.A.

      We have audited the consolidated statements of earnings, changes in shareholders’ equity and cash flows of PRG France, S.A. and subsidiaries for the year ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated results of operations and cash flows of the Company for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG Audit

Any ANTOLA

Paris, France

March 9, 2001

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per share data)
Revenues	$463,297	$314,025	$302,080
Cost of revenues	265,488	180,519	177,723
Selling, general and administrative expenses	144,724	118,902	106,035

Operating income	53,085	14,604	18,322
Interest (expense), net	(9,339)	(8,903)	(7,589)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes	43,746	5,701	10,733
Income taxes (Note 11)	16,186	3,363	5,796

Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	27,560	2,338	4,937
Discontinued operations (Note 2):
Loss from discontinued operations, net of income taxes of $(1,732) and $(10,356) in 2001 and 2000, respectively	—	(3,294)	(17,920)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase-out period, net of income tax expense (benefit) of $9,604 and $(14,104) in 2002 and 2001, respectively	2,716	(82,755)	—

Earnings (loss) from discontinued operations	2,716	(86,049)	(17,920)

Earnings (loss) before cumulative effect of accounting changes	30,276	(83,711)	(12,983)
Cumulative effect of accounting changes, net of income tax benefit of $(11,118) and $(1,268) in 2002 and 2000, respectively (Notes 1(d) and 7)	(17,208)	—	(26,145)

Net earnings (loss)	$13,068	$(83,711)	$(39,128)

Basic earnings (loss) per share (Note 6):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.44	$0.05	$0.10
Discontinued operations	0.04	(1.78)	(0.37)
Cumulative effect of accounting changes	(0.27)	—	(0.53)

Net earnings (loss)	$0.21	$(1.73)	$(0.80)

Diluted earnings (loss) per share (Note 6):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.40	$0.05	$0.10
Discontinued operations	0.03	(1.77)	(0.36)
Cumulative effect of accounting changes	(0.21)	—	(0.53)

Net earnings (loss)	$0.22	$(1.72)	$(0.79)

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share and per share
	data)
ASSETS (Note 9)
Current assets:
Cash and cash equivalents	$14,860	$33,334
Receivables:
Contract receivables, less allowance for doubtful accounts of $5,144 in 2002 and $7,002 in 2001	69,976	52,851
Employee advances and miscellaneous receivables, less allowance of $4,188 in 2002 and $2,796 in 2001	3,600	4,917

Total receivables	73,576	57,768

Funds held for client obligations	9,043	8,784
Prepaid expenses and other current assets	4,068	4,860
Deferred income taxes (Note 11)	25,930	21,216

Total current assets	127,477	125,962

Property and equipment:
Computer and other equipment	66,292	52,399
Furniture and fixtures	7,934	5,358
Leasehold improvements	7,596	7,355

	81,822	65,112
Less accumulated depreciation and amortization	46,765	40,583

Property and equipment, net	35,057	24,529

Noncompete agreements, less accumulated amortization of $382 in 2002 and $7,655 in 2001	93	188
Deferred loan costs, less accumulated amortization of $460 in 2002 and $-0- in 2001	1,011	875
Goodwill, less accumulated amortization of $27,577 in 2001 (Note 7)	371,833	196,820
Intangible assets, less accumulated amortization of $3,096 in 2002 (Note 7)	36,214	—
Deferred income taxes (Note 11)	10,628	20,048
Other assets (Note 14)	3,467	10,838

	$585,780	$379,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Notes payable (Note 9)	$—	$11,564
Current installments of long-term debt (Note 9)	5,527	20
Obligations for client payables	9,043	8,784
Accounts payable and accrued expenses (Note 8)	24,269	23,937
Accrued payroll and related expenses	50,411	37,089
Deferred revenue	2,665	4,581

Total current liabilities	91,915	85,975
Long-term bank debt (Note 9)	26,363	—
Convertible notes, net of unamortized discount of $3,509 in 2002 and $3,834 in 2001 (Note 9)	121,491	121,166
Deferred compensation (Note 12)	4,011	4,024
Other long-term liabilities	4,115	—

Total liabilities	247,895	211,165

Shareholders’ equity (Notes 9, 13 and 16):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2002 and 2001	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,281,819 shares in 2002 and 51,206,610 shares in 2001	67	51
Additional paid-in capital	491,894	320,126
Accumulated deficit	(110,678)	(123,746)
Accumulated other comprehensive loss	(1,601)	(6,385)
Treasury stock at cost, 4,690,158 shares in 2002 and 2,435,990 shares in 2001	(41,182)	(21,024)
Unearned portion of restricted stock	(615)	(927)

Total shareholders’ equity	337,885	168,095

Commitments and contingencies (Notes 2, 3, 9, 10, 13 and 14)	$585,780	$379,260

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

					Accumulated
					Other
					Comprehensive
					Loss — Foreign		Unearned
	Common Stock		Additional		Currency		Portion of	Comprehensive	Total
			Paid-In	Accumulated	Translation	Treasury	Restricted	Income	Shareholders’
	Shares	Amount	Capital	Deficit	Adjustments	Stock	Stock	(Loss)	Equity

	(In thousands)
Balance at December 31, 1999	49,363	$49	$302,455	$(907)	$(6,627)	$—	$—	$—	$294,970
Comprehensive loss:
Net loss	—	—	—	(39,128)	—	—	—	(39,128)	(39,128)
Other comprehensive income (loss) — foreign currency translation adjustments:
Continuing operations	—	—	—	—	763	—	—	763	763
Discontinued operations	—	—	—	—	—	—	—	(5,903)	—

Comprehensive loss								(44,268)
Issuances of common stock:
Issuances under employee stock option plans (including tax benefits of $2,165)	241	1	7,770	—	—	—	(1,725)	—	6,046
Other common stock issuances	308	—	5,902	—	—	—	—	—	5,902
Treasury shares repurchased (2,436 shares)	—	—	—	—	—	(21,024)	—	—	(21,024)

Balance at December 31, 2000	49,912	50	316,127	(40,035)	(5,864)	(21,024)	(1,725)	—	247,529
Comprehensive loss:
Net loss	—	—	—	(83,711)	—	—	—	(83,711)	(83,711)
Other comprehensive loss — foreign currency translation adjustments:
Continuing operations	—	—	—	—	(521)	—	—	(521)	(521)
Discontinued operations	—	—	—	—	—	—	—	—	—

Comprehensive loss								(84,232)
Issuances of common stock:
Issuances under employee stock option plans (including tax benefits of $694)	380	—	3,500	—	—	—	—	—	3,500
Other common stock issuances	915	1	499	—	—	—	798	—	1,298

Balance at December 31, 2001	51,207	51	320,126	(123,746)	(6,385)	(21,024)	(927)	—	168,095
Comprehensive income:
Net income	—	—	—	13,068	—	—	—	13,068	13,068
Other comprehensive income — foreign currency translation adjustments:
Continuing operations	—	—	—	—	4,784	—	—	4,784	4,784
Discontinued operations	—	—	—	—	—	—	—	(2,577)	—

Comprehensive income								15,275
Issuances of common stock:
Issuances under employee stock option plans (including tax benefits of $3,007)	1,119	1	10,742	—	—	—	—	—	10,743
Other common stock issuances	14,956	15	161,026	—	—	—	312	—	161,353
Treasury shares repurchased (2,254 shares)	—	—	—	—	—	(20,158)	—	—	(20,158)

Balance at December 31, 2002	67,282	$67	$491,894	$(110,678)	$(1,601)	$(41,182)	$(615)	$—	$337,885

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$13,068	$(83,711)	$(39,128)
Gain on retention of discontinued operations	(2,716)	—	—
Cumulative effect of accounting changes	17,208	—	26,145
Loss from discontinued operations	—	86,049	17,920

Earnings from continuing operations	27,560	2,338	4,937
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	19,857	23,012	24,654
Restricted stock compensation expense	230	240	247
Loss on extinguishment of debt	—	2,602	—
Loss on sale of property, plant and equipment	730	—	—
Deferred compensation expense (benefit)	(13)	(1,591)	950
Deferred income taxes, net of cumulative effect of accounting changes	8,213	(8,024)	(17,386)
Income tax benefit relating to stock option exercises	3,007	694	2,165
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	(3,856)	6,437	(14,812)
Prepaid expenses and other current assets	1,527	526	(19)
Other assets	(243)	(2,022)	(137)
Accounts payable and accrued expenses	(12,054)	2,272	14,245
Accrued payroll and related expenses	(457)	3,436	1,926
Deferred revenues	(4,272)	(29)	2,015
Other long-term liabilities	2,586	(715)	14

Net cash provided by operating activities	42,815	29,176	18,799

Cash flows from investing activities:
Purchases of property and equipment	(24,576)	(8,071)	(10,400)
Proceeds from sale of certain discontinued operations	—	57,834	—
Acquisitions of businesses (net of cash acquired)	4,023	(7,279)	(58,269)

Net cash provided by (used in) investing activities	(20,553)	42,484	(68,669)

Cash flows from financing activities:
Net repayments of notes payable	(11,564)	(3,203)	(2,225)
Net (repayments) proceeds from issuance of long-term debt	(18,330)	(153,705)	62,570
Proceeds from issuance of convertible notes, net of issuance costs	—	121,089	—
Payments for issuance of convertible notes	(569)	—	—
Payments for deferred loan costs	(596)	(2,817)	(650)
Net proceeds from common stock issuances	9,120	4,026	5,784
Purchase of treasury shares	(20,158)	—	(21,024)

Net cash provided by (used in) financing activities	(42,097)	(34,610)	44,455

Net cash provided by (used in) discontinued operations	416	(22,537)	1,271
Effect of exchange rates on cash and cash equivalents	945	73	(701)

Net change in cash and cash equivalents	(18,474)	14,586	(4,845)
Cash and cash equivalents at beginning of year	33,334	18,748	23,593

Cash and cash equivalents at end of year	$14,860	$33,334	$18,748

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$8,141	$7,538	$6,878

Cash paid during the year for income taxes, net of refunds received	$4,306	$333	$10,991

Supplemental disclosure of noncash investing and financing activities:
In conjunction with acquisitions of businesses, the Company assumed liabilities as follows:
Fair value of assets acquired	$262,205	$12,122	$58,827
Cash paid for the acquisitions (net of cash acquired)	4,023	(7,279)	(58,269)
Transaction costs	(11,191)	—	—
Fair value of shares issued for acquisitions	(159,762)	(4,843)	—

Liabilities assumed	$95,275	$—	$558

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 and 2000

(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business and Basis of Presentation

     Description of Business

      The principal business of PRG-Schultz International, Inc. and subsidiaries (the “Company”) is providing recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to:

•	retailers such as discount, department, specialty, grocery and drug stores;

•	manufacturers of high-tech components, pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

•	wholesale distributors of computer components, food products and pharmaceuticals;

•	healthcare providers such as hospitals and health maintenance organizations; and

•	service providers such as communications providers, transportation providers and financial institutions.

      The Company currently operates in over 40 different countries.

     Basis of Presentation

      As indicated in Note 1(d) the Company changed its method of accounting for revenues for Meridian VAT Reclaim (“Meridian”) and Channel Revenue to the cash basis, effective January 1, 2000.

      Certain reclassifications have been made to 2001 and 2000 amounts to conform to the presentation in 2002. These reclassifications include the reclassification of certain discontinued operations that were subsequently retained as discussed in Note 2(e).

     (b) Principles of Consolidation

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     (c) Discontinued Operations

      Financial statements for all years presented have been reclassified to separately report results of discontinued operations from results of continuing operations (see Note 2). Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

     (d) Revenue Recognition

      In consideration of guidance issued by the Securities and Exchange Commission under Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, the Company changed its method of accounting for revenues for Meridian retroactively to January 1, 2000. Based upon guidance in SAB 101, the Company defers recognition of revenues to the accounting period when cash received from the foreign governments reimbursing value-added tax claims is transferred to Meridian’s client. The Company has

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recorded a non-cash, after-tax charge as of January 1, 2000 of $24.1 million related to Meridian’s cumulative effect of a change in an accounting principle. This change was calculated based upon the total outstanding net accounts receivable at the time of implementation. Meridian does not have a variable compensation structure, and as such there were no offsets to the result from the reversal of the net accounts receivable.

      Additionally, in consideration of the guidance under SAB No. 101, the Company changed its method of accounting for revenues for Channel Revenue retroactively to January 1, 2000. Based upon this guidance, the Company defers recognition of revenues to the accounting period when cash is received by the client as a result of overpayment claims identified by Channel Revenue. The Company has recorded a non-cash, after-tax charge as of January 1, 2000 of $2.0 million related to Channel Revenue’s cumulative effect of a change in accounting principle. The cumulative effect of accounting change was derived as follows (in thousands):

Contract receivables at December 31, 1999.	$4,292
Less: auditor payroll accrual at December 31, 1999 associated with contract receivables	(1,040)

Subtotal	3,252
Less: related income tax effect at 39.0%	(1,268)

Cumulative effect of accounting change	$1,984

      The Company’s revenue recognition policy for all of its worldwide operations other than Meridian and Channel Revenue (which are discussed in the two immediately preceding paragraphs) is as follows:

      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit services to be provided by the Company, (c) client’s duties in assisting and cooperating with the Company, and (d) fees payable to the Company generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified.

      In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as credits against outstanding payables or future purchases from the vendors involved. The Company recognizes revenue on the invoice basis. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured.

     (e) Cash and Cash Equivalents

      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

      At December 31, 2002 and 2001, the Company had cash equivalents of approximately $1.3 million and $24.4 million, respectively. The Company did not have any cash equivalents at U.S. banks at December 31, 2002. At December 31, 2001, cash equivalents included $21.4 million of temporary investments held at

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. banks. At December 31, 2002 and 2001, certain of the Company’s international subsidiaries held $1.3 million and $3.0 million, respectively, in temporary investments the majority of which were at banks in the United Kingdom.

     (f) Funds Held for Payment of Client Payables

      In connection with the Company’s Meridian unit that assists clients in obtaining refunds of value added taxes (“VAT”), the Company is often in possession of amounts refunded by the various VAT authorities, but not yet processed for further payment to the clients involved. The Company functions as a fiduciary custodian in connection with these cash balances belonging to its clients.

      The Company reports these restricted cash balances on its Consolidated Balance Sheets as a separate current asset and corresponding current liability.

     (g) Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (three years for computer and other equipment, five years for furniture and fixtures and three to seven years for purchased software). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated life of the asset.

      The Company evaluates property and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of the assets.

     (h) Internally Developed Software

      The Company accounts for software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on a variety of issues relating to costs of internal use software including which of these costs should be capitalized and which should be expensed as incurred. Internally developed software is amortized using the straight-line method over the expected useful lives of three years.

     (i) Goodwill and Other Intangible Assets

      Goodwill. Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. In 2002, the Company accounted for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets (see Note 7).

      In 2001 and prior years, the Company amortized goodwill on a straight line basis over periods ranging from seven to 25 years. The Company historically assessed the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. This amount of goodwill

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds. The assessment of the recoverability of goodwill was impacted if estimated future operating cash flows were not achieved.

      Noncompete Agreements. Noncompete agreements are recorded at cost and are amortized on a straight-line basis over the terms of the respective agreements.

      Deferred Loan Costs. Deferred loan costs are recorded at cost and are amortized on a straight-line basis over the terms of the respective loan agreements.

     (j) Direct Expenses

      Direct expenses incurred during the course of accounts payable audits and other recovery audit services are expensed as incurred.

     (k) Income Taxes

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

     (l) Foreign Currency

      The local currency has been used as the functional currency in the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders’ equity. For the years ended December 31, 2002, 2001 and 2000, transaction losses included in results of operations were $0.8 million, $0.2 million and $0.8 million, respectively.

     (m) Earnings Per Share

      The Company applies the provisions of SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) dilutive effect of other potentially dilutive securities including the Company’s convertible subordinated note obligations.

     (n) Employee Stock Compensation Plans

      At December 31, 2002, the Company has three stock compensation plans, two stock option plans and an employee stock purchase plan (the “Plans”) (see Note 16). Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The Company has elected to continue to

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. The Company recognizes compensation expense on the straight-line basis for compensatory stock awards with ratable vesting. Accordingly, no compensation expense has been recognized for the Plans in the accompanying Consolidated Statements of Operations.

      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000.

	2002	2001	2000

Risk-free interest rates	3.75%	4.56%	5.12%
Dividend yields	—	—	—
Volatility factor of expected market price	.808	.889	.716
Weighted-average expected life of option	5 years	6 years	6 years

      Pro forma compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions included an expected life of six months and weighted average risk-free interest rates of 1.84%, 5.59% and 5.84% in 2002, 2001 and 2000, respectively. Other underlying assumptions are consistent with those used in the Company’s stock option plan.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

      The Company’s pro forma information for the years ended December 31, 2002, 2001 and 2000 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	2002	2001	2000

Numerator for basic pro forma net earnings (loss) per share before cumulative effect of accounting changes:
Net earnings (loss) before cumulative effect of accounting changes and pro forma effect of compensation expense recognition provisions of SFAS No. 123.	$30,276	$(83,711)	$(12,983)
Pro forma effect of compensation expense recognition provisions of SFAS No. 123.	(8,082)	(5,248)	(4,699)

Pro forma net earnings (loss) before cumulative effect of accounting changes	$22,194	$(88,959)	$(17,682)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Numerator for diluted pro forma net earnings (loss) per share before cumulative effect of accounting changes:
Net earnings (loss) before cumulative effect of accounting changes and pro forma effect of compensation expense recognition provisions of SFAS No. 123.	$30,276	$(83,711)	$(12,983)
After-tax interest expense, including amortization of discount, on convertible notes	4,157	—	—

Net earnings for purposes of computing diluted earnings per share before cumulative effect of accounting changes	34,443	(83,711)	(12,983)
Pro forma effect of compensation expense recognition provisions of SFAS No. 123.	(8,082)	(5,248)	(4,699)

Pro forma net earnings (loss) for purposes of computing diluted earnings (loss) per share before cumulative effect of accounting changes	$26,351	$(88,959)	$(17,682)

Pro forma net earnings (loss) per share before cumulative effect of accounting changes:
Basic — as reported	$0.48	$(1.73)	$(0.27)

Basic — pro forma	$0.35	$(1.84)	$(0.36)

Diluted — as reported	$0.43	$(1.72)	$(0.26)

Diluted — pro forma	$0.33	$(1.83)	$(0.35)

     (o) Comprehensive Income

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. Consolidated comprehensive income (loss) for the Company consists of consolidated net earnings (loss) and foreign currency translation adjustments, and is presented in the accompanying Consolidated Statements of Shareholders’ Equity.

     (p) Recently Adopted Accounting Standards

      In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are required to be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of SFAS No. 4 is encouraged. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002, with early application encouraged. All other provisions

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company adopted SFAS No. 145 for the year ended December 31, 2002 and as such, reclassified the extraordinary loss of $1.6 million, net of income taxes recorded in the fourth quarter of 2001 resulting from the early termination of its former $200.0 million senior credit facility from an extraordinary item to selling, general and administrative expense in the accompanying 2001 Consolidated Statement of Operations. The extraordinary loss consisted of the expensing of $2.6 million in unamortized deferred loan costs, net of an income tax benefit of $1.0 million.

     (q) New Accounting Standards

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to previously existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN No. 46 to have a material impact on its operating results or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the related existing disclosure requirements. As more fully described in Note 16 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company accounts for its stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, SFAS No. 148 does not have an impact on the Company’s operating results or financial position.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which will significantly change the accounting for, and disclosure of, guarantees. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. See Note 14(b) and (c) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for current disclosures. The Company does not expect the adoption of FIN No. 45 to have a material impact on its operating results or financial position.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities because entities increasingly are engaging in exit and disposal activities and certain costs associated with those activities were recognized as liabilities at a plan (commitment) date under Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that did not meet the definition of a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. SFAS No. 146 requires that a liability

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Early application is encouraged. The Company has chosen to adopt this pronouncement effective with its fiscal year that begins January 1, 2003 and does not believe that it will materially affect its reported results of operations or financial condition upon adoption.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The Company is required to adopt the provisions of SFAS No. 143 as of January 1, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. The Company has completed its preliminary estimate of the impact of adopting this Statement and does not believe that it will materially affect its reported results of operation or financial condition upon adoption.

(2)     DISCONTINUED OPERATIONS

      In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”) within the former Taxation Services segment, the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment. The Company disposed of its Logistics Management Services segment in October 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      The non-core businesses that were divested and a unit that was closed within the Communications Service segment were comprised of various acquisitions completed by the Company during the periods 1997 through 2000. The acquisitions were accounted for as purchases with collective consideration paid of $78.0 million in cash and 4,293,049 restricted, unregistered shares of the Company’s common stock.

      The Company’s Consolidated Financial Statements have been reclassified to reflect Logistics Management Services, a unit that was closed within Communications Services and French Taxation Services as discontinued operations for all periods presented. Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Logistics Management Services, a unit that was closed within Communications Services and French Taxation Services for segment reporting purposes. The amounts include interest on debt and an allocation of the interest on the Company’s general credit facility. Interest allocated to discontinued operations was $1.6 million and $2.5 million in 2001 and 2000, respectively.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the discontinued operations is as follows (in thousands):

	Years Ended December 31,

	2001	2000

Revenues	$51,478	$75,859
Operating loss	(11,764)	(25,795)

      As required under accounting principles generally accepted in the United States of America, during 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded as of September 2001, that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the disposal of the then discontinued operations, net (losses) from the then discontinued operations for the year ended December 31, 2001 and estimated net earning (losses) from the then discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment which was subsequently sold on October 30, 2001 (see Note 2(b)). The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment (see Note 2 (d)). Additionally, the $31.0 million charge included approximately $(2.3) million in net earnings (losses) for discontinued operations that were subsequently retained. Discontinued operations subsequently retained have been included in continuing operations for all periods presented (see Note 2(e)). Additionally, in December 2001, the Company recognized a loss of $54.0 million on the sale of the French Taxation Services business (see Note 2 (c)).

     (a) Charges Taken in Discontinued Operations in 2000

      For the year ended December 31, 2000, the Company recognized net income from discontinued operations of $4.0 million prior to certain non-recurring charges recognized during the fourth quarter of 2000. During the fourth quarter of 2000, the Company recognized approximately $32.7 million of non-recurring charges before income tax benefit of $10.8 million (including goodwill impairment charges) related to those businesses that were declared to be discontinued operations in March 2001.

      The Company determined that the net book value of goodwill recorded for certain of those businesses that were declared to be discontinued operations exceeded the projected undiscounted future operating cash flows of those business units. Accordingly, the Company recognized a goodwill impairment charge of approximately $28.7 million to adjust the net book value of the goodwill to the sum of the projected discounted future operating cash flows.

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

(b)	Sale of Discontinued Operations — Logistics Management Services in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over the next four years, of which $0.4 million had been received as of December 31, 2002. This

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction resulted in a loss on the sale of approximately $19.1 million, before future contingent consideration, which was included as part of the $31.0 million after tax charge recorded by the Company during the third quarter of 2001.

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

(c)	Sale of Discontinued Operations — French Taxation Services in 2001

      On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. The transaction yielded gross sale proceeds of approximately $48.3 million and a loss on sale of approximately $54.0 million.

(d)	Closing of a Unit within Communications Services Business in 2001

      During the third quarter of 2001, the Company concluded that one of the units within the Communications Services business was no longer a viable operation. As such, the Company recognized a loss of approximately $5.1 million relative to this unit which was included as part of the $31.0 million after tax charge recorded by the Company during that quarter.

(e)	Certain Former Discontinued Operations Subsequently Retained in 2002

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these three remaining discontinued operations. The Company’s Consolidated Financial Statements have been reclassified to reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      Selected financial information for these discontinued operations subsequently retained is as follows (in thousands):

	Years Ended December 31,

	2001	2000

Revenues	$54,761	$46,970
Operating income	1,299	3,077

December 31,
2001

Current assets	$18,716
Total assets	72,700
Total current liabilities	36,860
Total liabilities	36,860
Net assets of discontinued operations	35,840

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	RELATED PARTY TRANSACTIONS

      As discussed more fully in Note 15 in these Notes to Consolidated Financial Statements, the Company acquired the businesses of HSA-Texas and affiliates on January 24, 2002. Mr. Howard Schultz, a director of the Company, and Mr. Andrew Schultz, a former director of the Company, were the previous majority owners of these acquired businesses. The Company is currently in discussions with Messrs. Schultz to resolve certain pre-acquisition tax issues, the resolution of which could result in the purchase price of the acquisitions being reduced by as much as $1.5 million. The amount of such reduction, if any, has not been agreed upon, and final resolution will involve interpretation of relevant provisions contained in the acquisition agreements.

      During August 2002, Mr. Howard Schultz, Mr. Andrew Schultz and certain of their affiliates (collectively referred to herein as “the Schultz holders”), entered into agreements to sell approximately $75.7 million, or approximately 8.68 million shares, of the Company’s common stock to certain affiliates of Berkshire Partners LLC (“Berkshire”) and Blum Capital Partners LP (“Blum”), in private transactions. Berkshire and Blum each purchased approximately $37.8 million, or approximately 4.34 million shares, of the Company’s common stock. Both investment firms are currently represented on the Company’s Board of Directors (the “Board”).

      Berkshire and Blum also agreed to lend to certain Schultz holders in the aggregate $25 million, and entered into put and call arrangements to purchase additional shares from the Schultz holders to the extent that the Company does not exercise its options to purchase such shares as described below.

      During August 2002, an affiliate of Mr. Howard Schultz granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from the Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Second Option Agreement remained outstanding as of December 31, 2002, and expires on May 9, 2003.

      In November 2002, Messrs. Howard and Andrew Schultz terminated their employment amicably and on terms acceptable to both them and the Company. The Company recorded expense of approximately $1.2 million related to these employment separations.

      During the year ended December 31, 2002, the Company paid Mr. Howard Schultz approximately $0.2 million for property leased from Mr. Schultz. This lease was terminated in conjunction with the termination of Mr. Schultz’s employment agreement.

      In November 2002, the Company relocated its principal executive offices. In conjunction with this relocation, the Company is subleasing approximately 3,300 square feet of office space to CT Investments, Inc. at a “pass through” rate equal to the cash cost per square foot paid by the Company under the master lease and the tenant finish in excess of the landlord’s allowance. CT Investments is 90% owned by Mr. John M. Cook, Chairman of the Board and Chief Executive Officer of the Company and 10% owned by Mr. John M. Toma, Vice Chairman of the Company.

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the Value Added Taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. Revenues earned related to TVR were $3.6 million in 2002, $3.1 million in 2001 and $3.0 million in 2000.

      Financial advisory and management services historically have been provided to the Company by one of the Company’s directors, Mr. Jonathan Golden, who is also a shareholder of the Company. Payments for such services to Mr. Golden aggregated $72,000 in 2002, $69,000 in 2001, and $39,000 in 2000. The Company will continue to utilize Mr. Golden’s services, and, as such, has agreed to pay him a minimum of $72,000 in 2003 for financial advisory and management services. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that serves as the Company’s principal outside legal counsel. Fees paid to this law firm aggregated $1.8 million in 2002, $2.4 million in 2001 and $0.8 million in 2000. The Company expects to continue to utilize the services of this law firm.

      The Company currently uses and expects to continue its use of the services of Flightworks, Inc., a company specializing in aviation charter transportation. The aircraft to be used by the Company is leased by Flightworks from CT Aviation Leasing LLC, a company 100% owned by Mr. John M. Cook. The Company pays Flightworks approximately $2,900 per hour plus landing fees and other incidentals for use of such charter transportation services, of which 95% of such amount will be paid by Flightworks to CT Aviation Leasing LLC. The Company, after significant research, believes that the rate it pays represents fair market value for the type of aircraft involved. The Company does not have a minimum usage requirement under its arrangement with Flightworks. During 2002, the Company recorded expenses of approximately $0.4 million for the use of the CT Aviation Leasing airplane.

(4)     MAJOR CLIENTS

      During the year ended December 31, 2001, the Company had one client, Wal-Mart International, that accounted for 10.0% of revenues from continuing operations. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues during the years ended December 31, 2002 and 2000.

(5)     OPERATING SEGMENTS AND RELATED INFORMATION

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment.

     Accounts Payable Services

      The Accounts Payable Services segment consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable services provided to various other types of business entities. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia, Africa and Asia.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Meridian VAT Reclaim

      In August 1999, the Company acquired Meridian. Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world.

     Communications Services

      The Communications Services business analyzes and summarizes its clients’ current telecommunications invoices, routing patterns and usage volumes to enable inter departmental expense allocations. It also applies its specialized expertise to historical client telecommunications records to identify and recover refunds of previous overpayments. The Communications Services business also provides expense management services such as invoice processing and call accounting.

     Channel Revenue

      The Channel Revenue business provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies.

     Corporate Support

      Corporate support represents the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Other Ancillary Services.

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the years ended December 31, 2002, 2001 and 2000 follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

2002
Revenues	$408,900	$54,397	$—	$463,297
Operating income (loss)	112,529	8,292	(67,736)	53,085
Total assets	532,001	35,621	18,158	585,780
Capital expenditures	10,202	2,519	11,855	24,576
Depreciation and amortization	7,514	1,681	10,662	19,857
2001
Revenues	$259,264	$54,761	$—	$314,025
Operating income (loss)	51,493	1,299	(38,188)	14,604
Total assets	294,774	73,641	10,845	379,260
Capital expenditures	5,147	2,375	549	8,071
Depreciation and amortization	13,706	3,114	6,192	23,012
2000
Revenues	$255,110	$46,970	$—	$302,080
Operating income (loss)	55,581	3,077	(40,336)	18,322
Total assets	281,155	78,664	137,545	497,364
Capital expenditures	8,169	2,231	—	10,400
Depreciation and amortization	21,646	2,451	557	24,654

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues by country based upon the location of clients served (in thousands):

	2002	2001	2000

United States	$320,883	$220,380	$211,578
United Kingdom	59,806	29,011	29,515
Canada	18,585	16,009	13,358
Ireland	14,508	17,359	14,956
France	9,838	3,375	2,305
Germany	7,845	2,389	2,316
Mexico	6,923	5,001	9,703
Brazil	4,230	3,391	2,146
Australia	4,065	2,284	2,271
Japan	3,835	3,046	2,631
Other	12,779	11,780	11,301

	$463,297	$314,025	$302,080

      The following table presents long-lived assets by country based on location of the asset (in thousands):

	2002	2001

United States	$426,326	$215,079
Japan	7,378	7,534
Ireland	5,307	5,212
Australia	2,967	2,565
United Kingdom	2,873	564
Other	2,824	2,296

	$447,675	$233,250

(6)     EARNINGS (LOSS) PER SHARE

      The following table sets forth the computations of basic and diluted earnings per share for the years ended December 31, 2002, 2001 and 2000 (in thousands, except for earnings (loss) per share information):

	2002	2001	2000

Numerator for basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$27,560	$2,338	$4,937
Discontinued operations	2,716	(86,049)	(17,920)
Cumulative effect of accounting changes	(17,208)	—	(26,145)

Net earnings (loss)	$13,068	$(83,711)	$(39,128)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2002	2001	2000

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$27,560	$2,338	$4,937
After-tax interest expense, including amortization of discount, on convertible notes	4,157	—	—

Earnings for purposes of computing diluted earnings per share from continuing operations	31,717	2,338	4,937
Discontinued operations	2,716	(86,049)	(17,920)
Cumulative effect of accounting changes	(17,208)	—	(26,145)

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$17,225	$(83,711)	$(39,128)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	62,702	48,298	48,871
Effect of dilutive securities:
Convertible notes	16,150	—	—
Shares issuable for acquisition earnout	—	—	201
Employee stock options	1,136	435	737

Denominator for diluted earnings	79,988	48,733	49,809

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.44	$0.05	$0.10
Discontinued operations	0.04	(1.78)	(0.37)
Cumulative effect of accounting changes	(0.27)	—	(0.53)

Net earnings (loss)	$0.21	$(1.73)	$(0.80)

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.40	$0.05	$0.10
Discontinued operations	0.03	(1.77)	(0.36)
Cumulative effect of accounting changes	(0.21)	—	(0.53)

Net earnings (loss)	$0.22	$(1.72)	$(0.79)

      In 2002, 2001 and 2000, 1.1 million, 3.3 million and 5.7 million stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect. Additionally, in 2001, 1.5 million shares related to the convertible notes were excluded from the computation of diluted earnings per share due to their antidilutive effect. The Company did not have any convertible notes outstanding prior to November 26, 2001.

(7)     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

      SFAS No. 142, Goodwill and Other Intangible Assets, was issued in July 2001 and was adopted by the Company effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. SFAS No. 142 required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach.

      During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units, which are part of the Company’s Other Ancillary Services segment, were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million. During the fourth quarter of 2002, the Company, working with independent valuation advisors, completed the required annual impairment testing and concluded that there was not an impairment of goodwill or intangible assets with indefinite useful lives as of October 1, 2002. The fair value of the reporting units was estimated using the expected value of future discounted cash flows.

      The Company’s intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. Intangible assets consist of the following at December 31, 2002 (in thousands):

		Gross
	Estimated	Carrying	Accumulated
	Useful Life	Amount	Amortization

Amortized intangible assets:
Customer relationships	20 years	$27,700	$1,298
Unrecognized customer revenue	2 months	1,610	1,610
Employee agreements	2 years	400	188

		$29,710	$3,096

Unamortized intangible assets:
Tradename	Indefinite	$9,600

      Intangible assets with definite useful lives are being amortized on a straight-line basis over their respective estimated useful lives to their estimated residual values, and will be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amortization of intangible assets amounted to $3.1 million for the year ended December 31, 2002.

      Estimated amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,

2003	$1,585
2004	1,397
2005	1,385
2006	1,385
2007	1,385

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table sets forth the computations of basic and diluted earnings per share for continuing operations for each of the years in the three-year period ended December 31, 2002 as if there had been no goodwill amortization during the years ended December 31, 2001 and 2000 (in thousands, except for earnings per share information):

	Years Ended December 31,

	2002	2001	2000

Reported earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$27,560	$2,338	$4,937
Add back: Goodwill amortization, net of tax benefit of $2,944 and $2,868 in 2001 and 2000, respectively	—	6,398	6,281

Adjusted earnings from continuing operations before discontinued operations and cumulative effect of accounting changes	$27,560	$8,736	$11,218

Basic earnings per share from continuing operations before discontinued operations and cumulative effect of accounting changes:
Reported earnings per share from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.44	$0.05	$0.10
Add back: Goodwill amortization	—	0.13	0.13

Adjusted earnings per share from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.44	$0.18	$0.23

Diluted earnings per share from continuing operations before discontinued operations and cumulative effect of accounting changes:
Reported earnings per share from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.40	$0.05	$0.10
Add back: Goodwill amortization	—	0.13	0.13

Adjusted earnings per share from continuing operations before discontinued operations and cumulative effect of accounting changes	$0.40	$0.18	$0.23

      The following table reconciles goodwill balances by reportable operating segment, and in total, from December 31, 2001 to December 31, 2002 (in thousands):

	Accounts	Other
	Payable	Ancillary
	Services	Services	Total

Balance at December 31, 2001.	$160,248	$36,572	$196,820
Impairment losses at adoption of SFAS No. 142 (pre-tax)	—	(28,326)	(28,326)
Goodwill acquired during the year	203,089	—	203,089
Foreign currency translation	250	—	250

Balance at December 31, 2002	$363,587	$8,246	$371,833

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31, 2002 and 2001 include the following (in thousands):

	December 31,

	2002	2001

Accrued Meridian regional marketing costs	$4,893	$6,746
Residual liabilities relating to discontinued operations	2,342	4,585
Accrued disposition costs	—	3,465
Other accrued expenses	17,034	9,141

Accounts payable and accrued expenses	$24,269	$23,937

(9)     NOTES PAYABLE, LONG-TERM DEBT AND CONVERTIBLE NOTES

(a) Notes Payable

      Prior to August 2002, Meridian VAT Reclaim (“Meridian”) maintained a Receivable Financing Agreement (the “Agreement”) with Barclays Bank plc (“Barclays”). Under the Agreement, Meridian sold all eligible claims to Barclays and accounted for this arrangement as on-balance sheet financing.

      At December 31, 2001, the amount outstanding under the Agreement was $11.6 million. Meridian repaid all amounts outstanding under the Agreement in July 2002 and terminated the Agreement.

(b) Current Installments of Long-Term Debt

      At December 31, 2002, current installments of long-term debt related to certain remaining multi-year notes payable that the Company assumed as part of its January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. Current installments of long-term debt consisted of the following (in thousands):

December 31,
2002

Notes payable at 5 1/2%, due on May 21, 2003	$4,127
Notes payable at 7%, due in two installments on January 1, 2003 and April 1, 2003	1,400

$5,527

(c) Long-Term Bank Debt

      On December 31, 2001, the Company retired the then existing $200.0 million senior bank credit facility and replaced it with a three-year, $75.0 million underwritten senior bank credit facility. $55.0 million of the new facility was syndicated in early 2002 between three banking institutions led by Bank of America, N.A. as agent for the group. The Company subsequently determined that it would not require the remaining $20.0 million of credit facility capacity to fund its operations and would probably not be able to access such $20.0 million in any event due to accounts receivable borrowing base limitations. Therefore, on August 19, 2002, the Company amended its senior bank credit facility to reduce the revolving committed amount from $75.0 million to $55.0 million. Due to borrowing base limitations related to accounts receivable levels, the Company can effectively access only $50.0 million of the $55.0 million facility.

      Borrowings under the senior bank credit facility, as amended, are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At December 31, 2002, the Company was in compliance with all such covenants. At December 31, 2002, the Company had approximately $26.4 million of borrowings outstanding with a weighted average interest rate of 4.3%. Additionally, at December 31, 2002, the Company had a $3.1 million USD equivalent standby letter of credit under the senior bank credit facility and a borrowing base capacity of $50.0 million, which therefore permitted up to $20.5 million in additional borrowings as of that date. There were no borrowings outstanding under the senior bank credit facility at December 31, 2001.

      A pre-tax loss of $2.6 million, included in selling, general and administrative expenses within the accompanying 2001 Consolidated Statement of Operations, was incurred as a result of the early termination of the previous $200.0 million senior credit facility on December 31, 2001. The loss was comprised of unamortized deferred loan costs.

     (d) Convertible Notes

      On November 26, 2001, the Company completed a $95.0 million offering of its 4 3/4% convertible subordinated notes due 2006. The Company issued an additional $15.0 million of the notes on December 3, 2001, and on December 4, 2001, the initial purchasers of the notes issued on November 26, 2001 purchased an additional $15.0 million of the notes to cover over allotments, bringing the aggregate amount issued to $125.0 million. The Company received net proceeds from the offering of approximately $121.1 million. The proceeds of the notes were used to pay down the Company’s outstanding balance under its then-existing $200.0 million senior bank credit facility.

      The notes are convertible into the Company’s common stock at a conversion price of $7.74 per share which is equal to a conversion rate of 129.1990 shares per $1,000 principal amount of notes, subject to adjustment. The Company may redeem some or all of the notes at any time on or after November 26, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if prior to the redemption date the closing price of the Company’s common stock has exceeded 140% of the then conversion price for at least 20 trading days within a period of 30 consecutive days ending on the trading date before the date of mailing of the optional redemption notice.

      At December 31, 2002 and 2001, the Company had convertible notes outstanding of $121.5 million and $121.2 million, net of unamortized discount of $3.5 million and $3.8 million, respectively. Amortization of the discount on convertible notes is included as a component of interest (expense), net as presented in the accompanying 2002 and 2001 Consolidated Statements of Operations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)     LEASE COMMITMENTS

      The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense for 2002, 2001 and 2000, was $19.1 million, $7.8 million, and $8.2 million, respectively. The future minimum annual lease payments under these leases by year are summarized as follows (in thousands):

Year Ending December 31,

2003	$11,031
2004	9,217
2005	7,651
2006	5,698
2007	5,081
Thereafter	35,641

$74,319

(11)     INCOME TAXES

      Total income taxes for the years ended December 31, 2002, 2001 and 2000 were allocated as follows (in thousands):

	2002	2001	2000

Earnings from continuing operations	$16,186	$3,363	$5,796
Earnings (loss) from discontinued operations	—	(1,732)	(10,356)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase-out period	9,604	(14,104)	—
Cumulative effect of accounting changes	(11,118)	—	(1,268)
Shareholders’ equity, for compensation expense for tax purposes in excess of financial purposes	(3,007)	(694)	(2,213)

	$11,665	$(13,167)	$(8,041)

      Income taxes have been provided in accordance with SFAS No. 109, Accounting for Income Taxes. Earnings (loss) before income taxes, discontinued operations and cumulative effect of accounting changes for the years ended December 31, 2002, 2001 and 2000 relate to the following jurisdictions (in thousands):

	2002	2001	2000

United States	$36,057	$7,505	$8,742
Foreign	7,689	(1,804)	1,991

	$43,746	$5,701	$10,733

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes attributable to earnings from continuing operations for the years ended December 31, 2002, 2001 and 2000 consists of the following (in thousands):

	2002	2001	2000

Current:
Federal	$174	$7,019	$13,837
State	15	227	1,268
Foreign	4,895	2,930	3,234

	5,084	10,176	18,339

Deferred:
Federal	10,550	(6,172)	(10,463)
State	254	(711)	(1,529)
Foreign	298	70	(551)

	11,102	(6,813)	(12,543)

Total	$16,186	$3,363	$5,796

      The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for earnings from continuing operations:

	2002	2001	2000

Statutory federal income tax rate	35%	35%	35%
Foreign loss providing no tax benefit	1	20	13
State income taxes, net of federal benefit	1	(13)	(3)
Nondeductible goodwill	—	9	5
Other, net	—	8	4

	37%	59%	54%

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the components of deferred tax assets and liabilities as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001

Deferred income tax assets:
Accounts payable and accrued expenses	$2,337	$4,680
Accrued payroll and related expenses	7,705	6,066
Contract receivables	2,725	2,725
Deferred compensation	1,573	1,582
Depreciation	3,900	2,319
Noncompete agreements	1,585	1,771
Bad debts	1,853	2,623
Realignment charges	1,154	513
Foreign operating loss carryforward of foreign subsidiary	2,367	2,911
Foreign tax credit carryforwards	7,167	3,275
Federal operating loss carryforward	9,993	11,720
Goodwill	6,276	3,399
State operating loss carryforwards	4,762	3,684
Capital loss carryforwards	17,237	17,237
Other	3,490	800

Gross deferred tax assets	74,124	65,305
Less valuation allowance	20,374	21,929

Net deferred tax assets	53,750	43,376

Deferred income tax liabilities:
Intangible assets	14,316	—
Prepaid expenses	397	318
Capitalized software	2,479	1,794

Gross deferred tax liabilities	17,192	2,112

Net deferred tax assets	$36,558	$41,264

      SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded a net decrease to its valuation allowance in 2002 of $1.6 million. In 2001 and 2000, the Company recorded net increases in its valuation allowance of $17.7 million and $0.3 million, respectively. The valuation allowance and the change therein as of December 31, 2002 and 2001 and for the three years ended December 31, 2002 relates to the tax benefit of certain foreign operating losses associated with the Company’s foreign subsidiaries in Singapore, Belgium, Spain and Italy, contract receivables associated with the Company’s foreign subsidiary in Ireland, and a $49.2 million U.S. capital loss carryforward created from the sale of the Company’s French Taxation Services business in 2001. No other valuation allowances were deemed necessary for any other deferred tax assets since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences and net operating loss carryforwards and foreign tax credit carryforwards are expected to be utilized through related future taxable and foreign source earnings.

      As of December 31, 2002, the Company had net operating loss carryforwards amounting to $28.5 million, the majority of which will expire in 2021. Additionally, as of December 31, 2002, the Company currently had

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

foreign income tax credit carryforwards amounting to $7.2 million, which will expire through 2007. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards. Appropriate U.S. and international taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. As of December 31, 2002, the cumulative amount of unremitted earnings from the Company’s international subsidiaries that is expected to be indefinitely reinvested was $3.4 million. The taxes that would be paid upon remittance of these indefinitely reinvested earnings are approximately $1.2 million based on current tax law.

(12)     EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 25% of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,750 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.6 million in 2002, $1.3 million in 2001 and $1.2 million in 2000.

      The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.4 million, $0.6 million and $0.9 million and in 2002, 2001 and 2000, respectively.

(13)     SHAREHOLDERS’ EQUITY

      During 2000, the Company repurchased 2.4 million shares of its outstanding common stock in the open market at a cost of $21.0 million, as approved by the Board of Directors (the “Board”).

      During August 2002, Howard Schultz, a director of the Company, Andrew Schultz, and certain of their affiliates (collectively referred to herein as “the Schultz holders”), entered into agreements to sell approximately $75.7 million, or approximately 8.68 million shares, of the Company’s common stock to certain affiliates of Berkshire Partners LLC (“Berkshire”) and Blum Capital Partners LP (“Blum”), in private transactions. Berkshire and Blum each purchased approximately $37.8 million, or approximately 4.34 million shares, of the Company’s common stock. Both investment firms are currently represented on the Company’s Board of Directors.

      Berkshire and Blum also agreed to lend to certain Schultz holders in the aggregate $25 million, and entered into put and call arrangements to purchase additional shares from the Schultz holders to the extent that the Company does not exercise its options to purchase such shares as described below.

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002. The Second Option Agreement remained outstanding as of December 31, 2002, and expires on May 9, 2003.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from a Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Second Option Agreement remained outstanding as of December 31, 2002, and expires on May 9, 2003.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. Included in this authorization is the possibility of the Company exercising the Second Option Agreement to purchase up to approximately 1.45 million shares from an affiliate of Howard Schultz, a director of the Company. During 2002, the Company repurchased 0.8 million shares of its outstanding common stock on the open market at a cost of $7.48 million, in addition to exercising the First Option Agreement. At December 31, 2002, management has remaining board authorization to purchase an additional $42.5 million of the Company’s common shares, including the possibility of exercising the Second Option Agreement, subject to limitations as defined in the credit facility agreement.

      On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans or affect earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded. At the 2001 annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a “continuing directors” provision. In March 2002, a special committee appointed to consider the matter recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving an amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. At the 2002 annual meeting, the shareholders approved the amendment to the Company’s Articles of Incorporation to provide that directors can only be removed for cause, and the Rights Plan was therefore automatically amended to remove the continuing directors provision. Additionally, the shareholders voted against a second proposal to redeem the Rights Plan. During August 2002, the Board approved a one-time and limited exemption to the 15% ownership clause under the Rights Plan to Blum Capital Partners LP.

      Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At December 31, 2002, there were 19,500 shares of the restricted common stock vested and 158,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The holders of the restricted shares are entitled to all other rights as a shareholder. Over the remaining life of the Stock Awards (as adjusted at December 31, 2002 to reflect forfeitures), the Company will recognize $0.6 million in compensation expense. For the years ended December 31, 2002, 2001 and 2000 the Company recognized $0.2 million, and $0.2 million and $0.1 million, respectively, of compensation expense related to the Stock Awards.

      The Company has issued no preferred stock through December 31, 2002, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.

(14)     COMMITMENTS AND CONTINGENCIES

(a)	Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendant’s Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. The Court granted Plaintiffs’ Motion for Class Certification on December 3, 2002. Discovery is currently ongoing. The Company believes the alleged claims in this lawsuit are without merit and intends to defend this lawsuit vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations.

      In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

     (b) Indemnification Commitment and Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the Value Added Taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR, for which it receives a percentage fee. TVR maintains a 38.3 million Euro ($40.2 million at December 31, 2002 exchange rates) financing facility with Barclays Bank plc (“Barclays”) whereby its sells the VAT refund claims to Barclays with full recourse. As of December 31, 2002, there was 35.0 million Euro ($36.7 million at December 31, 2002 exchange rates) outstanding under this facility. As a condition of the financing facility between TVR and Barclays, Meridian has provided an indemnity to Barclays for any losses that Barclays may suffer in the event that Meridian processes any fraudulent claims on TVR’s behalf. Meridian has not been required to remit funds to Barclays under this indemnity and the Company believes the probability of the indemnity clause being invoked is remote. Meridian has no obligation to Barclays as to the collectibility of VAT refund claims sold by TVR to Barclays unless fraudulent conduct is involved. The Barclays credit financing facility expires on March 31, 2003 and negotiations are currently underway to extend it. Should the Barclays’ credit financing facility not be extended or if it is extended under financial terms and conditions that are more expensive to TVR, Meridian’s future revenues from TVR ($3.6 million in 2002) and the associated profits therefrom could be substantially reduced or even eliminated. Moreover, if the new financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.4 million at December 31, 2002. This investment is included in Other Assets on the Company’s December 31, 2002 Consolidated Balance Sheet.

(c) Standby Letter of Credit

      On November 21, 2001, the Company entered into a Standby Letter of Credit (“Letter of Credit”) with Bank of America, N.A. in the face amount of 2.3 million EUR. On December 31, 2001, the Letter of Credit was amended to increase the face amount to 3.0 million EUR ($3.1 million USD at December 31, 2002). On January 13, 2003, the Letter of Credit was amended to increase the face amount to 3.2 million EUR ($3.4 million USD at December 31, 2002). The Letter of Credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current rate of the Letter of Credit was 2.5% at December 31, 2002. There were no borrowings outstanding under the Letter of Credit at December 31, 2002.

(15)     ACQUISITIONS

      On August 6, 1998, the Company acquired substantially all the assets and assumed certain liabilities of Loder, Drew & Associates, Inc. (“Loder Drew”), a California-based international recovery auditing firm. In connection with this acquisition, the prior owners received purchase price consideration of $40.0 million in cash in the first quarter of 2000 based on the financial performance of Loder Drew for the year ending December 31, 1999.

      On August 19, 1999, the Company acquired Meridian VAT Corporation Limited (“Meridian”). Meridian is based in Dublin, Ireland. At the time of acquisition, Meridian maintained a phantom stock plan whereby participants were entitled to receive the subsequent appreciation in the value of Meridian’s shares in direct proportion to the number of phantom shares assigned to each individual. The phantom stock plan was terminated upon the Company’s purchase of Meridian, and participants were paid their respective proceeds pursuant to a schedule of periodic payments, which concluded with a final installment in January 2001.

      On June 1, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of TSL Services, Inc., a Delaware corporation (“TSL”). TSL specializes in telecom bill auditing and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

optimization and call accounting and reporting. The transaction was accounted for as a purchase, with consideration of $18.3 million in cash. The acquisition resulted in goodwill of $15.6 million which, prior to the adoption of SFAS No. 142, was being amortized over 30 years using the straight-line method.

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

      The total purchase price consisted of approximately 14.8 million shares of the Company’s common stock with an estimated fair value of approximately $154.8 million, 1.1 million fully vested options to purchase the Company’s common stock with an estimated fair value of approximately $5.0 million, and estimated direct transaction costs of approximately $11.2 million. Pursuant to EITF No. 99-12, the fair value of the Company’s common stock was determined as the average closing price per share from July 24, 2001 to July 28, 2001 which was $10.482. The Company announced the transaction on July 26, 2001. The fair value of the fully vested options was determined using the Black Scholes pricing model.

      The amounts and components of the purchase price are presented below (in thousands):

Common stock	$15
Additional paid-in capital	159,747
Transaction costs	11,191

Total purchase price	$170,953

      The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$23,829
Liabilities assumed	(95,275)

Net liabilities assumed	(71,446)
Allocation of purchase price to:
Intangible assets	39,310
Goodwill	203,089

Total purchase price	$170,953

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, certain final tax matters related to the acquisitions of the businesses of HSA-Texas and affiliates are unresolved and may result in a purchase price adjustment in future periods.

      Goodwill recognized in the acquisitions of the businesses of HSA-Texas and affiliates was assigned to the Accounts Payable Services segment. Approximately $47.8 million of the goodwill is currently expected to be deductible for tax purposes.

      The identifiable tangible and intangible assets recognized are as follows (in thousands):

Tangible assets:
Cash	$4,023
Receivables	10,942
Net deferred tax asset	6,042
Property and equipment	1,763
Other	1,059

Total tangible assets	$23,829

		Estimated
	Value	Useful Life

Intangible assets:
Customer relationships	$27,700	20 years
Trade name	9,600	Indefinite
Unrecognized customer revenue	1,610	2 months
Employee agreements	400	2 years

Total intangible assets	$39,310

      Intangible assets with definite useful lives are being amortized over their respective estimated useful lives to their estimated residual values, and will be reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

      Liabilities assumed are as follows (in thousands):

Debt (including amounts paid at closing)	$49,625
Accounts payable and accrued expenses	14,022
Accrued payroll and related expenses	13,817
Deferred revenue	2,356

Current liabilities	79,820
Deferred tax liability	13,378
Other	2,077

Total liabilities	$95,275

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Selected (unaudited) pro forma results of operations of the Company for the years ended December 31, 2002 and 2001 as if the acquisitions of the businesses of HSA-Texas and affiliates had been completed as of January 1, 2001, are as follows: (amounts in thousands, except per share data)

	2002	2001

Revenues	$465,228	$457,133
Operating income	43,385	20,038
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	21,352	11,644
Net earnings (loss)	6,860	(80,227)
Diluted earnings from continuing operations before discontinued operations and cumulative effect of accounting change per share	$0.30	$0.09
Diluted net earnings (loss) per share	$0.13	$(1.25)

      Unusual or non-recurring items included in the reported (unaudited) pro forma results are as follows:

1) HSA-Texas and affiliates recorded only $1.9 million in revenues for the 24 day period in January 2002 prior to the finalization of the acquisitions. This reduced billing amount was a direct consequence of an atypically large invoice volume for HSA-Texas and affiliates during December 2001. HSA-Texas and affiliates recorded revenues for the month of December 2001 of approximately $19.1 million, or 13.3% of their total 2001 revenues of $143.1 million.

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

3) In May 2001, HSA-Texas and affiliates entered into a settlement agreement with respect to litigation pending at December 31, 2000, involving a group of independent contractors formerly associated with HSA-Texas and affiliates. Pursuant to the agreement, HSA-Texas was relieved of certain obligations to pay commissions to those contractors, which amounted to $3.7 million at the date of settlement. The settlement was recorded as other income for the year ended December 31, 2001.

(16)     STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

      At December 31, 2002, the Company has three stock compensation plans that are described below. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for its stock option plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no compensation expense

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

has been recognized for the stock compensation plans in the accompanying Consolidated Statements of Operations.

      The Company’s Stock Incentive Plan, as amended, has authorized the grant of options to purchase 12,375,000 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through December 31, 2002 have 5-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

      The Company’s HSA Acquisition Stock Option Plan, as amended, authorized the grant of options to purchase 1,083,846 shares of the Company’s common stock to former key employees and advisors of HSA-Texas who were hired or elected to the Board in connection with the acquisitions of the businesses of HSA-Texas and affiliates and who were participants in the 1999 Howard Schultz & Associates International Stock Option Plan. The options have 5-year terms and vested upon and became fully exercisable upon issuance. No additional options can be issued under this plan.

      A summary of the Company’s stock option activity and related information for the years ended December 31 2002, 2001 and 2000 follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding — beginning of year	5,975,609	$12.64	7,127,827	$14.79	7,133,026	$18.18
Granted	3,972,366	8.72	1,440,000	7.82	2,981,690	14.21
Exercised	(1,119,274)	6.91	(379,660)	7.39	(240,649)	8.58
Forfeited	(757,479)	14.69	(2,212,558)	17.33	(2,746,240)	23.85

Outstanding — end of year	8,071,222	$11.31	5,975,609	$12.64	7,127,827	$14.79

Exercisable at end of year	4,101,985	$11.07	3,158,893	$11.68	2,295,328	$11.42
Weighted average fair value of options granted during year	$6.16		$5.60		$9.58

      The following table summarizes information about stock options outstanding at December 31, 2002:

				Exercisable
	Number	Weighted-	Weighted-
	of Shares	Average	Average	Number	Weighted-
Range of	Subject	Remaining	Exercise	Of	Average
Exercise Prices	to Option	Life	Price	Shares	Exercise Price

$3.53 – $10.99	5,941,275	3.74 years	$8.22	2,838,728	$7.39
$11.00 – $25.00	1,488,412	5.11 years	$15.98	940,082	$15.82
Over $25.00	641,535	6.83 years	$29.05	323,175	$29.67

	8,071,222			4,101,985

      The weighted average remaining contract life of options outstanding at December 31, 2002 was 4.24 years.

      Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 2,625,000 shares of Company’s common stock, which may be authorized unissued shares, or shares reacquired through private purchases or purchases on the open market. Employees can contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee’s purchase price is 85 percent of the fair market price on the first business day of the purchase period. The Company is not required to recognize compensation

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to this plan. During 2002, 2001, and 2000, approximately 200,000, 225,000, and 5,000 share certificates were issued under the plan for an aggregate purchase price of approximately $550,000, $600,000, and $50,000, respectively.

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts for cash and cash equivalents, receivables, funds held for client obligations, notes payable, current installments of long-term debt, obligations for client payables, accounts payable and accrued expenses, and accrued payroll and related expenses approximate fair value because of the short maturity of these instruments.

      Amounts outstanding under long-term debt agreements are considered to be carried on the consolidated financial statements at their estimated fair values because they accrue interest at rates that generally fluctuate with interest rate trends.

      The estimated fair value of the Company’s convertible notes at December 31, 2002 and 2001 was $122.9 million and $122.1 million respectively, and the carrying value of the Company’s convertible notes at December 31, 2002 and 2001 was $121.5 million and $121.2 million respectively.

      Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

      Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10 through 13 is incorporated by reference from the Company’s definitive proxy statement, which is expected to be filed pursuant to Regulation 14A on or before April 21, 2003.

ITEM 14.     Controls and Procedures.

      Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days of the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities on a timely basis for inclusion in the Company’s filings with the Securities and Exchange Commission.

      There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of the report:

      (1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 42.

      (2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	S-1

      (3) Exhibits:

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed April 3, 2002).

Exhibit
Number		Description

4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	—	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	—	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.1	—	1996 Stock Option Plan dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s March 26, 1996 registration statement No. 333-1086 on Form S-1).
10.2	—	Form of Indemnification Agreement between the Registrant and the Director and certain officers of the Registrant (incorporated by reference to Exhibit 10.10 to Registrant’s March 26, 1996 registration statement No. 333-1086 on Form S-1).
10.3	—	First Amendment dated March 7, 1997 to Employment Agreement between Registrant and John M. Cook (incorporated by reference to Exhibit 10.22 to Registrant’s Form 10-K for the year ended December 31, 1996).
10.4	—	Second Amendment to Employment Agreement dated September 17, 1997 between The Profit Recovery Group International I, Inc. and Mr. John M. Cook (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).
10.5	—	Lease Agreement dated January 30, 1998 between Wildwood Associates and The Profit Recovery Group International I, Inc, (incorporated by reference to Exhibit 10.30 to Registrant’s Form 10-K for the year ended December 31, 1997).
10.7	—	Description of 2001-2005 Compensation Arrangement between Registrant and John M. Cook (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.8	—	Employment Agreement between Registrant and Mr. Robert G. Kramer, Compensation Agreement between Registrant and Mr. Kramer (incorporated by reference to Exhibit 10.38 to Registrant’s Form 10-K for the year ended December 31, 1997).
10.9	—	Syndication Amendment and Assignment dated as of September 17, 1998 and among the Registrant, certain of subsidiaries of the Registrant and various banking institutions (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended September 30, 1998).
10.12	—	The Profit Recovery Group International Inc. Stock Incentive Plan. (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for the quarterly period ended September 30, 1998).
10.13	—	Description of The Profit Recovery Group International, Inc. Executive Incentive Plan (incorporated by reference to Exhibit 10.6 to registrant’s Form 10-Q for the quarterly period ended September 30, 1998).
10.14	—	Description of Compensation Agreement between Mr. Donald E. Ellis, Jr. and Registrant, dated January 15, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.15	—	Description of 2000 Compensation Arrangement between Mr. Mark C. Perlberg and Registrant, dated January 7, 2000 (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-K for the year ended December 31, 2000).
*10.16	—	Letter Agreement dated May 25, 1995 between Wal-Mart Stores, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to Registrant’s March 26, 1996 registration statement No. 333-1086 on Form S-1).
**10.17	—	Services Agreement dated April 7, 1993 between Registrant and Kmart Corporation as amended by Addendum dated January 28, 1997 (incorporated by reference to Exhibit 10.31 to Registrant’s Form 10-K for the year ended December 31, 1997).

Exhibit
Number		Description

10.18	—	Description of 2001 Compensation arrangement between Registrant and Mr. John M. Toma (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.19	—	Non-qualified Stock Option Agreement between Mr. Donald E. Ellis, Jr. and the Registrant dated October 26, 2000 (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.20	—	Description of 2001 Compensation Arrangement between Mr. Mark C. Perlberg and the Registrant (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.21	—	Description of 2001 Compensation Arrangement between Mr. Robert A. Kramer and the Registrant (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.22	—	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.23	—	Amendment to 2000 Compensation Agreement between Mr. Mark C. Perlberg and the Registrant, dated October 30, 2000 (incorporated by reference to Exhibit 10.28 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.24	—	Separation Agreement between Mr. Michael A. Lustig and the Registrant, dated February 2, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.25	—	Separation Agreement between Mr. Scott L. Colabuono and the Registrant, dated January 31, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.26	—	Non-qualified Stock Option Agreement between Mr. John Cook and the Registrant dated March 26, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.27	—	Non-qualified Stock Option Agreement between Mr. John M. Toma and the Registrant dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.28	—	Non-qualified Stock Option Agreement between Mr. Mark C. Perlberg and the Registrant dated March 26, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.29	—	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).
10.30	—	Shareholder Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew H. Schultz, John M. Cook, John M. Toma and certain trusts (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.31	—	Registration Rights Agreement by and among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc. and certain other entities and individuals (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.32	—	Noncompetition, Nonsolicitation, and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.33	—	Noncompetition, Nonsolicitation and Confidentiality Agreement between The Profit Recovery Group International, Inc. and Michael Lowery, Gertrude Lowery, Charlie Schembri and Mac Martirossian shareholders of Howard Schultz & Associates International, Inc. (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

10.34	—	Employment Offer Letter with Howard Schultz (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.35	—	Employment Offer Letter with Andrew Schultz (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.36	—	Indemnification Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.37	—	PRG-Schultz HSA Acquisition Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration statement No. 333-81168 on Form S-8 filed January 22, 2002).
10.38	—	Credit Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. and certain subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of December 31, 2001 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed January 23, 2002).
10.39	—	Pledge Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. certain of the domestic subsidiaries of the registrant, and Bank of America, N.A. dated December 31, 2001 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.40	—	First Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. each of the domestic subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of February 7, 2002 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.41	—	Office Lease Agreement between Galleria 600, LLC, and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.42	—	Security Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. certain of the domestic subsidiaries of the registrant and Bank of America, N.A. dated December 31, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.43	—	Registration Rights Agreement dated November 26, 2001 by and among the Registrant, Merrill Lynch Pierce, Fenner & Smith Incorporated and the Other Initial Purchasers (incorporated by reference to Exhibit 4.4 to Registrant’s Registration Statement No. 333-76018 on form S-3 filed December 27, 2001).
10.44	—	Amendment to 2000 Compensation Agreement, as amended, between Mr. Mark C. Perlberg and Registrant, dated January 23, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarterly period ended March 31, 2002).
10.45	—	Employment Agreement between Howard Schultz and Registrant, dated December 20, 2001, effective January 24, 2002 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for quarterly period ended March 31, 2002).
10.46	—	Employment Agreement between Andy Schultz and Registrant, dated December 20, 2001, effective January 24, 2002 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for quarterly period ended March 31, 2002).
10.47	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for quarterly period ended March 31, 2002).
10.48	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarterly period ended June 30, 2002).
10.49	—	Amendment to Employment Agreement, as amended, between Mr. John M. Toma and Registrant, dated May 14, 2002 (incorporated by reference to Exhibit 10.2 to registrant’s Form 10-Q for quarterly period ended June 30, 2002).

Exhibit
Number		Description

10.50	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for quarterly period ended June 30, 2002).
10.51	—	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for quarterly period ended June 30, 2002).
10.52	—	First Option Agreement expiring February 8, 2003 by and between Schultz PRG Liquidating Investments, Ltd. and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.53	—	Second Option Agreement expiring May 9, 2003 by and between Schultz PRG Liquidating Investments, Ltd. and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.54	—	Subordination Agreement dated as of August 27, 2002 by and among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC, and Schultz PRG Liquidating Investments, Ltd. (incorporated by reference to Exhibit 10.3 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.55	—	Subordination Agreement dated as of August 27, 2002 by and among PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., Blum Strategic Partners II GMBH & Co. KG, and Schultz PRG Liquidating Investments, Ltd. (incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.56	—	Consent and Amendment Agreement dated as of August 16, 2002, by and among PRG-Schultz International, Inc., John M. Cook, John M. Toma, HSAT, Inc., f/k/a Howard Schultz & Associates International, Inc. (and all its shareholders), Schultz PRG Liquidating Investments, Ltd., Howard Schultz, Andrew H. Schultz, and all former shareholders of the Schultz affiliates who were parties to the December 11, 2001 Amended and Restated Agreements and Plans of Reorganization with Profit Recovery Group International, Inc. (incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.57	—	Amended and Restated Standstill Agreement dated as of August 21, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.58	—	Investor Rights Agreement dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC, and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.59	—	Registration Rights Agreement dated as of August 27, 2002 by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.60	—	Registration Rights Agreement dated as of August 27, 2002 by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.61	—	Second Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. each of the domestic subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of August 19, 2002 (incorporated by reference to Exhibit 10.10 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.62	—	Third Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. each of the domestic subsidiaries of the registrant, the several lenders and Bank of America, N.A. dated as of September 12, 2002 (incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-Q for quarterly period ended September 30, 2002).
10.63	—	Resignation Agreement between Howard Schultz and Registrant, dated October 31, 2002, effective November 1, 2002.
10.64	—	Resignation Agreement between Andy Schultz and Registrant, dated October 31, 2002, effective November 1, 2002.

Exhibit
Number		Description

10.65	—	First Amendment to Office Lease Agreement between Galleria 600, LLC, and PRG-Schultz International, Inc.
10.66	—	Description of 2002 Compensation Arrangement between Mr. Robert A. Kramer and the Registrant.
10.67	—	Employment Agreement between Registrant and Ms. Marie Neff dated as of May 2, 2001.
10.68	—	First Amendment to Employment Agreement between Registrant and Ms. Marie Neff dated as of March 7, 2003.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP.
23.2	—	Consent of ERNST & YOUNG Audit.
99.1	—	Certification.

*	Confidential treatment pursuant to 17 CFR Secs. §§ 200.80 and 230.406 has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

**	Confidential treatment pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2 has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

      (b) Reports on Form 8-K.

      The registrant filed one report on Form 8-K during the quarter ended December 31, 2002:

(1) Form 8-K filing a previously issued press release was filed on October 22, 2002.

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

Signature	Title	Date

/s/ JOHN M. COOK John M. Cook	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 17, 2003

/s/ DONALD E. ELLIS, JR. Donald E. Ellis, Jr.	Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2003

/s/ ALLISON ADEN Allison Aden	Senior Vice President — Finance and Controller (Principal Accounting Officer)	March 17, 2003

/s/ JOHN M. TOMA John M. Toma	Vice Chairman and Director	March 17, 2003

/s/ ARTHUR N. BUDGE, JR. Arthur N. Budge, Jr.	Director	March 17, 2003

/s/ STANLEY B. COHEN Stanley B. Cohen	Director	March 17, 2003

/s/ DAVID A. COLE David A. Cole	Director	March 17, 2003

/s/ JONATHAN GOLDEN Jonathan Golden	Director	March 17, 2003

/s/ GARTH H. GREIMANN Garth H. Greimann	Director	March 17, 2003

/s/ N. COLIN LIND N. Colin Lind	Director	March 17, 2003

Signature	Title	Date

/s/ E. JAMES LOWREY E. James Lowrey	Director	March 17, 2003

/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 17, 2003

/s/ HOWARD SCHULTZ Howard Schultz	Director	March 17, 2003

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 17, 2003

CERTIFICATIONS

I, John M. Cook, Chairman of the Board and Chief Executive Officer, certify that:

      1. I have reviewed this annual report on Form 10-K of PRG-Schultz International, Inc;.

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/JOHN M. COOK

John M. Cook
Chairman of the Board and Chief
Executive Officer
(Principal Executive Officer)

March 17, 2003

I, Donald E. Ellis, Jr., Executive Vice President-Finance, Chief Financial Officer and Treasurer, certify that:

      1. I have reviewed this annual report on Form 10-K of PRG-Schultz International, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/DONALD E. ELLIS, JR.

Donald E. Ellis, Jr.
Executive Vice President-Finance,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

March 17, 2003

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

		Additions		Deductions

	Balance at	Charge to		Credited to	Balance at
	Beginning	Costs and		Accounts	End of
Description	of Year	Expenses	Acquisitions	Receivable(1)	Year

2002
Allowance for doubtful accounts receivable	$7,002	$1,967	$2,479	$(6,304)	$5,144
Allowance for doubtful employee advances and miscellaneous receivables	$2,796	$1,472	$620	$(700)	$4,188
Deferred tax valuation allowance	$21,929	$(1,555)	$—	$—	$20,374
2001
Allowance for doubtful accounts receivable	$3,308	$7,887	$—	$(4,193)	$7,002
Allowance for doubtful employee advances and miscellaneous receivables	$1,166	$1,816	$—	$(186)	$2,796
Deferred tax valuation allowance	$4,269	$17,660	$—	$—	$21,929
2000
Allowance for doubtful accounts receivable	$1,218	$2,620	$1,298	$(1,828)	$3,308
Allowance for doubtful employee advances and miscellaneous receivables	$229	$4,487	$—	$(3,550)	$1,166
Deferred tax valuation allowance	$3,975	$294	$—	$—	$4,269

(1)	Write-offs, net of recoveries.

S-1