Form 10-Q
period 2003-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2003-05-13
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Common shares of the registrant outstanding at April 30, 2003 were 61,932,840.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(Amounts in thousands,
	except per share data)
Revenues	$100,645	$110,286
Cost of revenues	61,930	63,248
Selling, general and administrative expenses	29,551	36,141

Operating income	9,164	10,897
Interest (expense), net	(2,212)	(2,245)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	6,952	8,652
Income taxes	2,607	3,287

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	4,345	5,365
Discontinued operations (Note B):
Gain on disposal/retention of discontinued operations, net of income tax expense of $216 in 2003 and $9,339 in 2002	324	2,310

Earnings from discontinued operations	324	2,310

Earnings before cumulative effect of accounting change	4,669	7,675
Cumulative effect of accounting change, net of income tax benefit of $(11,118) in 2002 (Note A)	—	(17,208)

Net earnings (loss)	$4,669	$(9,533)

Basic earnings (loss) per share (Note C):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.09
Discontinued operations	—	0.04
Cumulative effect of accounting change	—	(0.29)

Net earnings (loss)	$0.07	$(0.16)

Diluted earnings (loss) per share (Note C):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.08
Discontinued operations	—	0.03
Cumulative effect of accounting change	—	(0.22)

Net earnings (loss)	$0.07	$(0.11)

Weighted-average shares outstanding (Note C):
Basic	62,382	59,531

Diluted	78,910	76,612

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2003	2002

	(Unaudited)
	(Amounts in thousands,
	except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$19,223	$14,860
Receivables:
Contract receivables, less allowance for doubtful accounts of $5,477 in 2003 and $5,144 in 2002	58,840	69,976
Employee advances and miscellaneous receivables, less allowance of $5,002 in 2003 and $4,188 in 2002	2,652	3,600

Total receivables	61,492	73,576

Funds held for client obligations	17,431	9,043
Prepaid expenses and other current assets	3,846	4,068
Deferred income taxes	24,370	25,930

Total current assets	126,362	127,477

Property and equipment:
Computer and other equipment	69,464	66,292
Furniture and fixtures	8,007	7,934
Leasehold improvements	7,755	7,596

	85,226	81,822
Less accumulated depreciation and amortization	50,303	46,765

Property and equipment, net	34,923	35,057

Goodwill	372,046	371,833
Intangible assets, less accumulated amortization of $3,390 in 2003 and $3,096 in 2002	35,748	36,214
Deferred income taxes	10,774	10,628
Other assets	4,488	4,571

	$584,341	$585,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$4,827	$5,527
Obligations for client payables	17,431	9,043
Accounts payable and accrued expenses	24,624	24,269
Accrued payroll and related expenses	38,382	50,411
Deferred revenue	5,063	2,665

Total current liabilities	90,327	91,915
Long-term debt, excluding current installments	26,554	26,363
Convertible notes, net of unamortized discount of $3,290 in 2003 and $3,509 in 2002	121,710	121,491
Deferred compensation	3,533	4,011
Other long-term liabilities	4,105	4,115

Total liabilities	246,229	247,895

Shareholders’ equity (Notes G and H):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2003 and 2002	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2003 and 2002	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,309,298 shares in 2003 and 67,281,819 shares in 2002	67	67
Additional paid-in capital	492,072	491,894
Accumulated deficit	(106,009)	(110,678)
Accumulated other comprehensive loss	(1,282)	(1,601)
Treasury stock at cost, 5,378,458 shares in 2003 and 4,690,158 shares in 2002	(46,210)	(41,182)
Unearned portion of restricted stock	(526)	(615)

Total shareholders’ equity	338,112	337,885

Commitments and contingencies (Notes H and I)
	$584,341	$585,780

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2003	2002

	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$4,669	$(9,533)
Gain on disposal/retention of discontinued operations	(324)	(2,310)
Cumulative effect of accounting change	—	17,208

Earnings from continuing operations	4,345	5,365
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,521	5,476
Loss on disposal of property and equipment	(1)	(13)
Restricted stock compensation expense	22	65
Deferred compensation expense (benefit)	(478)	156
Deferred income taxes, net of cumulative effect of accounting change	1,198	2,603
Income tax benefit relating to stock option exercises	35	456
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	12,621	(907)
Prepaid expenses and other current assets	274	377
Other assets	(71)	(56)
Accounts payable and accrued expenses	44	(7,065)
Accrued payroll and related expenses	(12,184)	6,515
Deferred revenue	2,398	(4,483)
Other long-term liabilities	(10)	(260)

Net cash provided by operating activities	12,714	8,229

Cash flows from investing activities:
Purchases of property and equipment	(3,503)	(5,661)
Acquisitions of businesses (net of cash acquired)	—	4,023

Net cash used in investing activities	(3,503)	(1,638)

Cash flows from financing activities:
Net repayments of notes payable	—	(2,393)
Net repayments of long-term debt	(509)	(17,404)
Payments for deferred loan costs	—	(502)
Payments for issuance costs on convertible notes	(9)	(247)
Net proceeds from common stock issuances	210	1,711
Purchase of treasury shares	(5,028)	—

Net cash used in financing activities	(5,336)	(18,835)

Net cash provided by discontinued operations	383	—
Effect of exchange rates on cash and cash equivalents	105	(94)

Net change in cash and cash equivalents	4,363	(12,338)
Cash and cash equivalents at beginning of period	14,860	33,334

Cash and cash equivalents at end of period	$19,223	$20,996

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$275	$235

Cash paid during the period for income taxes, net of refunds received	$1,232	$1,235

Supplemental disclosure of noncash investing and financing activities:
In connection with acquisitions of businesses, the Company assumed liabilities as follows:
Fair value of assets acquired	$—	$264,500
Cash acquired from acquisitions (net of cash paid)	—	4,023
Transaction costs	—	(11,191)
Fair value of shares issued for acquisitions	—	(159,762)

Liabilities assumed	$—	$97,570

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003 and 2002
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

      Certain reclassifications have been made to 2002 amounts to conform to the presentation in 2003.

     (1) Cumulative Effect of Accounting Change

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

     (2) Employee Stock Compensation Plans

      At March 31, 2003, the Company had three stock compensation plans: two stock option plans and an employee stock purchase plan (the “Plans”). Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Accordingly, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited). The Company has elected to continue to apply the provisions of APB Opinion No. 25 and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. The Company recognizes compensation expense on the straight-line basis for compensatory stock awards with ratable vesting.

      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting periods.

      The Company’s pro forma information for the three months ended March 31, 2003 and 2002 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	Three Months Ended
	March 31,

	2003	2002

Numerator for basic and diluted pro forma net earnings per share before cumulative effect of accounting change:
Net earnings before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123	$4,669	$7,675
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(2,935)	(2,659)

Pro forma net earnings before cumulative effect of accounting change	$1,734	$5,016

Denominator for diluted pro forma net earnings per share before cumulative effect of accounting change:
Denominator for basic earnings per share — weighted-average shares outstanding, as reported	62,382	59,531
Effect of dilutive securities:
Employee stock options	444	903

Denominator for pro forma diluted earnings per share	62,826	60,434

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2003	2002

Pro forma net earnings per share before cumulative effect of accounting change:
Basic — as reported	$0.07	$0.13

Basic — pro forma	$0.03	$0.08

Diluted — as reported	$0.07	$0.11

Diluted — pro forma	$0.03	$0.08

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-month periods ended March 31, 2003 and 2002, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

     (3) Recently Adopted Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to previously existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on the Company’s operating results or financial position.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which significantly changes the accounting for, and disclosure of, guarantees. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of this Statement effective with its fiscal year ended December 31, 2002. The remaining provisions of the statement were adopted effective with the Company’s fiscal year beginning January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s operating results or financial position. See Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) for current period disclosures.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities initiated after

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2002. The Company adopted this pronouncement effective with its fiscal year beginning January 1, 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s operating results or financial position.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The Company adopted this pronouncement effective with its fiscal year beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s operating results or financial position.

Note B — Discontinued Operations

(1)	Sale of Discontinued Operations — Logistics Management Services in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which $0.7 million had been cumulatively received through March 31, 2003.

      During the first quarter of 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million, net of tax expense of approximately $0.2 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

(2)	Discontinued Operations Subsequently Retained in 2002

      Meridian VAT Reclaim (“Meridian”), the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors (the “Board”) approved a proposal to retain these three remaining discontinued operations. The Company’s accompanying Condensed Consolidated Financial Statements (Unaudited) reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      During the quarter ended March 31, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Board on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and reinstate these businesses as part of continuing operations. As required under accounting principles generally accepted in the United States of America, while part of discontinued operations, these businesses were carried at their net realizable value. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their net realizable carrying values while classified as discontinued operations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2003	2002

Numerator for basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$4,345	$5,365
Discontinued operations	324	2,310
Cumulative effect of accounting change	—	(17,208)

Earnings (loss) for purposes of computing basic earnings (loss) per share	$4,669	$(9,533)

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$4,345	$5,365
After-tax interest expense, including amortization of discount on convertible notes	1,041	1,027

Earnings for purposes of computing diluted earnings per share from continuing operations	5,386	6,392
Discontinued operations	324	2,310
Cumulative effect of accounting change	—	(17,208)

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$5,710	$(8,506)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	62,382	59,531
Effect of dilutive securities:
Employee stock options	378	931
Convertible notes	16,150	16,150

Denominator for diluted earnings (loss) per share	78,910	76,612

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.09
Discontinued operations	—	0.04
Cumulative effect of accounting change	—	(0.29)

Net earnings (loss)	$0.07	$(0.16)

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.08
Discontinued operations	—	0.03
Cumulative effect of accounting change	—	(0.22)

Net earnings (loss)	$0.07	$(0.11)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the three months ended March 31, 2003 and 2002, 2.4 million and 1.3 million stock options, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

Note D — Operating Segments and Related Information

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment.

     Accounts Payable Services

      The Accounts Payable Services segment consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable services provided to various other types of business entities. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia, South Africa and Asia.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

Three Months Ended March 31, 2003
Revenues	$84,533	$16,112	$—	$100,645
Operating income (loss)	15,927	5,180	(11,943)	9,164
Three Months Ended March 31, 2002
Revenues	$97,498	$12,788	$—	$110,286
Operating income (loss)	24,538	2,559	(16,200)	10,897

Note E — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2003 and 2002, the Company’s consolidated comprehensive income (loss) was $5.0 million and $(9.6) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note F — Cash Equivalents

      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit.

      At March 31, 2003 and December 31, 2002, the Company had cash equivalents of approximately $1.2 million and $1.3 million, respectively. At March 31, 2003, the Company had $0.6 million in cash equivalents at U.S. banks. The Company did not have any cash equivalents at U.S. banks at December 31, 2002. At March 31, 2003 and December 31, 2002, certain of the Company’s international subsidiaries held $0.6 million and $1.3 million, respectively, in temporary investments, the majority of which were at banks in the United Kingdom.

Note G — Shareholders’ Equity

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

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from a Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Second Option Agreement remained outstanding as of March 31, 2003, and expired on May 9, 2003.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. Included in this authorization was the possibility (now expired) of the Company exercising the Second Option Agreement to purchase up to approximately 1.45 million shares from an affiliate of Howard Schultz, a director of the Company. During 2002, the Company repurchased 0.8 million shares of its outstanding common stock on the open market at a cost of $7.5 million, in addition to exercising the First Option Agreement. During the first quarter of 2003, the Company purchased an additional 0.7 million shares of its outstanding common stock on the open market at a cost of $5.0 million. At March 31, 2003, management had remaining Board authorization to purchase an additional $37.5 million of the Company’s common shares, including the possibility (now expired) of exercising the Second Option Agreement, subject to limitations as defined in the credit facility agreement.

      On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans or affect earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded. At the 2001 annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a “continuing directors” provision. In March 2002, a special committee appointed to consider the matter recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving an amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. At the 2002 annual meeting, the shareholders

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approved the amendment to the Company’s Articles of Incorporation to provide that directors can only be removed for cause, and the Rights Plan was therefore automatically amended to remove the continuing directors provision. Additionally, the shareholders voted against a second proposal to redeem the Rights Plan. During August 2002, the Board approved a one-time and limited exemption to the 15% ownership clause under the Rights Plan to Blum.

      Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At March 31, 2003, there were 19,500 shares of the restricted common stock vested and 163,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the remaining life of the Stock Awards (as adjusted at March 31, 2003 to reflect forfeitures), the Company will recognize $0.5 million in compensation expense. The Company recognized $22.3 thousand and $47.8 thousand of compensation expense related to the Stock Awards for the three months ended March 31, 2003 and 2002, respectively.

      The Company has issued no preferred stock through March 31, 2003, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board, without any further votes or action by the shareholders.

Note H — Commitments and Contingencies

(1) Legal Proceedings

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

(2) Indemnification Commitment and Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value added taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR, for which it receives a percentage fee. TVR maintains a 38.3 million Euro ($41.8 million at March 31, 2003 exchange rates) financing facility with Barclays Bank plc (“Barclays”), whereby it sells the VAT refund claims to Barclays with full recourse. As of March 31, 2003, there was 25.1 million Euro ($27.3 million at March 31, 2003 exchange rates) outstanding under this facility. As a condition of the financing facility between TVR and Barclays, Meridian has provided an indemnity to Barclays for any losses that Barclays may suffer in the event that Meridian processes any fraudulent claims on TVR’s behalf. Meridian has not been required to remit funds to Barclays under this indemnity and the Company believes the probability of the indemnity clause being invoked is remote. Meridian has no obligation to Barclays as to the collectibility of VAT refund claims sold by TVR to Barclays unless fraudulent conduct is involved.

      Meridian has renewed the Barclays facility, which expired on March 30, 2003, to August 2003. Should the Barclays’ credit financing facility not be further extended or if it is further extended under financial terms and conditions that are more expensive to TVR, Meridian’s future revenues from TVR ($1.0 million for the quarter ended March 31, 2003) and the associated profits therefrom could be substantially reduced or even eliminated. Moreover, if the new financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.5 million at March 31, 2003 exchange rates. This investment is included in Other Assets on the Company’s March 31, 2003 Condensed Consolidated Balance Sheet (Unaudited).

(3) Standby Letter of Credit

      On November 21, 2001, the Company entered into a Standby Letter of Credit (“Letter of Credit”) with Bank of America, N.A. in the face amount of 2.3 million Euro. On December 31, 2001, the Letter of Credit was amended to increase the face amount to 3.0 million Euro. On January 13, 2003, the Letter of Credit was amended to increase the face amount to 3.2 million Euro ($3.4 million at March 31, 2003 exchange rates). The Letter of Credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current annual interest rate of the Letter of Credit was 2.5% at March 31, 2003. There were no borrowings outstanding under the Letter of Credit at March 31, 2003.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note I — Subsequent Event

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be asserted against the Company, the Company will vigorously defend against it.

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

                  Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Condensed Consolidated Financial Statements (Unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulations S-X. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable allowances, goodwill and other intangible assets and income taxes. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2002. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management; as a result they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements (Unaudited).

•	Revenue Recognition. The Company recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim (“Meridian”) and Channel Revenue units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. If the financial condition of the Company’s clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made.

•	Goodwill and Other Intangible Assets. As of March 31, 2003, the Company had unamortized goodwill of $372.0 million and other intangible assets of $35.7 million.

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company and its independent valuation advisors completed all required transitional testing related to the adoption of SFAS No. 142 in the second quarter of 2002. Based upon this testing, the Company concluded that all net goodwill balances relating to its Communications Services and Channel Revenue reporting units, which are part of the Company’s Other Ancillary Services segment, were impaired. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million. During the fourth quarter of 2002, the Company, working with independent valuation advisors, completed the required annual impairment testing and concluded that there was not an impairment of goodwill or intangible assets with indefinite useful lives as of October 1, 2002. As of March 31, 2003, the Company had a consolidated goodwill asset of $372.0 million, consisting of $364.4 million relating to the Accounts Payable Services segment and $7.6 million relating to the Other Ancillary Services segment, and other intangible assets of $35.7 million relating to the Accounts Payable Services segment. To the extent that management (or its independent valuation advisers) misjudges or miscalculates any of the critical factors necessary to determine whether or not there is a goodwill or other intangible assets impairment, or if any of the Company’s goodwill or other intangible assets are accurately determined to be impaired, future earnings could be materially adversely impacted.

•	Income Taxes. The Company records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered anticipated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Statements of Operations Data:
Revenues	100.0%	100.0%
Cost of revenues	61.5	57.3
Selling, general and administrative expenses	29.4	32.8

Operating income	9.1	9.9
Interest (expense), net	(2.2)	(2.0)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	6.9	7.9
Income taxes	2.6	3.0

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	4.3	4.9
Discontinued operations:
Gain on disposal/retention of discontinued operations, net of income taxes	0.3	2.1

Earnings from discontinued operations	0.3	2.1

Earnings before cumulative effect of accounting change	4.6	7.0
Cumulative effect of accounting change	—	(15.6)

Net earnings (loss)	4.6%	(8.6)%

Quarter Ended March 31, 2003 Compared to the Corresponding Period of the Prior Year

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

      Revenues from continuing operations decreased $9.6 million or 8.7% to $100.6 million in the first quarter of 2003, down from $110.3 million in the first quarter of 2002. This period-over-period change was comprised primarily of decreased revenues generated by the Company’s Accounts Payable Services operations, partially offset by increased revenues from Other Ancillary Services operations.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment decreased 13.3% to $84.5 million during the first quarter of 2003, down from $97.5 million during the comparable period of 2002. The decrease in revenues generated by the Accounts Payable Services operations was the result of decreases in revenues generated by the Company’s domestic Accounts Payable Services operations partially offset by increases in revenues from international Accounts Payable Services operations.

      Revenues from domestic Accounts Payable Services decreased 22.3% to $57.4 million for the three months ended March 31, 2003, down from $73.8 million for the same period of the prior year. This substantial quarter-over-quarter decrease in domestic Accounts Payable Services revenues is a result of declines in revenues derived from both retail and commercial accounts.

      The decline in revenues from domestic retail clients during the first quarter of 2003 resulted primarily from changes in the claims processing patterns in some of the Company’s largest accounts. During the quarter ended March 31, 2003, several of the Company’s largest domestic retail Accounts Payable Services clients revisited their respective internal claims processing and submission guidelines. Although the Company’s claims production volumes for its largest domestic retail Accounts Payable Services clients remained substantially intact, the changes in our clients’ claims processing procedures and submission guidelines reduced the volume of approved claims. This substantial decline in approved claims directly resulted in reduced revenues in comparison to the same time period of the prior year.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients declined approximately $5.5 million or 32.4% quarter-over-quarter. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period to period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the Company’s auditors with commensurately greater dollars recovered and fees earned. Until and unless the Company can convert a substantial number of its domestic commercial Accounts Payable Services clients to “broad-scope” audits or sell such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients could be adversely impacted due to competitive pressures with respect to the historical “basic-scope” service model.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 14.7% to $27.1 million in the first quarter of 2003, up from $23.7 million in the first quarter of 2002. The increase in revenues from international Accounts Payable Services is attributable to increased revenues generated by the Company’s European operations and revenues from one large client acquired as part of the Company’s January 24, 2002 acquisition of Howard Schultz & Associates International, Inc. (“HSA-Texas”) for which the Company provides airline ticket revenue recovery audit services, as well as increased revenues generated by the Company’s Asian and Canadian operations. Partially offsetting these increases in revenues were decreased revenues from the Company’s Latin American operations. The increase in revenues from European accounts was due to an expansion of revenue generated primarily from the client base in France and Germany as a result of a period-over-period change in client mix. The increase in quarter-over-quarter revenues for the Company’s Asian operations resulted from the fact that during the quarter ended March 31, 2002, the Company recorded no revenues from its Asian operations due to certain transitional considerations. The Company’s Canadian operations experienced increased revenues quarter-over-quarter due to expansion within its current client base. The aforementioned growth was partially offset by a quarter-over-quarter reduction in revenues for the Company’s Latin American operations. This reduction in quarter-over-quarter revenues was primarily the result of declines in revenues in Brazil and Mexico. In Brazil, the decline was due in part to the general economic instability in the country, which resulted in a significant negative currency fluctuation on consistent recovery activity. Revenues from the Company’s Mexico operations were down quarter-over-quarter due in part to a decrease in local currency revenues generated from its client base as exacerbated by the negative impact of currency fluctuation quarter-over-quarter.

      The Company’s Meridian and Channel Revenue operations recognize revenue in accordance with the provisions of SAB No. 101, Revenue Recognition in Financial Statements. Based on the guidance in SAB No. 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenues to the accounting period in which cash is received from its clients as a result of overpayment claims identified.

      Revenues from the Company’s Other Ancillary Services segment increased 26.0% to $16.1 million for the quarter ended March 31, 2003, up from $12.8 million for the comparable period of the prior year. The increase in revenues generated by Other Ancillary Services was the result of increased revenues for both the

Company’s Meridian and Communications Services operations, partially offset by decreased revenues from the Company’s Channel Revenue business. Revenues generated by Meridian increased $2.5 million for the quarter ended March 31, 2003 over the quarter ended March 31, 2002 primarily due to higher refunds received from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims differs by country. During the first quarter of 2003, the tax authorities for two countries remitted claims that, in some cases, had been outstanding in excess of two years. The receipt of this substantial backlog of claims resulted in an unusually high revenue increase in the current period in comparison to the prior year. As a result, this increased level of revenues is not expected to continue beyond the second quarter of 2003. Revenues from the Company’s Communications Services operations increased $1.5 million for the three months ended March 31, 2003 compared to the same period of the prior year as a result of a one-time decline in revenues from one specific product line during the first quarter of 2002. Revenues from Channel Revenue decreased $0.7 million for the quarter ended March 31, 2003 compared to the same period of the prior year primarily due to reduced audit recoveries on some of the division’s recurring clients relating to considerably decreased unit and dollar volumes of client sales activities.

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

      Cost of revenues in the first quarter of 2003 was $61.9 million or 61.5% of revenues, compared to cost of revenues of $63.2 million or 57.3% of revenues for the first quarter of 2002.

      Cost of revenues from the Company’s Accounts Payable Services segment decreased to $53.3 million in the first quarter of 2003, down from $54.8 million in the first quarter of 2002. On a percentage basis, cost of revenues as a percentage of revenues for the Company’s Accounts Payable Services operations was 63.0% for the three months ended March 31, 2003 compared to 56.2% for the same period of 2002.

      Domestically, cost of revenues for Accounts Payable Services decreased to $35.7 million for the first quarter of 2003, down from $40.2 million for the first quarter of 2002. On a percentage basis, cost of revenues as a percentage of revenues from domestic Accounts Payable Services increased significantly to 62.2% for the three months ended March 31, 2003, up from 54.4% for the same period of the prior year. The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the first quarter of 2003. Additionally, cost of revenues for domestic Accounts Payable Services was impacted by the elimination of transitional expenses for integration efforts associated with the acquisitions of HSA-Texas incurred by the Company during the quarter ended March 31, 2002. The increase in cost of revenues as a percentage of revenues for domestic Accounts Payable Services was due to the fixed component of cost of revenues being spread over a significantly lower revenue base.

      Internationally, cost of revenues for Accounts Payable Services was $17.6 million for the quarter ended March 31, 2003 or 64.7% of international revenues from Accounts Payable Services, up from $14.6 million, or 61.9% of international revenues from Accounts Payable Services in the first quarter of 2002. On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased primarily due to increases experienced by the Company’s European operations and cost of revenues associated with airline ticket revenue recovery audit services currently provided to one large client. Partially offsetting these increases was a decrease in cost of revenues of the Company’s Latin American operations. The largest driver of the increase in cost of revenues on a dollar basis for international Accounts Payable Services was a change in the client mix related to the Company’s European clients, whereby a larger proportion of first quarter 2003 revenues were derived from clients with higher cost of revenues structures than in the same period of the prior year. The improvement in cost of revenues for the Company’s Latin American operations was primarily due to a reduction in personnel and a change in the commission structure for some of the auditors in the Latin American operations. The increase in cost of revenues as a percentage of revenues for international Accounts

Payable Services for the first quarter of 2003 as compared with the first quarter of 2002 was primarily due to the Company’s European client revenue mix change, as discussed above.

      Cost of revenues for the Company’s Other Ancillary Services operations was $8.6 million or 53.6% of revenues from Other Ancillary Services for the three months ended March 31, 2003, compared to $8.4 million or 66.0% of revenues from Other Ancillary Services for the three months ended March 31, 2002. On a dollar basis, cost of revenues for the Company’s Other Ancillary Services operations increased due to an increase in cost of revenues experienced by the Communications Services operations partially offset by decreases in cost of revenues experienced by the Channel Revenue and Meridian operations. The increase in cost of revenues for Communications Services was the result of additional personnel and contract services costs associated with the increase in revenues. The decrease in cost of revenues for the Channel Revenue business unit was the result of decreased personnel costs associated with lower revenues and corresponding personnel reductions. The decrease in cost of revenues experienced by Meridian was primarily the result of reduced marketing and personnel costs as compared to prior period levels due to reductions in staffing levels as a result of cost savings initiatives implemented after the first quarter of 2002. For the quarter ended March 31, 2003, the improvement in cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was driven primarily by an improvement in cost of revenues as a percentage of revenues for the Company’s Meridian operations, primarily due to the factors discussed above.

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

      Selling, general and administrative expenses decreased to $29.5 million for the first quarter of 2003, down from $36.2 million for the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased to 29.4% in the first quarter of 2003, down from 32.8% for the first quarter of 2002.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $15.3 million for the quarter ended March 31, 2003, down from $18.2 million for the first quarter of 2002. As a percentage of revenues from continuing operations, selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 18.1% in the first quarter of 2003, down slightly from 18.6% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $9.2 million or 16.0% of revenues from domestic Accounts Payable Services in the first quarter of 2003, compared to $10.7 million or 14.4% of revenues from domestic Accounts Payable Services during the same period of the prior year. The decrease in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations was primarily due to staffing reductions related to the integration of the Company’s domestic commercial Accounts Payable Services operations with the domestic retail Accounts Payable Services operations. While on a dollar basis, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services decreased during the first quarter of 2003 as compared with the first quarter of 2002, these expenses increased during the 2003 quarter as a percentage of revenues due to the sharp decline in revenues.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for the Company’s international Accounts Payable Services operations were $6.1 million or 22.6% of revenues from international Accounts Payable Services in the first quarter of 2003, down from $7.5 million or 31.7% of revenues from international Accounts Payable Services in the first quarter of 2002. The improvement in selling, general and administrative expenses on a dollar basis and as a percentage of international Accounts Payable Services revenues was primarily the result of the elimination of transitional expenses for integration efforts which were incurred by the Company during the quarter ended March 31, 2002 in connection with the acquisitions of the businesses of HSA-Texas and affiliates.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations increased to $2.3 million or 14.3% of revenues from Other Ancillary Services for the three months ended March 31, 2003, up from $1.8 million or 14.0% of revenues from Other Ancillary Services for the three months ended March 31, 2002. The increase in selling, general and administrative expenses was primarily due to a reduction in required accounts receivable reserve levels that correspondingly reduced bad debt expense for the Communication Services operations during the first quarter of 2002.

      Corporate overhead selling, general, and administrative expenses decreased to $11.9 million or 11.9% of total revenue from continuing operations in the first quarter of 2003, down from $16.2 million or 14.7% of total revenue from continuing operations during the first quarter of 2002. The quarter-over-quarter improvement in corporate overhead was primarily the result of the elimination of transitional expenses incurred by the Company during the quarter ended March 31, 2002, partially offset by current quarter expenditures for consultancy services and increased depreciation expense. During the first quarter of 2002, the Company incurred transitional expenses related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates and appropriately rapid amortization of certain intangible assets with finite lives that were assigned a value as part of the acquisitions of the businesses of HSA-Texas and affiliates.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 9.1% in the three months ended March 31, 2003, compared to 9.9% for the same period of the prior year.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services was 18.9% in 2003, down from 25.2% in the first quarter of 2002 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services was 21.8% in the first quarter of 2003, down from 31.2% in the first quarter of 2002 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services increased to 12.7% in the first quarter of 2003, up from 6.4% in the first quarter of 2002 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 32.1% for the three months ended March 31, 2003, up from 20.0% for the three months ended March 31, 2002 for the reasons discussed above.

      Interest (Expense), Net. Interest (expense), net was $2.2 million in the first quarter of 2003 and the first quarter of 2002. The Company’s interest expense for each of the quarters ended March 31, 2003 and 2002 was comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. The Company had earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change of $7.0 million in the first quarter of 2003, down from $8.7 million in the first quarter of 2002. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 6.9% in the first quarter of 2003, compared to 7.9% in the first quarter of 2002.

      Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended March 31, 2003 and 2002 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37.5% for the first quarter of 2003 and 38.0% for the first quarter of 2002.

      Gain From Discontinued Operations. Meridian, the Communication Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The

Company’s Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      During the first quarter of 2003, The Company recognized a gain on the sale of discontinued operations of approximately $0.3 million, net of tax expense of approximately $0.2 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      During the quarter ended March 31, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to reinstate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they are returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

      Cumulative Effect of Accounting Change. The Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 62.4 million as of March 31, 2003, up from 59.5 million as of March 31, 2002. This increase was comprised primarily of outstanding shares issued in conjunction with the January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates and shares issued in conjunction with stock option exercises, partially offset by the purchase of treasury shares.

Liquidity and Capital Resources

      Net cash provided by operating activities was $12.7 million in the first quarter of 2003, compared to $8.2 million in the first quarter of 2002. Cash provided by operations for the first quarter of 2003 was the result of earnings from continuing operations and an overall reduction in accounts receivable balances, partially offset by cash used in operations resulting from a reduction in accrued payroll and related expenses. The overall change in accounts receivable balances and accrued payroll and related expenses balances was the result of normal operations.

      Net cash used in investing activities was $3.5 million in the first quarter of 2003 and $1.6 million in the first quarter of 2002. Cash used in investing activities during the first quarter of 2003 was the result of capital expenditures of $3.5 million. During the first quarter of 2002, the Company had capital expenditures of approximately $5.7 million, partially offset by $4.0 million in cash provided by HSA-Texas and affiliates at the time of their acquisition.

      Net cash used in financing activities was $5.3 million in the first quarter of 2003 versus $18.8 million in the first quarter of 2002. The net cash used in the three months ended March 31, 2003 related primarily to the purchase of treasury shares. The net cash used in financing activities during the three months ended March 31, 2002 related primarily to net repayments of long-term debt.

      The Company maintains a $55.0 million senior bank credit facility that is syndicated between three banking institutions led by Bank of America, N.A. as agent for the group. Borrowings under the $55.0 million credit facility are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the credit facility agreement, occur including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At March 31, 2003, the Company was in compliance with all such covenants. At March 31, 2003, the Company had approximately $26.6 million of borrowings outstanding and a $3.4 million USD equivalent standby letter of credit under the $55.0 million senior bank credit facility and an accounts receivable borrowing base of $50.0 million, which therefore permitted up to $20.0 million in additional borrowings as of that date.

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from a Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Second Option Agreement remained outstanding as of March 31, 2003, and expired on May 9, 2003.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. Included in this authorization was the possibility (now expired) of the Company exercising the Second Option Agreement to purchase up to approximately 1.45 million shares from an affiliate of Howard Schultz, a director of the Company. During 2002, the Company repurchased 0.8 million shares of its outstanding common stock on the open market at a cost of $7.5 million, in addition to exercising the First Option Agreement. During the first quarter of 2003, the Company purchased 0.7 million shares of its outstanding common stock on the open market at a cost of $5.0 million. At March 31, 2003, management had remaining board authorization to purchase an additional $37.5 million of the Company’s common shares, including the possibility (now expired) of exercising the Second Option Agreement, subject to limitations as defined in the credit facility agreement.

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Condensed Consolidated Financial Statements (Unaudited) for the quarter ended March 31, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be asserted against the Company, the Company will vigorously defend against it.

      As disclosed in the Company’s publicly announced press release on April 28, 2003, the Company anticipates making capital expenditures in the range of $13 million to $15 million in 2003. Capital expenditures for the first quarter of 2003 were approximately $3.5 million.

      As of March 31, 2003, the Company maintained a Standby Letter of Credit with Bank of America, N.A. in the face amount of 3.0 million Euro ($3.4 million at March 31, 2003 exchange rates). At April 30, 2003, the Company had no borrowings outstanding under the Letter of Credit and therefore had no repayment obligation.

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

      The Company believes that its working capital, availability under its $55.0 million senior bank credit facility and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2004.

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements regarding Meridian’s anticipated 2003 performance, (2) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (3) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (4) statements regarding the potential impact of SFAS No. 142 goodwill impairment testing, and (5) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Such risks and uncertainties include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes that could delay revenue recognition;

•	if the recent economic slowdown continues, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize anticipated revenues;

•	the possibility of clients who have filed for bankruptcy, including one large client that paid the Company approximately $5.5 million in the first quarter of 2003, asserting a claim against the Company for preference payments;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology and e-commerce may not benefit our business;

•	the Company’s Accounts Payable Services businesses may not grow as expected;

•	the Company may not be able to increase the number of clients utilizing broad-scope audits and may be unable to successfully grow its domestic commercial Accounts Payable Services business;

•	the Company’s international expansion may prove unprofitable;

•	the Company has violated its debt covenants in the past and may inadvertently do so in the future;

•	the possibility of an adverse judgment in pending securities litigation;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be revealed by ongoing impairment testing under SFAS No. 142;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us; and

•	other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2003.

      There may be events in the future, however, that the Company can not accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At March 31, 2003, we had approximately $26.6 million of long-term variable-rate debt outstanding. Additionally, at March 31, 2003, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum and approximately $4.8 million of fixed rate debt at various interest rates that range from 5.5% to 6.7%. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the three months ended March 31, 2003 would have resulted in approximately a $0.1 million change in pre-tax income.

      Derivative Instruments. The Company has recently finalized a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. As of March 31, 2003, the Company had no derivative financial instruments outstanding.

Item 4.     Controls and Procedures

      Within the ninety days prior to the filing date of this quarterly report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

      The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based upon the Company’s Disclosure Controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date the Company carried out this evaluation, including without limitation, any corrective actions with regard to significant deficiencies or material weaknesses.

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

      None

Item 3.     Defaults Upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.1	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated March 7, 2003.
10.2	Amendment to Employment Agreement, as amended, between Mr. Mark Perlberg and Registrant, dated March 7, 2003.
99.1	Certification.

(b) Reports on Form 8-K

      The registrant filed one report on Form 8-K during the quarter ended March 31, 2003:

(1) Form 8-K filing previously issued press releases under Item 5 and Item 7 thereof, was filed on March 5, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

May 13, 2003	By: /s/ JOHN M. COOK John M. Cook Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 13, 2003	By: /s/ DONALD E. ELLIS, JR. Donald E. Ellis, Jr. Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

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

May 13, 2003

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

May 13, 2003

By:	/s/ DONALD E. ELLIS, JR.

Donald E. Ellis, Jr.
Executive Vice President-Finance
Chief Financial Officer and Treasurer
(Principal Financial Officer)