Form 10-Q
period 2003-06-30
PRG SCHULTZ INTERNATIONAL INC
filed 2003-08-12
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      Common shares of the registrant outstanding at July 31, 2003 were 61,547,453.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(Unaudited)

	(Amounts in thousands, except per share data)
Revenues	$99,268	$118,297	$199,913	$228,583
Cost of revenues	60,631	68,689	122,561	131,937
Selling, general and administrative expenses	29,502	34,949	59,053	71,090

Operating income	9,135	14,659	18,299	25,556
Interest (expense), net	(2,218)	(2,429)	(4,430)	(4,674)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	6,917	12,230	13,869	20,882
Income taxes	2,594	4,439	5,201	7,726

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	4,323	7,791	8,668	13,156
Discontinued operations (Note B):
Gain on disposal/retention of discontinued operations, net of income tax expense of $216 in 2003 and $9,339 in 2002	—	—	324	2,310

Earnings from discontinued operations	—	—	324	2,310

Earnings before cumulative effect of accounting change	4,323	7,791	8,992	15,466
Cumulative effect of accounting change, net of income tax benefit of $(11,118) in 2002 (Note A)	—	—	—	(17,208)

Net earnings (loss)	$4,323	$7,791	$8,992	$(1,742)

Basic earnings (loss) per share (Note C):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.12	$0.14	$0.21
Discontinued operations	—	—	0.01	0.04
Cumulative effect of accounting change	—	—	—	(0.28)

Net earnings (loss)	$0.07	$0.12	$0.15	$(0.03)

Diluted earnings (loss) per share (Note C):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.11	$0.14	$0.19
Discontinued operations	—	—	—	0.03
Cumulative effect of accounting change	—	—	—	(0.22)

Net earnings	$0.07	$0.11	$0.14	$—

Weighted-average shares outstanding (Note C):
Basic	61,658	63,955	62,020	61,743

Diluted	78,054	81,825	78,482	79,219

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2003	2002

	(Unaudited)
	(Amounts in thousands,
	except share and per
	share data)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$23,841	$14,860
Receivables:
Contract receivables, less allowance for doubtful accounts of $4,843 in 2003 and $5,144 in 2002	58,148	69,976
Employee advances and miscellaneous receivables, less allowance of $4,277 in 2003 and $4,188 in 2002	3,196	3,600

Total receivables	61,344	73,576
Funds held for client obligations	14,464	9,043
Prepaid expenses and other current assets	5,074	4,068
Deferred income taxes	22,994	25,930

Total current assets	127,717	127,477

Property and equipment:
Computer and other equipment	61,795	66,292
Furniture and fixtures	8,050	7,934
Leasehold improvements	7,877	7,596

	77,722	81,822
Less accumulated depreciation and amortization	44,241	46,765

Property and equipment, net	33,481	35,057

Goodwill	372,380	371,833
Intangible assets, less accumulated amortization of $2,155 in 2003 and $3,096 in 2002	35,373	36,214
Deferred income taxes	10,988	10,628
Other assets	4,459	4,571

	$584,398	$585,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$5,527
Obligations for client payables	14,464	9,043
Accounts payable and accrued expenses	22,213	24,269
Accrued payroll and related expenses	34,196	50,411
Deferred revenue	4,327	2,665

Total current liabilities	75,200	91,915
Long-term debt, excluding current installments	38,342	26,363
Convertible notes, net of unamortized discount of $3,061 in 2003 and $3,509 in 2002	121,939	121,491
Deferred compensation	3,668	4,011
Other long-term liabilities	4,038	4,115

Total liabilities	243,187	247,895

Shareholders’ equity (Note G):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,311,978 shares in 2003 and 67,281,819 shares in 2002	67	67
Additional paid-in capital	492,095	491,894
Accumulated deficit	(101,686)	(110,678)
Accumulated other comprehensive loss	(76)	(1,601)
Treasury stock at cost, 5,764,525 shares in 2003 and 4,690,158 shares in 2002	(48,710)	(41,182)
Unearned portion of restricted stock	(479)	(615)

Total shareholders’ equity	341,211	337,885

Commitments and contingencies (Note H)
	$584,398	$585,780

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2003	2002

	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net earnings (loss)	$8,992	$(1,742)
Gain on disposal/retention of discontinued operations	(324)	(2,310)
Cumulative effect of accounting change	—	17,208

Earnings from continuing operations	8,668	13,156
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,202	9,699
Gain (loss) on disposal of property and equipment	(51)	2
Restricted stock compensation expense	88	125
Deferred income taxes, net of cumulative effect of accounting change	2,360	3,673
Income tax benefit relating to stock option exercises	35	2,392
Changes in assets and liabilities, net of effects of acquisitions:
Receivables	13,694	(4,112)
Prepaid expenses and other current assets	(975)	355
Other assets	(180)	(574)
Accounts payable and accrued expenses	(3,211)	(10,815)
Accrued payroll and related expenses	(16,842)	(1,079)
Deferred revenue	1,662	(3,766)
Deferred compensation expense (benefit)	(343)	342
Other long-term liabilities	(77)	(533)

Net cash provided by operating activities	14,030	8,865

Cash flows from investing activities:
Purchases of property and equipment	(5,644)	(14,647)
Cash acquired from acquisitions (net of cash paid)	—	4,023

Net cash used in investing activities	(5,644)	(10,624)

Cash flows from financing activities:
Net repayments of notes payable	—	(5,424)
Net borrowings (repayments) of long-term debt	6,452	(16,959)
Payments for deferred loan costs	—	(532)
Payments for issuance costs on convertible notes	(12)	(353)
Net proceeds from common stock issuances	214	5,340
Purchase of treasury shares	(7,528)	—

Net cash used in financing activities	(874)	(17,928)

Net cash provided by discontinued operations	383	—
Effect of exchange rates on cash and cash equivalents	1,086	640

Net change in cash and cash equivalents	8,981	(19,047)
Cash and cash equivalents at beginning of period	14,860	33,334

Cash and cash equivalents at end of period	$23,841	$14,287

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,633	$3,869

Cash paid during the period for income taxes, net of refunds received	$2,381	$736

Supplemental disclosure of noncash investing and financing activities:
In connection with acquisitions of businesses, the Company assumed liabilities as follows:
Fair value of assets acquired	$—	$264,566
Cash acquired from acquisitions (net of cash paid)	—	4,023
Transaction costs	—	(11,191)
Fair value of shares issued for acquisitions	—	(159,762)

Liabilities assumed	$—	$97,636

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

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

(2) Employee Stock Compensation Plans

      At June 30, 2003, the Company had three stock compensation plans: two stock incentive plans and an employee stock purchase plan (the “Plans”). Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to account for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited) except for immaterial compensation amounts relating to grants in 2000

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of certain restricted stock. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.

      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting periods using the straight-line method of amortization.

      The Company’s pro forma information for the three and six months ended June 30, 2003 and 2002 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator for basic pro forma net earnings per share before cumulative effect of accounting change:
Net earnings before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123	$4,323	$7,791	$8,992	$15,466
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(1,609)	(1,875)	(4,544)	(4,534)

Pro forma net earnings before cumulative effect of accounting change	$2,714	$5,916	$4,448	$10,932

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator for diluted pro forma net earnings per share before cumulative effect of accounting change:
Net earnings before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123	$4,323	$7,791	$8,992	$15,466
After-tax interest expense, including amortization of discount, on convertible notes	—	1,030	—	2,057

Net earnings for purposes of computing diluted earnings per share before cumulative effect of accounting change	4,323	8,821	8,992	17,523
Pro forma effect of compensation expense recognition provisions of SFAS No. 123.	(1,609)	(1,875)	(4,544)	(4,534)

Pro forma net earnings for purposes of computing diluted earnings per share before cumulative effect of accounting change	$2,714	$6,946	$4,448	$12,989

Denominator for diluted pro forma net earnings per share before cumulative effect of accounting change:
Denominator for basic earnings per share — weighted-average shares outstanding, as reported	61,658	63,955	62,020	61,743
Effect of dilutive securities:
Employee stock options	314	1,211	379	1,057
Convertible notes	—	16,150	—	16,150

Denominator for pro forma diluted earnings per share	61,972	81,316	62,399	78,950

Pro forma net earnings per share before cumulative effect of accounting change:
Basic — as reported	$0.07	$0.12	$0.15	$0.25

Basic — pro forma	$0.04	$0.09	$0.07	$0.18

Diluted — as reported	$0.07	$0.11	$0.14	$0.22

Diluted — pro forma	$0.04	$0.09	$0.07	$0.16

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For the three and six month periods ended June 30, 2003, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

(3) Recently Adopted Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, this Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003. The Company did not enter into any financial instruments within the scope of this Statement during 2003 and as of June 30, 2003, the Company had no derivative financial instruments outstanding. The adoption of SFAS No. 150 did not have a material impact on the Company’s operating results or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement requires that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying variable, such as a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of this Statement effective July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s operating results or financial position.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to previously existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material impact on the Company’s operating results or financial position. As indicated in Note H of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company’s Meridian unit is a 50% owner in a joint venture with an unrelated German concern. The Company has determined that it is not the primary beneficiary of this joint venture, and, pursuant to FIN No. 46 guidance, the Company will continue to account for its interest in the joint venture using the equity method. See Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) for current period disclosures.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which significantly changes the accounting for, and disclosure of, guarantees. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted the disclosure provision of this Statement effective with its fiscal year ended December 31, 2002. The remaining provisions of this Statement were adopted effective with the Company’s fiscal year beginning January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s operating results or financial position. See Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) for current period disclosures.

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

Note B — Discontinued Operations

(1) Sale of Discontinued Operations — Logistics Management Services in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which an aggregate of $0.7 million had been cumulatively received through June 30, 2003.

      During the first six months of 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million, net of tax expense of approximately $0.2 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the six months ended June 30, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Board on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and reinstate these businesses as part of continuing operations. As required under accounting principles generally accepted in the United States of America, while part of discontinued operations, these businesses were carried at their net realizable value. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their net realizable carrying values while classified as discontinued operations.

Note C — Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Numerator for basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$4,323	$7,791	$8,668	$13,156
Discontinued operations	—	—	324	2,310
Cumulative effect of accounting change	—	—	—	(17,208)

Earnings (loss) for purposes of computing basic earnings (loss) per share	$4,323	$7,791	$8,992	$(1,742)

Numerator for diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$4,323	$7,791	$8,668	$13,156
After-tax interest expense, including amortization of discount on convertible notes	1,043	1,030	2,083	2,057

Earnings for purposes of computing diluted earnings per share from continuing operations	5,366	8,821	10,751	15,213
Discontinued operations	—	—	324	2,310
Cumulative effect of accounting change	—	—	—	(17,208)

Earnings for purposes of computing diluted earnings per share	$5,366	$8,821	$11,075	$315

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	61,658	63,955	62,020	61,743
Effect of dilutive securities:
Employee stock options	246	1,720	312	1,326
Convertible notes	16,150	16,150	16,150	16,150

Denominator for diluted earnings per share	78,054	81,825	78,482	79,219

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.12	$0.14	$0.21
Discontinued operations	—	—	0.01	0.04
Cumulative effect of accounting change	—	—	—	(0.28)

Net earnings (loss)	$0.07	$0.12	$0.15	$(0.03)

Diluted earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.11	$0.14	$0.19
Discontinued operations	—	—	—	0.03
Cumulative effect of accounting change	—	—	—	(0.22)

Net earnings	$0.07	$0.11	$0.14	$—

      For the three months ended June 30, 2003 and 2002, 3.1 million and 0.7 million stock option shares, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect. For the six months ended June 30, 2003 and 2002, 2.7 million and 1.0 million stock option shares, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note D — Operating Segments and Related Information

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment.

Accounts Payable Services

      The Company’s Accounts Payable Services segment consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable services provided to various other types of business entities. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia, South Africa and Asia.

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

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three and six months ended June 30, 2003 and 2002 is as follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

Three Months Ended June 30, 2003
Revenues	$82,189	$17,079	$—	$99,268
Operating income (loss)	14,703	5,590	(11,158)	9,135
Three Months Ended June 30, 2002
Revenues	$104,849	$13,448	$—	$118,297
Operating income (loss)	28,595	522	(14,458)	14,659
Six Months Ended June 30, 2003
Revenues	$166,722	$33,191	$—	$199,913
Operating income (loss)	30,630	10,770	(23,101)	18,299
Six Months Ended June 30, 2002
Revenues	$202,347	$26,236	$—	$228,583
Operating income (loss)	53,133	3,081	(30,658)	25,556

Note E — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income (loss) in condensed financial statements of interim periods issued to shareholders. For the three month periods ended June 30, 2003 and 2002, the Company’s consolidated comprehensive income was $5.5 million and $9.5 million, respectively. For the six month periods ended June 30, 2003 and 2002, the Company’s consolidated comprehensive income (loss) was $10.5 million and $(0.1) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

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

      At June 30, 2003 and December 31, 2002, the Company had cash equivalents of approximately $0.8 million and $1.3 million, respectively. At June 30, 2003, the Company had $0.2 million in cash equivalents at U.S. banks. The Company did not have any cash equivalents at U.S. banks at December 31, 2002. At June 30, 2003 and December 31, 2002, certain of the Company’s international subsidiaries held $0.6 million and $1.3 million, respectively, in temporary investments, the majority of which were at banks in the United Kingdom.

      At June 30, 2003, $16.6 million, or 69.8% of the Company’s $23.8 million of cash and cash equivalents, was held by the Company’s Dublin, Ireland-based Meridian unit. This $16.6 million can not be readily repatriated to the United States without being subjected to additional United States income taxes.

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

      Berkshire and Blum also agreed to lend to certain Schultz holders in the aggregate $25 million, and entered into put and call arrangements to purchase additional shares from the Schultz holders to the extent that the Company did not exercise its options to purchase such shares as described below.

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from a Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Company chose not to exercise the Second Option Agreement, which expired on May 9, 2003.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and will depend on market conditions, business opportunities and other factors. The Company anticipates funding the purchases through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the credit facility agreement. During 2002, the Company repurchased 0.8 million shares of its outstanding common stock on the open market at a cost of $7.5 million, in addition to exercising the First Option Agreement under which the Company purchased approximately 1.45 million shares of its common stock from a Howard Schultz affiliate, for approximately $12.68 million. During the six months ended June 30, 2003, the Company purchased an additional 1.1 million

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of its outstanding common stock on the open market at a cost of $7.5 million. At June 30, 2003, management had remaining Board authorization to purchase an additional $35.0 million of the Company’s common shares.

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

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At June 30, 2003, there were 19,500 shares of the restricted common stock vested and 163,500 shares of the restricted common stock had been forfeited by former employees. Until vested, the restricted stock is nontransferable. The holders of the restricted shares are entitled to all other rights as a shareholder. Over the remaining life of the Stock Awards (as adjusted at June 30, 2003 to reflect actual cumulative forfeitures to date), the Company will recognize $0.5 million in compensation expense, before any future forfeitures. The Company recognized $56 thousand and $60 thousand of compensation expense related to the Stock Awards for the three months ended June 30, 2003 and 2002, respectively, and $89 thousand and $126 thousand for the six months ended June 30, 2003 and 2002, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of the Stock Awards by $48 thousand and $81 thousand for the six months ended June 30, 2003 and 2002, respectively. There was no adjustment to unamortized compensation expense for forfeitures of the Stock Awards for the three months ended June 30, 2003 or 2002.

      The Company has issued no preferred stock through June 30, 2003, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion and voting rights) as may be determined by the Company’s Board, without any further votes or action by the shareholders.

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

      In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses with respect to these other claims, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

(2) Indemnification Commitment and Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”) which was established in 1999. Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value added taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR, for which it receives a percentage fee. TVR maintains a 38.3 million Euro ($44.1 million at June 30, 2003 exchange rates) financing facility with Barclays Bank plc (“Barclays”), whereby it sells the VAT refund claims to Barclays with full recourse. As of June 30, 2003, there was 31.6 million Euro ($36.4 million at June 30, 2003 exchange rates) outstanding under this facility. As a condition of the financing facility between TVR and Barclays, Meridian has provided an indemnity to Barclays for any losses that Barclays may suffer in the event that Meridian processes any fraudulent claims on TVR’s behalf. Meridian has not been required to remit funds to Barclays under this indemnity and the Company believes the probability of the indemnity clause being invoked is remote.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Meridian has no obligation to Barclays as to the collectibility of VAT refund claims sold by TVR to Barclays unless fraudulent conduct is involved.

      TVR has renewed the Barclays facility, which expired on March 30, 2003, to August 18, 2003 and negotiations continue to be held among the involved parties. The facility is currently expected to be further extended, but Barclays has notified TVR that such an extension will require the payment of higher fees and interest rate charges, and Barclays will also require a continuing and cumulative reduction each future month to the aggregate financing facility capacity. Should the Barclays financing facility not be further extended or if it is further extended under financial terms and conditions that are so expensive and capacity constraining that the TVR joint venture does not have adequate economic viability, Meridian’s future revenues from TVR ($0.7 million and $1.7 million for the three and six month periods ended June 30, 2003, respectively) and the associated profits therefrom could be substantially reduced or even eliminated. Moreover, if the new financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.6 million at June 30, 2003 exchange rates. This investment is included in Other Assets on the Company’s June 30, 2003 Condensed Consolidated Balance Sheet (Unaudited).

(3) Standby Letter of Credit

      On November 21, 2001, the Company entered into a Standby Letter of Credit (“Letter of Credit”) with Bank of America, N.A. in the face amount of 2.3 million Euro. On December 31, 2001, the Letter of Credit was amended to increase the face amount to 3.0 million Euro. On January 13, 2003, the Letter of Credit was amended to increase the face amount to 3.2 million Euro ($3.7 million at June 30, 2003 exchange rates). The Letter of Credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current annual interest rate of the Letter of Credit was 2.5% at June 30, 2003. There were no borrowings outstanding under the Letter of Credit at June 30, 2003.

(4) Client Bankruptcy

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three and six month periods ended June 30, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be subsequently asserted against the Company, the Company will vigorously defend against it.

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

      In May 2002, the United States Securities and Exchange Commission (“SEC”) issued a proposed rule: Disclosure in Management’s Discussion and Analysis about the Application of Critical Accounting Policies. Although the SEC had not issued a final rule by June 2003, the following discussion has been prepared on the basis of the guidelines in the SEC rule proposal, many of which are applicable to current disclosure requirements. If adopted as proposed, the rule would require disclosures connected with estimates a company makes in applying its accounting policies. However, such discussion would be limited to critical accounting estimates or those that management believes meet two criteria in the proposal: First, the accounting estimate requires a company to make assumptions about matters that are highly uncertain at the time the accounting estimate is made; Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods would have a material impact on the presentation of the company’s financial condition, changes in financial condition or results of operations.

      In addition to estimates that meet the “critical” estimate criteria, the Company also makes many other accounting estimates in preparing its consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the consolidated financial statements. Materially different results can occur as circumstances change and additional information becomes known, including those estimates not deemed “critical” under the SEC rule proposal.

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

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2002. However, certain of the accounting policies are considered “critical” to the portrayal of its financial position and results of operations as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. Management believes the following critical accounting policies, among others, involve its more significant judgments and estimates used in the preparation of its Condensed Consolidated Financial Statements (Unaudited). The development and selection of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the audit committee of the Board of Directors.

•	Revenue Recognition. The Company recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim (“Meridian”) and Channel Revenue units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. The Company evaluates the adequacy of the allowances on a periodic basis. The valuation includes, but is not limited to, historical loss experience, the aging of current accounts receivable balances and provisions for adverse situations that may affect a client’s ability to repay. If the evaluation of reserve requirements differs from the actual aggregate reserve, adjustments are made to the reserve. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. If the financial condition of the Company’s clients were to deteriorate, or their operating climate were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made. Conversely, if a client subsequently remits cash for an accounts receivable balance which has previously been written-off by establishing a partial or full reserve, it could result in increased operating income in the period in which the payment is received.

•	Goodwill and Other Intangible Assets. As of June 30, 2003, the Company had unamortized goodwill of $372.4 million and other intangible assets of $35.4 million, including intangible assets with indefinite useful lives of $9.6 million.

Effective January 1, 2002, the Company implemented Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, such assets must be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company and its independent valuation advisors completed all required transitional testing related to the adoption of SFAS No. 142 in the second quarter of 2002. Based upon this testing, the Company concluded that all net goodwill balances relating to its Communications Services and Channel Revenue reporting units, which are part of the Company’s Other Ancillary Services segment, were impaired. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million. During the fourth quarter of 2002, the Company, working with its independent valuation advisors, completed the required annual impairment testing and concluded that there was not an impairment of goodwill or intangible assets with indefinite useful lives as of October 1, 2002. As of June 30, 2003, the Company had a consolidated goodwill asset of $372.4 million, consisting of $364.8 million relating to the Accounts Payable Services segment and $7.6 million relating to the Other Ancillary Services segment, and other intangible assets of $35.4 million, including intangible assets with indefinite useful lives of $9.6 million, relating to the Accounts Payable Services segment. To the extent that management (or its independent valuation advisers) misjudges or miscalculates any of the critical factors necessary to determine whether or not there is a goodwill or other intangible assets impairment, or if any of the Company’s goodwill or other intangible assets are accurately determined to be impaired, future earnings could be materially adversely impacted.

•	Income Taxes. The Company’s reported effective tax rate was 36.0% for the three months ended June 30, 2002 and 37.0% for the six months ended June 30, 2002. During the quarter ended June 30, 2002, based on 2002 year-to-date operating results and forecasted estimates for the remainder of the year, the Company determined that an annualized effective tax rate of 37.0% was more reflective of the Company’s effective tax rate for 2002. In accordance with accounting principles generally accepted in the United States of America, the adjustment to the revised estimate of an annualized rate of 37.0% was recorded during the quarter ended June 30, 2002. For the three and six months ended June 2003, our effective tax rate was estimated to be 37.5%.

The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the income statement. The Company establishes valuation allowances to reduce deferred tax assets to the amounts that it believes are more likely than not to be realized. These valuation allowances are adjusted in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in the Company’s Consolidated Financial Statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns, but has not yet been recognized as an expense in its Consolidated Financial Statements. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate. This rate is then applied to the quarterly operating results. In the event that there is a significant unusual or one-time item recognized in the Company’s operating results, the tax attributable to that item is separately calculated and recorded at the same time as the unusual or one-time item.

The derivation of the effective tax rate, the deferred tax assets and liabilities, and any required valuation allowances is inherently subjective, as it requires the use of highly complex estimates and assumptions that are susceptible to revision as more information becomes available. As of June 30, 2003, the Company’s Condensed Consolidated Balance Sheet (Unaudited) reflects net deferred income tax assets of $34.0 million ($23.0 million current and $11.0 million long-term). While the Company has considered anticipated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event the Company were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.1	58.1	61.3	57.7
Selling, general and administrative expenses	29.7	29.5	29.5	31.1

Operating income	9.2	12.4	9.2	11.2
Interest (expense), net	(2.2)	(2.1)	(2.3)	(2.1)

Earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	7.0	10.3	6.9	9.1
Income taxes	2.6	3.7	2.6	3.4

Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	4.4	6.6	4.3	5.7
Discontinued operations:
Gain on disposal/retention of discontinued operations, net of income taxes	—	—	0.2	1.0

Earnings from discontinued operations	—	—	0.2	1.0

Earnings before cumulative effect of accounting change	4.4	6.6	4.5	6.7
Cumulative effect of accounting change, net of income taxes	—	—	—	(7.5)

Net earnings (loss)	4.4%	6.6%	4.5%	(0.8)%

Quarter Ended June 30, 2003 Compared to the Corresponding Period of the Prior Year

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). The following table sets forth certain items attributable to the Company’s continuing operations for the periods indicated (in millions):

Three Months Ended June 30, 2003

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	$53.9	$28.2	$82.1	$17.1	$—	$99.2
Cost of revenues	32.8	18.3	51.1	9.5	—	60.6
Selling, general and administrative expenses	8.9	7.4	16.3	2.0	11.2	29.5

Operating income	$12.2	$2.5	$14.7	$5.6	$(11.2)	$9.1

Three Months Ended June 30, 2002

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	$76.3	$28.5	$104.8	$13.5	$—	$118.3
Cost of revenues	41.8	17.3	59.1	9.6	—	68.7
Selling, general and administrative expenses	10.6	6.5	17.1	3.4	14.5	35.0

Operating income	$23.9	$4.7	$28.6	$0.5	$(14.5)	$14.6

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. Revenues from continuing operations decreased $19.1 million or 16.1% to $99.2 million in the second quarter of 2003, down from $118.3 million in the same period of 2002. This period-over-period change was comprised primarily of significantly decreased revenues generated by the Company’s Accounts Payable Services operations, partially offset by increased revenues from Other Ancillary Services operations.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment decreased 21.6% to $82.1 million during the second quarter of 2003, down from $104.8 million during the comparable period of 2002. The decrease in revenues generated by the Accounts Payable Services operations was the result of significant decreases in revenues generated by the Company’s domestic Accounts Payable Services operations and a slight decrease in revenues from international Accounts Payable Services operations.

      Revenues from domestic Accounts Payable Services decreased 29.4% to $53.9 million for the three months ended June 30, 2003, down from $76.3 million for the same period of the prior year. This substantial quarter-over-quarter decrease in domestic Accounts Payable Services revenues is a result of declines in revenues derived from both retail and commercial accounts.

      Revenues from the Company’s domestic retail Accounts Payable Services clients declined approximately $17.5 million or 29.6% quarter-over-quarter. This decline in revenues resulted primarily from the combination of (a) revenues lost in 2003 as certain larger clients of the post-merger PRG-Schultz combined operation utilized other recovery audit service providers for a portion of their overall needs, (b) revenues lost in 2003 after one of the Company’s larger clients filed for Chapter 11 Bankruptcy Reorganization on April 1, 2003, (c) a generally weak retailing environment in which aggregate client purchasing volumes have been depressed, and (d) changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated. The Company believes that recent well-publicized inquiries by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend is temporary, but could continue for at least the duration of 2003.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients declined approximately $4.9 million or 29.0% quarter-over-quarter. The decrease in revenues period-over-period was due to fewer audit starts as a result of the nature of the commercial audit cycle and the maturing of the market for providing “basic-scope” recovery audit services to commercial entities in the United States. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period-to-period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring,

“broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the Company’s auditors with commensurately greater dollars recovered and fees earned. Until and unless the Company can convert a substantial number of its current domestic commercial Accounts Payable Services clients to “broad-scope” audits or sell and deliver such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients could be adversely impacted due to intense and ongoing competitive pressures with respect to the historical “basic-scope” service model.

      Revenues from the international portion of the Company’s Accounts Payable Services segment decreased 0.8% to $28.2 million in the second quarter of 2003, down from $28.5 million in the comparable period of 2002. The decrease in revenues from international Accounts Payable Services is attributable to a decrease in revenues generated by the Company’s European operations, partially offset by increased revenues from one large client acquired as part of the Company’s January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”) for which the Company provides airline ticket revenue recovery audit services, and to a lesser degree, slightly increased revenues generated by the Company’s Pacific operations. The decline in revenues from the European accounts, primarily within the United Kingdom, was due to a decrease in revenues generated from the existing client base as a result of a period-over-period change in client mix, partially offset by a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The increase in quarter-over-quarter revenues generated by airline ticket revenue recovery audit services was due to a change in the Company’s contract arrangement with the client and an increase in the number of categories on which the Company has been able to write claims. The Company’s Pacific operations experienced increased revenues quarter-over-quarter due to an expansion of its client base and to a lesser degree, an increase due to a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year.

      The Company’s Meridian and Channel Revenue operations recognize revenue in accordance with specific provisions of SAB No. 101, Revenue Recognition in Financial Statements. Based on the guidance in SAB No. 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenues to the accounting period in which cash is received from its clients as a result of overpayment claims identified. As a result of Meridian and Channel Revenue’s revenue recognition policies, their revenues can vary markedly from period-to-period.

      Revenues from the Company’s Other Ancillary Services segment increased 27.0% to $17.1 million for the quarter ended June 30, 2003, up from $13.5 million for the comparable period of the prior year. The increase in revenues generated by Other Ancillary Services was primarily the result of increased revenues generated by the Company’s Meridian operations, partially offset by decreased revenues from the Company’s Channel Revenue business. Revenue generated by Meridian increased $4.1 million for the quarter ended June 30, 2003 over the quarter ended June 30, 2002 primarily due to higher refunds received from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims differs by country. During the second quarter of 2003, the tax authorities for three countries paid claims that, in some cases, had been outstanding in excess of two years. The payment by the VAT tax authorities of this substantial backlog of claims resulted in an unusually high revenue increase in the current period in comparison to the prior year. As a result, this increased level of revenues is not expected to continue beyond the second quarter of 2003. Revenues from the Company’s Channel Revenue business decreased $0.4 million for the quarter ended June 30, 2003 compared to the same period of the prior year, primarily due to reduced audit recoveries on some of the division’s recurring clients relating to considerably decreased unit and dollar volumes of client sales activities. Revenues generated by Communication Services during the three months ended June 30, 2003 were approximately equivalent to revenues for the comparable period of 2002.

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

      Cost of revenues in the second quarter of 2003 was $60.6 million or 61.1% of revenues, compared to cost of revenues of $68.7 million or 58.1% of revenues for the three months ended June 30, 2002.

      Cost of revenues from the Company’s Accounts Payable Services segment decreased to $51.1 million in the second quarter of 2003, down from $59.1 million in the comparable period of 2002. On a percentage basis, cost of revenues as a percentage of revenues for the Company’s Accounts Payable Services operations was 62.2% for the three months ended June 30, 2003, compared to 56.4% for the same period of 2002.

      Domestically, cost of revenues for Accounts Payable Services decreased to $32.8 million for the second quarter of 2003, down from $41.8 million for the same period of 2002. On a percentage basis, cost of revenues as a percentage of revenues from domestic Accounts Payable Services increased significantly to 60.9% for the three months ended June 30, 2003, up from 54.8% for the same period of the prior year. The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the second quarter of 2003 and correspondingly lower costs that vary with revenues. Cost of revenues for domestic Accounts Payable Services was also reduced by the elimination of transitional expenses for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates incurred by the Company during the quarter ended June 30, 2002. The increase in cost of revenues as a percentage of revenues for domestic Accounts Payable Services was primarily due to lower revenues derived from clients with higher fixed cost of revenues structures when compared to the mix for the same period of the prior year. The Company believes that if revenues for these clients remain at lower than historical levels, cost of revenues as a percentage of revenues for the Company’s domestic Accounts Payable Services operations will remain at a higher level than in prior periods.

      Internationally, cost of revenues for Accounts Payable Services was $18.3 million for the quarter ended June 30, 2003 or 64.7% of international revenues from Accounts Payable Services, up from $17.3 million, or 60.7% of revenues from international Accounts Payable Services in the second quarter of 2002. On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased primarily due to cost of revenues associated with airline ticket revenue recovery audit services currently provided to one large client directly related to increased revenues derived from this client, as discussed above, when compared to the same period of the prior year. The increase in cost of revenues as a percentage of revenues for international Accounts Payable Services for the second quarter of 2003, as compared with the same period of the prior year, was predominately due to the Company’s European operations. The European operations experienced an increase in cost of revenues as a percentage of revenues, mostly as a result of the period-over-period change in client mix, as discussed above. During the three months ended June 30, 2003, a larger percentage of revenues were generated from clients with higher cost of revenues percentage structures when compared to the same period of the prior year.

      Cost of revenues for the Company’s Other Ancillary Services operations was $9.5 million or 55.6% of revenues from Other Ancillary Services for the three months ended June 30, 2003, compared to $9.6 million or 71.1% of revenues from Other Ancillary Services for the three months ended June 30, 2002. For the quarter ended June 30, 2003, the improvement in cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was driven primarily by an improvement in cost of revenues as a percentage of revenues for the Company’s Meridian operations. The Meridian operations incurred cost of revenues of $5.9 million for the quarter ended June 30, 2003 compared to $6.1 million for the same period of the prior year. The relatively stable cost of revenues combined with the significant increase in revenues for the Meridian operations, as discussed above, resulted in an overall lower cost of revenues as a percentage of revenues.

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

      Selling, general and administrative expenses decreased to $29.5 million for the second quarter of 2003 from $35.0 million for the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses increased slightly to 29.7% in the three months ended June 30, 2003, up from 29.5% for the second quarter of 2002.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $16.3 million for the quarter ended June 30, 2003, down from $17.1 million for the second quarter of 2002. As a percentage of revenues from continuing operations, selling general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 19.9% in the three months ended June 30, 2003, up from 16.3% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations were $8.9 million or 16.5% of revenues from domestic Accounts Payable Services in the second quarter of 2003, compared to $10.6 million or 13.9% of revenues from domestic Accounts Payable Services during the same period of the prior year. The decrease in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations was largely due to staffing reductions related to the integration of the Company’s domestic commercial Accounts Payable Services operations with the domestic retail Accounts Payable Services operations combined with a transfer of costs related to field commercial selling, general and administrative costs incurred by the Company’s commercial operations in 2002 to corporate support during 2003 as result of the integration. While on a dollar basis, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services decreased during the second quarter of 2003 as compared with the same period of 2002, as a percentage of revenues, these expenses increased during the 2003 period, due to the sharp decline in revenues as fixed costs are spread over a smaller revenue base.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for Accounts Payable Services operations were $7.4 million or 26.4% of revenues from international Accounts Payable Services in the second quarter of 2003, up from $6.5 million or 22.7% of revenues from international Accounts Payable Services in the comparable period of 2002. The dollar increase in selling, general and administrative expenses for the Company’s international Accounts Payable Services operations was due to an increase experienced by the Company’s European operations, partially offset by the elimination of transitional expenses for integration efforts incurred by the Company during the quarter ended June 30, 2002 in connection with the acquisitions of the businesses of HSA-Texas and affiliates. During the three months ended June 30, 2003, the European operations had an increase in selling, general and administrative expenses as a result of increased personnel costs related to severance payments. Also contributing to the increase in selling, general and administrative expenses was a net increase due to currency fluctuations of the local currency for various international countries of operations to the U.S. dollar when compared to currency rates for the same period of the prior year. The increase in selling, general and administrative expenses as a percentage of international Accounts Payable Services revenues was the result of the dollar increase in selling, general and administrative expenses, as discussed above, spread over a relatively flat revenue base.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations decreased to $2.0 million or 11.7% of revenues from Other Ancillary Services for the three months ended June 30, 2003, down from $3.4 million or 25.0% of revenues from Other Ancillary Services for the three months ended June 30, 2002. The decrease in selling, general and administrative expenses was the result of lower selling, general and administrative expenses for the Company’s Meridian operations. Meridian eliminated the impact of foreign exchange rate fluctuations related to a previous accounts receivable financing facility that resulted in a loss during the 2002 period when it paid off and terminated the facility in the third quarter of 2002. Additionally, Meridian had lower expenditures related to professional services and consultancy fees during the quarter ended June 30, 2003 in comparison to the same period of the prior year.

      Corporate overhead selling, general, and administrative expenses decreased to $11.2 million or 11.2% of total revenue from continuing operations in the same period of 2003, down from $14.5 million or 12.2% of total revenue from continuing operations during the second quarter of 2002. The quarter-over-quarter improvement in corporate overhead was primarily the result of the elimination of transitional expenses incurred by the Company during the quarter ended June 30, 2002 and a reduction in bonus-related compensation expense for the three months ended June 30, 2003. During the second quarter of 2002, the Company incurred transitional expenses related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates. This decrease was partially offset by current quarter increases in expenditures for outside consultancy and legal services, a transfer of costs related to field commercial selling, general and administrative costs incurred by the Company’s commercial operations in 2002 to corporate support during 2003 as a result of the integration, and a current quarter increase in expenditures for marketing services.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 9.2% in the three months ended June 30, 2003, compared to 12.4% for the same period of the prior year.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services was 17.9% in the three months ended June 30, 2003, down from 27.3% in the second quarter of 2002 for the reasons discussed above.

      Domestically, operating income for Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services was 22.6% in the second quarter of 2003, down from 31.3% in the comparable period of 2002 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased quarter-over-quarter to 8.9% in 2003, down from 16.6% in 2002 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 32.7% for the three months ended June 30, 2003, up from 3.9% for the three months ended June 30, 2002 for the reasons discussed above.

      Interest (Expense), Net. Interest (expense), net was $2.2 million in the second quarter of 2003, compared to $2.4 million for the second quarter of 2002. The Company’s interest expense for each of the quarters ended June 30, 2003 and 2002 was comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility, and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. The Company had earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change of $6.9 million in the second quarter of 2003, down from $12.2 million in the second quarter of 2002. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 7.0% in the second quarter of 2003, compared to 10.3% in the second quarter of 2002.

      Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended June 30, 2003 and 2002 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37.5% for the second quarter of 2003 and 36.0% for the second quarter of 2002. During the quarter ended June 30, 2002, based on 2002 year-to-date operating results and forecasted estimates for the remainder of the year, the Company determined that an annualized effective tax rate of 37.0% was more reflective of the Company’s effective tax rate for 2002. In accordance with accounting principles generally accepted in the United States of America, the adjustment to the revised estimate of an annualized rate of 37.0% was recorded during the quarter ended June 30, 2002.

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share decreased to 61.7 million as of June 30, 2003, down from 63.9 million as of June 30, 2002. This decrease was comprised primarily of a decrease in the number of outstanding shares as a result of the purchase of treasury shares.

Six Months Ended June 30, 2003 Compared to the Corresponding Period of the Prior Year

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment. (See Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). The following table sets forth certain items attributable to the Company’s continuing operations for the periods indicated (in millions):

Six Months Ended June 30, 2003

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	$111.3	$55.4	$166.7	$33.2	$—	$199.9
Cost of revenues	68.6	35.9	104.5	18.1	—	122.6
Selling, general and administrative expenses	18.0	13.6	31.6	4.3	23.1	59.0

Operating income	$24.7	$5.9	$30.6	$10.8	$(23.1)	$18.3

Six Months Ended June 30, 2002

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	$150.2	$52.2	$202.4	$26.2	$—	$228.6
Cost of revenues	82.0	31.9	113.9	18.0	—	131.9
Selling, general and administrative expenses	21.3	14.0	35.3	5.1	30.7	71.1

Operating income	$46.9	$6.3	$53.2	$3.1	$(30.7)	$25.6

      Revenues. The Company’s revenues from continuing operations consist principally of contractual percentages of overpayments recovered for clients. Revenues from continuing operations decreased $28.7 million or 12.5% to $199.9 million in the six months ended June 30, 2003, down from $228.6 million in the first six months of 2002. This period-over-period change was comprised primarily of significantly decreased revenues generated by the Company’s Accounts Payable Services operations, partially offset by increased revenues from Other Ancillary Services operations.

      Revenues from continuing operations from the Company’s Accounts Payable Services segment decreased 17.6% to $166.7 million during the six months ended June 30, 2003, down from $202.4 million during the comparable period of 2002. The decrease in revenues generated by the Accounts Payable Services operations was the result of a decline in revenues generated by the Company’s domestic Accounts Payable Services operations, slightly offset by increases in revenues from international Accounts Payable Services operations.

      Revenues from domestic Accounts Payable Services decreased 25.9% to $111.3 million for the six months ended June 30, 2003, down from $150.2 million for the same period of the prior year. This substantial year-over-year decrease in domestic Accounts Payable Services revenues is a result of declines in revenues derived from both retail and commercial accounts.

      Revenues from the Company’s domestic retail Accounts Payable Services clients declined approximately $28.5 million or 32.4% during the first six months of 2003 as compared with the first six months of 2002. This decline in revenues resulted primarily from the combination of (a) revenues lost in 2003 as certain larger clients of the post-merger PRG-Schultz combined operation utilized other recovery audit service providers for a portion of their overall needs, (b) revenues lost in 2003 after one of the Company’s larger clients filed for Chapter 11 Bankruptcy Reorganization on April 1, 2003, (c) a generally weak retailing environment in which aggregate client purchasing volumes have been depressed, and (d) changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated. The Company believes that recent well-publicized inquiries by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend is temporary, but could continue for at least the duration of 2003.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients declined approximately $10.4 million or 30.8% period-over-period. The decrease in revenues period-over-period was due to fewer audit starts as a result of the nature of the commercial audit cycle and the maturing of the market for providing “basic-scope” recovery audit services to commercial entities in the United States. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period-to-period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. The Company intends to distinguish itself by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by the Company’s auditors with commensurately greater dollars recovered and fees earned. Until and unless the Company can convert a substantial number of its current domestic commercial Accounts Payable Services clients to “broad-scope” audits or sell and deliver such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients could be adversely impacted due to intense and ongoing competitive pressures with respect to the historical “basic-scope” service model.

      Revenues from the international portion of the Company’s Accounts Payable Services segment increased 6.2% to $55.4 million in the six months ended June 30, 2003, up from $52.2 million in the first six months of 2002. The increase in revenues from international Accounts Payable Services is attributable to increased revenues from one large client acquired as part of the Company’s January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”) for which the Company provides airline ticket revenue recovery audit services, as well as increased revenues generated by the Company’s Asian and Pacific operations. Partially offsetting these increases in revenues were decreased revenues from the Company’s Latin American operations. The increase in period-over-period revenues generated by airline ticket revenue recovery audit services was due to a change in the Company’s contract arrangement with the client and an increase in the number of categories on which the Company has been able to write claims. The increased revenues period-over-period experienced by the Asian operations resulted from the fact that during the quarter ended March 31, 2002, the Company recorded no revenues from its Asian operations due to certain transitional considerations. During the six months ended June 30, 2003, the Pacific operations experienced an increase in revenues as a result of a strengthening of the local currencies to the U.S. dollar when compared to currency rates for the same period of the prior year, increased revenues due to an expansion of their client base, and an expansion of revenues generated from existing clients. The aforementioned growth was moderately offset by a period-over-period reduction in revenues for the Company’s Latin American operations. This reduction in period-over-period revenues was driven by declines in revenues in Brazil and Mexico. Brazil and Mexico each experienced a decline in revenues due in part to negative currency fluctuations as their respective local currencies weakened in comparison to the U.S. dollar when compared with the same period of the prior year. Revenues from the Company’s Mexico operations were further impacted period-over-period due in part to a decrease in local currency revenues generated from its client base.

      The Company’s Meridian and Channel Revenue operations recognize revenue in accordance with specific provisions of SAB No. 101, Revenue Recognition in Financial Statements. Based on the guidance in SAB

No. 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenues to the accounting period in which cash is received from its clients as a result of overpayment claims identified. As a result of Meridian and Channel Revenue’s revenue recognition policies, their revenues can vary markedly from period-to-period.

      Revenues from the Company’s Other Ancillary Services segment increased 26.5% to $33.2 million for the six months ended June 30, 2003, up from $26.2 million for the comparable period of the prior year. The increase in revenues generated by Other Ancillary Services was the result of increased revenues for both the Company’s Meridian and Communications Services operations, partially offset by decreased revenues from the Company’s Channel Revenue business. Revenue generated by Meridian increased $6.6 million for the six months ended June 30, 2003 over the comparable period of 2002 primarily due to higher refunds received from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims differs by country. During the first six months of 2003, the tax authorities for four countries paid claims that, in some cases, had been outstanding in excess of two years. The payment by the VAT tax authorities of this substantial backlog of claims resulted in an unusually high revenue increase in the current period in comparison to the prior year. As a result, this increased level of revenues is not expected to continue beyond the second quarter of 2003. Also contributing to the increase in revenues for the Company’s Other Ancillary Services operations was an increase in revenues generated by the Communications Services business. Revenues from the Communications Services operations increased $1.5 million for the six months ended June 30, 2003 compared to the same period of the prior year, as a result of a one-time decline in revenues from one specific product line during the first six months of 2002. Partially offsetting the increase in revenues generated by the Meridian and Communication Services operations was a decrease in revenues generated by the Channel Revenue operations. Revenues from Channel Revenue decreased $1.1 million for the six months ended June 30, 2003 compared to the same period of the prior year, primarily due to reduced audit recoveries on some of the division’s recurring clients relating to considerably decreased unit and dollar volumes of client sales activities.

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

      Cost of revenues in the first six months of 2003 was $122.6 million or 61.3% of revenues, compared to cost of revenues of $131.9 million or 57.7% of revenues for the same period of 2002.

      Cost of revenues from the Company’s Accounts Payable Services segment decreased to $104.5 million in the six months ended June 30, 2003, down from $113.9 million in the first six months of 2002. On a percentage basis, cost of revenues as a percentage of revenues for the Accounts Payable Services operations was 62.6% for the six months ended June 30, 2003, compared to 56.3% for the same period of 2002.

      Domestically, cost of revenues for Accounts Payable Services decreased to $68.6 million for the first six months of 2003, down from $82.0 million for the six months ended June 30, 2002. On a percentage basis, cost of revenues as a percentage of revenues from domestic Accounts Payable Services increased significantly to 61.6% for the six months ended June 30, 2003, up from 54.6% for the same period of the prior year. The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the first six months of 2003 and correspondingly lower costs that vary with revenues. Also contributing to the decrease in cost of revenues for domestic Accounts Payable Services was the elimination of transitional expenses for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates incurred by the Company during the six months ended June 30, 2002. The increase in cost of revenues as a percentage of revenues for domestic Accounts Payable Services was primarily due to lower revenues derived from clients with higher fixed cost of revenues structures when compared to the mix for the same period of the prior year. The Company believes that if revenues for these clients remain at lower than historical levels, cost of revenues as a percentage of revenues for the Company’s domestic Accounts Payable Services operations will remain at a higher level than in prior periods.

      Internationally, cost of revenues for Accounts Payable Services was $35.9 million for the six months ended June 30, 2003 or 64.7% of international revenues from Accounts Payable Services, up from $31.9 million, or 61.2% of revenues from international Accounts Payable Services in the comparable period of 2002. On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased primarily due to increases experienced by the Company’s European operations, cost of revenues associated with airline ticket revenue recovery audit services currently provided to one large client, and to a lesser degree, increased cost of revenues for the Company’s Pacific operations. Partially offsetting these increases was a decrease in cost of revenues of the Company’s Latin American operations. The Company’s European operations experienced an increase in cost of revenues as a result of the period-over-period change in client mix as well as an increase in personnel and professional services costs. During the six months ended June 30, 2003, cost of revenues associated with airline ticket revenue recovery audit services currently provided to one large client directly related to increased revenues derived from this client, as discussed above, when compared to the same period of the prior year. The improvement in cost of revenues for the Company’s Latin American operations was primarily due to a reduction in personnel and a change in the commission structure for some of the auditors in the Latin American operations. The dollar increase in costs of revenues for the Company’s international Accounts Payable Services is also partially attributable to currency fluctuations in the countries in which the Company operates. Currency fluctuations experienced by the Company’s European operations during the six months ended June 30, 2003 as a result of a strengthening of the respective local currencies against the U.S. dollar, also increased cost of revenues for international Accounts Payable services. The increase in cost of revenues as a percentage of revenues for international Accounts Payable Services for the six months ended June 30, 2003 as compared with the same period of 2002 was primarily due to a change in the Company’s European client revenue mix.

      Cost of revenues for the Company’s Other Ancillary Services operations was $18.1 million or 54.6% of revenues from Other Ancillary Services for the six months ended June 30, 2003, compared to $18.0 million or 68.6% of revenues from Other Ancillary Services for the six months ended June 30, 2002. On a dollar basis, cost of revenues for the Company’s Other Ancillary Services operations increased slightly due to an increase in cost of revenues experienced by the Communications Services operations, offset by decreases in cost of revenues experienced by the Meridian and Channel Revenue operations. The increase in cost of revenues for Communications Services was the result of additional personnel and contract services costs associated with the increase in revenues. The decrease in cost of revenues experienced by Meridian was primarily the result of reduced marketing and personnel costs as compared to prior period levels resulting from cost savings initiatives implemented after the first quarter of 2002. The decrease in cost of revenues for the Channel Revenue business unit was the result of decreased performance-based compensation costs associated with lower revenues and a reduction in the number of personnel employed. For the six months ended June 30, 2003, the improvement in cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was driven primarily by an improvement in cost of revenues as a percentage of revenues for the Company’s Meridian operations, that directly resulted from a significant increase in revenues combined with lower cost of revenues as discussed above.

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

      Selling, general and administrative expenses decreased to $59.0 million for the first six months of 2003, from $71.1 million for the same period of the prior year. As a percentage of revenues, selling, general and administrative expenses decreased period-over-period to 29.5% in 2003, down from 31.1% in 2002.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were $31.6 million for the six months ended June 30, 2003, down from $35.3 million for the first six months of 2002. As a percentage of revenues from continuing operations, selling general and administrative expenses, excluding corporate overhead, for the Company’s Accounts Payable Services operations were 19.0% in the first six months of 2003, up from 17.4% during the same period of the prior year.

      Domestically, excluding corporate overhead, selling, general and administrative expenses for the Company’s Accounts Payable Services operations were $18.0 million or 16.2% of revenues from domestic Accounts Payable Services in the first six months of 2003, compared to $21.3 million or 14.2% of revenues from domestic Accounts Payable Services during the same period of the prior year. The decrease in selling, general and administrative expenses for the Company’s domestic Accounts Payable Services operations was primarily due to staffing reductions related to the integration of the Company’s domestic commercial Accounts Payable Services operations with the domestic retail Accounts Payable Services operations combined with a transfer of costs related to field commercial selling, general and administrative costs incurred by the Company’s commercial operations in 2002 to corporate support during 2003 as result of the integration. While on a dollar basis, selling, general and administrative expenses for the Company’s domestic Accounts Payable Services decreased during the first six months of 2003 as compared with the same period of 2002, these expenses increased period-over-period as a percentage of revenues due to the sharp decline in revenues as fixed costs are spread over a smaller revenue base.

      Internationally, excluding corporate overhead, selling, general and administrative expenses for Accounts Payable Services operations were $13.6 million or 24.6% of revenues from international Accounts Payable Services in the first six months of 2003, down from $14.0 million or 26.8% of revenues from international Accounts Payable Services in the comparable period of 2002. The improvement in selling, general and administrative expenses on a dollar basis for international Accounts Payable Services revenues was mainly due to lower selling, general and administrative expenses incurred by the Company’s Asian and Pacific operations during the six months ended June 30, 2003, combined with the elimination of transitional expenses for integration efforts incurred by the Company during the six months ended June 30, 2002 in connection with the acquisitions of the businesses of HSA-Texas and affiliates. Partially offsetting these decreases was an increase in selling, general and administrative expenses experienced by the Company’s European operations. The decrease in selling general and administrative expenses for the Company’s Asian operations was primarily due to the elimination of certain expenses incurred during the first six months of 2002 related to certain transition issues experienced by the Asian operations. The decrease in selling general and administrative expenses for the Company’s Pacific operations was primarily due to lower personnel costs during the six months ended June 30, 2003 as the result of personnel reductions. Partially offsetting the decreases in selling, general and administrative expenses noted above was a net increase in selling, general and administrative expenses due to fluctuations of the local currency for various international countries of operations, primarily Europe, to the U.S. dollar when compared to currency rates for the same period of the prior year. As a percentage of international Accounts Payable Services revenues, the decrease in selling, general and administrative expenses was the result of the dollar decrease in selling, general and administrative expenses, as discussed above, spread over a relatively flat revenue base.

      Selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations decreased to $4.3 million or 13.0% of revenues from Other Ancillary Services for the six months ended June 30, 2003, down from $5.1 million or 19.7% of revenues from Other Ancillary Services for the six months ended June 30, 2002. The decrease in selling, general and administrative expenses, excluding corporate overhead, for the Company’s Other Ancillary Services operations was primarily due to decreases in selling, general and administrative expenses experienced by the Company’s Meridian operations. Meridian eliminated the impact of foreign exchange rate fluctuations related to a previous accounts receivable financing facility that resulted in a loss during the first six months of 2002 when it paid off and terminated the facility in the third quarter of 2002. Additionally, Meridian had lower expenditures related to professional services and consultancy fees during the six months ended June 30, 2003 in comparison to the same period of the prior year.

      Corporate overhead selling, general, and administrative expenses decreased to $23.1 million or 11.6% of total revenue from continuing operations in the six months ended June 30, 2003, down from $30.7 million or 13.4% of total revenue from continuing operations in the comparable period of 2002. The year-over-year improvement in corporate overhead was primarily the result of the elimination of transitional expenses incurred by the Company during the six months ended June 30, 2002 and a reduction in bonus-related compensation expense for the first six months of 2003. During the six months ended June 30, 2002, the Company incurred transitional expenses related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates. This decrease was partially offset by current year increases in expenditures for outside consultancy and legal services, a transfer of costs related to field commercial selling, general and administrative costs incurred by the Company’s commercial operations in 2002 to corporate support during 2003 as result of the integration, and a current period increase in expenditures for marketing services.

      Operating Income. Operating income as a percentage of revenues from continuing operations was 9.2% in the six months ended June 30, 2003, compared to 11.2% for the same period of the prior year.

      Operating income for Accounts Payable Services as a percentage of revenues from Accounts Payable Services was 18.4% in 2003, down from 26.3% in the same period of 2002 for the reasons discussed above.

      Domestically, operating income for domestic Accounts Payable Services as a percentage of domestic revenues from Accounts Payable Services was 22.2% in the first six months of 2003, down from 31.2% in the comparable period of 2002 for the reasons discussed above.

      Internationally, operating income for Accounts Payable Services as a percentage of international revenues from Accounts Payable Services decreased to 10.7% in the six months ended June 30, 2003, down from 12.0% in the first six months of 2002 for the reasons discussed above.

      Operating income as a percentage of revenues from the Company’s Other Ancillary Services operations increased to 32.4% for the six months ended June 30, 2003, up from 11.7% for the six months ended June 30, 2002 for the reasons discussed above.

      Interest (Expense), Net. Interest (expense), net was $4.4 million and $4.7 million for the first six months of 2003 and 2002, respectively. The Company’s interest expense for each of the six-month periods ended June 30, 2003 and 2002 was comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility, and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates.

      Earnings From Continuing Operations Before Income Taxes, Discontinued Operations and Cumulative Effect of Accounting Change. The Company had earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change of $13.9 million in the six months ended June 30, 2003, down from $20.9 million in the first six months of 2002. As a percentage of total revenues, earnings from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change were 6.9% in the six months ended June 30, 2003, compared to 9.1% for the same period of 2002.

      Income Tax Expense (Benefit). The provisions for income taxes for the six-month periods ended June 30, 2003 and 2002 consist of federal, state and foreign income taxes at the Company’s effective tax rate, which approximated 37.5% and 37.0% for the first six months of 2003 and 2002, respectively.

      Earnings From Discontinued Operations. Meridian, the Communication Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain the Company’s three remaining discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q reflect Meridian, the Communication Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      During the first six months of 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million, net of tax expense of approximately $0.2 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      During the six months ended June 30, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to reinstate these businesses as part of continuing operations. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they are returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

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

      Weighted-Average Shares Outstanding — Basic. The Company’s weighted-average shares outstanding for purposes of calculating basic earnings per share increased to 62.0 million as of June 30, 2003, up from 61.7 million as of June 30, 2002. This increase was primarily due to common stock issued under the Company’s stock option plan, partially offset by a decrease in outstanding shares as a result of the purchase of treasury shares.

Liquidity and Capital Resources

      Net cash provided by operating activities was $14.0 million in the first six months of 2003, compared to $8.9 million in the first six months of 2002. Cash provided by operations for the first six months of 2003 was principally influenced by earnings from continuing operations and an overall decline in accounts receivable balances partially offset by cash used in operations resulting from a reduction in accrued payroll and related expenses. Also contributing to the period-over-period increase in cash provided by operations was a lower level of cash used by operations during the 2003 period resulting from a reduction in accounts payable and accrued expenses when compared to the same period of the prior year. The overall change in accounts receivable balances, accrued payroll and related expenses balances and accounts payable and accrued expenses balances was the result of normal operations. During the six months ended June 30, 2002, net cash provided by operations was principally influenced by earnings from continuing operations and cash used by operations resulting from a reduction in accounts payable and accrued expenses as part of normal operations.

      Net cash used in investing activities was $5.6 million in the first six months of 2003 and $10.6 million in the first six months of 2002. Cash used in investing activities during the first six months of 2003 was the result of capital expenditures of $5.6 million. During the first six months of 2002, the Company had capital expenditures of approximately $14.6 million, partially offset by $4.0 million in cash provided by HSA-Texas and affiliates at the time they were acquired.

      Net cash used in financing activities was $0.9 million in the first six months of 2003 versus $17.9 million in the first six months of 2002. The net cash used in the six months ended June 30, 2003 related primarily to the purchase of treasury shares and the repayment of certain indebtedness acquired in the acquisitions of the businesses of HSA-Texas and affiliates partially offset by net borrowings under the Company’s credit facility. Net cash used in financing activities during the six months ended June 30, 2002 related primarily to the repayment of certain indebtedness assumed in the acquisitions of the businesses of HSA-Texas and affiliates and net repayments of certain notes payable partially offset by borrowings under the Company’s credit facility to fund a portion of the payments and cash provided from common stock issuances related to the exercise of vested stock options.

      The Company maintains a $55.0 million senior bank credit facility (the “Credit Agreement”) that is syndicated between three banking institutions (the “Banking Syndicate”) led by Bank of America, N.A. as agent for the group. Borrowings under the $55.0 million credit facility are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants or unless other stipulated events, as defined in the Credit Agreement, occur including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed accounts receivable borrowing base. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At June 30, 2003, the Company was in compliance with all such covenants. At June 30, 2003, the Company had approximately $38.3 million of borrowings outstanding and a $3.7 million USD equivalent standby letter of credit under the $55.0 million senior bank credit facility and an accounts receivable borrowing base of $50.0 million, which therefore permitted up to $8.0 million in additional borrowings as of that date.

      Based on currently available forecasts, the Company believes it is highly probable that it will not be in compliance with the fixed charge coverage ratio and potentially certain other financial ratio bank covenants as set forth in the Credit Agreement, for the next calculation period that will end on September 30, 2003. The Company is working with members of the Banking Syndicate with a view toward prospectively relaxing the stringency of its financial ratio covenants. Should the Company not be in compliance with one or more of its financial ratio covenants as of September 30, 2003, and should the Company be unable to obtain an appropriate historical and prospective bank syndicate waiver relating to the violation(s) or reach an agreement with the Banking Syndicate to relax the stringency of the financial ratio covenants prior to the due date of the Company’s Form 10-Q for the third quarter of 2003, the Company will be required under accounting principles generally accepted in the United States of America to classify the then-outstanding credit facility borrowings as short-term debt on its September 30, 2003 consolidated balance sheet. If a future financial ratio covenant violation does occur, under the terms of the Credit Agreement, the Company’s interest on its borrowings will increase by 2% over the otherwise applicable rate. Additionally, if a future financial ratio covenant violation does occur, one of the prospective remedies available to the Banking Syndicate would be to declare the then-outstanding principal to be immediately due and payable. Although the Company believes it highly unlikely that the Banking Syndicate would choose such a severe course of action, if the Banking Syndicate did make such a demand and the Company was unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue could also be triggered, potentially accelerating the required repayment of those notes as well. Although there can be no assurance as to the outcome of these negotiations, the three banks that comprise the Company’s current Banking Syndicate have historically been cooperative and accommodating in similar past situations. In such similar past situations, the imposition of bank accommodation fees as well as prospectively increased interest rate charges have typically resulted.

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002.

      On September 12, 2002, the Board granted the Company’s executive management the discretionary authority to exercise one or both options (either through partial or complete exercises). On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from a Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Company chose not to exercise the Second Option Agreement which expired on May 9, 2003.

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. Purchases may be made in the open market or in privately negotiated transactions from time to time, and depend on market conditions, business opportunities and other factors. The Company anticipates funding future purchases, if any, through a combination of cash flow from operations and borrowings under the Company’s senior bank credit facility. Future repurchases of the Company’s common shares, regardless of the funding source, are subject to limitations as defined in the Credit Agreement. During 2002, the Company repurchased 0.8 million shares of its outstanding common stock on the open market at a cost of $7.5 million, in addition to exercising the First Option Agreement. During the six months ended June 30, 2003, the Company purchased 1.1 million shares of its outstanding common stock on the open market at a cost of $7.5 million. At June 30, 2003, management had remaining board authorization to purchase an additional $35.0 million of the Company’s common shares subject to limitations as defined in the Credit Agreement. The Company does not currently intend to effect any repurchases of shares during the quarter ending September 30, 2003.

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Condensed Consolidated Financial Statements (Unaudited) for the three and six months ended June 30, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be asserted against the Company, the Company will vigorously defend against it.

      As disclosed in the Company’s publicly announced press release on July 28, 2003, the Company anticipates capital expenditures in 2003 to total approximately $13.0 million. Capital expenditures for the first six months of 2003 were approximately $5.6 million.

      As of June 30, 2003, the Company maintained a Standby Letter of Credit with Bank of America, N.A. in the face amount of 3.2 million Euro ($3.7 million at June 30, 2003 exchange rates). At July 31, 2003, the Company had no borrowings outstanding under the Letter of Credit and therefore had no repayment obligation.

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

      The Company believes that its working capital, current availability under its $55.0 million senior bank credit facility and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through June 30, 2004 unless it is required to make unanticipated accelerated debt repayments as set forth below. If a future credit ratio covenant violation under the Credit Agreement does occur, and if the Banking Syndicate declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Banking Syndicate accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment.

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including without limitation, (1) statements regarding Meridian’s anticipated 2003 performance, (2) statements that contain projections of the Company’s future results of operations or of the Company’s future financial condition, (3) statements regarding potential, future violations of debt covenants, (4) statements regarding the anticipated response of the Company’s Banking Syndicate if a violation of debt covenants occurs, (5) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (6) statements regarding the potential impact of SFAS No. 142 goodwill impairment testing, and (7) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Such risks and uncertainties include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes and timetables that could delay revenue recognition;

•	if the recent economic slowdown continues, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize increased revenues;

•	the Company has violated its debt covenants in the past and it is highly probable that the Company will inadvertently do so again in the near-term future;

•	future violations of the Company’s debt covenants could result in an acceleration of the Company’s outstanding debt;

•	if the Company’s outstanding debt is accelerated, the Company may not have the ability to repay or refinance the accelerated debt;

•	Clients who have filed for bankruptcy, including one large client that paid the Company approximately $5.5 million in the first quarter of 2003, could assert a claim against the Company for preference payments;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	the Company could be adversely affected by future weakness in the currencies of countries in which it transacts business;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology may not benefit our business;

•	the Company’s Accounts Payable Services business, its principal business, may not grow as expected;

•	the Company may not be able to increase the number of domestic commercial clients utilizing “broad-scope” audits and may therefore be unable to successfully grow its domestic commercial Accounts Payable Services business;

•	the Company’s international expansion may prove unprofitable;

•	an adverse judgment in pending securities litigation could require resources beyond those available to the Company;

•	accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be revealed by ongoing impairment testing under SFAS No. 142 could have a material adverse impact on the Company’s results of operations and/or financial condition;

•	changes in economic cycles could have a material adverse impact on the Company’s results of operations, liquidity and financial condition;

•	competition from other companies could have a material adverse impact on the Company’s results of operations, liquidity and financial condition;

•	changes in governmental regulations applicable to the Company could have a material adverse impact on the Company’s results of operations, liquidity and financial condition;

      The Company is also subject to other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2003.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect interest earned on our cash equivalents as well as interest paid on our debt. At June 30, 2003, we had approximately $38.3 million of long-term variable-rate debt outstanding. Additionally, at June 30, 2003, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million that bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the six months ended June 30, 2003 would have resulted in approximately a $0.2 million change in pre-tax income.

      Derivative Instruments. During the first six months of 2003, the Company finalized a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. The Company has not used any derivative financial instruments during the first six months of 2003 and as of June 30, 2003, the Company had no derivative financial instruments outstanding.

Item 4.     Controls and Procedures

      As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President, Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President — Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

      The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based upon the Company’s Disclosure Controls evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

      During the quarter, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

      In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses with respect to these other claims, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      None.

Item 4.     Submission of Matters to a Vote of Security Holders

      At the annual meeting of shareholders held on May 20, 2003, the shareholders of the Company took the following actions:

1. The holders of common stock elected the following four Class I directors for terms of office expiring at the 2006 annual meeting of shareholders as follows:

		Abstentions/
Name	For	Votes Withheld

John M. Cook	52,451,917	494,324
Jonathan Golden	52,650,811	295,430
David A. Cole	52,650,911	295,330
Gerald E. Daniels	52,650,511	295,730

      The following Class II and Class III members of the Board of Directors continued their terms of office following the meeting: Arthur N. Budge, Jr., Stanley B. Cohen, Garth H. Greimann, N. Colin Lind, E. James Lowrey, Thomas S. Robertson, Howard Schultz and Jacquelyn M. Ward.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.1	Amendment dated June 18, 2003 to Employment Agreement between Mr. Donald E. Ellis, Jr. and Registrant.
10.2	Amendment dated March 24, 2002 to Employment Agreement between Mr. Mark C. Perlberg and Registrant.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), for the Quarter Ended June 30, 2003.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), for the Quarter Ended June 30, 2003.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, for the Quarter Ended June 30, 2003.

(b) Reports on Form 8-K

      The registrant filed one report on Form 8-K during the quarter ended June 30, 2003:

(1) Form 8-K filing previously issued press releases under Item 5 and Item 7 thereof, was filed on April 28, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

August 12, 2003	By: /s/ JOHN M. COOK John M. Cook President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 12, 2003	By: /s/ DONALD E. ELLIS, JR. Donald E. Ellis, Jr. Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)