Form 10-Q
period 2003-09-30
PRG SCHULTZ INTERNATIONAL INC
filed 2003-11-12
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

      Common shares of the registrant outstanding at October 31, 2003 were 61,585,083.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(Unaudited)
	(Amounts in thousands, except per share data)
Revenues	$92,576	$116,116	$292,489	$344,699
Cost of revenues	60,104	64,758	182,665	196,695
Selling, general and administrative expenses	33,301	34,097	92,354	105,187

Operating income (loss)	(829)	17,261	17,470	42,817
Interest (expense), net	(2,234)	(2,484)	(6,664)	(7,158)

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(3,063)	14,777	10,806	35,659
Income taxes	(1,149)	5,468	4,052	13,194

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(1,914)	9,309	6,754	22,465
Discontinued operations (Note B):
Gain on disposal/retention of discontinued operations, net of income tax expense of $138 and $354 in 2003 and $265 and $9,604 in 2002.	206	406	530	2,716

Earnings from discontinued operations	206	406	530	2,716

Earnings (loss) before cumulative effect of accounting change	(1,708)	9,715	7,284	25,181
Cumulative effect of accounting change, net of income tax benefit of $(11,118) in 2002 (Note A)	—	—	—	(17,208)

Net earnings (loss)	$(1,708)	$9,715	$7,284	$7,973

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(0.03)	$0.14	$0.11	$0.36
Discontinued operations	—	0.01	0.01	0.04
Cumulative effect of accounting change	—	—	—	(0.27)

Net earnings (loss)	$(0.03)	$0.15	$0.12	$0.13

Diluted earnings (loss) per share (Note C):
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(0.03)	$0.13	$0.11	$0.32
Discontinued operations	—	—	0.01	0.03
Cumulative effect of accounting change	—	—	—	(0.21)

Net earnings (loss)	$(0.03)	$0.13	$0.12	$0.14

Weighted-average shares outstanding (Note C):
Basic	61,450	64,362	61,830	62,616

Diluted	61,450	81,861	62,090	80,099

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002

	(Unaudited)
	(Amounts in thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$21,260	$14,860
Restricted cash (Note H)	5,756	—
Receivables:
Contract receivables, less allowance for doubtful accounts of $4,726 in 2003 and $5,144 in 2002	51,984	69,976
Employee advances and miscellaneous receivables, less allowance of $4,766 in 2003 and $4,188 in 2002	3,602	3,600

Total receivables	55,586	73,576

Funds held for client obligations	16,960	9,043
Prepaid expenses and other current assets	4,450	4,068
Deferred income taxes	25,243	25,930

Total current assets	129,255	127,477

Property and equipment:
Computer and other equipment	61,187	66,292
Furniture and fixtures	7,894	7,934
Leasehold improvements	8,279	7,596

	77,360	81,822
Less accumulated depreciation and amortization	45,326	46,765

Property and equipment, net	32,034	35,057

Goodwill	372,412	371,833
Intangible assets, less accumulated amortization of $2,433 in 2003 and $3,096 in 2002	34,980	36,214
Deferred income taxes	11,075	10,628
Other assets	4,454	4,571

	$584,210	$585,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$—	$5,527
Obligations for client payables	16,960	9,043
Accounts payable and accrued expenses	24,891	24,269
Accrued payroll and related expenses	39,311	50,411
Deferred revenue	4,588	2,665

Total current liabilities	85,750	91,915
Long-term debt, excluding current installments	29,000	26,363
Convertible notes, net of unamortized discount of $2,832 in 2003 and $3,509 in 2002	122,168	121,491
Deferred compensation	3,581	4,011
Other long-term liabilities	4,051	4,115

Total liabilities	244,550	247,895

Shareholders’ equity (Note G):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,349,608 shares in 2003 and 67,281,819 shares in 2002	67	67
Additional paid-in capital	492,377	491,894
Accumulated deficit	(103,394)	(110,678)
Accumulated other comprehensive loss	(384)	(1,601)
Treasury stock at cost, 5,764,525 shares in 2003 and 4,690,158 shares in 2002	(48,710)	(41,182)
Unearned portion of restricted stock	(296)	(615)

Total shareholders’ equity	339,660	337,885

Commitments and contingencies (Note H)	$584,210	$585,780

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
	(Amounts in thousands)
Cash flows from operating activities:
Net earnings	$7,284	$7,973
Gain on disposal/retention of discontinued operations	(530)	(2,716)
Cumulative effect of accounting change	—	17,208

Earnings from continuing operations	6,754	22,465
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,972	14,380
Gain (loss) on disposal of property and equipment	115	(10)
Restricted stock compensation expense	271	183
Deferred income taxes, net of cumulative effect of accounting change	(114)	6,076
Income tax benefit relating to stock option exercises	88	2,868
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	(5,756)	—
Receivables	19,201	(2,855)
Prepaid expenses and other current assets	(408)	131
Other assets	(315)	(397)
Accounts payable and accrued expenses	(910)	(10,925)
Accrued payroll and related expenses	(11,723)	427
Deferred revenue	1,923	(4,436)
Deferred compensation expense (benefit)	(430)	505
Other long-term liabilities	(64)	(896)

Net cash provided by operating activities	22,604	27,516

Cash flows from investing activities:
Purchases of property and equipment	(8,155)	(19,412)
Cash acquired from acquisitions (net of cash paid)	—	4,023

Net cash used in investing activities	(8,155)	(15,389)

Cash flows from financing activities:
Net repayments of notes payable	—	(13,464)
Net repayments of long-term debt	(2,890)	(3,208)
Payments for deferred loan costs	—	(559)
Payments for issuance costs on convertible notes	(12)	(522)
Net proceeds from common stock issuances	443	8,600
Purchase of treasury shares	(7,528)	(12,677)

Net cash used in financing activities	(9,987)	(21,830)

Net cash provided by discontinued operations	740	416
Effect of exchange rates on cash and cash equivalents	1,198	532

Net change in cash and cash equivalents	6,400	(8,755)
Cash and cash equivalents at beginning of period	14,860	33,334

Cash and cash equivalents at end of period	$21,260	$24,579

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,047	$4,242

Cash paid during the period for income taxes, net of refunds received	$3,641	$3,538

Supplemental disclosure of noncash investing and financing activities:
In connection with acquisitions of businesses, the Company assumed liabilities as follows:
Fair value of assets acquired	$—	$264,164
Cash acquired from acquisitions (net of cash paid)	—	4,023
Transaction costs	—	(11,191)
Fair value of shares issued for acquisitions	—	(159,762)

Liabilities assumed	$—	$97,234

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2002.

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

(2) Employee Stock Compensation Plans

      At September 30, 2003, the Company had three stock compensation plans: two stock incentive plans and an employee stock purchase plan (the “Plans”). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited) except for compensation amounts relating to grants in 2000 of certain restricted stock (see Note G of Notes to Condensed Consolidated Financial Statements (Unaudited)).

      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following pro forma information has been determined as if the Company had accounted for its employee stock options as an operating expense under the fair value

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model.

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

      The Company’s pro forma information for the three and nine months ended September 30, 2003 and 2002 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator for basic pro forma net earnings (loss) per share before cumulative effect of accounting change:
Net earnings (loss) before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123.	$(1,708)	$9,715	$7,284	$25,181
Pro forma effect of compensation expense recognition provisions of SFAS No. 123.	(1,580)	(1,743)	(6,124)	(6,276)

Pro forma net earnings (loss) before cumulative effect of accounting change	$(3,288)	$7,972	$1,160	$18,905

Numerator for diluted pro forma net earnings (loss) per share before cumulative effect of accounting change:
Net earnings (loss) before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123.	$(1,708)	$9,715	$7,284	$25,181
After-tax interest expense, including amortization of discount, on convertible notes	—	1,044	—	3,101

Net earnings (loss) for purposes of computing diluted earnings (loss) per share before cumulative effect of accounting change	(1,708)	10,759	7,284	28,282
Pro forma effect of compensation expense recognition provisions of SFAS No. 123.	(1,580)	(1,743)	(6,124)	(6,276)

Pro forma net earnings (loss) for purposes of computing diluted earnings (loss) per share before cumulative effect of accounting change	$(3,288)	$9,016	$1,160	$22,006

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Denominator for diluted pro forma net earnings (loss) per share before cumulative effect of accounting change:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding, as reported	61,450	64,362	61,830	62,616
Effect of dilutive securities:
Employee stock options	—	995	332	1,036
Convertible notes	—	16,150	—	16,150

Denominator for pro forma diluted earnings (loss) per share	61,450	81,507	62,162	79,802

Pro forma net earnings (loss) per share before cumulative effect of accounting change:
Basic — as reported	$(0.03)	$0.15	$0.12	$0.40

Basic — pro forma	$(0.05)	$0.12	$0.02	$0.30

Diluted — as reported	$(0.03)	$0.13	$0.12	$0.35

Diluted — pro forma	$(0.05)	$0.11	$0.02	$0.28

      The number of employee stock options that are dilutive for pro forma purposes may vary from period to period from those under APB No. 25, due to the timing difference in recognition of compensation expense under APB No. 25 compared to SFAS No. 123.

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For the three- and nine-month periods ended September 30, 2003, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

(3) Recently Adopted Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, this Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003. The Company did not enter into any financial instruments within the scope of this Statement during 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s operating results or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this Statement effective July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s operating results or financial position. See Note F of Notes to Condensed Consolidated Financial Statements (Unaudited) for current period disclosures related to financial instruments.

      In January 2003, the FASB issued FASB Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46 did not have a material impact on the Company’s operating results or financial position. As indicated in Note H of Notes to Condensed Consolidated Financial Statements (Unaudited), the Company’s Meridian unit is a 50% owner in a joint venture with an unrelated German concern. The Company has determined that it is not the primary beneficiary of this joint venture and, pursuant to FIN No. 46 guidance, the Company will continue to account for its interest in the joint venture using the equity method. See Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) for current period disclosures.

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

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, a gain or loss on settlement will be recognized. The Company adopted this pronouncement effective with its fiscal year beginning January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company’s operating results or financial position.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note B — Discontinued Operations

(1) Sale of Discontinued Operations — Logistics Management Services in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which an aggregate of $1.2 million had been cumulatively received through September 30, 2003.

      For the three months and nine months ended September 30, 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million and $0.5 million, respectively, net of tax expense of approximately $0.1 million and $0.4 million, respectively. These gains related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      During the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million. This gain related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment.

(2) Discontinued Operations Subsequently Retained in 2002

      Meridian VAT Reclaim (“Meridian”), the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001 and continuously remained for sale throughout the remainder of that year. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these businesses. As such, on January 24, 2002, the Company’s Board of Directors (the “Board”) approved a proposal to retain these three remaining discontinued operations until such time as market conditions are more conducive to their ultimate sale. The Company’s accompanying Condensed Consolidated Financial Statements (Unaudited) reflect Meridian, the Communications Services business and the Channel Revenue business as part of continuing operations for all periods presented.

      During the nine months ended September 30, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Board on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and reinstate these businesses as part of continuing operations until such time as market conditions are more conducive to their ultimate sale. As required under GAAP, while part of discontinued operations, these businesses were carried at their net realizable values. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their net realizable carrying values while classified as discontinued operations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Diluted Earnings (Loss) Per Share

      The following table sets forth the computations of diluted earnings (loss) per share for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(1,914)	$9,309	$6,754	$22,465
After-tax interest expense, including amortization of discount, on convertible notes	—	1,044	—	3,101

Earnings (loss) for purposes of computing diluted earnings (loss) per share from continuing operations	(1,914)	10,353	6,754	25,566
Discontinued operations	206	406	530	2,716
Cumulative effect of accounting change	—	—	—	(17,208)

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(1,708)	$10,759	$7,284	$11,074

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	61,450	64,362	61,830	62,616
Effect of dilutive securities:
Employee stock options	—	1,349	260	1,333
Convertible notes	—	16,150	—	16,150

Denominator for diluted earnings (loss) per share	61,450	81,861	62,090	80,099

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(0.03)	$0.13	$0.11	$0.32
Discontinued operations	—	—	0.01	0.03
Cumulative effect of accounting change	—	—	—	(0.21)

Net earnings (loss)	$(0.03)	$0.13	$0.12	$0.14

      For the three months ended September 30, 2003 and 2002, 4.3 million and 0.9 million stock option shares, respectively, were excluded from the computation of diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect. For the nine months ended September 30, 2003 and 2002, 3.3 million and 1.0 million stock option shares, respectively, were excluded from the computation of diluted earnings (loss) per share due to their antidilutive effect.

      Additionally, for the three- and nine-month periods ended September 30, 2003, 16.1 million shares related to the convertible notes were excluded from the computation of diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three and nine months ended September 30, 2003 and 2002 is as follows (in thousands):

	Accounts	Other
	Payable	Ancillary	Corporate
	Services	Services	Support	Total

Three Months Ended September 30, 2003
Revenues	$79,895	$12,681	$—	$92,576
Operating income (loss)	12,274	2,003	(15,106)	(829)
Three Months Ended September 30, 2002
Revenues	$101,854	$14,262	$—	$116,116
Operating income (loss)	28,399	3,200	(14,338)	17,261
Nine Months Ended September 30, 2003
Revenues	$246,617	$45,872	$—	$292,489
Operating income (loss)	42,904	12,773	(38,207)	17,470
Nine Months Ended September 30, 2002
Revenues	$304,201	$40,498	$—	$344,699
Operating income (loss)	81,532	6,281	(44,996)	42,817

Note E — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are recognized as components of comprehensive income. For the three-month periods ended September 30, 2003 and 2002, the Company’s consolidated comprehensive income (loss) was $(2.0) million and $9.8 million, respectively. For the nine-month periods ended September 30, 2003 and 2002, the Company’s consolidated comprehensive income was $8.5 million and $9.7 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note F — Cash Equivalents and Financial Instruments

Cash Equivalents

      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

      At September 30, 2003 and December 31, 2002, the Company had cash equivalents of approximately $0.9 million and $1.3 million, respectively. At September 30, 2003, the Company had $0.5 million in cash equivalents at U.S. banks. The Company did not have any cash equivalents at U.S. banks at December 31, 2002. At September 30, 2003 and December 31, 2002, certain of the Company’s international subsidiaries held $0.4 million and $1.3 million, respectively, in temporary investments, the majority of which were at banks in the United Kingdom.

      At September 30, 2003, $12.3 million, or 57.9% of the Company’s $21.3 million of cash and cash equivalents, was held by the Company’s Dublin, Ireland-based Meridian unit. This $12.3 million can not be readily repatriated to the United States without being subjected to additional United States income taxes.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

      As a multi-national company doing business in over 40 countries, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, net investments and large foreign currency denominated transactions. During the quarter ending September 30, 2003, the Company entered into forward contracts to mitigate the risks associated with foreign currency fluctuations on its foreign-denominated net earnings. At September 30, 2003, the Company had a liability of $0.1 million related to amounts to be paid for settlement of the forward contracts that matured on September 30, 2003. The Company did not have any un-matured forward contracts at September 30, 2003.

Note G — Shareholders’ Equity

      From time to time the Company has historically purchased its common shares on the open market or in privately negotiated transactions depending on market conditions, business opportunities and other factors. During 2002, the Company purchased 2.3 million shares of its outstanding common stock at a cost of $20.2 million. During the six months ended June 30, 2003, the Company purchased an additional 1.1 million shares of its outstanding common stock on the open market at a cost of $7.5 million. The Company did not purchase any of its outstanding common stock during the three months ended September 30, 2003, and does not currently envision a resumption of such purchases in the foreseeable future.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At September 30, 2003, there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of September 30, 2003, former employees had cumulatively forfeited 163,500 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at September 30, 2003 to reflect actual cumulative forfeitures to date), the Company will recognize $0.3 million in compensation expense before any future forfeitures. The Company recognized $183 thousand and $57 thousand of compensation expense related to the Stock Awards for the three months ended September 30, 2003 and 2002, respectively, and $271 thousand and $183 thousand for the nine months ended September 30, 2003 and 2002, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of the Stock Awards by $-0- and $10 thousand for the three months ended September 30, 2003 and 2002, respectively. The Company reduced unamortized compensation expense for forfeitures of the Stock Awards by $48 thousand and $53 thousand for the nine months ended September 30, 2003 and 2002, respectively.

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

(2) Indemnification Commitment and Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”) which was established in 1999. Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR, for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sells the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. As of September 30, 2003, the facility’s aggregate capacity was 28.7 million Euro ($33.4 million at September 30, 2003 exchange rates). The facility’s aggregate capacity will be further reduced in equal monthly increments of 1.5 million Euro, and Barclays has notified TVR that Barclays is not prepared to stipulate if or when these monthly reductions will cease. As of September 30, 2003, there was 18.7 million Euro ($21.7 million at September 30, 2003 exchange rates) outstanding under this facility. As a result of current changes to the facility during the third quarter of 2003, Meridian has begun to experience a reduction in the processing fee revenues it derives from TVR as DKV previously transferred certain TVR clients to another VAT service provider.

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

      Should Barclays continue to reduce the facility’s aggregate capacity each month and should DKV continue to transfer TVR clients to another VAT service provider as a result thereof, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, would be further reduced and maybe even eliminated. (Meridian’s revenues from TVR were $0.5 million and $0.9 million for

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the three months ended September 30, 2003 and 2002, respectively. Revenues from TVR for the nine months ended September 30, 2003 and 2002 were $2.3 million and $2.7 million, respectively.) Moreover, if the newly-imposed Barclays financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.6 million at September 30, 2003 exchange rates. This investment is included in Other Assets on the Company’s September 30, 2003 Condensed Consolidated Balance Sheet (Unaudited).

(3) Bank Guarantee

      In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euro ($5.2 million at September 30, 2003 exchange rates). The Guarantee serves as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee is secured by amounts on deposit with CCF equal to the amount of the Guarantee. These funds are restricted as security for the Guarantee, and are included in the Company’s Condensed Consolidated Balance Sheet (Unaudited) as restricted cash. The current annual interest rate earned on this money was 1.5% at September 30, 2003.

(4) Client Bankruptcy

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the three- and nine-month periods ended September 30, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be subsequently asserted against the Company, the Company will vigorously defend against it.

Note I — Subsequent Event

      The Company maintains a senior bank credit facility with an indicated face value of $55.0 million (the “Credit Agreement”) that is syndicated between three banking institutions (the “Banking Syndicate”) led by Bank of America, N.A. as agent for the group. As of September 30, 2003, the Company was not in compliance with certain of its debt covenants, namely certain financial ratio covenants contained in its Credit Agreement. The members of the Company’s Banking Syndicate waived these covenant violations until November 15, 2003. On November 12, 2003, the Company and the Banking Syndicate entered into an amendment to the Credit Agreement (the “4th Amendment”). The 4th Amendment, among other stipulations, (1) served to re-establish and relax certain financial ratio covenants applicable to the third and fourth quarters of 2003 and each of the quarters of 2004, (2) prohibits acquisitions of other businesses, (3) prohibits the Company from purchasing its outstanding common stock or paying cash dividends, (4) requires the Company to maintain $10.0 million in cash as an unrestricted compensating balance, and (5) limits borrowing capacity on and after November 12, 2003 to a more stringent quarterly-determined borrowing base calculation that is the sum of eligible accounts receivable of the Company and the above-mentioned compensating balance. From November 12, 2003 through December 31, 2003, the Company’s maximum borrowing capacity under the Credit Agreement is $38.7 million. As of November 12, 2003, the Company’s total outstanding borrowings under the Credit Agreement were approximately $25.1 million, thus producing additional borrowing availability of approximately $13.6 million as of such date. The Credit Agreement, as amended, increases the Company’s interest rate on outstanding borrowings by 0.5% per annum.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Condensed Consolidated Financial Statements (Unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Critical Accounting Policies

      The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain of the accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	64.9	55.8	62.4	57.1
Selling, general and administrative expenses	36.0	29.4	31.6	30.5

Operating income (loss)	(0.9)	14.8	6.0	12.4
Interest (expense), net	(2.4)	(2.1)	(2.3)	(2.1)

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(3.3)	12.7	3.7	10.3
Income taxes	(1.3)	4.7	1.4	3.8

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(2.0)	8.0	2.3	6.5
Discontinued operations:
Gain on disposal/retention of discontinued operations, net of income taxes	0.2	0.4	0.2	0.8

Earnings from discontinued operations	0.2	0.4	0.2	0.8

Earnings (loss) before cumulative effect of accounting change	(1.8)	8.4	2.5	7.3
Cumulative effect of accounting change, net of income taxes	—	—	—	(5.0)

Net earnings (loss)	(1.8)%	8.4%	2.5%	2.3%

      Revenue Recognition. The Company recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim (“Meridian”) and Channel Revenue units. Under the invoice basis of revenue recognition, clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met requires the application of significant judgment by management. A misapplication of this judgment could result in inappropriate recognition of revenue.

      The Company’s Meridian and Channel Revenue units recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements. Based on the guidance in SAB No. 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenues to the accounting period in which cash is received from its clients as a result of overpayment claims identified. As a result of Meridian and Channel Revenue’s revenue recognition policies, their revenues can vary markedly from period-to-period.

      Cost of Revenues. Cost of revenues consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in cost of revenues are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising cost of revenues for the Company’s domestic Accounts Payable Services operations are variable and will increase or decrease with increases and decreases in revenues. The Company’s international Accounts Payable Services also have a portion of their cost of revenues, although less than domestic Accounts Payable Services, that will vary with revenues. Cost of revenues for the Company’s Other Ancillary Services are largely fixed and, for the most part, will not vary significantly with changes in revenue.

      Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, the impact of foreign currency transactions, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period-to-period based on fluctuations in revenues.

      Interest (Expense), Net. The Company’s interest expense is comprised of interest expense and amortization of discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility, and interest on debt acquired as part of the acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”).

      Income Tax Expense (Benefit). The provisions for income taxes for the three- and nine-month periods ended September 30, 2003 and 2002 consist of federal, state and foreign income taxes at the Company’s effective tax rate. The Company’s effective tax rate approximated 37.5% and 37.0% for the three- and nine-month periods ended September 30, 2003 and 2002, respectively.

      The Company’s principal reportable operating segment is the Accounts Payable Services segment with all other operations included in the Other Ancillary Services segment (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q).

Quarter Ended September 30, 2003 Compared to the Corresponding Period of the Prior Year

      The following tables set forth certain items attributable to the Company’s continuing operations for the periods indicated. The first table shown for each period sets forth results of operations by segment, on a dollar basis. The second table shown for each period presents the line item amounts for each segment as a percentage of total consolidated revenues.

          Three Months Ended September 30, 2003

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

	(Amounts in millions)
Revenues	$52.0	$27.9	$79.9	$12.7	$—	$92.6
Cost of revenues	33.1	18.3	51.4	8.7	—	60.1
Selling, general and administrative expenses	9.6	6.6	16.2	2.0	15.1	33.3

Operating income (loss)	$9.3	$3.0	$12.3	$2.0	$(15.1)	$(0.8)

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	56.2%	30.1%	86.3%	13.7%	—%	100.0%
Cost of revenues	35.7	19.8	55.5	9.4	—	64.9
Selling, general and administrative expenses	10.4	7.1	17.5	2.2	16.3	36.0

Operating income (loss)	10.1%	3.2%	13.3%	2.1%	(16.3)%	(0.9)%

          Three Months Ended September 30, 2002

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

	(Amounts in millions)
Revenues	$72.3	$29.6	$101.9	$14.3	$—	$116.2
Cost of revenues	38.8	17.2	56.0	8.8	—	64.8
Selling, general and administrative expenses	11.1	6.4	17.5	2.3	14.3	34.1

Operating income (loss)	$22.4	$6.0	$28.4	$3.2	$(14.3)	$17.3

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	62.2%	25.5%	87.7%	12.3%	—%	100.0%
Cost of revenues	33.4	14.8	48.2	7.6	—	55.8
Selling, general and administrative expenses	9.6	5.5	15.1	2.0	12.3	29.4

Operating income (loss)	19.2%	5.2%	24.4%	2.7%	(12.3)%	14.8%

      Revenues. Revenues of $52.0 million from domestic Accounts Payable Services for the three months ended September 30, 2003 consisted of $40.6 million from retail clients and $11.4 million from commercial clients. Revenues of $72.3 million from domestic Accounts Payable Services for the three months ended September 30, 2002 consisted of $56.6 million from retail clients and $15.7 million from commercial clients.

      Revenues from the Company’s domestic retail Accounts Payable Services clients decreased approximately $16.0 million or 28.2% quarter-over-quarter. This decline in revenues resulted primarily from the combination of (a) revenues lost in 2003 as certain larger clients of the post-merger PRG-Schultz combined operation utilized other recovery audit service providers for a portion of their overall needs, (b) revenues lost in 2003 after one of the Company’s larger clients filed for Chapter 11 Bankruptcy Reorganization on April 1, 2003, and (c) changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been significantly elongated, and some claims have even lapsed as unrecoverable due to additional challenges associated with the passage of time. The Company believes that recent well-publicized inquiries by the United States Securities and Exchange Commission into the accounting by retailers and distributors for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend is temporary, but will most likely continue into 2004.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients declined approximately $4.3 million or 27.4% quarter-over-quarter. The decrease in revenues period over period was largely due to fewer audit starts as a result of the nature of the commercial audit cycle, as discussed below. Also contributing to the decrease in revenues from commercial clients is the maturing of the market for providing “basic-scope” recovery audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States. To date, “basic-scope” audit recovery services have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period-to-period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. Until and unless the Company can convert a substantial number of its current domestic commercial Accounts Payable Services clients to “broad-scope” audits (which typically entail a vast expansion of recovery categories reviewed by the Company’s auditors), or sell and deliver such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients are likely to be adversely impacted due to intense and ongoing competitive pressures with respect to the historical “basic-scope” service model.

      The quarter-over-quarter decrease of $1.7 million in revenues from international Accounts Payable Services is mainly attributable to a decrease in revenues generated by the Company’s European operations. This quarter-over-quarter decrease in revenues was partially offset by increased revenues from the Company’s Canadian operations and increased revenues from one large client acquired as part of the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates for which the Company provides airline ticket revenue recovery audit services. The decline in revenues from European accounts, primarily in the United Kingdom, was largely due to a decrease in revenues generated from the existing client base as a result of a period-over-period change in client mix. Partially offsetting the decline in revenues from European accounts was a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The Company’s Canadian operations experienced increased revenues quarter-over-quarter due to a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The increase in quarter-over-quarter revenues generated by airline ticket revenue recovery audit services was due to a change in the Company’s contract arrangement with the client and an increase in the number of categories on which the Company has been able to write claims.

      The $1.6 million quarter-over-quarter decrease in revenues generated by Other Ancillary Services was the result of decline in revenues experienced by each of the business units comprising Other Ancillary Services. Revenues from the Company’s Channel Revenue business decreased $0.7 million for the quarter ended September 30, 2003 compared to the same period of the prior year. The decrease was primarily due to reduced audit recoveries on some of the division’s recurring clients relating to considerably decreased unit and dollar volumes of client sales activities. Meridian experienced a decrease in revenues of $0.5 million for the quarter ended September 30, 2003 compared to the quarter ended September 30, 2002. This decline was mainly the result of a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). The Company believes that this trend will continue into 2004 (see Note H(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q). Revenues from the Company’s Communications Services business decreased $0.4 million for the quarter ended September 30, 2003 compared to the same period of the prior year, primarily due to timing of audit starts.

      Cost of Revenues. The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the third quarter of 2003 and correspondingly lower costs that vary with revenues. Internationally, on a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased primarily due to cost of revenues associated with airline ticket revenue recovery audit services currently provided to one large client directly related to increased revenues derived from this client, as discussed above, when compared to the same period of the prior year. Partially offsetting this increase was a dollar decrease in cost of revenues for other international Accounts Payable Services primarily due to lower revenues during the third quarter of 2003 and correspondingly lower costs that vary with revenues.

      Domestically, cost of revenues as a percentage of revenues for domestic Accounts Payable Services increased significantly to 63.6% for the three months ended September 30, 2003, up from 53.7% for the same period of the prior year. Internationally, cost of revenues as a percentage of revenues for international Accounts Payable Services was 65.7% for the third quarter of 2003 up from 58.0% of revenues from international Accounts Payable Services in the third quarter of 2002. Although, as a result of decreased revenues, the Company has experienced a decrease in the variable cost component of cost of revenues, both domestically and internationally, the Company continues to incur certain fixed costs that are a component of cost of revenues. As revenues decrease, these fixed costs constitute a larger percentage of cost of revenues and result in a higher cost of revenues as a percentage of revenues. The Company believes that if revenues remain at lower than historical levels, cost of revenues as a percentage of revenues for the Company’s Accounts Payable Services operations will remain at a higher level than in prior periods.

      On a dollar basis, cost of revenues for the Company’s Other Ancillary Services operations were relatively stable, period over period. Cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was 68.5% for the three months ended September 30, 2003, compared to 61.6% of revenues from Other Ancillary Services for the three months ended September 30, 2002. The increase in cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was driven primarily by the Company’s Meridian and Communications Services operations. Overall, cost of revenues was relatively stable period over period for all of the business units comprising Other Ancillary Services operations. The relatively stable period-over-period cost of revenues for each of these business units, combined with the decrease in revenues as discussed above, resulted in an overall higher cost of revenues as a percentage of revenues for Other Ancillary Services.

      Selling, General, and Administrative Expenses (“SG&A”). The decrease in SG&A expenses, on a dollar basis, for the Company’s domestic Accounts Payable Services operations was largely due to staffing reductions related to the integration of the Company’s domestic commercial Accounts Payable Services operations with the domestic retail Accounts Payable Services operations. Also contributing to the dollar decrease was a decrease in support costs during 2003 resulting from the 2002 integration of the Company’s commercial operations.

      On a dollar basis, SG&A expenses for both the Company’s international Accounts Payable Services operations and Other Ancillary Services operations for the three months ended September 30, 2003 were in line with the same period of the prior year.

      On a dollar basis, SG&A for corporate overhead increased quarter-over-quarter primarily as the result of current quarter increases in expenditures for outside consultancy and legal services and a current quarter increase in expenditures for severance costs. Also contributing to the dollar increase was an increase in support costs during 2003 resulting from the 2002 integration of the Company’s commercial operations. These increases in SG&A for corporate overhead were partially offset by the elimination of transitional expenses incurred by the Company during the quarter ended September 30, 2002. Transitional expenses incurred during the third quarter of 2002 related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates.

      Earnings from Discontinued Operations. During the quarter ended September 30, 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million, net of tax expense of approximately $0.1 million. This gain related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      During the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million. This gain related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

Nine Months Ended September 30, 2003 Compared to the Corresponding Period of the Prior Year

      The following tables set forth certain items attributable to the Company’s continuing operations for the periods indicated. The first table shown for each period sets forth results of operations by segment, on a dollar basis. The second table shown for each period presents the line item amounts for each segment as a percentage of total consolidated revenues.

          Nine Months Ended September 30, 2003

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

	(Amounts in millions)
Revenues	$163.3	$83.3	$246.6	$45.9	$—	$292.5
Cost of revenues	101.7	54.2	155.9	26.8	—	182.7
Selling, general and administrative expenses	27.6	20.2	47.8	6.3	38.2	92.3

Operating income	$34.0	$8.9	$42.9	$12.8	$(38.2)	$17.5

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	55.8%	28.5%	84.3%	15.7%	—%	100.0%
Cost of revenues	34.8	18.5	53.3	9.2	—	62.5
Selling, general and administrative expenses	9.4	6.9	16.3	2.1	13.1	31.5

Operating income	11.6%	3.1%	14.7%	4.4%	(13.1)%	6.0%

          Nine Months Ended September 30, 2002

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

	(Amounts in millions)
Revenues	$222.5	$81.7	$304.2	$40.5	$—	$344.7
Cost of revenues	120.8	49.1	169.9	26.8	—	196.7
Selling, general and administrative expenses	32.4	20.3	52.7	7.5	45.0	105.2

Operating income	$69.3	$12.3	$81.6	$6.2	$(45.0)	$42.8

	Accounts Payable Services			Other
				Ancillary	Corporate
	Domestic	International	Total	Services	Support	Total

Revenues	64.5%	23.7%	88.2%	11.8%	—%	100.0%
Cost of revenues	35.0	14.2	49.2	7.9	—	57.1
Selling, general and administrative expenses	9.4	5.9	15.3	2.1	13.1	30.5

Operating income	20.1%	3.6%	23.7%	1.8%	(13.1)%	12.4%

      Revenues. Revenues of $163.3 million from domestic Accounts Payable Services for the nine months ended September 30, 2003 consisted of $128.5 million from retail clients and $34.8 million from commercial clients. Revenues of $222.5 million from domestic Accounts Payable Services for the nine months ended September 30, 2002 consisted of $173.0 million from retail clients and $49.5 million from commercial clients.

      Revenues from the Company’s domestic retail Accounts Payable Services clients declined approximately $44.5 million or 25.7% during the first nine months of 2003 as compared with the first nine months of 2002. This decline in revenues resulted primarily from the combination of (a) revenues lost in 2003 as certain larger clients of the post-merger PRG-Schultz combined operation utilized other recovery audit service providers for a portion of their overall needs, (b) revenues lost in 2003 after one of the Company’s larger clients filed for Chapter 11 Bankruptcy Reorganization on April 1, 2003, and (c) changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been significantly elongated, and some claims have even lapsed as unrecoverable due to additional challenges associated with the passage of time. The Company believes that recent well-publicized inquiries by the United States Securities and Exchange Commission into the accounting by retailers and distributors for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend is temporary, but will most likely continue into 2004.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients declined approximately $14.7 million or 29.6% period-over-period. The decrease in revenues period over period was largely due to fewer audit starts as a result of the nature of the commercial audit cycle, as discussed below. Also contributing to the decrease in revenues from commercial clients is the maturing of the market for providing “basic-scope” recovery audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States. To date, “basic-scope” audit recovery services have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period-to-period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. Until and unless the Company can convert a substantial number of its current domestic commercial Accounts Payable Services clients to “broad-scope” audits (which typically entail a vast expansion of recovery categories reviewed by the Company’s auditors), or sell and deliver such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients are likely to be adversely impacted due to intense and ongoing competitive pressures with respect to the historical “basic-scope” service model.

      The increase in revenues from international Accounts Payable Services is primarily attributable to increased revenues from one large client acquired as part of the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates for which the Company provides airline ticket revenue recovery audit services, as well as increased revenues generated by the Company’s Canadian and Asian operations. The increase in period-over-period revenues generated by airline ticket revenue recovery audit services was due to a change in the Company’s contract arrangement with the client and an increase in the number of categories on which the Company has been able to write claims. The Company’s Canadian operations experienced increased revenues period over period as a result of a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The increased revenues period-over-period experienced by the Asian operations resulted from the fact that during the quarter ended March 31, 2002, the Company recorded no revenues from its Asian operations due to certain transitional considerations associated with the acquisitions of the businesses of HSA-Texas and affiliates. Partially offsetting these increases in revenues were declines in revenues from the Company’s European and Latin American operations. This decline in revenues from European accounts, primarily within the United Kingdom, was due to a decrease in revenues generated from the existing client base as a result of a period-over-period change in client mix. Partially offsetting this decline was a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. Revenues from the Company’s Latin American operations were down period-over-period due to both a decreases in local currency revenues generated from its client base and a negative impact of currency fluctuation period-over-period.

      The increase in revenues generated by Other Ancillary Services was the result of increased revenues for both the Company’s Meridian and Communications Services operations, partially offset by decreased revenues from the Company’s Channel Revenue business. Revenue generated by Meridian increased $6.1 million for the nine months ended September 30, 2003 over the comparable period of 2002 primarily due to higher refunds received from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims differs by country. During the first six months of 2003, the tax authorities for four countries paid claims that, in some cases, had been outstanding in excess of two years. The VAT tax authorities’ payment of this substantial backlog of claims resulted in an unusually high revenue increase in the current period in comparison to the prior year, and is therefore not expected to continue, as evidenced by third quarter 2003 performance relative to the prior year. Revenues from the Communications Services operations increased $1.1 million for the nine months ended September 30, 2003 compared to the same period of the prior year, as a result of a one-time decline in revenues from one specific product line during the first half of 2002. Partially offsetting the increase in revenues generated by both the Meridian and Communications Services operations was a decline in revenues generated by the Channel Revenue operations. Revenues from Channel Revenue decreased $1.8 million for the nine months ended September 30, 2003 compared to the same period of the prior year, primarily due to reduced audit recoveries on some of the division’s recurring clients relating to considerably decreased unit and dollar volumes of client sales activities.

      Cost of Revenues. The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the first nine months of 2003 and correspondingly lower costs that vary with revenues. Also contributing to the decrease in cost of revenues for domestic Accounts Payable Services was the elimination of transitional expenses for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates incurred by the Company during the nine months ended September 30, 2002. On a percentage basis, cost of revenues as a percentage of revenues from domestic Accounts Payable Services increased significantly to 62.3% for the nine months ended September 30, 2003, up from 54.3% for the same period of the prior year. Although, as a result of decreased revenues, the Company has experienced a decrease in the variable cost component of cost of revenues, both domestically and internationally, the Company continues to incur certain fixed costs that are a component of cost of revenues. As revenues decrease, these fixed costs constitute a larger percentage of cost of revenues and result in a higher cost of revenues as a percentage of revenues. The Company believes that if revenues remain at lower than historical levels, cost of revenues as a percentage of revenues for the Company’s Accounts Payable Services operations will remain at higher levels than in prior periods.

      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased primarily due to increases attributable to currency fluctuations in the countries in which the Company operates, combined with non-currency increases in cost of revenues associated with airline ticket revenue recovery audit services currently provided to one large client, and to a lesser degree, non-currency increases in cost of revenues for the Company’s Asian operations. Partially offsetting these increases were non-currency decreases in cost of revenues experienced by the Company’s European and Latin American operations. The increase in cost of revenues for international Accounts Payable Services was primarily due to increased cost of revenues for airline ticket revenue recovery audit services currently provided to one large client directly related to increased revenues derived from this client, as discussed above, when compared to the same period of the prior year. The improvement in cost of revenues for the Company’s Latin American operations was primarily due to a reduction in personnel and a change in the commission structure for some of the auditors in the Latin American operations.

      Internationally, cost of revenues as a percentage of revenues for international Accounts Payable Services was 65.1%, up from 60.1% of revenues from international Accounts Payable Services in the comparable period of 2002. The increase in cost of revenues as a percentage of revenues for international Accounts Payable Services for the first nine months of 2003, as compared with the same period of the prior year, was predominately due to the Company’s European operations. As a result of decreased revenues, the Company’s European operations experienced a decrease in the variable cost component of cost of revenues. However, the European operations continue to incur certain fixed costs that are a component of cost of revenues. As revenues decrease, these fixed costs constitute a large percentage of cost of revenues and result in a higher cost of revenues as a percentage of revenues. The Company believes that if revenues remain at lower than historical levels, cost of revenues as a percentage of revenues for the Company’s international Accounts Payable Services operations will remain at a higher level than in prior periods.

      On a dollar basis, cost of revenues for the Company’s Other Ancillary Services operations were relatively stable, period-over-period. Cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was 58.4% for the nine months ended September 30, 2003, compared to 66.1% of revenues from Other Ancillary Services for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, the improvement in cost of revenues as a percentage of revenues for the Company’s Other Ancillary Services operations was driven primarily by an improvement in cost of revenues as a percentage of revenues for the Company’s Meridian operations, that directly resulted from a significant increase in revenues as discussed above combined with lower cost of revenues.

      Selling, General, and Administrative Expenses (“SG&A”). The decrease, on a dollar basis, in SG&A expenses for the Company’s domestic Accounts Payable Services operations was the result of two primary drivers. One driver of the decrease in SG&A was the result of staffing reductions related to the integration of the Company’s domestic commercial Accounts Payable Services operations with the domestic retail Accounts Payable Services operations. Also contributing to the decrease in SG&A was a decrease in support costs during 2003 resulting from the 2002 integration of the Company’s commercial operations.

      The improvement in SG&A expenses, on a dollar basis, for international Accounts Payable Services was mainly due to the elimination of transitional expenses for integration efforts incurred during the nine months ended September 30, 2002 in connection with the acquisitions of HSA-Texas. Lower SG&A expenses incurred by the Company’s Latin American operations during the nine months ended September 30, 2003 also contributed to the improvement in SG&A expenses, on a dollar basis, for international Accounts Payable Services. SG&A from the Company’s Latin American operations was lower for the year-to-date period ended September 30, 2003 when compared to the same period of 2002 primarily due to the currency fluctuation period over period. Partially offsetting the decreases in SG&A expenses noted above was a net increase in SG&A expenses experienced by the Company’s European operations due to fluctuations of the local currency for various countries of operations to the U.S. dollar when compared to currency rates for the same period of the prior year.

      On a dollar basis, the decrease in SG&A expenses for the Company’s Other Ancillary Services operations was primarily due to decreases in SG&A expenses experienced by the Company’s Meridian operations. Prior to the third quarter of 2002, Meridian maintained an accounts receivable financing facility denominated in foreign currencies. Meridian recognized a loss on this facility during the first nine months of 2002 due to foreign exchange rate fluctuations related to the facility. Meridian paid off and terminated the facility in the third quarter of 2002, thereby eliminating these foreign exchange losses during the nine months ended September 30, 2003.

      The year-over-year improvement in SG&A for corporate overhead, on a dollar basis, was primarily the result of the elimination of transitional expenses incurred by the Company during the nine months ended September 30, 2002 and a reduction in bonus-related compensation expense for the first nine months of 2003. During the nine months ended September 30, 2002, the Company incurred transitional expenses related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates. The year-over-year improvement in SG&A for corporate overhead was partially offset by current year increases in expenditures for outside consultancy and legal services and a current quarter increase in expenditures for severance costs. Also offsetting the improvement in SG&A for corporate overhead was an increase in support costs during 2003 resulting from the 2002 integration of the Company’s commercial operations.

      Earnings from Discontinued Operations. During the first nine months of 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.5 million, net of tax expense of approximately $0.4 million. This gain related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      During the nine months ended September 30, 2002, the Company recognized a net gain from discontinued operations of $2.3 million. The gain resulted from the decision by the Company’s Board of Directors on January 24, 2002 to retain Meridian, the Communications Services business and the Channel Revenue business and to reinstate these businesses as part of continuing operations until such time as market conditions are more conducive to their ultimate sale. The net gain of $2.3 million represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

      Additionally, during the third quarter of 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million. This gain related to the receipt a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      Cumulative Effect of Accounting Change. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services and Channel Revenue units, which are part of the Company’s Other Ancillary Services segment, were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $28.3 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $11.1 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $17.2 million.

Liquidity and Capital Resources

      Net cash provided by operating activities was $22.6 million in the first nine months of 2003, compared to $27.5 million in the first nine months of 2002. Cash provided by operations for the first nine months of 2003 was principally influenced by earnings from continuing operations and an overall decline in accounts receivable balances, partially offset by cash used in operations resulting from a reduction in accrued payroll and related expenses. Also contributing to the period-over-period decrease in cash provided by operations was a lower level of cash used by operations during the 2003 period resulting from a reduction in accounts payable and accrued expenses when compared to the same period of the prior year. The overall change in accounts receivable balances, accrued payroll and related expenses balances as well as the overall change in accounts payable and accrued expenses balances were the result of normal operations. Cash provided by operating activities for the nine months ending September 30, 2002 was the result of earnings from continuing operations, as offset by current year net taxes payable, and a one-time payment of approximately $7.4 million of obligations owed to former HSA-Texas independent contractor associates resulting from pre-merger revisions made to their contractual compensation agreements, as well as the cash (used in) provided by normal operations.

      Net cash used in investing activities was $8.2 million in the first nine months of 2003 and $15.4 million in the first nine months of 2002. Cash used in investing activities during the first nine months of 2003 was the result of capital expenditures of $8.2 million. During the first nine months of 2002, the Company had capital expenditures of approximately $19.4 million, partially offset by $4.0 million in cash provided by HSA-Texas and affiliates at the time they were acquired.

      Net cash used in financing activities was $10.0 million in the first nine months of 2003 versus $21.8 million during the first nine months of 2002. The net cash used in the nine months ended September 30, 2003 related primarily to the purchase of treasury shares and the repayment of certain indebtedness acquired in the acquisitions of the businesses of HSA-Texas and affiliates partially offset by net borrowings under the

Company’s credit facility. The net cash used in financing activities during the nine months ended September 30, 2002 related primarily to the repayment of certain indebtedness acquired in the acquisitions of the business of HSA-Texas and affiliates, net repayments of notes payable, including the repayment of Meridian’s facility with Barclays Bank, and the exercise of an option to purchase 1.45 million shares from an affiliate of Howard Schultz, a director of the Company. These uses of cash were offset by cash provided by borrowings under the Company’s credit facility to fund a portion of the treasury share purchases, cash provided from common stock issuances related to the exercise of vested stock options and cash provided by purchases of the Company’s common stock under the Company’s employee stock purchase plan.

      The Company maintains a senior bank credit facility with an indicated face value of $55.0 million(the “Credit Agreement”) that is syndicated between three banking institutions (the “Banking Syndicate”) led by Bank of America, N.A. as agent for the group. Borrowings under the credit facility are subject to limitations based in part upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants and the violations are not waived. The occurrence of other stipulated events, as defined in the Credit Agreement, including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed borrowing base, would also require accelerated principal payments. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including financial ratios. At September 30, 2003, the Company had approximately $29.0 million of borrowings outstanding and a borrowing base of $50.0 million, which therefore permitted up to $21.0 million in additional borrowings as of that date. The Company’s weighted-average interest rate at September 30, 2003 approximated 3.6%.

      As of September 30, 2003, the Company was not in compliance with certain of its debt covenants, namely certain financial ratio covenants contained in its Credit Agreement. The members of the Company’s Banking Syndicate waived these covenant violations until November 15, 2003. On November 12, 2003, the Company and the Banking Syndicate entered into an amendment to the Credit Agreement (the “4th Amendment”). The 4th Amendment, among other stipulations, (1) served to re-establish and relax certain financial ratio covenants applicable to the third and fourth quarters of 2003 and each of the quarters of 2004, (2) prohibits acquisitions of other businesses, (3) prohibits the Company from purchasing its outstanding common stock or paying cash dividends, (4) requires the Company to maintain $10.0 million in cash as an unrestricted compensating balance, and (5) limits borrowing capacity on and after November 12, 2003 to a more stringent quarterly-determined borrowing base calculation that is the sum of eligible accounts receivable of the Company and the above-mentioned compensating balance. From November 12, 2003 through December 31, 2003, the Company’s maximum borrowing capacity under the Credit Agreement is $38.7 million. As of November 12, 2003, the Company’s total outstanding borrowings under the Credit Agreement were approximately $25.1 million, thus producing additional borrowing availability of approximately $13.6 million as of such date. The Credit Agreement, as amended, increases the Company’s interest rate on outstanding borrowings by 0.5% per annum.

      The Company currently anticipates that it will satisfy the revised financial ratio covenants of the Credit Agreement, as amended, for at least the next four calendar quarters. Notwithstanding the Company’s current forecasts, no assurances can be provided that financial ratio covenant violations of the Credit Agreement, as amended, will not occur in the future or that, if such violations occur, the Banks will not elect to pursue their contractual remedies under the Credit Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its Banks in the event of an unanticipated repayment demand.

      During the nine months ended September 30, 2003, the Company purchased 1.1 million shares of its outstanding common stock on the open market at a cost of $7.5 million (with all such purchases having taken place during the first two quarters of 2003). Future purchases of the Company’s outstanding common stock are prohibited by the Company’s Credit Agreement, as amended.

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Condensed Consolidated Financial Statements (Unaudited) for the three and nine months ended September 30, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be asserted against the Company, the Company will vigorously defend against it.

      The Company anticipates capital expenditures in 2003 to total approximately $14.0 million.

      The Company’s September 30, 2003 Condensed Consolidated Balance Sheet (Unaudited) reflected goodwill of $372.4 million and deferred tax assets of $36.3 million. Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. The Company’s annual valuation will be performed as of October 1, 2003. The Company has not completed its operating budget for 2004 and does not presently contemplate its completion until late in 2003. The Company’s operating budget for 2004 and its internal outlook beyond next year will be integral factors in assessing the recoverability of these assets when routine impairment testing is undertaken during the quarter ending December 31, 2003. Additionally, the Company’s operating budget for 2004 and its internal outlook beyond next year will be integral factors in assessing the recoverability of the Company’s deferred tax assets during the quarter ending December 31, 2003. The Company’s accompanying Condensed Consolidated Statements of Operations (Unaudited) for concluded interim periods of 2003 do not reflect the impact of any impairment charges, should such be warranted by accounting principles generally accepted in the United States of America. The extent of potential impairments, if any, cannot be currently estimated and would be recorded as an operating expense in the Company’s Consolidated Statement of Operations for the quarter and year ending December 31, 2003.

      For a discussion of certain litigation to which the Company is a party and which may have an impact on future liquidity and capital resources, see Note H (1) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q.

      The Company believes that its working capital, current availability under its senior bank credit facility, as amended, and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2004 unless it is required to make unanticipated accelerated debt repayments as set forth below. If a future credit ratio covenant violation under the Credit Agreement does occur, and if the Banking Syndicate declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Banking Syndicate accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment.

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties, including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s future financial condition, (2) statements regarding potential, future violations of debt covenants, (3) statements regarding the anticipated response of the Company’s Banking Syndicate if a violation of debt covenants occurs, (4) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (5) statements regarding the potential outcome of litigation, (6) statements regarding the potential impact of SFAS No. 142 goodwill impairment testing, (7) statements regarding the potential impairment of deferred tax assets, (8) statements regarding Meridian’s anticipated 2003 performance, and (9) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate”, “continue” or similar words. Such risks and uncertainties include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes and timetables that could delay revenue recognition;

•	if the economic slowdown of the recent past re-emerges, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize increased revenues;

•	the Company has violated its debt covenants in the past and it is possible that the Company will inadvertently do so again and in the near-term future;

•	future violations of the Company’s debt covenants could result in an acceleration of the Company’s outstanding debt;

•	if the Company’s outstanding debt is accelerated, the Company may not have the ability to repay or refinance the accelerated debt;

•	clients who have filed for bankruptcy, including one large client that paid the Company approximately $5.5 million in the first quarter of 2003, could assert a claim against the Company for preference payments;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	modifications to auditor compensation models may negatively impact employee productivity and retention, and therefore, the Company’s ability to generate revenues;

•	the businesses comprising the Other Ancillary Services segment may require additional time and effort of Company executives and may therefore distract management from its focus on the Company’s core Accounts Payable Services business;

•	the Company could be adversely affected by future weakness in the currencies of countries in which it transacts business;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology may not benefit our business;

•	the Company’s Accounts Payable Services business, its principal business, may not grow as expected;

•	the Company may not be able to increase the number of domestic commercial clients utilizing “broad-scope” audits and may therefore be unable to successfully grow its domestic commercial Accounts Payable Services business;

•	the Company’s international expansion may prove unprofitable;

•	an adverse judgment in pending securities litigation could require resources beyond those available to the Company;

•	accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be revealed by ongoing impairment testing under SFAS No. 142, could have a material adverse impact on the Company’s results of operations and/or financial condition;

•	changes in economic cycles could have a material adverse impact on the Company’s results of operations, liquidity and financial condition;

•	competition from other companies could have a material adverse impact on the Company’s results of operations, liquidity and financial condition; and

•	changes in governmental regulations applicable to the Company could have a material adverse impact on the Company’s results of operations, liquidity and financial condition.

      The Company is also subject to other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K, as filed with the Securities and Exchange Commission on March 17, 2003.

      There may be events in the future that the Company cannot accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect interest earned on our cash equivalents as well as interest paid on our debt. At September 30, 2003, we had approximately $29.0 million of long-term variable-rate debt outstanding. Additionally, at September 30, 2003, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million that bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the nine months ended September 30, 2003 would have resulted in approximately a $0.3 million change in pre-tax income.

      Derivative Instruments. As a multi-national company doing business in over 40 countries, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, net investments and large foreign currency denominated transactions. During the first nine months of 2003, the Company finalized a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. The Company utilized a number of derivative financial instruments during the third quarter of 2003, which were used to protect the Company from fluctuations in exchange rates. These contracts were fully matured as of September 30, 2003. See Note F of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q.

Item 4.     Controls and Procedures

      As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President, Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President — Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

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

      Based upon the Company’s Disclosure Controls evaluation, the CEO and CFO have concluded that the Company’s Disclosure Controls are effective at the reasonable assurance level to satisfy their objectives and to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission’s rules and forms.

      During the quarter ended September 30, 2003, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      See Note H(1) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q.

Item 2.     Changes in Securities and Use of Proceeds

      None.

Item 3.     Defaults Upon Senior Securities

      At September 30, 2003, the Company was not in compliance with certain financial covenants of its bank credit facility. The Company’s lenders waived these violations on September 29, 2003. On November 12, 2003, the Company entered into an amendment to the Credit Agreement adjusting the financial covenants. (See Liquidity and Capital Resources under Part I. Item 2. of this Form 10-Q.)

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.1	Agreement and Release dated September 5, 2003 to Employment Agreement between Mr. Mark C. Perlberg and Registrant.
10.2	Waiver to the covenant violations to the Credit Agreement, dated September 29, 2003.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a), for the Quarter Ended September 30, 2003.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a), for the Quarter Ended September 30, 2003.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, for the Quarter Ended September 30, 2003.

(b) Reports on Form 8-K

      The registrant filed two reports on Form 8-K during the quarter ended September 30, 2003:

(1) Form 8-K describing the resignation of one of the Company’s executive officers under Item 5 thereof, was filed on July 1, 2003.

(2) Form 8-K filing a previously issued press release related to the Company’s quarterly results under Item 5 and Item 7 thereof, was filed on July 28, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

November 12, 2003	By: /s/ JOHN M. COOK John M. Cook President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 12, 2003	By: /s/ DONALD E. ELLIS, JR. Donald E. Ellis, Jr. Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)