Form 10-K
period 2003-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2004-03-05
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

Common Stock, No Par Value
Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☒  No ☐

      At June 30, 2003, outstanding common shares of the registrant held by non-affiliates were 38,837,213. The aggregate market value, as of June 30, 2003, of such common shares held by non-affiliates of the registrant was approximately $229.5 million, based upon the last sales price reported that date on The Nasdaq Stock Market of $5.91 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

      Common shares of the registrant outstanding as of February 29, 2004 were 61,763,345, including shares held by affiliates of the registrant.

Documents Incorporated by Reference

      Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on or about May 18, 2004.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-K

December 31, 2003

PART I

ITEM 1.	Business

      PRG-Schultz International, Inc. and subsidiaries (collectively, the “Company”), a United States of America based company, incorporated in the State of Georgia in 1996, is the leading worldwide provider of recovery audit services to large and mid-size businesses having numerous payment transactions with many vendors. These businesses include, but are not limited to:

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

      The Company currently provides services to clients in over 40 countries. For financial reporting purposes, in 2003, the Company had two reportable operating segments, the Accounts Payable Services segment (including the Channel Revenue business) and the Meridian VAT Reclaim (“Meridian”) segment. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for worldwide operating segment disclosures.

      In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable Services business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”), the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment.

      The Company disposed of its Logistics Management Services segment in October 2001. During the fourth quarter of 2001, the Company closed a unit within Communications Services. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      As indicated above, Meridian, Communications Services and the Channel Revenue business were originally offered for sale in the first quarter of 2001. During the first quarter of 2002, the Company concluded that the then current negative market conditions were not conducive to receiving terms acceptable to the Company for these remaining unsold, non-core businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these remaining discontinued operations until such time as market conditions were more conducive to their sale.

      During the fourth quarter of 2003, the Company once again declared its remaining Communications Services operations as a discontinued operation and subsequently sold such operations on January 16, 2004 (see Note 18(a) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      The Company’s Consolidated Financial Statements have been reclassified to reflect the remaining non-core businesses, consisting of Meridian and the Channel Revenue business, as part of continuing operations for all periods presented. Additionally, the Company’s Consolidated Financial Statements reflect Logistics Management Services, Communications Services, including a unit that was closed in 2001, and French Taxation Services as discontinued operations for all periods presented.

      Unless specifically stated, all financial and statistical information contained herein is presented with respect to continuing operations only.

      The following discussion includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are at times identified by words such as “plans,” “intends,” “expects,” or “anticipates” and words of similar effect and include statements regarding the Company’s financial and operating plans and goals. These forward-looking statements include any statements that cannot be assessed until the occurrence of a future event or events. Actual results may differ materially from those expressed in any forward-looking statements due to a variety of factors, including but not limited to those discussed herein and below under “Risk Factors.”

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

      Although some businesses maintain internal recovery audit departments assigned to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms are often retained as well due to their specialized knowledge and focused technologies.

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

      In the short term, Extensible Markup Language (“XML”), a set of rules for defining and sharing document types over the Internet, provides a communications framework, but data type definitions are still needed for many industries. Until data type definitions are widely established, the Company believes that errors due to inconsistent data treatments may be prevalent and may present transitional recovery opportunities.

      In the longer term, the Company believes that XML may be utilized by businesses both large and small whereas EDI use has primarily been confined to larger business entities and their suppliers. If the use of XML does become pervasive, it may become economical for the Company to provide services to businesses smaller than those currently served due to the availability of electronic databases of individual procurement transactions which could then be audited electronically. Presently, many small and mid-sized businesses still procure large portions of their goods and services using paper-based documents that are not as cost effective to audit as those in an electronic format.

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

      The Company is in the process of consolidating and standardizing its technology to provide a uniform platform for its auditors that will offer consistent and proven audit techniques and methodologies based on a client’s size, industry or geographic scope of operations. The Company is a leader in developing and utilizing sophisticated software audit tools and techniques that enhance the identification and recovery of payment errors. By leveraging its technology investment across a large client base, the Company is able to continue developing proprietary software tools and expand its technology leadership in the recovery audit industry.

      The Company is also a leader in establishing new recovery audit practices to reflect evolving industry trends. The Company’s auditors are highly trained and many have joined the Company from finance-related management positions in the industries the Company serves. To support its auditors, the Company provides data processing, marketing, training and administrative services.

      In addition, the Company believes it differentiates itself from many of its competitors with its client engagement methodologies, its expertise with respect to managing vendor relationships and its specialty services offerings in areas of airline ticket revenue recovery audit services, direct-to-store-delivery (DSD) audits, media audits, real estate audits, freight-related vendor compliance audits, and document imaging and management technology.

The PRG-Schultz Strategy

      The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. The Company’s strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain our dedicated focus on the Company’s clients and rekindle our growth. Specifically, the Company plans to:

•	Focus on the Company’s Core Accounts Payable Services Business. In March 2001, the Company formalized a strategic realignment initiative designed to enhance its financial position and clarify its investment and operating strategy by focusing on the core Accounts Payable Services business. The Company believes that this business will provide a greater return on investment and higher growth than other opportunities outside of Accounts Payable Services. As a result, the Company divested certain non-core businesses in 2001 and in January 2004. The Company also believes that it strengthened its Accounts Payable Services business through the January 2002 acquisitions of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”), formerly the Company’s principal competitor in this business.

•	Evolve the Service Model. The Company as currently constituted is essentially an assemblage of many acquisitions over a dozen years, culminating in the 2002 merger of The Profit Recovery Group International, Inc. and Howard Schultz & Associates International, Inc. Although the Company believes that it has been successful in eliminating duplicative selling, general and administrative costs as merged entities were assimilated, there had been limited focus in developing consistent audit tools, audit methodologies and field staffing protocols until late 2003. The Company believes that this consistency is a critical prerequisite to better serving its clients, since it will provide a uniform foundation for propagating best practices throughout the world. Another area the Company is addressing is gaining cost efficiencies through the standardization of the more routine sub-components of the recovery audit process that lend themselves to greater efficiency and cost-effectiveness when performed in a specialized, centralized work group setting. Management believes that this will allow the Company to maximize recoveries for its clients in both the retail and commercial sectors, as a result of the better tools and methodologies while lowering the Company’s overall cost of revenues percentage. The work on evolving the service model will initially concentrate on the U.S. Accounts Payable Services business and domestic corporate support functions throughout 2004.

•	Grow the Domestic Accounts Payable Services Business. The Company believes that its in-process service model evolution project (see preceding discussion) will eventually serve to restart growth in its domestic Accounts Payable Services business, when combined with more focused sales and marketing efforts. Although the Company is the largest domestic provider of Accounts Payable Services, there are still businesses in the United States that either do not currently utilize outside accounts payable recovery audit service providers, or do utilize such services but obtain them from the Company’s competitors. The Company’s sales and marketing professionals are continuously working to secure new clients. Additionally, the Company intends to capitalize on continuing advancements in data communications technology to grow its domestic Accounts Payable Services business. The Company also intends to utilize enhanced proprietary technologies to eventually pursue new small and mid-sized clients which historically, due to technology constraints, the Company has not been able to service in a profitable manner.

•	Grow the International Accounts Payable Services Business. To date, large international retailers and many other international businesses have not utilized recovery audit services to the same extent as similar firms based in the U.S., Canada, the United Kingdom and Mexico. However, the Company believes that many international businesses are increasingly engaging independent recovery audit firms. The Company intends to focus its resources on pursuing potential international clients in geographic regions that it believes offer the greatest potential return on investment. The Company also intends to capitalize on its leading worldwide presence to provide greater recovery audit services to multi-national companies with significant and expanding international operations. A final area of international growth emphasis is working with clients to obtain increasingly greater types and quantities of electronic purchase data, and to reduce client-imposed restrictions on the scope of the Company’s work. Electronic purchase data availability and scope restrictions are among the greatest international challenges the Company faces, but the Company believes that they also present the greatest near-term opportunities for international revenue growth.

•	Develop New Business. During 2003, the Company created, funded and staffed a discrete business development unit charged with developing new channels of revenue for the Company. New business development entails the Company investing their efforts and resources in industries with large market potential and leveraging the Company’s core competencies. Additionally, the Company is working to develop alliances with strategic partners that will allow us to leverage existing client relationships to cross-sell products and services.

•	Maintain High Client Retention Rates. The Company has historically maintained very high rates of client retention. The Company intends to maintain and improve its high client retention rates by continuing to provide comprehensive recovery audit services and utilizing highly trained auditors, and by continuing to refine its advanced audit methodologies, and employing client-centered business approaches to better understand client needs and configure the appropriate service model to meet them.

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

      “Broad-scope” audit services provided to retail/wholesale clients account for the Company’s largest source of revenues. These services typically recur annually and are largely predictable in terms of estimating the dollar volume of client overpayments that will ultimately be recovered. Broad-scope audit services are the most comprehensive in nature, focusing on numerous recovery categories related to both procurement and payment activities. These audits typically entail comprehensive and customized data acquisition from the client with the aim of capturing individual line-item transaction detail. “Broad-scope” audits are often long duration endeavors with year-round on-site work by permanent multi-auditor teams quite common for larger clients. The Company currently serves retail/wholesale clients on six continents.

      The Company also examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers that are collectively termed as “commercial” clients. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year. Additionally, the duration of a “basic-scope” audit is usually measured in weeks and the number of auditors assigned per client is usually one or two. Currently, the majority of the Company’s commercial clients are located in North America and the United Kingdom, although the Company is focusing its efforts on expansion into other markets.

      The Company is currently modifying its approach to service delivery to more closely align the scope of its services to the unique needs and characteristics of each individual client, regardless of their industry, as consistent with maximizing the Company’s profitability. Thus, ultimately, certain retail/wholesale clients that have historically been served by the “broad-scope” service model will be served under the “basic-scope” service model. Additionally, the Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. Therefore a substantial number of commercial clients that historically have been served by the “basic-scope” service model are ultimately intended by the Company to be served under the “broad-scope” service model where barriers to competitive entry are higher.

      Additionally, within Accounts Payable Services is a discrete unit, the Channel Revenue business, previously part of the Company’s former Other Ancillary Services segment. Channel Revenue provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies. Channel Revenue clients generally receive two audits each year.

Meridian VAT Reclaim

      In August 1999, the Company acquired Meridian VAT Reclaim (“Meridian”). Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world. The services provided to clients by Meridian are typically recurring in nature.

Client Contracts

      The Company’s typical client contract provides that the Company is entitled to a stipulated percentage of overpayments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The method of effecting a recovery is often dictated by industry practice. For some services, the client contract provides that the Company is entitled to a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service. In addition to client contracts, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client.

Technology

      Technology advancements and increasing volumes of business transactions have resulted in the Company’s clients continuously increasing the use of technology to manage complex accounts payable systems and realize greater operating efficiencies. Given this environment, the Company believes its proprietary technology, databases and processes serve as important competitive advantages over both its principal competitors and its clients’ in-house recovery audit functions.

      To sustain these competitive advantages, the Company intends to continue investing in technology initiatives to deliver innovative, client-focused solutions which enable the Company to provide its services in the most timely, effective and profitable manner. A cornerstone of the Company’s current philosophy toward technology investment involves measuring the performance of its technology through effectiveness ratios to ensure it leverages technology appropriately.

      The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned and co-locational data processing facilities in its business. Each of the Company’s businesses employs custom technology.

Accounts Payable Services Audit Technology

      The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned and co-locational data processing facilities in its Accounts Payable Services business. The Company is in the process of standardizing its audit tools, audit methodologies and field staffing protocols to provide a uniform foundation for propagating best practices throughout its worldwide operations. This work, internally referred to as “Evolving the Service Model,” entails converting the Company’s clients to these new uniform protocols and will initially concentrate on the U.S. Accounts Payable Services business throughout 2004. Until this work is completed, unconverted clients will continue to be served using the audit tools and technologies historically in place at their respective locations. The following paragraphs of this section specify technology practices and processes that are generally applicable to all clients worldwide, whether or not they are yet affected by the “Evolving the Services Model” project.

      The Company’s Accounts Payable Services technology can analyze massive volumes of data to help clients uncover patterns or potential problems in overpayments. The Company uses advanced data mining capabilities for analyzing data to the transaction level. The Company mines the data using algorithms to find patterns and associations between fields in relational databases. The result of data mining is a rule (or set of rules) that allows the Company to find new relationships among events and maximize the recovery for the client.

      At the beginning of a typical accounts payable recovery audit engagement, the Company obtains a wide array of transaction data from its client for the time period under review. The Company typically receives this data by Electronic Data Interchange (“EDI”), magnetic media or paper (the Company uses a custom, proprietary imaging technology to scan the paper into electronic format), which is then mapped by the Company’s technology professionals, primarily using high performance database and storage technologies, into standardized and proprietary layouts at one of the Company’s data processing facilities. The Company’s data acquisition, data processing and data management methodologies are aimed at maximizing efficiencies and productivity while maintaining the highest standards of client confidentiality.

      The Company’s experienced technology professionals then prepare statistical reports to verify the completeness and accuracy of the data. The Company delivers this reformatted data to its auditors who, using the Company’s proprietary field audit software, sort, filter and search the data for indications of erroneous payments. The Company’s technology professionals also produce client-specific standard reports and statistical data for the auditors. These reports and data often reveal patterns of activity or unusual relationships suggestive of potential overpayment situations.

      The Company maintains a secure, automated and web-enabled database of audit information with the ability to query on multiple variables, including claim categories, SIC and industry codes, vendors and audit years, to facilitate data analysis for the identification of additional recovery opportunities and provide recommendations for process improvements to clients. The Company has numerous security measures in place, including secure and restricted access to this database, to ensure the highest standards of data integrity and client confidentiality.

Channel Revenue Audit Technology

      The Channel Revenue business (a sub-component of the Accounts Payable Services operating segment) employs proprietary audit methodologies to analyze data in search of various situations in which its clients may not have received all of the revenues to which they are entitled.

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

Auditor Hiring and Training

      Many of the Company’s auditors and specialists formerly held finance-related management positions in the industries the Company serves. To meet its need for additional auditors, the Company also hires recent college graduates, particularly those with multi-lingual capabilities and technology skills. While the Company has been able to hire a sufficient number of new auditors to support its historical needs, there can be no assurance that the Company can continue hiring sufficient numbers of qualified auditors to meet its future needs.

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

Clients

      The Company provides its services principally to large and mid-sized businesses having numerous payment transactions with many vendors. Retailers/ wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 21.0%, 23.4% and 26.6% of its revenues from continuing operations for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2002 and 2001, the Company’s largest client, Wal-Mart International, accounted for 10.2% and 10.6% of revenues from continuing operations, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the year ended December 31, 2003.

Sales and Marketing

      Due to the highly confidential and proprietary nature of a business’s purchasing patterns and procurement practices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. This type of investigation may include an on-site inspection of the Company’s service facilities. The Company has typically found that its service offerings that are the most annuity-like in nature such as a “broad-scope” audit require the longest sales cycle and highest levels of direct person-to-person contact. Conversely, service offerings that are short-term, discrete events, such as certain “basic-scope” audits, are susceptible to more cost effective sales and marketing delivery approaches such as telemarketing.

Proprietary Rights

      The Company continuously develops new recovery audit software and methodologies that enhance existing proprietary software and methodologies. The Company regards its proprietary software as protected by trade secret and copyright laws of general applicability. In addition, the Company attempts to safeguard its proprietary software and methodologies through employee and third party nondisclosure agreements and other methods of protection. While the Company’s competitive position may be affected by its ability to protect its software and other proprietary information, the Company believes that the protection afforded by trade secret and copyright laws is generally less significant to the Company’s overall success than the continued pursuit and implementation of its operating strategies and other factors such as the knowledge, ability and experience of its personnel.

      The Company owns or has rights to various copyrights, trademarks and trade names used in the Company’s business, including but not limited to AuditPro®, SureF!nd®, Direct F!nd®, ImDex® and claimDexTM.

Competition

      The “basic-scope” recovery audit business is highly competitive and barriers to entry are relatively low. The Company believes that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories.

      The “broad-scope” recovery audit business is also highly competitive with numerous existing competitors that are believed to be substantially smaller than the Company. Barriers to effective entry and longevity as a viable “broad-scope” recovery audit firm are believed to be high. The Company further believes that these high barriers to entry result from numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.

      The competitive factors affecting the market for the Company’s recovery audit services include:

•	establishing and maintaining client relationships;

•	quality and quantity of claims identified;

•	experience and professionalism of audit staff;

•	rates for services;

•	technology; and

•	geographic scope of operations.

Employees

      At January 31, 2004, the Company had approximately 3,100 employees, of whom approximately 1,700 were located in the U.S. The majority of the Company’s employees are involved in the audit function. The Company believes its employee relations are satisfactory.

Website

      The Company makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. The Company makes all filings with the Securities and Exchange Commission available on its website no later then the close of business on the date the filing was made. In addition, investors can access the Company’s filings with the Securities and Exchange Commission at www.sec.gov/edgar.shtml.

RISK FACTORS

We depend on our largest clients for significant revenues, and if we lose a major client, our revenues could be adversely affected.

      We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2003, 2002, and 2001, our two largest clients accounted for approximately 12.7%, 15.0% and 15.8% of our revenues from continuing operations, respectively. If we lose any major clients, our results of operations could be materially and adversely affected by the loss of revenue, and we would have to seek to replace the client with new business.

We may not be able to secure replacement financing when our Credit Agreement expires.

      Our Credit Agreement, as amended, matures on December 31, 2004. We intend to work with the Banking Syndicate to extend the current credit facility or negotiate a new credit facility. While the Banking Syndicate has historically displayed its willingness to provide financing to us, there can be no assurance that we will be able to successfully establish an extended or replacement credit facility. If we are not able to successfully negotiate an extended or replacement credit facility with the current Banking Syndicate, we will have to seek alternative measures of financing. There can be no assurance that these efforts will be successful.

Client and vendor bankruptcies, including the Fleming bankruptcy, and financial difficulties could reduce our earnings.

      Our clients generally operate in intensely competitive environments and bankruptcy filings are not uncommon. Additionally, adverse economic conditions throughout the world have increased, and they continue to increase, the financial difficulties experienced by our clients. On April 1, 2003, Fleming Companies, Inc. (“Fleming”), which accounted for 0.2%, 2.4% and 1.9% of our 2003, 2002 and 2001 revenues from continuing operations, respectively, filed for Chapter 11 Bankruptcy Reorganization. At the time of the bankruptcy filing, Fleming owed the Company $0.6 million for services invoiced but unpaid. Of this amount, the Company charged $0.5 million to expense in 2003 for amounts due that had not previously been reserved. As a direct consequence of the bankruptcy filing, we did not derive significant revenues from Fleming in 2003 and currently do not expect to generate revenues from Fleming in 2004. In addition, further bankruptcy filings by our large clients or the significant vendors who supply them, or unexpectedly large vendor claim chargebacks lodged against one or more of our larger clients, could have a material adverse affect on our financial condition and results of operations. Likewise, our failure to collect our accounts receivable due to the financial difficulties of one or more of our large clients could adversely affect our financial condition and results of operations.

Demands for preference payments related to client bankruptcies could reduce our earnings and place unbudgeted demands on our cash resources.

      On April 1, 2003, Fleming, one of our larger U.S. Accounts Payable Services clients, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, we received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted and, if so, whether and to what extent it may be successful. Accordingly, our Consolidated Financial Statements for the year ended December 31, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be asserted against us, we will vigorously defend against it. However, if we are unsuccessful in defending a preference payment claim against us, our earnings would be reduced and we would be required to make unbudgeted cash payments which could strain our financial liquidity.

Strategic business initiatives for the Accounts Payable Services business may not be successful.

      We have adopted a strategic plan to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on a series of initiatives designed to maintain our dedicated focus on our clients and rekindle our growth. Specifically, we plan to (1) Focus on our core Accounts Payable Services business; (2) Evolve our service model; (3) Grow our domestic Accounts Payable Services business; (4) Grow our international Accounts Payable Services business; (5) Develop new business; and (6) Maintain high client retention rates.

      We have begun implementation of the strategy but remain in the relatively early stages of that process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. If we are unable to implement the strategy successfully, our results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.

We have violated our debt covenants in the past and may do so in the future.

      As of September 30, 2003, we were not in compliance with certain of the debt covenants contained in our senior bank credit facility (the “Credit Agreement”), namely certain financial ratio covenants. On November 12, 2003, the members of our Banking Syndicate waived these covenant violations as of September 30, 2003, and relaxed the stringency of future financial ratio requirements. See Notes 9 and 18 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. As of February 29, 2004, outstanding borrowings under the Credit Agreement, as amended, were $17.2 million and the Company’s borrowing base was $29.1 million, thus producing additional borrowing availability of $11.9 million as of that date.

      No assurance can be provided that we will not violate the covenants of the Credit Agreement, as amended, in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all. Additionally, if such a Banking Syndicate accelerated repayment demand is subsequently made and we are unable to honor it, cross-default language contained in the indenture underlying our separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that we will be able to secure additional financing that would be required to make such a rapid repayment. See Managements’ Discussion and Analysis included in Item 7. of this Form 10-K.

Proposed legislation by the European Union could have a material adverse impact on Meridian’s operations.

      The European Union has currently proposed legislation that will remove the need for suppliers to charge value-added taxes on the supply of services to clients within the European Union. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would have a material adverse impact on Meridian’s results of operations from its value-added tax business and would also negatively affect our consolidated results of operations.

The inability of Transporters VAT Reclaim Limited to retain financing may have an adverse impact on Meridian’s operations.

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”) which was established in 1999. Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In

April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sells the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. As of December 31, 2003, the facility’s aggregate capacity was 24.1 million Euro ($30.4 million at December 31, 2003 exchange rates). The facility’s aggregate capacity will be further reduced in equal monthly increments of 1.5 million Euro, and Barclays has notified TVR that Barclays is not prepared to stipulate if or when these monthly reductions will cease. As of December 31, 2003, there was 14.5 million Euro ($18.3 million at December 31, 2003 exchange rates) outstanding under this facility. As a result of current changes to the facility during the second half of 2003, Meridian has begun to experience a reduction in the processing fee revenues it derives from TVR as DKV has begun transferring certain TVR clients to another VAT service provider.

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

      Should Barclays continue to reduce the facility’s aggregate capacity each month and should DKV continue to transfer TVR clients to another VAT service provider as a result thereof, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, would be further reduced and maybe even eliminated. (Meridian’s revenues from TVR were $2.3 million, $3.6 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Meridian’s revenues from TVR were 5.7%, 10.7% and 9.7% of its total revenues for the years ended December 31, 2003, 2002 and 2001, respectively.) Moreover, if the newly-imposed Barclays financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.1 million at December 31, 2003 exchange rates. During 2003, Meridian recognized a loss of $0.8 million related to TVR. This loss was recorded as a reduction of Meridian’s investment in TVR. No income or loss from TVR was recognized during prior years, as TVR’s operations were break-even. Any future losses related to TVR will result in lower earnings for Meridian and further reductions of its investment in TVR. This investment is included in Other Assets on the Company’s December 31, 2003 and 2002 Consolidated Balance Sheets included in Item 8. of this Form 10-K.

Meridian may be required to repay grants received from the Industrial Development Authority.

      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.7 million at December 31, 2003 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 176 permanent employees in Dublin, Ireland. The European Union has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the European Union. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. If the number of permanent employees that Meridian employs in Ireland falls below 145 prior to September 2007, the full amount of the grants previously received will need to be repaid to IDA. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.

      The Company’s current intention is to redirect most of the Meridian employees who would be made redundant by the proposed legislation to provide services to its core Accounts Payable Services business. The Company believes that this redirection will significantly enhance its Accounts Payable Services business internationally as well as provide the peripheral benefit of mitigating the risk of a future IDA grant repayment.

External factors such as potential terrorist attacks could have a material adverse affect on our future revenues and earnings.

      The terrorist events of September 11, 2001 that occurred in the United States significantly disrupted our business. In the days and months following these terrorist events, many of our clients were urgently attending to new security imperatives and other matters of immediate priority. Future potential terrorist events could again have a material and adverse affect on our revenues and earnings, including potentially, adverse affects on both our United States operations and our international operations.

We rely on international operations for significant revenues.

      In 2003, approximately 37.6% of our revenues from continuing operations were generated from international operations. International operations are subject to risks, including:

•	political and economic instability in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•	fluctuations in currency exchange rates, particularly weaknesses in the Australian Dollar, the Euro, the British Pound, the Canadian Dollar, the Argentine Peso, the Brazilian Real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings;

•	costs associated with adapting our services to our foreign clients’ needs;

•	unexpected changes in regulatory requirements and laws;

•	difficulties in transferring earnings from our foreign subsidiaries to us;

•	burdens of complying with a wide variety of foreign laws and labor practices; and

•	business interruptions due to potential terrorist activities.

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

Expansion of our recovery audit services internationally may result in lower profit margins or be unsuccessful.

      In our experience, entry into new international markets requires considerable start-up expenses for market development, hiring and establishing office facilities. In addition, we have encountered, and expect to continue to encounter, significant expense and delays in expanding our international operations because of language and cultural differences, communications and related issues. We generally incur the costs associated with international expansion before any significant revenues are generated. As a result, initial operations in a new international market typically operate at low margins or may be unprofitable. Additionally, these operations may continue to operate at lower profit margins until revenues can be built up. If operations do not achieve an acceptable profit margin, we may need to forego our initial investment altogether and abandon our efforts in certain countries.

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

Future impairment of goodwill, other intangible assets and long-lived assets could materially reduce our future earnings.

      During the fourth quarter of 2003, we recorded impairment charges of $206.9 million, pre-tax, related to the impairment of goodwill, impairment of intangible assets with indefinite lives and impairment of internally developed software (see Managements’ Discussion and Analysis in Item 7. of this Form 10-K.)

      Adverse future changes in the business environment or in our ability to perform audits successfully and compete effectively in our market could result in additional impairment of goodwill, other intangible assets or long-lived assets, which could materially adversely impact future earnings.

We may not recover our net deferred tax assets, which could materially reduce our future earnings.

      The derivation of the effective tax rate, deferred tax assets and liabilities, and any required valuation allowances is inherently subjective, as it requires the use of highly complex estimates and assumptions that are susceptible to revision as more information becomes available. As of December 31, 2003, our Consolidated Balance Sheet, included in Item 8. of this Form 10-K, reflects net deferred income tax assets of $74.6 million ($9.2 million current and $65.4 million long-term). While we have considered anticipated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event we were to determine that we would not be able to realize all or any portion of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made and could have a materially adverse impact on future earnings.

The level of our annual profitability has historically been significantly affected by our third and fourth quarter operating results.

      Prior to 2002, we had historically experienced significant seasonality in our business. We typically realized higher revenues and operating income in the last two quarters of our fiscal year. This trend reflected the inherent purchasing and operational cycles of our clients. As of January 24, 2002, our results of operations include the results of the business acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. Also impacting seasonality in 2002 were certain costs associated with the integration of the acquired operations and the integration of our domestic retail and domestic commercial operations. During 2003, our results of operations were negatively impacted by client reaction to well-publicized inquiries by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances as well as other factors discussed elsewhere in this Form 10-K. Although we currently anticipate that our revenues and profits in the third and fourth quarters of 2004 will be greater than comparable amounts for the first and second quarters of 2004, if we do not realize increased revenues in future third and fourth quarter periods, including 2004, due to adverse economic conditions in those quarters or otherwise, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing selling, general and administrative expenses are largely fixed.

Our revenues from certain clients and VAT authorities may change markedly from year to year.

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

      Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country. As a result of Meridian’s revenue recognition policy, and the timing of claim reimbursements, its revenues can vary markedly from period to period.

The market for providing “basic-scope” recovery audit services to commercial entities in the United States is maturing.

      The substantial majority of our domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model that typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. We believe that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. We intend to distinguish ourselves by providing recurring, “broad-scope” audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. “Broad-scope” audits typically entail a vast expansion of recovery categories reviewed by our auditors with commensurately greater dollars recovered and fees earned. Until we can convert a substantial number of our current domestic Accounts Payable Services commercial clients to “broad-scope” audits, annual revenues derived from domestic commercial clients is not expected to grow and may decrease. Although we are giving this conversion managerial emphasis, no definitive completion timetable has been established.

Our domestic commercial Accounts Payable Services business is subject to price pressure.

      The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a “basic-scope” model which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. The “basic-scope” recovery audit business is highly competitive and barriers to entry are relatively low. We believe that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories. As a result of the low barriers to entry, our domestic commercial Accounts Payable Services business is subject to intense price pressure from our competition.

The recent change in Meridian VAT Reclaim’s functional currency will subject the Company to additional foreign currency risk.

      The functional currency for the majority of our operations is the currency of the country in which they operate. Historically, Meridian VAT Reclaim’s (“Meridian”) functional currency has been the U.S. dollar. All assets and liabilities that are recorded in functional currencies other than U.S. dollars are translated at current exchange rates at the end of each accounting period. The resulting adjustments are charged or credited directly to accumulated other comprehensive income (loss) in shareholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized transaction gains and losses are included in income as part of selling, general and administrative expense. During 2003, we performed a detailed analysis of Meridian’s functional currency in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. Based on this analysis, it was determined that Meridian’s functional currency should prospectively be considered to be the Euro. As of January 1, 2004, we have changed Meridian’s functional currency accordingly. The change in Meridian’s functional currency will expose us to additional foreign currency risk. Significant fluctuations in the value of the Euro could therefore have a material impact on our results of operations.

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

      Our continued success depends largely on the efforts and skills of our executive officers and key employees, particularly John M. Cook, our Chief Executive Officer and Chairman of the Board. The loss of the services of Mr. Cook or other key members of management prior to an adequate succession plan being put in place could materially and adversely affect our business. We have entered into employment agreements with Mr. Cook and other key members of management. While these employment agreements limit the ability of Mr. Cook and other key employees to directly compete with us in the future, nothing prevents them from leaving our company. We also maintain key man life insurance policies in the aggregate amount of $13.3 million on the life of Mr. Cook.

We may not be able to continue to compete successfully with other businesses offering recovery audit services.

      The recovery audit business is highly competitive. Our principal competitors for accounts payable recovery audit services include numerous smaller firms. We cannot be certain as to whether we can continue to compete successfully with our competitors. In addition, our profit margins could decline because of competitive pricing pressures that may have a material adverse effect on our business, financial condition and results of operations.

Revisions to our compensation plan may cause us to lose auditors.

      In 2003, we implemented a new compensation plan to revise auditor compensation in the United States, and we may continue to modify auditor compensation plans in the future. Revising auditor compensation plans always introduces the possibility of unintended, unexpected auditor resignations.

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

      We and John M. Cook, our Chief Executive Officer, are defendants in a class action lawsuit initiated on June 6, 2000 in the United States District Court for the Northern District of Georgia, Atlanta Division (the “Securities Class Action Litigation”). A judgment against us in this case could have a material adverse effect on our results of operations and liquidity, while a judgment against Mr. Cook could adversely affect his financial condition and therefore have a negative impact upon his performance as our chief executive officer. Plaintiffs in the Securities Class Action Litigation have alleged in general terms that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating materially false and misleading information about a change in our method of recognizing revenue and in connection with revenue reported for a division. The plaintiffs further allege that these misstatements and omissions led to an artificially inflated price for our common stock during the putative class period, which runs from July 19, 1999 to July 26, 2000. This case seeks an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. Although we believe the alleged claims in this lawsuit are without merit and intend to defend the lawsuit vigorously, due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of this litigation.

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

      Our common stock is traded on The Nasdaq Stock Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:

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

Our ability to pay off or repurchase convertible notes, if required, may be limited.

      Our convertible notes are due in 2006. Additionally, in certain circumstances, including a change in control, the holders of the notes may require us to repurchase some or all of the convertible notes. We cannot assure that we will have sufficient financial resources at such time or would be able to arrange financing to pay the repurchase price of the convertible notes. Our ability to pay off when due or repurchase the convertible notes may be limited by law, the indenture, or the terms of other agreements relating to our senior indebtedness. For example, under the terms of our senior bank credit facility, the lenders under that facility are required to consent to any payment of principal under the convertible notes. We may be required to refinance our senior indebtedness in order to make such payments, and we can give no assurance that we would be able to obtain such financing on acceptable terms or at all.

FORWARD LOOKING STATEMENTS

      Some of the information in this Form 10-K contains forward-looking statements and information made by us that are based on the beliefs of management as well as estimates and assumptions made by and information currently available to our management. The words “could,” “may,” “might,” “will,” “would,” “shall,” “should,” “pro forma,” “potential,” “pending,” “intend,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “future” and other similar expressions generally identify forward-looking statements, including, in particular, statements regarding future services, market expansion and pending litigation. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned not to place undue reliance on these forward-looking statements. Such forward-looking statements reflect the views of our management at the time such statements are made and are subject to a number of risks, uncertainties, estimates and assumptions, including, without limitation, in addition to those identified in the text surrounding such statements, those identified under “Risk Factors” and elsewhere in this Form 10-K.

      Some of the forward-looking statements contained in this Form 10-K include:

•	statements regarding the Company’s expected future dependency on its major clients;

•	statements regarding market opportunities for recovery audit firms and the opportunities offered by the Accounts Payable Services business;

•	statements regarding the Company’s strategic business initiatives;

•	statements regarding conversion of a substantial number of the Company’s commercial clients from the “basic-scope” service model to the “broad-scope” service model;

•	statements regarding future revenues for international Accounts Payable Services including European revenue growth;

•	statements regarding the Company’s future revenues returning to pre-2002 seasonal patterns;

•	statements regarding future annualized cost savings;

•	statements regarding the future dilutive effect of shares subject to the convertible notes;

•	statements regarding the impact of newly-emerging procurement technologies involving the Internet and the lack of data type definitions on recovery audit opportunities;

•	statements regarding the expected relative return on investment and growth of the Accounts Payable Services business;

•	statements regarding the Company’s ability to maintain its client retention rates; and

•	statements regarding the sufficiency of the Company’s resources to meet its working capital and capital expenditure needs.

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

      The Company’s principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. The Company leases this space under an agreement expiring on December 31, 2014. The Company’s various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business. Prior to November 2002, the Company’s principal executive offices were located in approximately 95,000 square feet of office space in Atlanta, Georgia. The Company leased this space under various agreements. The Company is obligated under these leases until their expiration in February 2005.

      Excluding the lease for the Company’s principal executive offices, the majority of the Company’s real property leases are individually less than five years in duration. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter covered by this report, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Stock Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s senior bank credit facility specifically prohibit payment of cash dividends. As of February 29, 2004, there were approximately 9,000 beneficial holders of the Company’s common stock and 258 holders of record. The following table sets forth, for the quarters indicated, the range of high and low trading prices for the Company’s common stock as reported by Nasdaq during 2003 and 2002.

	High	Low
2003 Calendar Quarter
1st Quarter	$9.18	$6.72
2nd Quarter	8.99	5.85
3rd Quarter	6.85	4.96
4th Quarter	6.30	4.43

	High	Low
2002 Calendar Quarter
1st Quarter	$14.18	$7.61
2nd Quarter	16.25	11.55
3rd Quarter	14.99	8.83
4th Quarter	12.49	7.31

ITEM 6.	Selected Consolidated Financial Data

      The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2003. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by KPMG LLP, independent auditors. The Consolidated Balance Sheets as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003 and the independent auditors’ report thereon which refers to a change in accounting for goodwill and other intangible assets in 2002, are included in Item 8. of this Form 10-K. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal. Additionally, in January 2004, the Company consummated the sale of the remaining Communications Services operations. Selected consolidated financial data for the Company has been reclassified to reflect Logistics Management Services, the closed unit within Communications Services, the French Taxation Services business and the remaining Communications Services operations as discontinued operations, and all historical financial information contained herein has been reclassified to remove these businesses from continuing operations for all periods presented. Selected consolidated financial data for the Company was retroactively restated, as required under accounting principles generally accepted in the United States of America (“GAAP”), to include the accounts of Meridian and PRS International, Ltd., which were acquired in August 1999 and accounted for under the pooling-of-interests method. Further, during the fourth quarter of 2000, the Company’s Meridian and Channel Revenue businesses adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, retroactive to January 1, 2000. In accordance with the applicable requirements of GAAP, consolidated financial statements for periods prior to 2000 have not been restated with respect to the adoption of SAB No. 101. Additionally, the Company made the decision in the second quarter of 1999 to recognize revenue for all of its then-existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided to its historical client base (consisting primarily of retailers, wholesale distributors and governmental entities) at the time overpayment claims were presented to and approved by its clients. Due to the accounting change related to SAB No. 101 in 2000, certain financial statement amounts related to continuing operations for 2000 will not be directly comparable to corresponding amounts for 1999. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2003(1)(2)	2002(1)(3)(4)	2001(1)(5)	2000(1)(4)	1999(4)(6)

	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$375,701	$446,890	$296,494	$290,017	$287,345
Cost of revenues	233,689	253,852	168,537	170,438	155,326
Selling, general and administrative expenses	124,240	142,001	113,861	104,565	83,404
Impairment charges	206,923	—	—	—	—
Business acquisition and restructuring expenses(7)	—	—	—	—	13,341

Operating income (loss)	(189,151)	51,037	14,096	15,014	35,274
Interest (expense), net	(8,948)	(9,339)	(8,903)	(7,589)	(4,330)

Earnings (loss) from continuing operations before income taxes, minority interest, discontinued operations and cumulative effect of accounting changes	(198,099)	41,698	5,193	7,425	30,944
Income taxes	(35,484)	15,336	3,152	4,423	13,306

Earnings (loss) from continuing operations before minority interest, discontinued operations and cumulative effect of accounting changes	(162,615)	26,362	2,041	3,002	17,638
Minority interest in (earnings) of consolidated subsidiaries	—	—	—	—	(357)

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	(162,615)	26,362	2,041	3,002	17,281
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	1,267	(7,794)	(2,997)	(15,985)	10,155
Gain (loss) on disposal/retention of discontinued operations, including operating results for phase out period, net of income taxes	530	2,716	(82,755)	—	—

Earnings (loss) from discontinued operations	1,797	(5,078)	(85,752)	(15,985)	10,155

Earnings (loss) before cumulative effect of accounting changes	(160,818)	21,284	(83,711)	(12,983)	27,436
Cumulative effect of accounting changes, net of income taxes	—	(8,216)	—	(26,145)	(29,195)

Net earnings (loss)	$(160,818)	$13,068	$(83,711)	$(39,128)	$(1,759)

Cash dividends per share(8)	$—	$—	$—	$—	$0.01

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(2.63)	$0.42	$0.04	$0.06	$0.36
Discontinued operations	0.03	(0.08)	(1.77)	(0.33)	0.21
Cumulative effect of accounting changes	—	(0.13)	—	(0.53)	(0.61)

Net earnings (loss)	$(2.60)	$0.21	$(1.73)	$(0.80)	$(0.04)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(2.63)	$0.38	$0.04	$0.06	$0.35
Discontinued operations	0.03	(0.06)	(1.76)	(0.32)	0.20
Cumulative effect of accounting changes	—	(0.10)	—	(0.53)	(0.59)

Net earnings (loss)	$(2.60)	$0.22	$(1.72)	$(0.79)	$(0.04)

	December 31,

	2003(1)(2)	2002(1)(3)(4)	2001(1)(5)	2000(1)(4)	1999(4)(6)

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,658	$14,860	$33,334	$18,748	$23,593
Working capital(9)	1,715	35,562	39,987	156,944	150,701
Total assets	426,049	585,780	379,260	497,364	476,694
Long-term debt, excluding current installments and loans from shareholders	—	26,363	—	153,563	92,811
Convertible notes	122,395	121,491	121,166	—	—
Total shareholders’ equity	173,130	337,885	168,095	247,529	294,970

(1)	During January 2004, the Company completed the sale of its remaining Communications Services operations (acquired in 2000). In accordance with GAAP, Communications Services has been reflected as discontinued operations for all periods presented. See Notes 2 and 18(a) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(2)	During 2003, the Company recognized impairment charges related to goodwill, intangible assets with indefinite lives and long-lived assets. See Notes 1(i) and 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(3)	During 2002, the Company completed the acquisitions of the businesses of HSA-Texas and affiliates accounted for as a purchase.

(4)	In 2002, the Company incurred a charge in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. Additionally, in 2000 and 1999, the Company changed its method of accounting for revenue recognition. During the fourth quarter of 2000, the Company’s Meridian and Channel Revenue businesses adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, retroactive to January 1, 2000. The Company made the decision in the second quarter of 1999 to recognize revenue for all of its then-existing operations when it invoices clients for its fee retroactive to January 1, 1999. The Company had previously recognized revenue from services provided at the time overpayment claims were presented to and approved by its clients.

(5)	During 2001, the Company completed the sale of its French Taxation Services business and Logistics Management Services segment at net losses of $54.0 million and $19.1 million, respectively. See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(6)	During 1999, the Company completed six acquisitions, accounted for as purchases, consisting of Payment Technologies, Inc. (April), Invoice and Tariff Management Group, LLC (June), AP SA (October), Freight Rate Services, Inc. (December), Integrated Systems Consultants, Inc. (December) and minority interests in three subsidiaries of Meridian VAT Corporation Limited (December).

(7)	Consists of merger-related charges relating to businesses acquired under the pooling-of-interests accounting method and certain restructuring charges.

(8)	Cash dividends per share represent distributions by PRS International, Ltd. to its shareholders.

(9)	Reflects December 31, 2004 maturity of the Company’s line of credit and reclassification to current liabilities at December 31, 2003.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Revenue Recognition

      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit services to be provided by the Company, (c)the clients’ duties in assisting and cooperating with the Company, and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified.

      In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as a recovery of cash from the vendor or a reduction to the vendor’s accounts payable balance.

      The Company recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim business unit (“Meridian”) and Channel Revenue, a division of Accounts Payable Services. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured.

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

      The Company derives an insignificant amount of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when criteria (a) through (d) as set forth above are met.

Impairment Charges

      During the fourth quarter of 2003, the Company recorded impairment charges of $206.9 million, pre-tax, related to the impairment of goodwill, impairment of intangible assets with indefinite lives and impairment of internally developed software. These charges are part of the Company’s results from continuing operations in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 included in Item 8. of this Form 10-K.

      During the fourth quarter of 2003, the Company conducted its long-term strategic planning process for 2004 and future years with specific focus on 2004. The plan involved receiving a detailed “bottom-up” revenue outlook for 2004 from all components of the Company. This outlook supported the conclusion that the Company’s 2003 reductions in domestic revenues were not anticipated to reverse during 2004. The completion of the Company’s strategic planning process provided the first clear indication that previous near-term domestic growth projections for Accounts Payable Services were no longer achievable.

      The Company, working with its independent valuation advisors, completed the required annual impairment testing of goodwill and other intangible assets with indefinite lives in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets during the fourth quarter of 2003. The valuation requires an estimation of the fair value of the asset being tested. The fair value of the asset being tested is determined, in part, based on the sum of the discounted future cash flows expected to result from its use and eventual disposition. This analysis requires the Company to provide its advisors with various financial information, including but not limited to, its projected financial results for the next several years. The Company’s revised 2004 and subsequent years’ projections for financial performance, as mentioned in the previous paragraph, were incorporated into the calculation of discounted cash flows required for the valuation under SFAS No. 142.

      The provisions of SFAS No. 142 require that the Company review the carrying value of goodwill for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated discounted future cash flows expected to result from its use and eventual disposition. Based upon the valuation analysis of the Company’s goodwill assets, the recommendation of the advisors indicated, and the Company concluded, that all net goodwill balances relating to its Meridian reporting unit and a significant portion of the goodwill associated with the Company’s Accounts Payable Services business were impaired. The Company recorded a charge of $8.2 million related to the write-off of Meridian’s goodwill. There was no tax benefit associated with this charge. Additionally, the Company recognized a before-tax charge of $193.9 million for the partial write-off of goodwill related to Accounts Payable Services. These pre-tax charges have been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 included in Item 8. of this Form 10-K. The Company recorded an income tax benefit of $37.0 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $156.9 million. (See Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.)

      The provisions of SFAS No. 142 require that the Company review the carrying value of intangible assets with indefinite useful lives for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated discounted future cash flows expected to result from its use and eventual disposition. During the fourth quarter of 2003, the Company worked with its independent valuation advisors and completed the analysis of its trade name. Since the discounted expected future cash flows were determined to be less than the carrying value of the Company’s trade name, an impairment loss of $3.0 million was recognized. This pre-tax charge is equal to the amount by which the carrying value exceeded the fair value of the asset and has been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 included in Item 8. of this Form 10-K. The Company recognized a tax benefit of $1.2 million related to this charge. (See Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.)

      The provisions of SFAS No. 142 require that the Company review the carrying value of intangible assets with definite useful lives in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The provisions of SFAS No. 144 require that the Company review the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. During the fourth quarter of 2003, the Company worked with its independent valuation advisors and completed the analysis of the Company’s acquisition-related customer relationships asset. Since the undiscounted expected future cash flows were determined to be in excess of the carrying value of the Company’s customer relationships asset, no impairment was indicated. (See Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.)

      The provisions of SFAS No. 144 require that the Company review the carrying value of long-lived assets for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In conjunction with the Company’s Strategic Business Initiatives for the Accounts Payable Services Business, as discussed below, it was concluded that certain internally-developed audit software would be abandoned in favor of a new software development project whereby the best attributes of all existing Company-owned audit software packages would be synthesized into a composite “best functionality” package. As a result of this software abandonment, an impairment loss of $1.8 million was recognized during 2003. This pre-tax charge is equal to the carrying value of the software abandoned and has been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 included in Item 8. of this Form 10-K. The Company recognized a tax benefit of $0.7 million related to this charge. (See Note 1(i) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

Strategic Business Initiatives for the Accounts Payable Services Business

      During the fourth quarter of 2003, the Company finalized its strategy to revitalize the business and respond to the changing competitive environment. The Company’s strategic plan focuses on a series of initiatives designed to maintain its dedicated focus on the Company’s clients and rekindle its growth. Specifically, the Company plans to (1) Focus on the core Accounts Payable Services business; (2) Evolve the service model; (3) Grow the domestic Accounts Payable Services business; (4) Grow the international Accounts Payable Services business; (5) Develop new business; and (6) Maintain high client retention rates. See Part I, Item 1. “Business — The PRG-Schultz Strategy”.

      The Model Evolution work will initially concentrate on the U.S. Accounts Payable Services business and domestic corporate support functions. The Company will be conducting the U.S.-based aspect of its work through most of 2004 and continues to drive towards a goal of annualized cost savings of approximately $16.0 million to $20.0 million upon completion of the U.S.-based work effort. A significant portion of these expected cost savings are being targeted for reinvestment to fund the cost of new growth initiatives, including significant additional financial commitments to international Accounts Payable Services expansion and new business development. In conducting this service model initiative, the Company is incurring significant expenses for items such as employee severances, the closure of offices and the fees of outside advisors.

Other Developments

      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations, to TSL (DE) Corp., a newly-formed company whose principal investor is One Equity Partners, the private equity division of Bank One. The division was sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of the Communications Services business. The Company anticipates recognizing an after-tax gain on the sale of approximately $8.3 million, subject to possible adjustments for the final determination of the sale-date working capital transferred, and finalization of the effective tax rate to be applied (see Note 18(a) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      As required, the Company reduced outstanding borrowings under its Credit Agreement by the $17.0 million of net cash proceeds received from the sale of the remaining Communications Services operations. In conjunction with the reduction in outstanding borrowings, the facility was permanently reduced to $38.0 million. Along with the reduction in the facility, the requirement for the Company to maintain $10.0 million in cash as an unrestricted compensating balance was eliminated (see Notes 9 and 18 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      On March 4, 2004, the Company and the Banking Syndicate entered into an additional amendment to the Credit Agreement (the “5th Amendment”). The 5th Amendment serves to exclude the fourth quarter 2003 pre-tax impairment charge of $3.0 million related to the Company’s trade name (see Note 7(b) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K) and the fourth quarter 2003 pre-tax impairment charge of $1.8 million related to the abandonment of certain internally-developed audit software (see Note 1(i) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K) from future period financial ratio covenant calculations. As of December 31, 2003, the Company was in full compliance with the debt covenants contained in the Credit Agreement, as amended at that time. The 5th Amendment provides the Company with additional flexibility under its future financial ratio covenant calculations.

Critical Accounting Policies

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      The Company’s significant accounting policies are more fully described in Note 1 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. Accounting policies that involve the use of estimates that meet both of the following criteria are considered by management to be “critical” accounting policies. First, the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

      In addition to estimates that meet the “critical” estimate criteria, the Company also makes many other accounting estimates in preparing its consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accounts receivable allowance for doubtful accounts, goodwill and other intangible assets and income taxes. Management bases its estimates and judgments on historical experience, information available prior to the issuance of the consolidated financial statements and on various other factors that are believed to be reasonable under the circumstances. This information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results can occur as circumstances change and additional information becomes known, including changes in those estimates not deemed “critical”.

      Management believes the following critical accounting policies, among others, involve its more significant estimates and judgments used in the preparation of its consolidated financial statements. The development and selection of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-K have been discussed with the audit committee of the Board of Directors.

•	Revenue Recognition. The Company recognizes revenue on the invoice basis except with respect to its Meridian business unit and Channel Revenue, a division of Accounts Payable Services, where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in SAB No. 101, Revenue Recognition in Financial Statements. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met, particularly the determination of the timing of economic benefit being received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. The Company evaluates the adequacy of the allowances on a periodic basis. The valuation includes, but is not limited to, historical loss experience, the aging of current accounts receivable balances and provisions for adverse situations that may affect a client’s ability to pay. If the evaluation of reserve requirements differs from the actual aggregate reserve, adjustments are made to the reserve. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. If the financial condition of the Company’s clients were to deteriorate, or their operating climates were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made. Conversely, if a client subsequently remits cash for an accounts receivable balance which has previously been written off by establishing a partial or full reserve, it could result in increased operating income in the period in which the payment is received.

•	Goodwill and Other Intangible Assets. As of December 31, 2003, the Company had a consolidated goodwill asset of $170.6 million relating to the Accounts Payable Services segment and other intangible assets of $31.6 million, including intangible assets with indefinite useful lives of $6.6 million, relating to the Accounts Payable Services segment (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

As discussed above, during the fourth quarter of 2003, the Company recorded impairment charges of $206.9 million, pre-tax, related to the impairment of goodwill, impairment of intangible assets with indefinite lives and impairment of internally developed software.

The goodwill impairment valuation is a two-part test. First, the fair value of each reporting unit is developed and compared with its recorded book value. If the fair value is less than book value, a second test is required. The determination of any potential impairment of goodwill and other intangible assets depends on several underlying factors and assumptions, including the overall value of the Company and its reporting units, as well as the cost of capital and specific characteristics of these intangible assets. Goodwill, by definition, is the residual amount in a transaction after value is ascribed to all other identifiable tangible and intangible assets. The implied fair value of goodwill will vary based on the overall value of the reporting unit, the number of identifiable tangible and intangible assets and the value ascribed to these assets. In an assessment for impairment of goodwill in which a reporting unit fails the first step of the impairment test, the value ascribed to various “internally-created” intangible assets (not recognized and recorded in the Company’s balance sheet) could cause a potentially higher goodwill impairment. This is due to the fact that, by ascribing value to non-recorded intangible assets (in the theoretical purchase price allocation required by SFAS No. 142) a lesser residual amount is calculated, thus implying a lower fair value of goodwill.

Similar factors also impact the impairment of certain other intangible assets as these are often based on the level of revenue growth and profitability of the Company, or of the reporting unit in which they reside, and their contributed operating cash flows. Impairment testing of intangible assets with indefinite useful lives is also further impacted by changes to the cost of capital since these assets are tested on a fair value basis under SFAS No. 142. As the cost of capital increases, all other things being equal, the implied fair value of the indefinite useful life intangible assets will be lower and may potentially result in impairment. Impairment testing of amortizable intangible assets is not impacted by changes to the cost of capital because it is based on gross or undiscounted cash flows.

To the extent that management (or its independent valuation advisors) misjudges or miscalculates any of the critical factors necessary to determine whether or not there is a goodwill or other intangible assets impairment, or if any of the Company’s goodwill or other intangible assets are accurately determined to be impaired, future earnings could be materially adversely impacted.

•	Income Taxes. The Company’s reported effective tax rate approximated 18% (a benefit), 37% and 61% for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements included in Item 8. of this Form 10-K is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, and some are timing differences, such as depreciation expense. Timing differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the income statement. The Company establishes valuation allowances to reduce deferred tax assets to the amounts that it believes are more likely than not to be realized. These valuation allowances are adjusted in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in the Company’s consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns but has not yet been recognized as an expense in its consolidated financial statements. The Company’s effective tax rate includes the impact of reserve provisions and changes to reserves that it considers appropriate. This rate is then applied to the annual operating results. In the event that there is a significant unusual or one-

time item recognized in the Company’s operating results, such as impairment charges recognized in the fourth quarter of 2003, the tax attributable to that item is separately calculated and recorded concurrent with the unusual or one-time item.

The derivation of the effective tax rate, deferred tax assets and liabilities, and any required valuation allowances is inherently subjective, as it requires the use of highly complex estimates and assumptions that are susceptible to revision as more information becomes available. As of December 31, 2003, the Company’s Consolidated Balance Sheet included in Item 8. of this Form 10-K reflects net deferred income tax assets of $74.6 million ($9.2 million current and $65.4 million long-term). While the Company has considered anticipated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances, in the event the Company were to determine that it would not be able to realize all or any portion of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should the Company determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made. Additionally, to the extent that management misjudges or miscalculates any of the critical factors necessary to determine the effective tax rate and the tax rate for one-time charges, current period earnings could be misstated.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,

	2003	2002	2001

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.2	56.8	56.8
Selling, general and administrative expenses	33.1	31.8	38.4
Impairment charges	55.0	—	—

Operating income (loss)	(50.3)	11.4	4.8
Interest (expense), net	(2.4)	(2.1)	(3.0)

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(52.7)	9.3	1.8
Income taxes	(9.4)	3.4	1.1

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(43.3)	5.9	0.7
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	0.4	(1.7)	(1.0)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase out period, net of income taxes	0.1	0.6	(27.9)

Earnings (loss) from discontinued operations	0.5	(1.1)	(28.9)

Earnings (loss) before cumulative effect of accounting change	(42.8)	4.8	(28.2)
Cumulative effect of accounting change, net of income taxes	—	(1.9)	—

Net earnings (loss)	(42.8)%	2.9%	(28.2)%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

Accounts Payable Services

      Revenues. Accounts Payable Services revenues for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Domestic Accounts Payable Services revenue:
Retail	$171.0	$231.4	$130.9
Commercial	47.4	70.5	71.9

	218.4	301.9	202.8
International Accounts Payable Services revenue	116.9	111.4	61.8

Total Accounts Payable Services revenue	$335.3	$413.3	$264.6

      For the year ended December 31, 2003 compared to the year ended December 31, 2002, the Company experienced a decline in revenues for domestic retail Accounts Payable Services. This decline was primarily the result of: (a) revenues lost in 2003 as certain larger clients of the post-merger PRG-Schultz combined operation utilized other recovery audit service providers for a portion of their overall needs, (b) revenues lost in 2003 after one of the Company’s larger clients filed for Chapter 11 Bankruptcy Reorganization on April 1, 2003, (c) a generally weak retailing environment in which aggregate client purchasing volumes have been depressed, (d) changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated and some claims have even lapsed as unrecoverable due to additional challenges associated with the passage of time, and (e) reduced claims due to improvements in some clients’ internal recovery capabilities. The Company believes that well-publicized inquiries during 2003 by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend will most likely continue into 2004.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during 2003 compared to 2002. The year-over-year decreases were largely due to fewer audit starts as a result of the nature of the commercial audit cycle, as discussed further below. Also contributing to the decrease in revenues from commercial clients is the maturing of the market for providing “basic-scope” recovery audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States. To date, “basic-scope” audit recovery services have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period to period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. Until and unless the Company can convert a substantial number of its current domestic commercial Accounts Payable Services clients to “broad-scope” audits (which typically entail a vast expansion of recovery categories reviewed by the Company’s auditors), or sell and deliver such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients are likely to be adversely impacted due to intense and ongoing competitive pressures with respect to the historical “basic-scope” service model.

      The increase in revenues from domestic Accounts Payable Services operations for the year ended December 31, 2002 compared to the same period of 2001 was primarily due to clients gained through the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates.

      The increase in revenues from international Accounts Payable Services for the year ended December 31, 2003, compared to the same period of the prior year, is primarily attributable to increased revenues generated by the Company’s Canadian operations combined with increased revenues from one large client acquired as part of the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates for which the Company provides airline ticket revenue recovery audit services, as well as increased revenues generated by the Company’s Asian operations. The Company’s Canadian operations experienced increased revenues period over period as a result of a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The increase in year-over-year revenues generated by airline ticket revenue recovery audit services was due to a change in the Company’s contract arrangement with one large client and an increase in the number of categories on which the Company has been able to write claims. The increased revenues year over year experienced by the Asian operations resulted from the fact that during the quarter ended March 31, 2002, the Company recorded no revenues from its Asian operations due to certain transitional considerations associated with the acquisitions of the businesses of HSA-Texas and affiliates. Partially offsetting these increases in international revenues were declines in revenues from the Company’s Latin American and European operations. Revenues from the Company’s Latin American operations were down year over year primarily due to decreases in revenues generated from its client base. The decline in revenues from European accounts, primarily within the United Kingdom, was due to a decrease in revenues generated from the existing client base as a result of a year-over-year change in client mix. Partially offsetting this decline was a strengthening of the local currency to the U.S. dollar during 2003 when compared to currency rates for the same period of the prior year.

      The growth in revenues from the international Accounts Payable Services operations for the year ended December 31, 2002 compared to the same period of 2001 was consistent with the growth in revenues from domestic Accounts Payable Services operations for the same period and was also mainly driven by the Company’s January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. The international operations acquired as part of the acquisitions had a client base that was predominately resident in Europe and Canada, where the majority of the year-over-year increase in revenues from international Accounts Payable Services occurred. Also contributing to the increase were increased revenues for the Company’s Latin American operations, primarily due to increased revenues from existing clients and new business generated as the Company continued to expand in this area.

      Cost of Revenues (“COR”). COR consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR for the Company’s domestic Accounts Payable Services operations are variable compensation-related costs and will increase or decrease with increases and decreases in revenues. The COR support base for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. The Company’s international Accounts Payable Services also have a portion of their COR, although less than domestic Accounts Payable Services, that will vary with revenues. The lower variability is due to the predominant use of salaried auditor compensation plans in most emerging-market countries.

      Accounts Payable Services COR for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Domestic Accounts Payable Service COR	$135.4	$164.6	$111.0
International Accounts Payable Services COR	76.0	66.9	33.3

Total Accounts Payable Services COR	$211.4	$231.5	$144.3

      The dollar decrease in COR for 2003 compared to 2002 for domestic Accounts Payable Services was primarily due to lower revenues during 2003 and correspondingly lower costs that vary with revenues. Also contributing to the decrease in COR for domestic Accounts Payable Services was the elimination of transitional expenses for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates incurred by the Company during the year ended December 31, 2002. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable Services increased significantly to 62.0% for the year ended December 31, 2003, up from 54.5% for 2002. Although, as a result of decreased revenues, the Company has experienced a decrease in the variable cost component of COR, the Company continues to incur certain fixed costs that are a significant component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher COR as a percentage of revenues on a comparable basis. The Company believes that if revenues remain at lower than historical levels, COR as a percentage of revenues for the Company’s Accounts Payable Services operations will remain at higher levels than in prior periods.

      For the year ended December 31, 2002, on a dollar basis, domestic Accounts Payable Services COR increased over the prior year primarily due to increased expenses associated with increased year-over-year revenues. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable Services for the year ended December 31, 2002 was 54.5% of domestic Accounts Payable Services revenues, comparable to 54.7% for the same period of 2001.

      On a dollar basis, 2003 COR for the Company’s international Accounts Payable Services increased over the same period of the prior year primarily due to increases attributable to currency fluctuations in the countries in which the Company operates, combined with local-currency increases in COR associated with airline ticket revenue recovery audit services currently provided to one large client, and to a lesser degree, local-currency increases in COR for the Company’s Asian operations. Partially offsetting these increases were local-currency decreases in COR experienced by the Company’s Latin American operations. The increase in COR for international Accounts Payable Services with airline ticket revenue recovery audit services currently provided to one large client directly related to increased revenues derived from this client, as discussed above, when compared to the same period of the prior year. The improvement in COR for the Company’s Latin American operations was primarily due to a reduction in personnel and a change in the commission structure for some of the auditors in the Latin American operations.

      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the year ended December 31, 2003 was 65.0%, up from 60.0% in the comparable period of 2002. The increase in COR as a percentage of revenues for international Accounts Payable Services for the year ended December 31, 2003, as compared with the same period of the prior year, was predominately due to the Company’s European operations. As a result of decreased revenues, the Company’s European operations experienced a decrease in the variable cost component of COR. However, the European operations continue to incur certain fixed costs that are a component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher overall COR as a percentage of revenues. Although the Company believes that its European revenues will grow in 2004 over levels achieved in 2003, if those revenues were to remain at lower than historical levels, COR as a percentage of revenues for the Company’s international Accounts Payable Services operations will remain at a higher level than in prior periods.

      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the year ended December 31, 2002 was 60.0%, up from 53.8% in the comparable period of 2001. The year-over-year increase in the COR, on a dollar basis and as a percentage of revenues for international Accounts Payable Services was driven primarily by the Company’s European operations. The overall cost structure of the European operations was significantly impacted by the acquisitions of the businesses of HSA-Texas and affiliates. For the better part of the year ended December 31, 2002, the majority of the European auditors acquired through the acquisitions retained their independent contractor status. As independent contractors, their compensation structure was higher than the compensation structure of the Company’s employee associates. As of December 31, 2002, the Company was successful in transitioning a majority of the European independent contractors to employees. However, the UK auditors acquired through the acquisitions are currently anticipated to retain their independent contractor status for the foreseeable future. The year-over-year increase in COR, on a dollar basis and as a percentage of revenues in international Accounts Payable Services operations was also impacted to a lesser degree by COR related to the Company’s Pacific operations.

The Pacific operations experienced an increase in COR as a percentage of revenues and on a dollar basis, primarily due to increased payroll expense as additional auditors were hired during 2002 to support the increase in new clients. New auditors are hired at a fixed compensation rate resulting in higher COR as a percentage of revenues during the ramp up period, which can be six to nine months. After the ramp up period, these auditors are usually transitioned to a variable based compensation structure.

      Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. The SG&A support base for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.

      Accounts Payable Services SG&A for the years ended December 31, 2003, 2002 and 2001 were as follows (in millions):

	2003	2002	2001

Domestic Accounts Payable Service SG&A	$37.9	$42.0	$50.1
International Accounts Payable Services SG&A	27.1	25.8	17.9

Total Accounts Payable Services SG&A	$65.0	$67.8	$68.0

      On a dollar basis, the 2003 decrease in SG&A expenses for the Company’s domestic Accounts Payable Services operations, when compared to 2002, was primarily the result of the integration of the Company’s domestic commercial Accounts Payable Services operations with the domestic retail Accounts Payable Services operations during the fourth quarter of 2002. As a result of the integration, the Company had lower payroll expenses due to staffing reductions and a decrease in other support costs.

      For the 2002 period compared to the 2001 period, the year-over-year dollar improvement in SG&A expenses for the Company’s domestic Accounts Payable Services operations resulted from both the cessation of goodwill amortization as of January 1, 2002, pursuant to SFAS No. 142, and a reduction in bad debt expense, partially offset by additional payroll and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates. For purposes of comparison, during the year ended December 31, 2001, the Company incurred $8.2 million of goodwill amortization expense related to domestic Accounts Payable Services.

      The increase in SG&A expenses, on a dollar basis, for the year ended December 31, 2003 compared to the year ended December 31, 2002 for international Accounts Payable Services resulted primarily from increased SG&A expenses experienced by the Company’s European operations, partially offset by lower SG&A expenses incurred by the Company’s Latin American operations and the elimination of transitional expenses for integration efforts incurred during the year ended December 31, 2002 in connection with the acquisitions of the businesses of HSA-Texas and affiliates. The Company’s European operations experienced an increase in SG&A expenses due to increased support costs and fluctuations of the local currency for various countries of operations relative to the U.S. dollar when compared to currency rates for the same period of the prior year. SG&A from the Company’s Latin American operations was lower for the year ended December 31, 2003 when compared to the same period of 2002 primarily due to currency fluctuations period over period.

      For 2002 compared to 2001, the year-over-year dollar increase in SG&A expenses for international Accounts Payable Services was the result of an increase in staffing and other expenses required to support the acquisitions of the businesses of HSA-Texas and affiliates and transitional expenses and non-recurring charges related to realignment and integration activities, partially offset by a slight decrease in bad debt expense for the Company’s international Accounts Payable Services operations.

Meridian VAT Reclaim

      Meridian’s operating income for the years ended December 31, 2003, 2002 and 2001 was as follows (in millions):

	2003	2002	2001

Revenues	$40.4	$33.6	$31.9
Cost of revenues	22.3	22.4	24.2
Selling, general and administrative expenses	6.2	6.5	7.7

Operating income	$11.9	$4.7	$—

      Revenues. Meridian recognizes revenue on the cash basis in accordance with SAB No. 101. Based on the guidance in SAB No. 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. As a result of Meridian’s revenue recognition policies, its revenues can vary markedly from period to period.

      Revenue generated by Meridian increased for the year ended December 31, 2003 over the comparable period of 2002 primarily due to higher refunds received from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country. During the first six months of 2003, the tax authorities for various countries paid claims that, in some cases, had been outstanding in excess of two years. The VAT tax authorities’ payment of this substantial backlog of claims resulted in an unusually high revenue increase in 2003 in comparison to 2002, and is not expected to continue past 2003. Partially offsetting this increase was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $1.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. The Company believes that this trend will continue into 2004 (see Note 14(b) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

      For the year ended December 31, 2002 compared to the same period of the prior year, the Company’s Meridian operations experienced an increase in revenues. This increase was primarily due to an increase in claims with a higher fee percentage and, to a lesser degree, an increase in non-VAT processing services offered to clients.

      COR. COR consists principally of compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. COR for the Company’s Meridian operations is largely fixed and, for the most part, will not vary significantly with changes in revenue.

      For the year ended December 31, 2003 compared to the year ended December 31, 2002, COR for Meridian was relatively stable on a dollar basis. COR as a percentage of revenues for Meridian was 55.1% for the year ended December 31, 2003, compared to 66.6% for the same period of 2002. The improvement in COR as a percentage of revenues for Meridian was the result of a significant increase in revenues as discussed above combined with a stable COR.

      COR for Meridian was 66.6% of revenues for the year ended December 31, 2002, compared to 75.9% of revenues for the year ended December 31, 2001. Meridian implemented cost savings initiatives during 2002 including a streamlining of the workforce resulting in a reduction in COR on a dollar basis. The increase in revenues combined with reductions in COR on a dollar basis during 2002 yielded a lower COR as a percentage of revenues for 2002 when compared to the same period of the prior year.

      SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of the

Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.

      On a dollar basis, the decrease in Meridian’s SG&A for 2003 compared to 2002 was the result of a reduction in foreign currency exchange losses experienced by Meridian during the year ended December 31, 2003 partially offset by recognized losses related to its joint venture, TVR. Prior to the third quarter of 2002, Meridian maintained a Receivable Financing Agreement (the “Agreement”) with Barclays Bank plc (“Barclays”). Meridian recognized a loss on this facility during 2002 due to foreign exchange rate fluctuations related to the facility. Meridian paid off and terminated the facility in the third quarter of 2002, thereby eliminating these foreign exchange losses during 2003. Also contributing to the reduction in foreign currency losses were translation gains recognized during 2003 related to foreign currency deposits and loans. Partially offsetting the reduction in currency losses were recognized losses related to Meridian’s joint venture, TVR. During the fourth quarter of 2003, Meridian recognized a loss of $0.8 million, its share of losses generated by the TVR joint venture. No income or loss from TVR was recognized during the prior year, as TVR’s operations were break-even.

      For the year ended December 31, 2002, Meridian’s dollar improvement in SG&A compared to the same period of 2001 was due to reductions in its third party marketing fees and a reduction in year-over-year losses due to the impact of foreign exchange rate fluctuations upon the facility with Barclays. As a result of the termination of the facility in 2002, Meridian only incurred three quarters of expense for this facility in 2002 compared to a full year’s expense in 2001. Also contributing to the decrease in SG&A expenses was the cessation of goodwill amortization as of January 1, 2002, pursuant to SFAS No. 142. For purposes of comparison, during the year ended December 31, 2001, Meridian incurred $0.5 million of goodwill amortization.

Corporate Support

      SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the years ended December 31, 2003, 2002 and 2001 (in millions):

	2003	2002	2001

Selling, general and administrative expenses	$53.0	$67.7	$38.2

      The year-over-year improvement in SG&A for corporate overhead from 2002 to 2003, on a dollar basis, was primarily the result of the elimination of transitional expenses incurred by the Company during 2002 and a reduction in bonus-related compensation expense for 2003. During the year ended December 31, 2002, the Company incurred transitional expenses related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas and affiliates. The year-over-year improvement in SG&A for corporate overhead was partially offset by increases in expenditures for outside consultancy services associated with the development and implementation of strategic initiatives, and expenditures for legal services. Also offsetting the improvement in SG&A for corporate overhead was a dollar increase in support costs during 2003 resulting from the 2002 integration of the Company’s commercial operations as well as certain other employee severance and lease termination expenses.

      For the year ended December 31, 2002 compared to the same period of 2001, the increase in corporate overhead SG&A expenses on a dollar basis was due to a number of factors. During 2002, the Company experienced increased payroll expenses as a result of increased incremental staffing and transitional expenses related to consultancy services for HSA-Texas integration efforts. Additionally, the Company incurred costs related to the relocation of the Company’s corporate office. During 2002, costs were incurred related to the integration of the domestic retail and domestic commercial operations and consolidation of certain functional support areas, increased depreciation expense as a result of increases in property and equipment, amortization of certain intangible assets with finite lives that were assigned a value as part of the acquisitions of the businesses of HSA-Texas and affiliates, increased incremental information technology expenses for HSA-Texas integration efforts, and additional expenses incurred to support the expanded field operations due to the acquisitions of the businesses of HSA-Texas and affiliates.

Discontinued Operations

      During 2003, the Company recognized net earnings from discontinued operations of $1.8 million. Net earnings generated by the Company’s Communications Services operations that were sold in January 2004 were $1.3 million. Communications Services has been reclassified to discontinued operations for all periods presented. The Company also recognized a gain on the sale of discontinued operations of approximately $0.5 million, net of tax expense of approximately $0.4 million. This gain represented the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      For the year ended December 31, 2002, the Company recognized a net loss from discontinued operations of $5.1 million. This net loss was comprised of three items: (1) a loss related to Communications Services operations arising from a cumulative effect of an accounting change, net of earnings of Communications Services for 2002, (2) a gain resulting from the retention of formerly discontinued operations and (3) receipt of a revenue-based royalty from the sale of the Logistics Management Services segment in October 2001.

      The first component of the 2002 loss from discontinued operations was a loss related to Communications Services operations arising from a cumulative effect of an accounting change, net of earnings of Communications Services for 2002. The Company adopted SFAS No. 142, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with its independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services operations were impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $14.8 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $5.8 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $9.0 million. Net earnings generated by Communications Services during 2002 of $1.2 million partially offset this loss.

      Offsetting the 2002 loss from discontinued operations was a gain resulting from the retention of formerly discontinued operations. On January 24, 2002, the Company’s Board of Directors made a decision to retain formerly discontinued operations, Meridian, the Communications Services business and the Channel Revenue, and to reinstate these businesses as part of continuing operations until such time as market conditions were more conducive to their sale. As a result of this decision, the Company recognized a net gain of $2.3 million. This gain represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.

      Additionally, during 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million. This gain related to the receipt a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

      In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian, the Logistics Management Services segment, the

Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment.

      The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. Additionally, in December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      For the year ended December 31, 2001, the Company incurred a loss from discontinued operations of $85.8 million. The Company generated an after-tax loss from discontinued operations of $3.0 million related to French Taxation Services and Communications Services for the year ended December 31, 2001. The Company also incurred a loss from discontinued operations in the phase-out period of $4.6 million related to Logistics Management Services, the unit within Communications that was closed and net losses from discontinued operations that were subsequently retained. Also, approximately $78.2 million of the loss for the year ended December 31, 2001 was due to the losses on the sales of the French Taxation Services business and the Logistics Management Services segment of approximately $54.0 million and $19.1 million, respectively, as well as the closing of a unit within the Communications Services segment which resulted in a loss of approximately $5.1 million.

      As required under GAAP, during 2001 the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations including operating results for the phase-out period, net of tax. Due to the negative impact of then prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the then discontinued operations, the Company concluded as of September 2001 that there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge was comprised of an adjustment to the net proceeds anticipated to be received upon the sale of the then discontinued operations, estimated net earnings (losses) from the then discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ended March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment that was subsequently sold on October 30, 2001. The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment. Additionally, the $31.0 million charge included approximately $2.3 million in net loss from discontinued operations that were subsequently retained.

Cumulative Effect of Accounting Change

      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Channel Revenue unit was impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $13.5 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $5.3 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $8.2 million.

Other Items

      Interest (Expense), Net. Interest (expense) was $8.9 million, $9.3 million and $8.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s interest expense for the years ended December 31, 2003 and 2002 was comprised of interest expense and amortization of the discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The decrease in interest expense for 2003 compared to 2002 was due to the debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates being paid off during the second quarter of 2003. For the year ended December 31, 2002 compared to the same period of 2001, the Company had increased interest expense related to the convertible notes (issued in the fourth quarter of 2001) and additional interest expense as a result of debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates in January 2002. These increases in interest expense were partially offset by lower interest expense on bank borrowings, when compared to the prior year. The decrease in interest expense on bank debt was due to lower principal balances outstanding on bank borrowings and a lower average interest rate. The majority of the Company’s interest expense for 2001 related to its former senior bank credit facility.

      Income Tax Expense (Benefit). The provisions for income taxes for the three years ended December 31, 2003, 2002 and 2001 consist of federal, state and foreign income taxes. The Company’s reported effective tax rate approximated 18% (a benefit), 37% and 61% for the years ended December 31, 2003, 2002 and 2001, respectively. The change in rate from 37% in 2002 to an 18% benefit in 2003 was primarily the result of impairment charges in 2003 that created non-tax deductible goodwill. The decrease in the Company’s tax rate in 2002 when compared to 2001 was due to an increase in pre-tax earnings, the cessation of goodwill amortization under SFAS No. 142 in 2002 and the implementation of tax planning strategies to minimize the effect of certain foreign operating subsidiary losses.

Quarterly Results

      The following tables set forth certain unaudited quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2003 and 2002. The information has been derived from unaudited Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2003 Quarter Ended				2002 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands)
Revenues	$96,593	$95,023	$88,221	$95,864	$107,781	$114,006	$111,329	$113,774
Cost of revenues	59,034	57,566	57,155	59,934	60,969	65,856	61,737	65,290
Selling, general and administrative expenses	28,793	28,940	32,649	33,858	35,937	34,233	33,129	38,702
Impairment charges	—	—	—	206,923	—	—	—	—

Operating income (loss)	8,766	8,517	(1,583)	(204,851)	10,875	13,917	16,463	9,782
Interest (expense), net	(2,212)	(2,218)	(2,234)	(2,284)	(2,245)	(2,428)	(2,485)	(2,181)

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	6,554	6,299	(3,817)	(207,135)	8,630	11,489	13,978	7,601
Income tax expense (benefit)	2,440	2,334	(1,465)	(38,793)	3,278	4,131	5,136	2,791

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	4,114	3,965	(2,352)	(168,342)	5,352	7,358	8,842	4,810
Discontinued operations:
Earnings (loss) from discontinued operations	231	358	438	240	(8,979)	433	467	285
Gain on disposal/retention of discontinued operations	324	—	206	—	2,310	—	406	—

Earnings (loss) from discontinued operations	555	358	644	240	(6,669)	433	873	285

Earnings (loss) before cumulative effect of accounting change	4,669	4,323	(1,708)	(168,102)	(1,317)	7,791	9,715	5,095
Cumulative effect of accounting change	—	—	—	—	(8,216)	—	—	—

Net earnings (loss)	$4,669	$4,323	$(1,708)	$(168,102)	$(9,533)	$7,791	$9,715	$5,095

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.06	$(0.04)	$(2.74)	$0.09	$0.11	$0.14	$0.08
Discontinued operations	—	0.01	0.01	0.01	(0.11)	0.01	0.01	—
Cumulative effect of accounting change	—	—	—	—	(0.14)	—	—	—

Net earnings (loss)	$0.07	$0.07	$(0.03)	$(2.73)	$(0.16)	$0.12	$0.15	$0.08

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$0.07	$0.06	$(0.04)	$(2.74)	$0.08	$0.10	$0.12	$0.08
Discontinued operations	—	0.01	0.01	0.01	(0.09)	0.01	0.01	—
Cumulative effect of accounting change	—	—	—	—	(0.10)	—	—	—

Net earnings (loss)	$0.07	$0.07	$(0.03)	$(2.73)	$(0.11)	$0.11	$0.13	$0.08

      Prior to 2002, the Company had historically experienced significant seasonality in its business. The Company typically realized higher revenues and operating income in the last two quarters of its fiscal year.

This trend reflected the inherent purchasing and operational cycles of the Company’s clients. As of January 24, 2002, the Company’s results of operations includes the results of the business acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. Also impacting 2002 were certain costs associated with the integration of the acquired operations and the integration of the Company’s domestic retail and domestic commercial operations. During 2003, the Company’s results of operations were negatively impacted by decreased revenues due to client reaction to recent well-publicized inquiries by the United States Securities and Exchange Commission during 2003 into the accounting by retailers for vendor-supplied promotional allowances as well as other factors discussed above in Managements’ Discussion and Analysis. The Company currently believes that its revenues and operating income in 2004 will return to pre-2002 seasonal patterns whereby higher revenues and operating income will be achieved during the last two quarters of the year.

Liquidity and Capital Resources

      Net cash provided by operating activities was $28.0 million, $39.4 million and $26.5 million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash provided by operating activities during the year ended December 31, 2003 was principally influenced by a loss from continuing operations combined with a reduction in accrued payroll and related expenses offset by non-cash impairment charges and an overall decline in accounts receivable balances. The overall change in accrued payroll and related expenses and accounts receivable balances was the result of normal operations. Cash provided by operating activities during the year ended December 31, 2002 was primarily the result of earnings from continuing operations, partially offset by a one-time payment of approximately $7.4 million of obligations owed to former HSA-Texas independent contractor associates resulting from pre-merger revisions made to their contractual compensation agreements.

      Net cash provided by (used in) investing activities was $(11.7) million, $(19.3) million and $42.9 million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash used in investing activities during the year ended December 31, 2003 related primarily to capital expenditures. Cash used in investing activities during the year ended December 31, 2002 related primarily to capital expenditures of approximately $23.3 million partially offset by $4.0 million in net cash on hand provided by HSA-Texas and affiliates at the time of their acquisitions. Cash provided by investing activities during the year ended December 31, 2001 related primarily to cash proceeds from the sale of discontinued operations.

      Net cash used in financing activities was $6.9 million, $42.1 million and $34.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in financing activities during the year ended December 31, 2003 related primarily to the repurchase of treasury shares on the open market. Net cash used in financing activities during the year ended December 31, 2002 related primarily to the repayment of certain indebtedness acquired in the acquisitions of the business of HSA-Texas and affiliates, net repayments of notes payable, including the repayment of Meridian’s facility with Barclays Bank, the exercise of an option to purchase 1.45 million shares of the Company’s outstanding common stock from an affiliate of Howard Schultz, a director of the Company, and the repurchase of 0.8 million treasury shares on the open market. These uses of cash for financing activities were partially offset by cash provided by borrowings under the Company’s credit facility to fund the purchase of treasury shares, cash provided from common stock issuances related to the exercise of vested stock options and cash provided by purchases of the Company’s common stock under the Company’s employee stock purchase plan. The net cash used in financing activities during the year ended December 31, 2001 related primarily to repayment of all outstanding principal balances under the Company’s then-existing $200.0 million credit facility (which was terminated and replaced on December 31, 2001), using the net cash proceeds from the issuance of $125.0 million of convertible notes and cash provided by the sales of certain discontinued operations.

      Net cash provided by (used in) discontinued operations was $0.7 million, $2.5 million and $(20.2) million during the years ended December 31, 2003, 2002 and 2001, respectively. Cash provided by discontinued operations during 2003 was the result of earnings generated from discontinued operations combined with the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001. Cash provided by discontinued operations during 2002 was the result of earnings generated from discontinued operations combined with the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001. Cash used in discontinued operations for the year ended December 31, 2001 was primarily due to the $7.3 million Groupe AP earnout payment and cash used to support the discontinued operations extensive marketing process.

Contractual Obligations and Other Commitments

      As discussed in Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments is as follows:

	Payments Due by Period

	(In thousands)
		Less			More
		Than		3-5	Than
	Total	1 Year	1-3 Years	Years	5 Years

Current installments of debt (excluding convertible notes)	$31,600	$31,600	$—	$—	$—
Leases	69,198	10,094	15,737	11,676	31,691
Convertible notes	125,000	—	125,000	—	—

Total	$225,798	$41,694	$140,737	$11,676	$31,691

      For a discussion of certain litigation to which the Company is a party and which may have an impact on future liquidity and capital resources, see Note 14(a) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

      The Company maintains a senior bank credit facility with an indicated face value of $55.0 million (the “Credit Agreement”) syndicated between three banking institutions (the “Banking Syndicate”) led by Bank of America, N.A. as agent for the group. Borrowings under the credit facility are subject to limitations based in part upon the Company’s eligible accounts receivable. Additionally, the credit facility contains customary covenants, including maintaining certain financial ratios. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants and the violations are not waived. The occurrence of other stipulated events, as defined in the Credit Agreement, including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed borrowing base, would also require accelerated principal payments. As of December 31, 2003, the Company was in compliance with the debt covenants contained in the Credit Agreement, as amended. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The Company’s weighted-average interest rate at December 31, 2003 approximated 3.8%.

      On November 12, 2003, the Company and the Banking Syndicate entered into an amendment to the Credit Agreement (the “4th Amendment”). The 4th Amendment, among other stipulations, (1) served to re-establish and relax certain financial ratio covenants applicable to the third and fourth quarters of 2003 and each of the quarters of 2004, (2) prohibits acquisitions of other businesses, (3) prohibits the Company from purchasing its outstanding common stock or paying cash dividends, (4) required the Company to temporarily maintain $10.0 million in cash as an unrestricted compensating balance, and (5) limited borrowing capacity on and after November 12, 2003 to a more stringent quarterly-determined borrowing base calculation that equaled the sum of eligible accounts receivable of the Company and the above-mentioned compensating balance.

      As required, the Company reduced outstanding borrowings under the Credit Agreement by the $17.0 million of net cash proceeds received from the sale of the remaining Communications Services operations (see Note 18(a) of Notes to Consolidated Financial Statements included in Item 8. of this

Form 10-K). In conjunction with the reduction in outstanding borrowings, the facility’s maximum capacity was permanently reduced to $38.0 million. Along with the reduction in the facility, the requirement for the Company to maintain $10.0 million in cash as an unrestricted compensating balance was eliminated. Outstanding borrowings under the Credit Agreement, as amended, were $17.2 million on February 29, 2004, and the Company’s borrowing base was $29.1 million, thus producing borrowing availability of approximately $11.9 million as of such date.

      On March 4, 2004, the Company and the Banking Syndicate entered into an additional amendment to the Credit Agreement (the “5th Amendment”). The 5th Amendment, in part, serves to exclude the fourth quarter 2003 pre-tax impairment charge of $3.0 million related to the Company’s trade name (see Note 7(b) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K) and the fourth quarter 2003 pre-tax impairment charge of $1.8 million related to the abandonment of certain internally-developed audit software (see Note 1(i) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K) from future period financial ratio covenant calculations. As of December 31, 2003, the Company was in full compliance with the debt covenants contained in the Credit Agreement, as amended at that time. The 5th Amendment provides the Company with additional flexibility under its future financial ratio covenant calculations.

      The Company currently anticipates that it will satisfy the revised financial ratio covenants of the Credit Agreement, as amended, for at least the next four calendar quarters, the duration of the agreement. Notwithstanding the Company’s current forecasts, no assurances can be provided that financial ratio covenant violations of the Credit Agreement, as amended, will not occur in the future or that, if such violations occur, the Banks will not elect to pursue their contractual remedies under the Credit Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay its Banks in the event of an unanticipated repayment demand.

      The Credit Agreement, as amended, matures on December 31, 2004. The Company intends to work with the Banking Syndicate to extend the current credit facility or negotiate a new credit facility. While the Banking Syndicate has historically displayed its willingness to provide financing to the Company, there can be no assurance that the Company will be able to successfully establish an extended or replacement credit facility. If the Company is not able to successfully negotiate an extended or replacement credit facility with the current Banking Syndicate, the Company will have to seek alternative measures of financing. There can be no assurance that these efforts will be successful.

      During the year ended December 31, 2003, the Company purchased 1.1 million shares of its outstanding common stock on the open market at a cost of $7.5 million (with all such purchases having taken place during the first two quarters of 2003). Future purchases of the Company’s outstanding common stock are prohibited by the Company’s Credit Agreement, as amended.

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients, Fleming Companies, Inc. filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Consolidated Financial Statements for the year ended December 31, 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be asserted against the Company, the Company will vigorously defend against it.

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

      In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euro ($5.7 million at December 31, 2003 exchange rates). The Guarantee serves as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee is secured by amounts on deposit with CCF equal to the amount of the Guarantee. These funds are restricted as security for the Guarantee, and are included in the Company’s Consolidated Balance Sheet for the year ended December 31, 2003 included in Item 8. of this Form 10-K as restricted cash.

      During the period of May 1993 through September 1999, Meridian has received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.7 million at December 31, 2003 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 176 permanent employees in Dublin, Ireland. The European Union has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the European Union. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would have a material adverse impact on Meridian’s results of operations. If Meridian’s results of operations were to decline as a result of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. If the number of permanent employees that Meridian employs in Ireland falls below 145 prior to September 2007, the full amount of the grants previously received will need to be repaid to IDA. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 included in Item 8. of this Form 10-K does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to the IDA, the Company will recognize an expense at that time.

      The Company’s current intention is to redirect most of Meridian’s employees who would be made redundant by the proposed legislation to provide services to its core Accounts Payable Services business. The Company believes that this redirection will significantly enhance its Accounts Payable Services business internationally as well as provide the peripheral benefit of mitigating the risk of a future IDA grant repayment.

      The Company has adopted a strategic plan to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on a series of initiatives designed to maintain the Company’s dedicated focus on its clients and to rekindle the Company’s growth. Specifically, the Company plans to (1) Focus on the core Accounts Payable Services business; (2) Evolve the service model; (3) Grow the domestic Accounts Payable Services business; (4) Grow the international Accounts Payable Services business; (5) Develop new business; and (6) Maintain high client retention rates.

      The Company has begun implementation of the strategy but remains in the relatively early stages of that process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. If the Company is unable to implement the strategy successfully, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.

      The Company anticipates making capital expenditures in the range of $17.0 million to $19.0 million during 2004, including approximately $3.0 million to $5.0 million of capital expenditures anticipated to be incurred related to the Company’s model evolution efforts under its strategic plan.

      The Company believes that its working capital, current availability under its senior bank credit facility, as amended, which matures on December 31, 2004, and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 30, 2004 unless it is required to make unanticipated accelerated debt repayments due to future unanticipated violations of the Credit Agreement, as amended, that are not waived by the Banking Syndicate. If a future credit ratio covenant violation under the Credit Agreement does occur, and if the Banking Syndicate declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Banking Syndicate accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment.

New Accounting Standards

      There have been no new accounting standards issued that have not been adopted by the Company.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2003, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4 3/4% per annum. At December 31, 2003, we had approximately $31.6 million of short-term variable-rate debt outstanding. A hypothetical 100 basis point change in interest rates on variable-rate debt during the twelve months ended December 31, 2003 would have resulted in approximately a $0.3 million change in pre-tax income.

      Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of December 31, 2003. See Note 1(f) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 8.	Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

PRG-Schultz International, Inc.:

      We have audited the accompanying Consolidated Balance Sheets of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

KPMG LLP

Atlanta, Georgia

February 20, 2004, except as to
     Note 18(b), which
     is as of March 4, 2004

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,

	2003	2002	2001

Revenues	$375,701	$446,890	$296,494
Cost of revenues	233,689	253,852	168,537
Selling, general and administrative expenses	124,240	142,001	113,861
Impairment charges (Notes 1(i) and 7)	206,923	—	—

Operating income (loss)	(189,151)	51,037	14,096
Interest (expense), net	(8,948)	(9,339)	(8,903)

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(198,099)	41,698	5,193
Income taxes (Note 11)	(35,484)	15,336	3,152

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(162,615)	26,362	2,041
Discontinued operations (Note 2):
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $917, $(4,959) and $(1,520) in 2003, 2002 and 2001 respectively	1,267	(7,794)	(2,997)
Gain (loss) on disposal/ retention of discontinued operations including operating results for phase-out period, net of income tax expense (benefit) of $354, $9,604 and $(14,104) in 2003, 2002 and 2001, respectively	530	2,716	(82,755)

Earnings (loss) from discontinued operations	1,797	(5,078)	(85,752)

Earnings (loss) before cumulative effect of accounting change	(160,818)	21,284	(83,711)
Cumulative effect of accounting change, net of income tax benefit of $(5,309) in 2002 (Note 7)	—	(8,216)	—

Net earnings (loss)	$(160,818)	$13,068	$(83,711)

Basic earnings (loss) per share:
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$(2.63)	$0.42	$0.04
Discontinued operations	0.03	(0.08)	(1.77)
Cumulative effect of accounting change	—	(0.13)	—

Net earnings (loss)	$(2.60)	$0.21	$(1.73)

Diluted earnings (loss) per share (Note 6):
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	$(2.63)	$0.38	$0.04
Discontinued operations	0.03	(0.06)	(1.76)
Cumulative effect of accounting change	—	(0.10)	—

Net earnings (loss)	$(2.60)	$0.22	$(1.72)

Weighted-average shares outstanding (Note 6):
Basic	61,751	62,702	48,298

Diluted	61,751	79,988	48,733

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,

	2003	2002

ASSETS (Note 9)
Current assets:
Cash and cash equivalents	$26,658	$14,860
Restricted cash (Note 14)	5,758	—
Receivables:
Contract receivables, less allowance for doubtful accounts of $3,236 in 2003 and $4,937 in 2002.	53,185	67,418
Employee advances and miscellaneous receivables, less allowance of $4,760 in 2003 and $4,188 in 2002	3,573	3,600

Total receivables	56,758	71,018

Funds held for client obligations	18,690	9,043
Prepaid expenses and other current assets	3,779	4,017
Deferred income taxes (Note 11)	9,211	25,930
Current assets of discontinued operations	3,179	2,609

Total current assets	124,033	127,477

Property and equipment:
Computer and other equipment	54,482	63,755
Furniture and fixtures	7,531	7,526
Leasehold improvements	8,543	7,532

	70,556	78,813
Less accumulated depreciation and amortization	41,090	45,194

Property and equipment, net	29,466	33,619

Goodwill (Note 7)	170,619	371,833
Intangible assets, less accumulated amortization of $2,683 in 2003 and $3,096 in 2002 (Note 7)	31,617	36,214
Deferred income taxes (Note 11)	65,370	10,628
Other assets (Note 14)	3,152	4,440
Long-term assets of discontinued operations	1,792	1,569

	$426,049	$585,780

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of debt (Note 9)	$31,600	$5,527
Obligations for client payables	18,690	9,043
Accounts payable and accrued expenses (Note 8)	25,780	23,985
Accrued payroll and related expenses	40,256	48,968
Deferred revenue	4,601	2,490
Current liabilities of discontinued operations	1,391	1,902

Total current liabilities	122,318	91,915
Long-term debt, excluding current installments (Note 9)	—	26,363
Convertible notes, net of unamortized discount of $2,605 in 2003 and $3,509 in 2002 (Note 9)	122,395	121,491
Deferred compensation (Note 12)	3,695	4,011
Other long-term liabilities	4,511	4,115

Total liabilities	252,919	247,895

Shareholders’ equity (Notes 9, 13 and 16):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2003 and 2002	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2003 and 2002.	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,489,608 shares in 2003 and 67,281,819 shares in 2002	67	67
Additional paid-in capital	492,878	491,894
Accumulated deficit	(271,496)	(110,678)
Accumulated other comprehensive income (loss)	616	(1,601)
Treasury stock at cost, 5,764,525 shares in 2003 and 4,690,158 shares in 2002	(48,710)	(41,182)
Unearned portion of restricted stock	(225)	(615)

Total shareholders’ equity	173,130	337,885

Commitments and contingencies (Notes 2, 3, 9, 10, 13 and 14)
	$426,049	$585,780

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001
(In thousands)

					Accumulated		Unearned
	Common Stock		Additional		Other		Portion of		Total
			Paid-In	Accumulated	Comprehensive	Treasury	Restricted	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Stock	Income (Loss)	Equity

Balance at December 31, 2000	49,912	$50	$316,127	$(40,035)	$(5,864)	$(21,024)	$(1,725)	$—	$247,529
Comprehensive loss:
Net loss	—	—	—	(83,711)	—	—	—	(83,711)	(83,711)
Other comprehensive loss — foreign currency translation adjustments:
Continuing operations	—	—	—	—	(521)	—	—	(521)	(521)

Comprehensive loss	—	—	—	—	—	—	—	(84,232)	—

Issuances of common stock:
Issuances under employee stock option plans (including tax benefits of $694)	380	—	3,500	—	—	—	—	—	3,500
Restricted share forfeitures	(58)	—	(558)	—	—	—	558	—	—
Other common stock issuances	973	1	1,057	—	—	—	240	—	1,298

Balance at December 31, 2001	51,207	51	320,126	(123,746)	(6,385)	(21,024)	(927)	—	168,095
Comprehensive income:
Net income	—	—	—	13,068	—	—	—	13,068	13,068
Other comprehensive income — foreign currency translation adjustments:
Continuing operations	—	—	—	—	4,784	—	—	4,784	4,784
Discontinued operations	—	—	—	—	—	—	—	(2,577)	—

Comprehensive income	—	—	—	—	—	—	—	15,275	—

Issuances of common stock:
Issuances under employee stock option plans (including tax benefits of $3,007)	1,119	1	10,742	—	—	—	—	—	10,743
Restricted share forfeitures	(9)	—	(82)	—	—	—	82	—	—
Other common stock issuances	14,965	15	161,108	—	—	—	230	—	161,353
Treasury shares repurchased (2,254 shares)	—	—	—	—	—	(20,158)	—	—	(20,158)

Balance at December 31, 2002	67,282	67	491,894	(110,678)	(1,601)	(41,182)	(615)	—	337,885
Comprehensive income:
Net loss	—	—	—	(160,818)	—	—	—	(160,818)	(160,818)
Other comprehensive income — foreign currency translation adjustments:
Continuing operations	—	—	—	—	2,217	—	—	2,217	2,217

Comprehensive loss	—	—	—	—	—	—	—	(158,601)	—

Issuances of common stock:
Issuances under employee stock option plans (including tax benefits of $155)	223	—	1,128	—	—	—	—	—	1,128
Restricted share forfeitures	(15)	—	(144)	—	—	—	144	—	—
Other common stock issuances	—	—	—	—	—	—	246	—	246
Treasury shares repurchased (1,074 shares)	—	—	—	—	—	(7,528)	—	—	(7,528)

Balance at December 31, 2003	67,490	$67	$492,878	$(271,496)	$616	$(48,710)	$(225)	$—	$173,130

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net earnings (loss)	$(160,818)	$13,068	$(83,711)
(Earnings) loss from discontinued operations	(1,267)	7,794	2,997
(Gain) loss on disposal/retention of discontinued operations	(530)	(2,716)	82,755
Cumulative effect of accounting change	—	8,216	—

Earnings (loss) from continuing operations	(162,615)	26,362	2,041
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Impairment charges	206,923	—	—
Depreciation and amortization	17,827	19,116	22,028
Restricted stock compensation expense	246	230	240
Loss on extinguishment of debt	—	—	2,602
Loss on sale of property, plant and equipment	258	724	—
Deferred compensation benefit	(316)	(13)	(1,591)
Deferred income taxes, net of cumulative effect of accounting change	(38,377)	8,213	(8,024)
Income tax benefit relating to stock option exercises	155	3,007	694
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligation	(5,758)	—	—
Receivables	16,467	(4,872)	5,666
Prepaid expenses and other current assets	197	1,553	522
Other assets	699	(204)	(2,030)
Accounts payable and accrued expenses	(343)	(12,027)	1,707
Accrued payroll and related expenses	(9,872)	(1,371)	3,567
Deferred revenue	2,111	(3,874)	(256)
Other long-term liabilities	396	2,586	(715)

Net cash provided by operating activities	27,998	39,430	26,451

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(11,695)	(23,295)	(7,657)
Proceeds from sale of certain discontinued operations	—	—	57,834
Acquisitions of businesses (net of cash acquired)	—	4,023	(7,279)

Net cash provided by (used in) investing activities	(11,695)	(19,272)	42,898

Cash flows from financing activities:
Net repayments of notes payable	—	(11,564)	(3,203)
Net repayments of bank debt	(290)	(18,330)	(153,705)
Proceeds from issuance of convertible notes, net of issuance costs	—	—	121,089
Payments for issuance of convertible notes	(12)	(569)	—
Payments for deferred loan costs	—	(596)	(2,817)
Net proceeds from common stock issuances	973	9,120	4,026
Purchase of treasury shares	(7,528)	(20,158)	—

Net cash used in financing activities	(6,857)	(42,097)	(34,610)

Net cash provided by (used in) discontinued operations	703	2,520	(20,226)
Effect of exchange rates on cash and cash equivalents	1,649	945	73

Net change in cash and cash equivalents	11,798	(18,474)	14,586
Cash and cash equivalents at beginning of year	14,860	33,334	18,748

Cash and cash equivalents at end of year	$26,658	$14,860	$33,334

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$7,283	$8,141	$7,538

Cash paid during the year for income taxes, net of refunds received	$3,409	$4,306	$333

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with acquisitions of businesses, the Company assumed liabilities as follows:
Fair value of assets acquired	$—	$262,205	$12,122
Cash paid for acquisitions (net of cash acquired)	—	4,023	(7,279)
Transaction costs	—	(11,191)	—
Fair value of shares issued for acquisitions	—	(159,762)	(4,843)

Liabilities assumed	$—	$95,275	$—

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

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

      The Company currently provides services to clients in over 40 countries.

Basis of Presentation

      Certain reclassifications have been made to 2002 and 2001 amounts to conform to the presentation in 2003. These reclassifications include the reclassification of Communications Services as discontinued operations (see Note 18(a)).

(b)	Principles of Consolidation

      The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Actual results could differ from those estimates.

(c)	Discontinued Operations

      Financial statements for all years presented have been reclassified to separately report results of discontinued operations from results of continuing operations (see Note 2). Disclosures included herein pertain to the Company’s continuing operations, unless otherwise noted.

(d)	Revenue Recognition

      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified.

      In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as a recovery of cash from the vendor or a reduction to the vendor’s accounts payable balance.

      The Company recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim (“Meridian”) business and Channel Revenue unit, a division of Accounts Payable Services. Clients are invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured.

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

      The Company derives an insignificant amount of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced, and when criteria (a) through (d) as set forth above are met.

(e)	Cash and Cash Equivalents

      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

      At December 31, 2003 and 2002, the Company had cash equivalents of approximately $3.4 million and $1.3 million, respectively, consisting of temporary investments held at certain of the Company’s international subsidiaries, the majority of which were at banks in the United Kingdom. The Company did not have any cash equivalents at U.S. banks at December 31, 2003 and 2002.

(f)	Derivative Financial Instruments

      As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions.

      The Company uses derivative financial instruments to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments.

      Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction represented and the effectiveness of the hedge. The Company did not have any derivative financial instruments outstanding as of December 31, 2003 and 2002.

(g) Funds Held for Payment of Client Payables

      In connection with the Company’s Meridian unit that assists clients in obtaining refunds of value-added taxes, the Company is often in possession of amounts refunded by the various VAT authorities but not yet processed for further payment to the clients involved. The Company functions as a fiduciary custodian in connection with these cash balances belonging to its clients. The Company reports these cash balances on its Consolidated Balance Sheets as a separate current asset and corresponding current liability.

(h) Property and Equipment

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

      The Company evaluates property and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized.

(i) Internally Developed Software

      The Company accounts for software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on a variety of issues relating to costs of internal use software, including which of these costs should be capitalized and which should be expensed as incurred. Internally developed software is amortized using the straight-line method over the expected useful lives of three years to seven years.

      The Company evaluates internally developed software for impairment in accordance with SFAS No. 144. In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of internally developed software for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized.

      During 2003, the Company recorded an impairment of internally developed software of $1.8 million, before income tax benefit of $0.7 million. This pre-tax charge has been included in impairment charges in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003.

(j) Goodwill and Other Intangible Assets

      Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. This Statement also requires that intangible assets with estimable useful lives be amortized over

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 7).

      Management evaluates the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. Fair values are primarily established using a discounted cash flow methodology. The determination of discounted cash flows is based on the business’ strategic plan and long-range planning forecasts.

(k) Direct Expenses

      Direct expenses incurred during the course of accounts payable audits and other recovery audit services are expensed as incurred.

(l) Income Taxes

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

(m) Foreign Currency

      The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders’ equity. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2003, 2002 and 2001, foreign currency gains (losses) included in results of operations were $1.8 million, $(0.8) million and $(0.2) million, respectively.

(n) Earnings Per Share

      The Company applies the provisions of SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities, including the Company’s convertible subordinated note obligations.

(o) Employee Stock Compensation Plans

      At December 31, 2003, the Company had three stock compensation plans: two stock option plans and an employee stock purchase plan (the “Plans”) (see Note 16). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Consolidated Statements of Operations except for compensation amounts relating to grants of certain restricted stock issued in 2000 (see Note 13). The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.

      Pro forma information regarding net earnings and earnings per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following pro forma information has been determined as if the Company had accounted for its employee stock options as an operating expense under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2003	2002	2001

Risk-free interest rates	2.73%	3.75%	4.56%
Dividend yields	—	—	—
Volatility factor of expected market price	.846	.808	.889
Weighted-average expected life of option	5 years	5 years	6 years

      Pro forma compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions included an expected life of six months and weighted average risk-free interest rates of 0.95%, 1.84% and 5.59% in 2003, 2002 and 2001, respectively. Other underlying assumptions are consistent with those used in the Company’s stock option plan.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pro forma information for the years ended December 31, 2003, 2002 and 2001 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	2003	2002	2001

Numerator for basic pro forma net earnings (loss) per share before cumulative effect of accounting change:
Net earnings (loss) before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No 123	$(160,818)	$21,284	$(83,711)
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(7,554)	(8,082)	(5,248)

Pro forma net earnings (loss) before cumulative effect of accounting change	$(168,372)	$13,202	$(88,959)

Numerator for diluted pro forma net earnings (loss) per share before cumulative effect of accounting change:
Net earnings (loss) before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123.	$(160,818)	$21,284	$(83,711)
After-tax interest expense, including amortization of discount, on convertible notes	—	4,157	—

Net earnings (loss) for purposes of computing diluted earnings per share before cumulative effect of accounting change	(160,818)	25,441	(83,711)
Pro forma effect of compensation expense recognition provisions of SFAS No. 123.	(7,554)	(8,082)	(5,248)

Pro forma net earnings (loss) for purposes of computing diluted earnings (loss) per share before cumulative effect of accounting change	$(168,372)	$17,359	$(88,959)

Pro forma net earnings (loss) per share before cumulative effect of accounting change:
Basic — as reported	$(2.60)	$0.34	$(1.73)

Basic — pro forma	$(2.73)	$0.21	$(1.84)

Diluted — as reported	$(2.60)	$0.32	$(1.72)

Diluted — pro forma	$(2.73)	$0.22	$(1.83)

      The number of employee stock options that are dilutive for pro forma purposes may vary from period to period from those under APB No. 25, due to the timing difference in recognition of compensation expense under APB No. 25 compared to SFAS No. 123.

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For the years ended December 31, 2003 and 2001, 16.1 million and 1.5 million shares, respectively, related to the convertible notes were excluded from the computation of pro forma diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect. For the year ended December 31,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002, 16.1 million shares related to the convertible notes were included in the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their dilutive effect (see Note 6).

(p) Comprehensive Income

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

(q) Recently Adopted Accounting Standards

      In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 46R, Consolidation of Variable Interest Entities. The objective of FIN No. 46R is to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN No. 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The adoption of FIN No. 46R did not have a material impact on the Company’s operating results or financial position. As indicated in Note 14(b), the Company’s Meridian unit is a 50% owner in a joint venture with an unrelated German concern. The Company has determined that it is not the primary beneficiary of this joint venture and, pursuant to FIN No. 46R guidance, the Company will continue to account for its interest in the joint venture using the equity method. See Note 14(b) for current period disclosures.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, this Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of SFAS No. 150 effective July 1, 2003. The Company did not enter into any financial instruments within the scope of this Statement during 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s operating results or financial position.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Generally, SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted the provisions of this Statement effective July 1, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s operating results or financial position. See Note 1(f) for current period disclosures related to derivative financial instruments.

      In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which significantly changes the accounting for, and disclosure of, guarantees. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN No. 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure provision of this Statement effective with its fiscal year ended December 31, 2002. The remaining provisions of this Statement were adopted effective with the Company’s fiscal year beginning January 1, 2003. The adoption of FIN No. 45 did not have a material impact on the Company’s operating results or financial position. See Notes 14(b) and (c) for current period disclosures.

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

(r) New Accounting Standards

      There have been no new accounting standards issued that have not been adopted by the Company.

(2)     DISCONTINUED OPERATIONS

      In March 2001, the Company formalized a strategic realignment initiative designed to enhance the Company’s financial position and clarify its investment and operating strategy by focusing primarily on its core Accounts Payable business. Under this strategic realignment initiative, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”), the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment.

      The Company disposed of its Logistics Management Services segment in October 2001. During the fourth quarter of 2001, the Company closed a unit within Communications Services. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.

      As indicated above, Meridian, Communications Services and the Channel Revenue business were originally offered for sale in the first quarter of 2001. During the first quarter of 2002, the Company concluded that the then current negative market conditions were not conducive to receiving terms acceptable to the Company for these remaining unsold, non-core businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these remaining discontinued operations until such time as market conditions were more conducive to their sale. During the fourth quarter of 2003, the Company once again declared its remaining Communications Services operations as a discontinued operation and subsequently sold such operations on January 16, 2004 (see Note 18(a)).

      The non-core businesses that were divested and the unit that was closed within the Communications Service segment were comprised of various acquisitions completed by the Company from 1997 through 2000. The acquisitions were accounted for as purchases with collective consideration paid of $96.3 million in cash and 4,293,049 restricted, unregistered shares of the Company’s common stock.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s Consolidated Financial Statements have been reclassified to reflect the remaining non-core businesses, consisting of Meridian and the Channel Revenue business, as part of continuing operations for all periods presented. Additionally, the Company’s Consolidated Financial Statements reflect Logistics Management Services, Communications Services, including a unit that was closed in 2001, and French Taxation Services as discontinued operations for all periods presented.

      Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Logistics Management Services, Communications Services and French Taxation Services for segment reporting purposes.

      Summarized financial information for the discontinued operations is as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Revenues	$16,967	$16,407	$69,009
Operating income (loss)	2,184	2,048	(11,256)

      As required under GAAP, during 2001, the Company continually updated its assessment of the estimated gain (loss) on disposal from discontinued operations, including operating results for the phase-out period, net of tax. Due to the negative impact of prevailing economic conditions and other factors on the anticipated collective net proceeds from selling the discontinued operations, the Company concluded that as of September 2001, there would be an estimated net loss of approximately $31.0 million upon disposal of the discontinued operations. The Company recorded this non-cash, after-tax charge during the third quarter of 2001. The $31.0 million after-tax charge is comprised of an adjustment to the net proceeds anticipated to be received upon the disposal of the then discontinued operations, net (losses) from the then discontinued operations for the year ended December 31, 2001 and estimated net earnings (losses) from the then discontinued operations for the three months ending March 31, 2002. The $31.0 million after-tax charge included a $19.1 million loss specifically related to the Logistics Management Services segment, which was subsequently sold on October 30, 2001 (see Note 2(a)). The $31.0 million after-tax charge also included a $5.1 million loss specifically related to the unit that was closed within the Communications Services segment (see Note 2(c)). Additionally, the $31.0 million charge included approximately $(2.2) million in net earnings (losses) for discontinued operations that were subsequently retained. Discontinued operations subsequently retained have been included in continuing operations for all periods presented (see Note 2(d)). Additionally, in December 2001, the Company recognized a loss of $54.0 million on the sale of the French Taxation Services business (see Note 2(b)).

     (a) Sale of Discontinued Operations — Logistics Management Services in 2001

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services segment to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years. This transaction resulted in an estimated loss on the sale of approximately $19.1 million, before future contingent consideration, which was included as part of the $31.0 million after-tax charge recorded by the Company during the third quarter of 2001.

      During 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.5 million, net of tax expense of approximately $0.4 million. During 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million. These gains related to the receipt of a portion of the revenue-based royalty from the sale of the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.

     (b) Sale of Discontinued Operations — French Taxation Services in 2001

      On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. The transaction yielded gross sale proceeds of approximately $48.3 million and a loss on the sale of approximately $54.0 million.

     (c) Closing of a Unit within Communications Services in 2001

      During the third quarter of 2001, the Company concluded that one of the units within the Communications Services business was no longer a viable operation. As such, the Company recognized a loss of approximately $5.1 million relative to this unit, which was included as part of the $31.0 million after-tax charge recorded by the Company during that quarter.

     (d) Certain Former Discontinued Operations Subsequently Retained in 2002

      Meridian, the Communications Services business and the Channel Revenue business were originally offered for sale during the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current negative market conditions were not conducive to receiving terms acceptable to the Company for these remaining unsold, non-core businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these three remaining discontinued operations until such time as market conditions were more conducive to their sale. During the fourth quarter of 2003, the Company once again declared its remaining Communications Services operations as a discontinued operation and subsequently sold such operations on January 16, 2004 (see Note 18(a)). The Company’s Consolidated Financial Statements have been reclassified to reflect the remaining non-core businesses, consisting of Meridian and the Channel Revenue business, as part of continuing operations for all periods presented.

      During the year ended December 31, 2001, pro forma unaudited revenues and operating income for the discontinued operations subsequently retained, consisting of Meridian and Channel Revenue, were $37.2 million and $0.8 million, respectively.

(3)	RELATED PARTY TRANSACTIONS

      During August 2002, an affiliate of Howard Schultz, a director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002.

      On September 20, 2002, the Company exercised the First Option Agreement in its entirety and purchased approximately 1.45 million shares of its common stock from the Howard Schultz affiliate, for approximately $12.68 million, representing a price of $8.72 per share plus accretion of 8% per annum from the August 27, 2002 option issuance date. The option purchase price was funded through borrowings under the Company’s senior bank credit facility. The Second Option Agreement expired unexercised on May 9, 2003.

      In November 2002, Messrs. Howard and Andrew Schultz’ employment agreements were terminated on mutually acceptable terms. The Company recorded expense of approximately $1.2 million in 2002 related to the termination of these employment agreements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During the year ended December 31, 2002, the Company paid Howard Schultz approximately $0.2 million for property leased from Mr. Schultz. This lease was terminated in conjunction with the termination of his employment agreement.

      In November 2002, the Company relocated its principal executive offices. In conjunction with this relocation, the Company is subleasing approximately 3,300 square feet of office space to CT Investments, Inc. (“CT Investments”) at a pass through rate equal to the cash cost per square foot paid by the Company under the master lease and the tenant finish in excess of the landlord’s allowance. CT Investments is 90% owned by John M. Cook, Chairman of the Board and Chief Executive Officer of the Company and 10% owned by John M. Toma, Vice Chairman of the Company. The Company received sublease payments of $39,000 from CT Investments during 2003.

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has a majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the Value Added Taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. Revenues earned related to TVR were $2.3 million in 2003, $3.6 million in 2002 and $3.1 million in 2001.

      Financial advisory and management services historically have been provided to the Company by one of the Company’s directors, Mr. Jonathan Golden, who is also a shareholder of the Company. Payments for such services to Mr. Golden aggregated $72,000 in 2003, $72,000 in 2002 and $69,000 in 2001. The Company will continue to utilize the services provided by Mr. Golden and, as such, has agreed to pay him a minimum of $72,000 in 2004 for financial advisory and management services. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that serves as the Company’s principal outside legal counsel. Fees paid to this law firm aggregated $0.5 million in 2003, $1.8 million in 2002 and $2.4 million in 2001. The Company expects to continue to utilize the services of this law firm.

      The Company currently uses and expects to continue its use of the services of Flightworks, Inc. (“Flightworks”), a company specializing in aviation charter transportation. During 2002 and a portion of 2003, the aircraft used by the Company was leased by Flightworks from CT Aviation Leasing LLC (“CT Aviation Leasing”), a company 100% owned by Mr. John M. Cook. The Company paid Flightworks approximately $2,900 per hour plus landing fees and other incidentals for use of such charter transportation services, of which 95% of such amount was paid by Flightworks to CT Aviation Leasing. During 2003 and 2002, the Company recorded expenses of approximately $0.5 million and $0.4 million, respectively, for the use of CT Aviation Leasing’s plane. Subsequent to October 29, 2003, neither CT Aviation Leasing or Mr. John M. Cook owned the aforementioned aircraft. In the fourth quarter of 2003, the Company entered into a separate agreement with Flightworks to pay $0.3 million annually for charter services.

(4)	MAJOR CLIENTS

      During the years ended December 31, 2002 and 2001, the Company had one client, a mass merchandiser, which accounted for 10.2% and 10.6% of revenues from continuing operations, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the year ended December 31, 2003.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	OPERATING SEGMENTS AND RELATED INFORMATION

      The Company has two reportable operating segments, Accounts Payable Services (including the Channel Revenue business) and Meridian VAT Reclaim (“Meridian”).

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

     Corporate Support

      Corporate support represents the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Meridian.

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for continuing operations for the years ended December 31, 2003, 2002 and 2001 follows (in thousands):

	Accounts	Meridian
	Payable	VAT	Corporate
	Services	Reclaim	Support	Total

2003
Revenues	$335,328	$40,373	$—	$375,701
Impairment charges	196,900	8,246	1,777	206,923
Operating income (loss)	(137,977)	3,702	(54,876)	(189,151)
Total assets	365,619	45,685	9,774	421,078
Capital expenditures	5,172	396	6,127	11,695
Depreciation and amortization	9,645	1,012	7,170	17,827
2002
Revenues	$413,260	$33,630	$—	$446,890
Operating income (loss)	114,004	4,768	(67,735)	51,037
Total assets	531,301	32,143	18,158	581,602
Capital expenditures	10,430	1,010	11,855	23,295
Depreciation and amortization	7,541	913	10,662	19,116
2001
Revenues	$264,631	$31,863	$—	$296,494
Operating income (loss)	52,347	(63)	(38,188)	14,096
Total assets	317,325	31,694	10,845	359,864
Capital expenditures	5,146	1,962	549	7,657
Depreciation and amortization	14,329	1,507	6,192	22,028

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents revenues by country based on the location of clients served (in thousands):

	2003	2002	2001

United States	$224,276	$304,476	$202,849
United Kingdom	58,478	59,806	29,011
Canada	22,250	18,585	16,009
France	11,805	9,838	3,375
Germany	10,791	7,845	2,389
Ireland	15,566	14,508	17,359
Mexico	4,697	6,923	5,001
Japan	4,233	3,835	3,046
Australia	3,974	4,065	2,284
Brazil	3,973	4,230	3,391
Other	15,658	12,779	11,780

	$375,701	$446,890	$296,494

      The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2003	2002

United States	$221,692	$424,757
Ireland	5,264	5,307
Australia	3,868	2,967
United Kingdom	2,818	2,873
Japan	156	7,378
Other	1,056	2,824

	$234,854	$446,106

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)     DILUTED EARNINGS (LOSS) PER SHARE

      The following table sets forth the computations of diluted earnings (loss) per share for the years ended December 31, 2003, 2002 and 2001 (in thousands, except for earnings (loss) per share information):

	2003	2002	2001

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(162,615)	$26,362	$2,041
After-tax interest expense, including amortization of discount, on convertible notes	—	4,157	—

Earnings (loss) for purposes of computing diluted earnings per share from continuing operations	(162,615)	30,519	2,041
Discontinued operations	1,797	(5,078)	(85,752)
Cumulative effect of accounting change	—	(8,216)	—

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(160,818)	$17,225	$(83,711)

Denominator:
Denominator for basic earnings per share — weighted-average shares outstanding	61,751	62,702	48,298
Effect of dilutive securities:
Convertible notes	—	16,150	—
Employee stock options	—	1,136	435

Denominator for diluted earnings	61,751	79,988	48,733

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(2.63)	$0.38	$0.04
Discontinued operations	0.03	(0.06)	(1.76)
Cumulative effect of accounting change	—	(0.10)	—

Net earnings (loss)	$(2.60)	$0.22	$(1.72)

      In 2003, 2002 and 2001, 3.9 million, 1.1 million and 3.3 million stock options, respectively, were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect. Additionally, in 2003 and 2001, 16.1 million and 1.5 million shares, respectively, related to the convertible notes were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect.

(7)	ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

(a) Goodwill

      SFAS No. 142, Goodwill and Other Intangible Assets, was issued in July 2001 and was adopted by the Company effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. SFAS No. 142 required that the Company perform transitional goodwill

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach.

      During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that the entire recorded net goodwill balance associated with its Channel Revenue unit was impaired as of January 1, 2002 under the new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $13.5 million as a cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $5.3 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $8.2 million.

      During the fourth quarter of 2003, the Company conducted its long-term strategic planning process for 2004 and future years with specific focus on 2004. The plan involved receiving a detailed “bottom-up” revenue outlook for 2004 from all components of the Company. This outlook supported the conclusion that the Company’s 2003 reductions in domestic revenues were not anticipated to reverse during 2004. The completion of the Company’s strategic planning process provided the first clear indication that previous near-term domestic growth projections for Accounts Payable Services were no longer achievable.

      The Company, working with its independent valuation advisors, completed the required annual impairment testing of goodwill in accordance with SFAS No. 142 during the fourth quarter of 2003. The valuation requires an estimation of the fair value of the asset being tested. The fair value of the asset being tested is determined, in part, based on the sum of the discounted future cash flows expected to result from its use and eventual disposition. This analysis required the Company to provide its advisors with various financial information including, but not limited to, projected financial results for the next several years. The Company’s revised 2004 and subsequent years’ projections for financial performance, mentioned in the previous paragraph, were incorporated into the calculation of discounted cash flows required for the valuation under SFAS No. 142.

      Based upon the valuation analysis of the Company’s goodwill assets and the recommendation of the advisors indicated, the Company concluded that all net goodwill balances relating to its Meridian reporting unit and a significant portion of the goodwill associated with the Company’s Accounts Payable Services business were impaired. The Company recorded a charge of $8.2 million related to the write-off of Meridian’s goodwill. There was no tax benefit associated with this charge. Additionally, the Company recognized a before-tax charge of $193.9 million for the partial write-off of goodwill related to Accounts Payable Services. This pre-tax charge has been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. The Company recorded an income tax benefit of $37.0 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $156.9 million.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table reconciles goodwill balances by reportable operating segment (in thousands):

	Accounts
	Payable
	Services
	(including	Meridian
	Channel	VAT
	Revenue)	Reclaim	Total

Balance at December 31, 2001	$173,773	$8,246	$182,019
Impairment losses at adoption of SFAS No. 142 (pre-tax)	(13,525)	—	(13,525)
Goodwill acquired during the year	203,089	—	203,089
Foreign currency translation	250	—	250

Balance at December 31, 2002	363,587	8,246	371,833
SFAS No. 142 goodwill impairment losses (pre-tax)	(193,900)	(8,246)	(202,146)
Foreign currency translation	932	—	932

Balance at December 31, 2003	$170,619	$—	$170,619

      The following table sets forth the computations of basic and diluted earnings per share from continuing operations as if there had been no goodwill amortization during the year ended December 31, 2001 (in thousands, except for earnings per share information):

	Years Ended December 31,

	2003	2002	2001

Reported earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(162,615)	$26,362	$2,041
Goodwill amortization, net of tax benefit of $2,733 in 2001	—	—	6,070

Adjusted earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(162,615)	$26,362	$8,111

Basic:
Reported earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$(2.63)	$0.42	$0.04
Goodwill amortization	—	—	0.13

Adjusted earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$(2.63)	$0.42	$0.17

Diluted:
Reported earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$(2.63)	$0.38	$0.04
Goodwill amortization	—	—	0.13

Adjusted earnings (loss) per share from continuing operations before discontinued operations and cumulative effect of accounting change	$(2.63)	$0.38	$0.17

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) Other Intangible Assets

      The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”). Intangible assets consist of the following at December 31, 2003 (in thousands):

		Gross
	Estimated	Carrying	Accumulated		Net Carrying
	Useful Life	Amount	Amortization	Impairment	Amount

Amortized intangible assets:
Customer relationships	20 years	$27,700	$2,683	$—	$25,017
Unrecognized customer revenue	2 months	1,610	1,610	—	—
Employee agreements	2 years	400	400	—	—

		$29,710	$4,693	$—	25,017

Unamortized intangible assets:
Trade name	Indefinite	$9,600		$3,000	6,600

Total intangible assets					$31,617

      The provisions of SFAS No. 142 require that the Company review the carrying value of intangible assets with indefinite useful lives for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated discounted future cash flows expected to result from its use and eventual disposition. During the fourth quarter of 2003, the Company worked with its independent valuation advisors and completed the analysis of its trade name. Since the discounted expected future cash flows were determined to be less than the carrying value of the Company’s trade name, an impairment loss of $3.0 million was recognized. This pre-tax charge is equal to the amount by which the carrying value exceeded the fair value of the asset and has been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. The Company recognized a tax benefit of $1.2 million in 2003 related to this charge.

      Intangible assets with definite useful lives are being amortized on a straight-line basis over their estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amortization of intangible assets amounted to $1.6 million and $3.1 million for the years ended December 31, 2003 and 2002, respectively. The Company did not have any intangible assets with definite lives during 2001.

      Estimated amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,

2004	$1,385
2005	1,385
2006	1,385
2007	1,385
2008	1,385

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,

	2003	2002

Accrued Meridian regional marketing costs	$4,049	$4,893
Other accrued expenses	21,731	19,092

Accounts payable and accrued expenses	$25,780	$23,985

(9)     DEBT AND CONVERTIBLE NOTES

(a) Current Installments of Debt

      At December 31, 2003, current installments of long-term debt related to amounts outstanding under the Company’s senior bank credit facility, which matures on December 31, 2004. At December 31, 2002, current installments of long-term debt related to certain remaining multi-year notes payable that the Company assumed as part of its January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates. Current installments of long-term debt consist of the following (in thousands):

	December 31,

	2003	2002

Current installments of long-term bank debt	$31,600	$—
Notes payable at 5 1/2%, due on May 21, 2003	—	4,127
Notes payable at 7%, due in two installments on January 1, 2003 and April 1, 2003	—	1,400

	$31,600	$5,527

(b) Long-Term Bank Debt

      On December 31, 2001, the Company retired a $200.0 million senior bank credit facility and replaced it with a three-year, $75.0 million underwritten senior bank credit facility (the “Credit Agreement”). Of the $75.0 million, $55.0 million of the new facility was syndicated in early 2002 between three banking institutions led by Bank of America, N.A. as agent for the group (the “Banking Syndicate”). The Company subsequently determined that it would not require the remaining $20.0 million of credit facility capacity to fund its operations and would probably not be able to access such $20.0 million in any event due to accounts receivable borrowing base limitations. Therefore, on August 19, 2002, the Company amended its senior bank credit facility to reduce the revolving committed amount from $75.0 million to $55.0 million.

      Borrowings under the senior bank credit facility, as amended, are subject to limitations based upon the Company’s eligible accounts receivable. The Company is not required to make principal payments under the credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants and the violations are not waived. The occurrence of other stipulated events, as defined in the Credit Agreement, including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed borrowing base would also require accelerated principal payments. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The credit facility contains customary covenants, including maintaining certain financial ratios. On November 12, 2003, the Company and the Banking Syndicate entered into an amendment to the Credit Agreement (the “4th Amendment”). The 4th Amendment, among other stipulations, (1) served to re-establish and relax certain financial ratio covenants

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

applicable to the third and fourth quarters of 2003 and each of the quarters of 2004, (2) prohibits acquisitions of other businesses, (3) prohibits the Company from purchasing its outstanding common stock or paying cash dividends, (4) required the Company to temporarily maintain $10.0 million in cash as an unrestricted compensating balance, and (5) limited borrowing capacity on and after November 12, 2003 to a more stringent quarterly-determined borrowing base calculation that was the sum of eligible accounts receivable of the Company and the above-mentioned compensating balance.

      At December 31, 2003, the Company was in compliance with all such covenants. At December 31, 2003, the Company had $31.6 million in borrowings outstanding with a weighted average interest rate of 3.8%. At December 31, 2002, the Company had approximately $26.4 million of borrowings outstanding with a weighted average interest rate of 4.3%. Additionally, at December 31, 2002, the Company had a $3.1 million USD equivalent standby letter of credit under the senior bank credit facility and a borrowing base capacity of $50.0 million, which therefore permitted up to $20.5 million in additional borrowings as of that date. This standby letter of credit was cancelled during 2003.

      As required under the Credit Agreement, as amended, in January 2004 the Company reduced outstanding borrowings by $17.0 million with the net cash proceeds received from the sale of Communications Services (see Note 18). In conjunction with the reduction in outstanding borrowings, the facility’s maximum capacity was permanently reduced to $38.0 million. Along with the reduction in the facility, the requirement for the Company to maintain $10.0 million in cash as an unrestricted compensating balance was eliminated. Outstanding borrowings under the Credit Agreement, as amended, were $19.0 million on January 16, 2004, the closing date of the sale of Communications Services. At January 16, 2004, after the reduction of the size of the facility, the Company’s borrowing base was $29.1 million, thus producing additional borrowing availability of approximately $10.1 million as of such date.

      A pre-tax loss of $2.6 million, included in selling, general and administrative expenses within the accompanying 2001 Consolidated Statement of Operations, was incurred as a result of the early termination of the previous $200.0 million senior bank credit facility on December 31, 2001. The loss was comprised of unamortized deferred loan costs.

(c) Convertible Notes

      In December of 2001, the Company completed a $125.0 million offering of its 4 3/4% convertible subordinated notes due 2006. The Company received net proceeds from the offering of approximately $121.1 million, which were used to pay down the Company’s outstanding balance under its then-existing $200.0 million senior bank credit facility.

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

      At December 31, 2003 and 2002, the Company had convertible notes outstanding of $122.4 million and $121.5 million, net of unamortized discount of $2.6 million and $3.5 million, respectively. Amortization of the discount on convertible notes is included as a component of interest (expense), net as presented in the accompanying Consolidated Statements of Operations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)     LEASE COMMITMENTS

      The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2003, 2002 and 2001, was $13.3 million, $13.4 million and $7.8 million, respectively.

      SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $1.0 million and $5.7 million in 2003 and 2002, respectively, in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair-value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made. The Company did not incur any termination costs of noncancelable lease arrangements in 2001.

      The Company has entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). In accordance with Financial Accounting Standards Board Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the lease terms.

      The future minimum lease payments under noncancelable leases, by year, are summarized as follows (in thousands):

Year Ending December 31,

2004	$10,094
2005	8,913
2006	6,824
2007	6,088
2008	5,588
Thereafter	31,691

$69,198

(11)     INCOME TAXES

      Total income taxes for the years ended December 31, 2003, 2002 and 2001 were allocated as follows (in thousands):

	2003	2002	2001

Earnings (loss) from continuing operations	$(35,484)	$15,336	$3,152
Earnings (loss) from discontinued operations	917	(4,959)	(1,520)
Gain (loss) on disposal/retention of discontinued operations including operating results for phase-out period	354	9,604	(14,104)
Cumulative effect of accounting change	—	(5,309)	—
Shareholders’ equity, for compensation expense for tax purposes in excess of financial purposes	(155)	(3,007)	(694)

	$(34,368)	$11,665	$(13,166)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes have been provided in accordance with SFAS No. 109, Accounting for Income Taxes. Earnings (loss) before income taxes, discontinued operations and cumulative effect of accounting change for the years ended December 31, 2003, 2002 and 2001 relate to the following jurisdictions (in thousands):

	2003	2002	2001

United States	$(201,699)	$34,009	$6,997
Foreign	3,600	7,689	(1,804)

	$(198,099)	$41,698	$5,193

      The provision for income taxes attributable to earnings from continuing operations for the years ended December 31, 2003, 2002 and 2001 consists of the following (in thousands):

	2003	2002	2001

Current:
Federal	$31	$174	$6,842
State	3	15	221
Foreign	4,750	4,895	2,930

	4,784	5,084	9,993

Deferred:
Federal	(35,168)	9,792	(6,178)
State	(4,361)	162	(733)
Foreign	(739)	298	70

	(40,268)	10,252	(6,841)

Total	$(35,484)	$15,336	$3,152

      The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for earnings from continuing operations:

	2003	2002	2001

Statutory federal income tax rate	35%	35%	35%
Foreign loss providing no tax benefit	—	1	22
State income taxes, net of federal benefit	5	1	(15)
Nondeductible goodwill	(21)	—	10
Other, net	(1)	—	9

	18%	37%	61%

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the components of deferred tax assets and liabilities as of December 31, 2003 and 2002 follows (in thousands):

	2003	2002

Deferred income tax assets:
Accounts payable and accrued expenses	$2,752	$2,337
Accrued payroll and related expenses	7,803	7,705
Contract receivables	2,725	2,725
Deferred compensation	1,452	1,573
Depreciation	4,376	3,900
Noncompete agreements	1,951	1,585
Bad debts	1,194	1,853
Realignment charges	—	1,154
Foreign operating loss carryforward of foreign subsidiary	1,856	2,367
Foreign tax credit carryforwards	10,836	7,167
Federal operating loss carryforward	17,049	9,993
Goodwill	37,888	6,276
State operating loss carryforwards	5,586	4,762
Capital loss carryforwards	17,237	17,237
Other	1,874	3,490

Gross deferred tax assets	114,579	74,124
Less valuation allowance	24,967	20,374

Gross deferred tax assets net of valuation allowance	89,612	53,750

Deferred income tax liabilities:
Intangible assets	12,635	14,316
Prepaid expenses	464	397
Capitalized software	1,932	2,479

Gross deferred tax liabilities	15,031	17,192

Net deferred tax assets	$74,581	$36,558

      SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recorded a net increase to its valuation allowance in 2003 of $4.6 million. The Company recorded a net decrease of $1.6 million in 2002 and a net increase of $17.7 million in 2001 in its valuation allowance. The valuation allowance and the change therein as of December 31, 2003 and 2002 and for the three years ended December 31, 2003 relate to the tax benefit of certain foreign operating losses associated with the Company’s foreign subsidiaries in Latin America, Singapore, Belgium, Spain and Italy, contract receivables associated with the Company’s foreign subsidiary in Ireland, U.S. foreign tax credits and state net operating losses expiring through 2006, and a $49.2 million U.S. capital loss carryforward created from the sale of the Company’s French Taxation Services business in 2001. No other valuation allowances were deemed necessary for any other deferred tax assets since all deductible temporary differences are expected to be utilized primarily against reversals of taxable temporary differences and net operating loss carryforwards, and foreign tax credit carryforwards are expected to be utilized through related future taxable and foreign source earnings. The Company believes that it is more likely than not that it will be able to recover its net deferred tax assets.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, the Company has net operating loss carryforwards amounting to $48.7 million, the majority of which will expire in 2021 and 2023. Additionally, as of December 31, 2003, the Company has foreign income tax credit carryforwards amounting to $10.8 million, which will expire through 2008. The Company expects to generate sufficient foreign-sourced income by implementing reasonable tax planning strategies to fully utilize the foreign income tax credit carryforwards expiring beyond 2006. Appropriate U.S. and international taxes have been provided for earnings of subsidiary companies that are expected to be remitted to the parent company. As of December 31, 2003, the cumulative amount of unremitted earnings from the Company’s international subsidiaries that is expected to be indefinitely reinvested was $7.1 million. The taxes that would be paid upon remittance of these indefinitely reinvested earnings are approximately $2.6 million based on current tax laws.

(12)     EMPLOYEE BENEFIT PLANS

      The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 25% of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,750 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.4 million in 2003, $1.6 million in 2002 and $1.3 million in 2001.

      The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.3 million, $0.4 million and $0.6 million in 2003, 2002 and 2001, respectively.

(13)     SHAREHOLDERS’ EQUITY

      On September 20, 2002, the Company exercised an option to purchase approximately 1.45 million shares of its common stock from an affiliate of Howard Schultz, a director of the Company, for approximately $12.68 million (see Note 3).

      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. During 2003 and 2002, the Company repurchased 1.1 million and 0.8 million shares, respectively, of its outstanding common stock on the open market at a cost of $7.53 million and $7.48 million, respectively. Future purchases of the Company’s outstanding common stock are prohibited by the Company’s Credit Agreement, as amended (see Note 9(b)).

      On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans, or affect earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded. At the 2001 annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“continuing directors” provision. In March 2002, a special committee, appointed to consider the matter, recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving an amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. At the 2002 annual meeting, the shareholders approved the amendment to the Company’s Articles of Incorporation to provide that directors can only be removed for cause, and the Rights Plan was therefore automatically amended to remove the continuing directors provision. Additionally, the shareholders voted against a second proposal to redeem the Rights Plan. During August 2002, the Board approved a one-time and limited exemption to the 15% ownership clause under the Rights Plan to Blum Capital Partners LP.

      Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Board authorized 500,000 shares of the participating preferred stock, none of which has been issued.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At December 31, 2003, there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of December 31, 2003, former employees had cumulatively forfeited 173,500 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at December 31, 2003 to reflect actual cumulative forfeitures to date), the Company will recognize $225 thousand in compensation expense before any future forfeitures. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $246 thousand, $230 thousand and $240 thousand of compensation expense related to the Stock Awards. Additionally, the Company reduced unamortized compensation expense for forfeitures of the Stock Awards by $144 thousand, $82 thousand and $558 thousand for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has issued no preferred stock through December 31, 2003, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(b)	Indemnification and Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) they pay on their fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sells the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility, including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. As of December 31, 2003, the facility’s aggregate capacity was 24.1 million Euro ($30.4 million at December 31, 2003 exchange rates). The facility’s aggregate capacity will be further reduced in equal monthly increments of 1.5 million Euro and Barclays has notified TVR that Barclays is not prepared to stipulate if or when these monthly reductions will cease. As of December 31, 2003, there was 14.5 million Euro ($18.3 million at December 31, 2003 exchange rates) outstanding under this facility. As a result of current year changes to the facility during the second half of 2003, Meridian has begun to experience a reduction in the processing fee revenues it derives from TVR as DKV previously transferred certain TVR clients to another VAT service provider.

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

      Should Barclays continue to reduce the facility’s aggregate capacity each month and should DKV continue to transfer TVR clients to another VAT service provider as a result thereof, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, would be further reduced and maybe even eliminated. (Meridian’s revenues from TVR were $2.3 million, $3.6 million and $3.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. Meridian’s revenues from TVR were 5.7%, 10.7% and 9.7% of its total revenues for the years ended December 31, 2003, 2002 and 2001,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively.) Moreover, if the newly-imposed Barclays financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.1 million at December 31, 2003 exchange rates. During 2003, Meridian recognized a loss of $0.8 million related to TVR. This loss was recorded as a reduction of Meridian’s investment in TVR. No income or loss from TVR was recognized during prior years, as TVR’s operations were break-even. Any future losses related to TVR will result in lower earnings for Meridian and further reductions of its investment in TVR. This investment is included in Other Assets on the Company’s December 31, 2003 and 2002 Consolidated Balance Sheets.

(c)	Bank Guarantee

      In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euro ($5.7 million at December 31, 2003 exchange rates). The Guarantee serves as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee is secured by amounts on deposit with CCF equal to the amount of the Guarantee. These funds are restricted as security for the Guarantee, and are included in the Company’s Consolidated Balance Sheet as of December 31, 2003 as restricted cash. The current annual interest rate earned on this money is 1.0% for 2004.

(d)	Client Bankruptcy

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “Preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 does not include any expense provision with respect to this matter. Should a preference payment claim be subsequently asserted against the Company, the Company will vigorously defend against it.

(e)	Industrial Development Authority Grants

      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.7 million at December 31, 2003 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 176 permanent employees in Dublin, Ireland. The European Union has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the European Union. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would have a material adverse impact on Meridian’s results of operations from providing value-added tax recovery services. If Meridian’s results of operations were to decline as a result of the enactment of this legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. If the number of permanent employees that Meridian employs in Ireland falls below 145 prior to September 2007, the full amount of the grants previously received will need to be repaid to IDA. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2003 does not include any expense related to this matter. Management is monitoring this situation, and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to the IDA, the Company will recognize an expense at that time.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)     ACQUISITIONS

      On August 19, 1999, the Company acquired Meridian, which is based in Dublin, Ireland. At the time of acquisition, Meridian maintained a phantom stock plan whereby participants were entitled to receive the subsequent appreciation in the value of Meridian’s shares in direct proportion to the number of phantom shares assigned to each individual. The phantom stock plan was terminated upon the Company’s purchase of Meridian, and participants were paid their respective proceeds pursuant to a schedule of periodic payments, which concluded with a final installment in January 2001.

      On January 24, 2002, the Company acquired substantially all the assets and assumed certain liabilities of Howard Schultz & Associates International, Inc. (“HSA-Texas”), substantially all of the outstanding stock of HS&A International Pte Ltd., and all of the outstanding stock of Howard Schultz & Associates (Asia) Limited, Howard Schultz & Associates (Australia), Inc. and Howard Schultz & Associates (Canada), Inc., each an affiliated foreign operating company of HSA-Texas, pursuant to an amended and restated agreement and plan of reorganization by and among PRG-Schultz, HSA-Texas, Howard Schultz, Andrew H. Schultz and certain trusts dated December 11, 2001 (the “Asset Agreement”) and an amended and restated agreement and plan of reorganization by and among PRG-Schultz, Howard Schultz, Andrew H. Schultz, Andrew H. Schultz Irrevocable Trust and Leslie Schultz dated December 11, 2001 (the “Stock Agreement”).

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

      The total purchase price consisted of approximately 14.8 million shares of the Company’s common stock with an estimated fair value of approximately $154.8 million, 1.1 million fully vested options to purchase the Company’s common stock with an estimated fair value of approximately $5.0 million, and estimated direct transaction costs of approximately $11.2 million. Pursuant to EITF No. 99-12, the fair value of the Company’s common stock was determined as the average closing price per share from July 24, 2001 to July 28, 2001, which was $10.482. The Company announced the transaction on July 26, 2001. The fair value of the fully vested options was determined using the Black-Scholes pricing model.

      The amounts and components of the purchase price are presented below (in thousands):

Common stock	$15
Additional paid-in capital	159,747
Transaction costs	11,191

Total purchase price	$170,953

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the purchase price is as follows (in thousands):

Tangible assets acquired	$23,829
Liabilities assumed	(95,275)

Net liabilities assumed	(71,446)
Allocation of purchase price to:
Identifiable intangible assets	39,310
Goodwill	203,089

Total purchase price	$170,953

      Goodwill recognized in the acquisitions of the businesses of HSA-Texas and affiliates was assigned to the Accounts Payable Services segment. Approximately $47.8 million of the goodwill is currently expected to be deductible for tax purposes. In accordance with SFAS No. 142, goodwill is not amortized but rather tested for impairment in accordance with the provisions of that Statement. See Note 7 for current period disclosures related to goodwill.

      The identifiable tangible and intangible assets recognized are as follows (in thousands):

Tangible assets:
Cash	$4,023
Receivables	10,942
Net deferred tax asset	6,042
Property and equipment	1,763
Other	1,059

Total tangible assets	$23,829

		Estimated
	Value	Useful Life

Identifiable intangible assets:
Customer relationships	$27,700	20 years
Trade name	9,600	Indefinite
Unrecognized customer revenue	1,610	2 months
Employee agreements	400	2 years

Total identifiable intangible assets	$39,310

      Intangible assets with definite useful lives are being amortized over their respective estimated useful lives to their estimated residual values and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 142, intangible assets with indefinite useful lives are not amortized but rather tested for impairment in accordance with the provisions of that Statement. See Note 7 for current period disclosures related to intangible assets.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Selected (unaudited) pro forma results of operations of the Company for the years ended December 31, 2002 and 2001, as if the acquisitions of the businesses of HSA-Texas and affiliates had been completed as of January 1, 2001, are as follows (amounts in thousands, except per share data):

	2002	2001

Revenues	$448,821	$439,602
Operating income	43,385	19,530
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	20,154	11,136
Net earnings (loss)	6,860	(80,227)
Diluted earnings from continuing operations before discontinued operations and cumulative effect of accounting change per share	$0.29	$0.09
Diluted net earnings (loss) per share	$0.13	$(1.25)

      Unusual or non-recurring items included in the reported (unaudited) pro forma results are as follows:

1) HSA-Texas and affiliates recorded only $1.9 million in revenues for the 24-day period in January 2002 prior to the finalization of the acquisitions. This reduced billing amount was a direct consequence of an atypically large invoice volume for HSA-Texas and affiliates during December 2001. HSA-Texas and affiliates recorded revenues for the month of December 2001 of approximately $19.1 million, or 13.3% of their total 2001 revenues of $143.1 million.

2) In January 2002, HSA-Texas and affiliates recorded approximately $7.8 million of obligations owed to independent contractor associates resulting from revisions made to their contractual compensation agreements. During the 24-day period in January 2002 prior to finalization of the acquisitions, HSA-Texas entered into revised individual agreements with certain domestic independent contractor associates whereby such associates each agreed to accept a stipulated future lump sum payment representing the differential between (a) the associate’s future compensation for work-in-process as calculated under their then current HSA-Texas compensation plan and (b) the associate’s future compensation on that same work-in-process as calculated under The Profit Recovery Group International, Inc. compensation plan. These agreements enabled the participating HSA-Texas workforce to join The Profit Recovery Group International, Inc. compensation plan immediately upon merger completion and without disruptive transitional delays.

3) In May 2001, HSA-Texas and affiliates entered into a settlement agreement with respect to litigation pending at December 31, 2000, involving a group of independent contractors formerly

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with HSA-Texas and affiliates. Pursuant to the agreement, HSA-Texas was relieved of certain obligations to pay commissions to those contractors, which amounted to $3.7 million at the date of settlement. The settlement was recorded as other income for the year ended December 31, 2001.

(16)     STOCK OPTION PLAN AND EMPLOYEE STOCK PURCHASE PLAN

      At December 31, 2003, the Company had three stock compensation plans: (1) the Stock Incentive Plan; (2) the HSA Acquisition Stock Option Plan; and (3) an employee stock purchase plan.

      The Company’s Stock Incentive Plan, as amended, has authorized the grant of options to purchase 12,375,000 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through December 31, 2003 have 5-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

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

      A summary of the Company’s stock option activity and related information for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	8,071,222	$11.31	5,975,609	$12.64	7,127,827	$14.79
Granted	1,368,500	7.40	3,972,366	8.72	1,440,000	7.82
Exercised	(223,023)	4.37	(1,119,274)	6.91	(379,660)	7.39
Forfeited	(1,136,524)	12.26	(757,479)	14.69	(2,212,558)	17.33

Outstanding at end of year	8,080,175	$10.70	8,071,222	$11.31	5,975,609	$12.64

Exercisable at end of year	5,202,996	$11.01	4,101,985	$11.07	3,158,893	$11.68
Weighted average fair value of options granted during year	$5.02		$6.16		$5.60

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about stock options outstanding at December 31, 2003:

				Exercisable
	Number	Weighted-	Weighted-
	of Shares	Average	Average	Number	Weighted-
Range of	Subject	Remaining	Exercise	of	Average
Exercise Prices	to Option	Life	Price	Shares	Exercise Price

$3.53 – $4.31.	320,210	2.19 years	$4.19	307,422	$4.19
$4.70 – $7.41.	2,631,153	3.26 years	$6.99	1,741,899	$6.87
$8.50 – $11.83.	3,704,887	3.04 years	$9.59	2,086,350	$9.78
$12.00 – $18.88.	575,850	4.10 years	$15.62	417,325	$15.80
$19.16 – $26.56.	686,875	5.53 years	$24.12	521,100	$23.98
$28.77 – $41.50.	131,250	5.71 years	$33.13	104,700	$33.26
$43.69	29,950	5.80 years	$43.69	24,200	$43.69

	8,080,175			5,202,996

      The weighted-average remaining contract life of options outstanding at December 31, 2003 was 3.42 years.

      Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 2,625,000 shares of Company’s common stock, which may be authorized unissued shares, or shares reacquired through private purchase or purchases on the open market. Employees can contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee’s purchase price is 85 percent of the fair market price on the first business day of the purchase period. The Company is not required to recognize compensation expense related to this plan. In January 2004, approximately 47,000 shares were issued under the plan relating to 2003. During 2002 and 2001, respectively, approximately 200,000 and 225,000 shares were issued under the plan.

(17)	FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts for cash and cash equivalents, receivables, funds held for client obligations, notes payable, current installments of long-term debt, obligations for client payables, accounts payable and accrued expenses, and accrued payroll and related expenses approximate fair value because of the short maturity of these instruments.

      The fair value of the Company’s convertible notes was calculated as the discounted present value of future cash flows related to the convertible notes using the stated interest rate. The estimated fair value of the Company’s convertible notes at December 31, 2003 and 2002 was $123.1 million and $122.9 million, respectively, and the carrying value of the Company’s convertible notes at December 31, 2003 and 2002 was $122.4 million and $121.5 million, respectively.

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

(18)	SUBSEQUENT EVENTS (UNAUDITED)

      (a)     Sale of Communications Services

      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor is One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of the Communications Services business. The Company anticipates recognizing a gain on the sale of approximately $8.3 million, subject to possible adjustments for final determination of the sale-date working capital transferred and finalization of the effective tax rate to be applied.

      As required, the Company reduced outstanding borrowings under its Credit Agreement by the $17.0 million of net cash proceeds received from the sale of the remaining Communications Services operations. In conjunction with the reduction in outstanding borrowings, the facility was permanently reduced to $38.0 million. Along with the reduction in the facility, the requirement for the Company to maintain $10.0 million in cash as an unrestricted compensating balance was eliminated (see Note 9).

      (b)     Amendment to Credit Agreement

      On March 4, 2004, the Company and the Banking Syndicate entered into an additional amendment to the Credit Agreement (the “5th Amendment”). The 5thAmendment serves to exclude the fourth quarter 2003 pre-tax impairment charge of $3.0 million related to the Company’s trade name (see Note 7(b)) and the fourth quarter 2003 pre-tax impairment charge of $1.8 million related to the abandonment of certain internally-developed audit software (see Note 1(i)) from future period financial ratio covenant calculations. As of December 31, 2003, the Company was in full compliance with the debt covenants contained in the Credit Agreement, as amended at that time. The 5thAmendment provides the Company with additional flexibility under its future financial ratio covenant calculations.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

ITEM 9A.     Controls and Procedures

      As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the President, Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President — Finance and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

      Company management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further , the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide the absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

      During the quarter ended December 31, 2003, there were no changes in the Company’s internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

      The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned “Election of Directors” of our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held May 18, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Audit Committee” of the Proxy Statement. We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics free of charge from our website, www.prgx.com. The information required with respect to our executive officers is incorporated herein by reference to the information contained in the section captioned “Executive Officers” of the Proxy Statement.

      The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.

ITEM 11.     Executive Compensation

      The information required by Item 11. of this Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by Item 12. of this Form 10-K is incorporated by reference to the information contained in the section captioned “Ownership of Directors, Principal Shareholders and Certain Executive Officers” and the Equity Compensation Plan Information contained in the section captioned “Executive Compensation” of the Proxy Statement.

ITEM 13.     Certain Relationships and Related Transactions

      The information required by Item 13. of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation — Employment Agreements” and “Certain Transactions” of the Proxy Statement.

ITEM 14.     Principal Accountants’ Fees and Services

      The information required by Item 14. of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountants’ Fees and Services” of the Proxy Statement.

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Documents filed as part of the report

      (1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 45.

      (2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	S-1

      (3) Exhibits

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K/A filed April 3, 2002).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	—	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	—	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
4.4	—	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
4.5	—	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.1	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Cook (incorporated by reference to Exhibit 10.4 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).
10.2	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Toma (incorporated by reference to Exhibit 10.5 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).
10.3	—	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

Exhibit
Number		Description

10.4	—	Form of Indemnification Agreement between the Registrant and Directors and certain officers of the Registrant.
10.5	—	First Amendment, dated March 7, 1997, to Employment Agreement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1996).
10.6	—	Second Amendment to Employment Agreement, dated September 17, 1997, between The Profit Recovery Group International, I, Inc. and Mr. John M. Cook (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).
10.7	—	Lease Agreement, dated January 30, 1998, between Wildwood Associates and The Profit Recovery Group International, I, Inc. (incorporated by reference to Exhibit 10.30 to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.8	—	Description of 2001-2005 Compensation Arrangement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.9	—	Syndication Amendment and Assignment, dated as of September 17, 1998, and among the Registrant, certain subsidiaries of the Registrant and various banking institutions (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998).
10.10	—	The Profit Recovery Group International, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1998).
10.11	—	Description of Compensation Agreement between Mr. Donald E. Ellis, Jr. and Registrant, dated January 15, 2001 (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the year ended December 31, 2000).
*10.12	—	Letter Agreement, dated May 25, 1995, between Wal-Mart Stores, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s March 26, 1996 registration statement No. 333-1086 on Form S-1).
**10.13	—	Services Agreement, dated April 7, 1993, between Registrant and Kmart Corporation, as amended by Addendum dated January 28, 1997 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K for the year ended December 31, 1997).
10.14	—	Description of 2001 Compensation Arrangement between Registrant and Mr. John M. Toma (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.15	—	Non-qualified Stock Option Agreement between Mr. Donald E. Ellis, Jr. and the Registrant, dated October 26, 2000 (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.16	—	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.17	—	Non-qualified Stock Option Agreement between Mr. John M. Cook and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.18	—	Non-qualified Stock Option Agreement between Mr. John M. Toma and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.19	—	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).
10.20	—	Shareholder Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz, John M. Cook, John M. Toma and certain trusts (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

10.21	—	Registration Rights Agreement by and among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc. and certain other entities and individuals, dated January 24, 2002 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.22	—	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.23	—	Noncompetition, Nonsolicitation and Confidentiality Agreement between The Profit Recovery Group International, Inc. and Michael Lowery, Gertrude Lowery, Charlie Schembri and Mac Martirossian, shareholders of Howard Schultz & Associates International, Inc., dated January 24, 2002 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.24	—	Employment Offer Letter with Mr. Howard Schultz, dated January 24, 2002 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.25	—	Employment Offer Letter with Mr. Andrew Schultz, dated January 24, 2002 (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.26	—	Indemnification Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.27	—	PRG-Schultz HSA Acquisition Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement No. 333-81168 on Form S-8 filed January 22, 2002).
10.28	—	Credit Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. and certain subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of December 31, 2001 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed January 23, 2002).
10.29	—	Pledge Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.30	—	Security Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.31	—	First Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of February 7, 2002 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.32	—	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.33	—	Registration Rights Agreement, dated November 26, 2001, by and among the Registrant, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the Other Initial Purchasers (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).
10.34	—	Employment Agreement between Mr. Howard Schultz and Registrant, dated December 20, 2001, effective January 24, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002).
10.35	—	Employment Agreement between Mr. Andrew Schultz and Registrant, dated December 20, 2001, effective January 24, 2002 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002).

Exhibit
Number		Description

10.36	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2002).
10.37	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.38	—	Amendment to Employment Agreement, as amended, between Mr. John M. Toma and Registrant, dated May 14, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.39	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.40	—	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.41	—	First Option Agreement, expiring February 8, 2003, by and between Schultz PRG Liquidating Investments, Ltd. And PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.42	—	Second Option Agreement, expiring May 9, 2003, by and between Schultz PRG Liquidating Investments, Ltd. and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.43	—	Subordination Agreement, dated as of August 27, 2002, by and among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC, and Schultz PRG Liquidating Investments, Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.44	—	Subordination Agreement, dated as of August 27, 2002, by and among PRG-Schultz International, Inc., Blum Strategic Partners II, L.P., Blum Strategic Partners II, GMBH & Co. KG, and Schultz PRG Liquidating Investments, Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.45	—	Consent and Amendment Agreement, dated as of August 16, 2002, by and among PRG-Schultz International, Inc., John M. Cook, John M. Toma, HSAT, Inc., f/k/a Howard Schultz & Associates International, Inc. (and all its shareholders), Schultz PRG Liquidating Investments, Ltd., Howard Schultz, Andrew Schultz, and all former shareholders of the Schultz affiliates who were parties to the December 11, 2001 Amended and Restated Agreements and Plans of Reorganization with Profit Recovery Group International, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.46	—	Amended and Restated Standstill Agreement, dated as of August 21, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.47	—	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.48	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.49	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.50	—	Second Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of August 19, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

Exhibit
Number		Description

10.51	—	Third Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of September 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.52	—	Resignation Agreement between Mr. Howard Schultz and Registrant, dated October 31, 2002, effective November 1, 2002 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.53	—	Resignation Agreement between Mr. Andrew Schultz and Registrant, dated October 31, 2002, effective November 1, 2002 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.54	—	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.55	—	Description of 2002 Compensation Arrangement between Mr. Robert A. Kramer and the Registrant (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.56	—	First Amendment to Employment Agreement between Registrant and Ms. Maria A. Neff, dated as of March 7, 2003 (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.57	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated March 7, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003).
10.58	—	Amendment to Employment Agreement, as amended, between Mr. Mark C. Perlberg and Registrant, dated March 7, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003).
10.59	—	Amendment, dated June 18, 2003, to Employment Agreement between Mr. Donald E. Ellis, Jr. and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.60	—	Amendment, dated March 24, 2002, to Employment Agreement between Mr. Mark C. Perlberg and Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2003).
10.61	—	Agreement and Release, dated September 5, 2003, to Employment Agreement between Mr. Mark C. Perlberg and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
10.62	—	Waiver to the covenant violations to the Credit Agreement, dated September 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
10.63	—	Fourth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of November 12, 2003.
10.64	—	Employment Agreement between Registrant and Mr. James L. Benjamin, dated as of October 28, 2002.
10.65	—	Employment Agreement between Registrant and Mr. Eric D. Goldfarb, dated as of October 25, 2002.
14.1	—	Code of Ethics for Senior Financial Officers.
21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP.

Exhibit
Number		Description

31.1	—	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2003.
31.2	—	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2003.
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2003.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

**	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

      (b) Reports on Form 8-K

      The Registrant filed one report on Form 8-K during the quarter ended December 31, 2003:

(1) Form 8-K, filing a previously issued press release, under Items 12 and 7 thereof, was filed on October 27, 2003.

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

Signature	Title	Date

/s/ JOHN M. COOK John M. Cook	President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 5, 2004

/s/ DONALD E. ELLIS, JR. Donald E. Ellis, Jr.	Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 5, 2004

/s/ ALLISON ADEN Allison Aden	Senior Vice President — Finance and Controller (Principal Accounting Officer)	March 5, 2004

/s/ ARTHUR N. BUDGE, JR. Arthur N. Budge, Jr.	Director	March 5, 2004

/s/ DAVID A. COLE David A. Cole	Director	March 5, 2004

/s/ GERALD E. DANIELS Gerald E. Daniels	Director	March 5, 2004

/s/ JONATHAN GOLDEN Jonathan Golden	Director	March 5, 2004

/s/ GARTH H. GREIMANN Garth H. Greimann	Director	March 5, 2004

/s/ N. COLIN LIND N. Colin Lind	Director	March 5, 2004

/s/ E. JAMES LOWREY E. James Lowrey	Director	March 5, 2004

Signature	Title	Date

/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 5, 2004

/s/ HOWARD SCHULTZ Howard Schultz	Director	March 5, 2004

/s/ JACKIE M. WARD Jackie M. Ward	Director	March 5, 2004

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Director	March 5, 2004

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

		Additions		Deductions

	Balance at	Charge to		Credited to	Balance at
	Beginning	Costs and		Accounts	End of
Description	of Year	Expenses	Acquisitions	Receivable (1)	Year

2003
Allowance for doubtful accounts receivable	$4,937	525	—	(2,226)	$3,236
Allowance for doubtful employee advances and miscellaneous receivables	$4,188	4,174	—	(3,602)	$4,760
Deferred tax valuation allowance	$20,374	4,593	—	—	$24,967
2002
Allowance for doubtful accounts receivable	$5,871	1,836	2,479	(5,249)	$4,937
Allowance for doubtful employee advances and miscellaneous receivables	$2,796	1,472	620	(700)	$4,188
Deferred tax valuation allowance	$21,929	(1,555)	—	—	$20,374
2001
Allowance for doubtful accounts receivable	$2,782	6,567	—	(3,478)	$5,871
Allowance for doubtful employee advances and miscellaneous receivables	$1,166	1,816	—	(186)	$2,796
Deferred tax valuation allowance	$4,269	17,660	—	—	$21,929

(1)	Write-offs, net of recoveries

S-1