Form 10-Q
period 2004-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2004-05-07
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

      Common shares of the registrant outstanding at April 30, 2004 were 61,763,345.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenues	$87,649	$96,593
Cost of revenues	57,629	59,034
Selling, general and administrative expenses	33,206	28,793

Operating income (loss)	(3,186)	8,766
Interest (expense), net	(2,096)	(2,212)

Earnings (loss) from continuing operations before income taxes and discontinued operations	(5,282)	6,554
Income taxes	(2,007)	2,440

Earnings (loss) from continuing operations before discontinued operations	(3,275)	4,114
Discontinued operations (Note B):
Earnings from discontinued operations, net of income tax expense of $168 in 2003	—	231
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income tax expense of $5,401 in 2004 and $216 in 2003	8,122	324

Earnings from discontinued operations	8,122	555

Net earnings	$4,847	$4,669

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(0.05)	$0.07
Discontinued operations	0.13	—

Net earnings	$0.08	$0.07

Diluted earnings (loss) per share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$(0.05)	$0.07
Discontinued operations	0.13	—

Net earnings	$0.08	$0.07

Weighted-average shares outstanding (Note C):
Basic	61,693	62,382

Diluted	61,693	78,910

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents (Note F)	$20,109	$26,658
Restricted cash	156	5,758
Receivables:
Contract receivables, less allowance for doubtful accounts of $3,447 in 2004 and $3,236 in 2003	53,163	53,185
Employee advances and miscellaneous receivables, less allowance of $4,430 in 2004 and $4,760 in 2003	2,905	3,573

Total receivables	56,068	56,758

Funds held for client obligations	23,190	18,690
Prepaid expenses and other current assets	3,572	3,779
Deferred income taxes	9,211	9,211
Current assets of discontinued operations	—	3,179

Total current assets	112,306	124,033

Property and equipment:
Computer and other equipment	57,014	54,482
Furniture and fixtures	7,466	7,531
Leasehold improvements	8,654	8,543

	73,134	70,556
Less accumulated depreciation and amortization	43,223	41,090

Property and equipment, net	29,911	29,466

Goodwill	170,650	170,619
Intangible assets, less accumulated amortization of $3,030 in 2004 and $2,683 in 2003	31,270	31,617
Deferred income taxes	63,240	65,370
Other assets	3,109	3,152
Long-term assets of discontinued operations	—	1,792

	$410,486	$426,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$6,500	$31,600
Obligations for client payables	23,190	18,690
Accounts payable and accrued expenses	24,924	25,780
Accrued payroll and related expenses	41,552	40,256
Deferred revenue	6,282	4,601
Current liabilities of discontinued operations	—	1,391

Total current liabilities	102,448	122,318
Convertible notes, net of unamortized discount of $2,381 in 2004 and $2,605 in 2003	122,619	122,395
Deferred compensation	3,231	3,695
Other long-term liabilities	4,312	4,511

Total liabilities	232,610	252,919

Shareholders’ equity (Notes G and H):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2004 and 2003	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2004 and 2003	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,527,870 shares in 2004 and 67,489,608 shares in 2003	68	67
Additional paid-in capital	493,018	492,878
Accumulated deficit	(266,649)	(271,496)
Accumulated other comprehensive income	317	616
Treasury stock at cost, 5,764,525 shares in 2004 and 2003	(48,710)	(48,710)
Unearned portion of restricted stock	(168)	(225)

Total shareholders’ equity	177,876	173,130

Commitments and contingencies (Note H)
	$410,486	$426,049

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net earnings	$4,847	$4,669
Gain on disposal of discontinued operations	(8,122)	(324)
Earnings from discontinued operations	—	(231)

Earnings (loss) from continuing operations	(3,275)	4,114
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,431	4,427
Restricted stock compensation expense	(25)	22
Gain (loss) on sale of property and equipment	21	(1)
Deferred compensation expense	(464)	(478)
Deferred income taxes	(3,286)	1,198
Income tax benefit relating to stock option exercises	—	35
Changes in operating assets and liabilities:
Restricted cash securing letter of credit obligation	5,463	—
Receivables	870	12,028
Prepaid expenses and other current assets	(41)	314
Other assets	(17)	(88)
Accounts payable and accrued expenses	(1,206)	56
Accrued payroll and related expenses	1,312	(11,569)
Deferred revenue	1,794	2,424
Other long-term liabilities	(199)	(10)

Net cash provided by operating activities	5,378	12,472

Cash flows from investing activities:
Purchases of property and equipment	(4,141)	(3,234)
Proceeds from sale of certain discontinued operations	19,116	—

Net cash provided by (used in) investing activities	14,975	(3,234)

Cash flows from financing activities:
Net repayments of debt	(25,100)	(509)
Payments for issuance costs on convertible notes	—	(9)
Net proceeds from common stock issuances	223	210
Purchase of treasury shares	—	(5,028)

Net cash used in financing activities	(24,877)	(5,336)

Net cash provided by (used in) discontinued operations	(1,391)	356
Effect of exchange rates on cash and cash equivalents	(634)	105

Net change in cash and cash equivalents	(6,549)	4,363
Cash and cash equivalents at beginning of period	26,658	14,860

Cash and cash equivalents at end of period	$20,109	$19,223

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$107	$275

Cash paid during the period for income taxes, net of refunds received	$1,107	$1,232

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

      Certain reclassifications have been made to 2003 amounts to conform to the presentation in 2004. These reclassifications include the reclassification of Communications Services as discontinued operations (See Note B(2)).

      For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

(1) Employee Stock Compensation Plans

      At March 31, 2004, the Company had three stock compensation plans: two stock option plans and an employee stock purchase plan (the “Plans”). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Consolidated Statements of Operations except for compensation amounts relating to grants of certain restricted stock issued in 2000. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.

      Pro forma information regarding net earnings and earnings per share is required by Statements of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following pro forma information has been determined as if the Company had accounted for its employee stock options as an operating expense under the fair value method of SFAS No. 123. The fair value of these options was estimated as of the date of grant using the Black-Scholes option valuation model.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pro forma information for the three months ended March 31, 2004 and 2003 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings per share information):

	Three Months Ended
	March 31,

	2004	2003

Numerator for basic and diluted pro forma net earnings per share:
Net earnings before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$4,847	$4,669
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(1,309)	(2,935)

Pro forma net earnings	$3,538	$1,734

Denominator for diluted pro forma net earnings per share:
Weighted-average shares outstanding, as reported for basic earnings per share	61,693	62,382
Effect of dilutive securities:
Employee stock options	—	444

Denominator for pro forma diluted earnings per share	61,693	62,826

Pro forma net earnings per share:
Basic — as reported	$0.08	$0.07

Basic — pro forma	$0.06	$0.03

Diluted — as reported	$0.08	$0.07

Diluted — pro forma	$0.06	$0.03

      The number of employee stock options that are dilutive for pro forma purposes may vary from period to period from those under APB No. 25, due to the timing difference in recognition of compensation expense under APB No. 25 compared to SFAS No. 123.

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-month periods ended March 31, 2004 and 2003, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

(2) New Accounting Standards

      There have been no new accounting standards issued that have not been adopted by the Company.

Note B — Discontinued Operations

(1) Sale of Discontinued Operations — Logistics Management Services

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which $1.4 million had been cumulatively received through March 31, 2004.

      During the first quarters of 2004 and 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.1 million and $0.3 million, respectively, net of tax expenses of approximately $0.1 million and $0.2 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

(2) Sale of Communications Services

      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor is One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million, subject to possible adjustments for final determination of the sale-date working capital transferred and finalization of the effective tax rate to be applied. Operating results for Communications Services during the phase-out period were a loss of $(0.5) million, net of an income tax benefit of $(0.2) million.

      Summarized financial information for discontinued operations is as follows (in thousands):

	Three Months
	Ended
	March 31,

	2004	2003

Revenues	$115	$4,052
Operating income (loss)	(546)	399

Note C — Diluted Earnings (Loss) Per Share

      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(3,275)	$4,114
After-tax interest expense, including amortization of discount on convertible notes	—	1,041

Earnings (loss) for purposes of computing diluted earnings (loss) per share from continuing operations	(3,275)	5,155
Discontinued operations	8,122	555

Earnings for purposes of computing diluted earnings (loss) per share	$4,847	$5,710

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	March 31,

	2004	2003

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	61,693	62,382
Effect of dilutive securities:
Employee stock options	—	378
Convertible notes	—	16,150

Denominator for diluted earnings (loss) per share	61,693	78,910

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(0.05)	$0.07
Discontinued operations	0.13	—

Net earnings	$0.08	$0.07

      For the three months ended March 31, 2004 and 2003, 6.3 million and 2.4 million stock options, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

      Additionally, for the three months ended March 31, 2004, 16.1 million shares related to the convertible notes were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three months ended March 31, 2004 and 2003 is as follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total

Three Months Ended March 31, 2004
Revenues	$79,079	$8,570	$—	$87,649
Operating income (loss)	10,271	772	(14,229)	(3,186)
Three Months Ended March 31, 2003
Revenues	$84,862	$11,731	$—	$96,593
Operating income (loss)	15,790	4,919	(11,943)	8,766

Note E — Comprehensive Income

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2004 and 2003, the Company’s consolidated comprehensive income was $4.5 million and $5.0 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

Note F — Cash Equivalents

      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

      At March 31, 2004 and December 31, 2003, the Company had cash equivalents of approximately $7.6 million and $3.4 million, respectively. At March 31, 2004, the Company had $5.1 million in cash equivalents at U.S. banks. The Company did not have any cash equivalents at U.S. banks at December 31, 2003. At March 31, 2004 and December 31, 2003, certain of the Company’s international subsidiaries held $2.5 million and $3.4 million, respectively, in temporary investments, the majority of which were at banks in the United Kingdom.

Note G — Shareholders’ Equity

      From time to time, the Company has historically purchased its common shares on the open market or in privately negotiated transactions, depending on market conditions, business opportunities and other factors. During the first quarter of 2003, the Company purchased 0.7 million shares of its outstanding common stock on the open market at a cost of $5.0 million. Purchases by the Company of its outstanding common stock have been prohibited by the Company’s Credit Agreement, as amended, since November 12, 2003.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At March 31, 2004,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of March 31, 2004, former employees had cumulatively forfeited 182,000 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at March 31, 2004 to reflect cumulative forfeitures to date), the Company will recognize $168 thousand in compensation expense before any future forfeitures. The Company recognized $(25) thousand and $22 thousand of compensation expense related to the Stock Awards for the three months ended March 31, 2004 and 2003, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of Stock Awards by $81 thousand and $48 thousand for the three months ended March 31, 2004 and 2003, respectively.

      The Company has issued no preferred stock through March 31, 2004, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Company’s Shareholder Protection Rights Agreement. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board of Directors, without any further votes or action by the shareholders.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Indemnification and Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) they pay on their fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sells the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility, including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. As of March 31, 2004, the facility’s aggregate capacity was 21.1 million Euro ($26.0 million at March 31, 2004 exchange rates). During March 2004, TVR repaid all amounts owing to Barclays. Accordingly, at March 31, 2004 the amount drawn down under this facility stood at zero. However, the finance facility has not been terminated. As a result of prior changes to the facility occurring during the second half of 2003, Meridian has begun to experience a reduction in the processing fee revenues it derives from TVR as DKV previously transferred certain TVR clients to another VAT service provider.

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

      Should Barclays continue to reduce the facility’s aggregate capacity each month and should DKV continue to transfer TVR clients to another VAT service provider as a result thereof, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, would be further reduced and may possibly even be eliminated. (Meridian’s revenues from TVR were $0.4 million and $1.0 million for the three months ended March 31, 2004 and 2003, respectively.) Moreover, if the more stringent Barclays financing terms and conditions are such that they eventually cause a marked deterioration in TVR’s future financial condition, Meridian may be unable to recover some or all of its long-term investment in TVR which stood at $2.0 million at March 31, 2004 exchange rates. This investment is included in Other Assets on the Company’s March 31, 2004 and December 31, 2003 Consolidated Balance Sheets.

(3) Standby Letter of Credit

      On March 8, 2004, the Company entered into a Standby Letter of Credit (“Letter of Credit”) under its senior bank credit facility in the face amount of 4.5 million Euro ($5.5 million at March 31, 2004 exchange rates). The Letter of Credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current annual interest rate of the Letter of Credit was 2.5% at March 31, 2004. There were no borrowings outstanding under the Letter of Credit at March 31, 2004.

(4) Client Bankruptcy

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

“Preference payments” under United States bankruptcy laws. It is not possible at this point to estimate whether a claim for repayment will ever be asserted, and, if so, whether and to what extent it may be successful. Accordingly, the Company’s Consolidated Statements of Operations for the three-month periods ended March 31, 2004 and 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be subsequently asserted against the Company, the Company will vigorously defend against it.

(5) Industrial Development Authority Grants

      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.7 million at March 31, 2004 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 176 permanent employees in Dublin, Ireland. The European Union has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the European Union. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would have a material adverse impact on Meridian’s results of operations from providing value-added tax recovery services. If Meridian’s results of operations were to decline as a result of the enactment of this legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the three-month period ended March 31, 2004 does not include any expense related to this matter. Management is monitoring this situation, and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to the IDA, the Company will recognize an expense at that time.

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

(6) Warranty Claims Pertaining to a Business Sold in 2001

      On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In connection with this sale, the Company provided the buyer with certain warranties and accrued $2.0 million as an estimate of the ultimate amount due under those warranties. The buyer has asserted certain indemnification claims pursuant to the sale agreement. The Company is in discussions with the buyer in an attempt to resolve such indemnification claims. The Company is in the process of evaluating such claims, but believes that it is unlikely that any payments to the buyer will exceed the accrued liability established for such claims at the time of the sale, by an amount that would be material to the Company’s financial position, results of operations or liquidity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Condensed Consolidated Financial Statements (Unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

      PRG-Schultz International, Inc. and subsidiaries (the “Company”) is the leading provider of recovery audit services to large and mid-size business having numerous payment transactions with many vendors.

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

Revenue Recognition

      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify (a) time periods covered by the audit, (b) nature and extent of audit services to be provided by the Company, (c) the clients’ duties in assisting and cooperating with the Company, and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified.

      In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in many cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken as a recovery of cash from the vendor or a reduction to the vendor’s accounts payable balance.

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

      The Model Evolution work will initially concentrate on the U.S. Accounts Payable Services business and domestic corporate support functions. The Company will be conducting the U.S.-based aspect of its work through most of 2004 and continues to drive towards a goal of annualized cost savings of approximately $16.0 million to $20.0 million upon completion of the U.S.-based work effort. A significant portion of these expected cost savings are being targeted for reinvestment to fund the cost of new growth initiatives, including significant additional financial commitments to international Accounts Payable Services expansion and new business development. In conducting this service model initiative, the Company is incurring significant expenses for items such as employee severances, the closure of certain offices and the fees of outside advisors.

Critical Accounting Policies

      The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain of the accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months
	Ended March 31,

	2004	2003

Revenues	100.0%	100.0%
Cost of revenues	65.7	61.1
Selling, general and administrative expenses	37.9	29.8

Operating income (loss)	(3.6)	9.1
Interest (expense), net	(2.4)	(2.3)

Earnings (loss) from continuing operations before income taxes and discontinued operations	(6.0)	6.8
Income taxes	(2.3)	2.5

Earnings (loss) from continuing operations before discontinued operations	(3.7)	4.3
Discontinued operations:
Earnings from discontinued operations, net of income tax	0.0	0.2
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income taxes	9.2	0.3

Earnings from discontinued operations	9.2	0.5

Net earnings	5.5%	4.8%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

Quarter Ended March 31, 2004 Compared to the Corresponding Period of the Prior Year

     Accounts Payable Services

      Revenues. Accounts Payable Services revenues for the three months ended March 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Domestic Accounts Payable Services revenues:
Retail	$41.2	$45.9
Commercial	9.9	11.8

	51.1	57.7
International Accounts Payable Services revenues	28.0	27.2

Total Accounts Payable Services revenues	$79.1	$84.9

      For the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003, the Company experienced a decline in revenues for domestic retail Accounts Payable Services. This decline was primarily the result of changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated and some claims have even lapsed as unrecoverable due to additional challenges associated with the passage of time, and reduced claims due to improvements in some clients’ internal recovery capabilities. The Company believes that well-publicized inquiries during 2003 by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend will most likely continue throughout 2004. A few of the Company’s larger domestic retail Accounts Payable Services clients began to re-examine their claims approval and processing guidelines during the first quarter of 2003, but the majority that ultimately made substantive guideline changes did so in the second and third quarters of that year.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during the first quarter of 2004 compared to the same period of 2003. The quarter-over-quarter decrease was largely due to fewer audit starts as a result of the nature of the commercial audit cycle, as discussed further below. Also contributing to the decrease in revenues from commercial clients is the maturing of the market for providing “basic-scope” recovery audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States. To date, “basic-scope” audit recovery services have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period to period. The Company believes that the market for providing “basic-scope” recovery audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. Until and unless the Company can convert a substantial number of its current domestic commercial Accounts Payable Services clients to “broad-scope” audits (which typically entail a vast expansion of recovery categories reviewed by the Company’s auditors), or sell and deliver such services to new clients, revenues derived from domestic commercial Accounts Payable Services clients are likely to continue to decline due to intense and ongoing competitive pressures with respect to the historical “basic-scope” service model.

      The increase in revenues from the international portion of the Company’s Accounts Payable Services in the first quarter of 2004 compared to the first quarter of 2003 was primarily attributable to increased revenues generated by the Company’s Canadian, European and Asian operations partially offset by a decrease in revenues from one large client acquired as part of the January 24, 2002 acquisitions of the businesses of HSA-Texas and affiliates for which the Company provides airline ticket revenue recovery audit services. The Company’s Canadian operations experienced increased revenues quarter-over-quarter as a result of a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The net increase in revenues from European accounts was primarily due to an expansion of revenue generated primarily from the client base in Sweden as a result of a period-over-period change in client mix as well as the strengthening of the local currency relative to the U.S. dollar during the first quarter of 2004 when compared to currency rates for the same period of the prior year. Partially offsetting the increase in the revenues of the Company’s European operations were decreases attributable to a delay in commercial audit starts to the second quarter of 2004 within the United Kingdom, as well as a decrease in revenues generated from the existing client base in Germany as a result of a quarter-over-quarter change in client mix. The increase in quarter-over-quarter revenues for the Company’s Asian operations resulted from a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year.

      Cost of Revenues (“COR”). COR consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR for the Company’s domestic Accounts Payable Services operations are variable and will increase or decrease with increases and decreases in revenues. The COR support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. The Company’s international Accounts Payable Services also have a portion of their COR, although less than domestic Accounts Payable Services, that will vary with revenues.

      Accounts Payable Services COR for the three months ended March 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Domestic Accounts Payable Services	$31.6	$36.1
International Accounts Payable Services	20.2	17.6

Total Accounts Payable Services COR	$51.8	$53.7

      The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the first three months of 2004 when compared to the same period of the prior year. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable services decreased to 61.8% for the three months ended March 31, 2004, down from 62.7% in 2003.

      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased over the same period of the prior year primarily due to increases attributable to currency fluctuations in the countries in which the Company operates partially offset by decreases in COR associated with airline ticket revenue recovery audit services currently provided to one large client. The decrease in COR for international Accounts Payable Services with airline ticket revenue recovery audit services currently provided to one large client directly related to decreased revenues derived from this client, as discussed above, when compared to the same period of the prior year.

      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the quarter ended March 31, 2004 was 72.3%, up from 64.7% in the comparable period of 2003. The increase in COR as a percentage of revenues for international Accounts Payable Services for the quarter ended March 31, 2004, as compared with the same period of the prior year, was predominately due to the Company’s European operations. As a result of decreased local currency revenues, the Company’s European operations experienced a decrease in the variable cost component of COR. However, the European operations continue to incur certain fixed costs that are a component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher overall COR as a percentage of revenues. Although the Company believes that its local currency European revenues will grow in 2004 over levels achieved in 2003, if those revenues were to remain at lower than historical levels, COR as a percentage of revenues for the Company’s international Accounts Payable Services operations will remain at a higher level than in prior periods.

      Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. The SG&A support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period-to-period based on fluctuations in revenues.

      Accounts Payable Services SG&A for the three months ended March 31, 2004 and 2003 were as follows (in millions):

	2004	2003

Domestic Accounts Payable Services	$9.5	$9.2
International Accounts Payable Services	7.5	6.2

Total Accounts Payable Services SG&A	$17.0	$15.4

      On a dollar basis, the first quarter of 2004 increase in SG&A expenses for the Company’s domestic Accounts Payable Services operations, when compared to the same period of 2003, was primarily the result of increased support costs.

      The increase in SG&A expenses, on a dollar basis, for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003 for international Accounts Payable Services resulted primarily from increased SG&A expenses experienced by the Company’s European and Asian operations, partially offset by lower SG&A expenses incurred by the Company’s Latin American operations. The Company’s European and Asian operations experienced an increase in SG&A expenses due to increased support costs and fluctuations of the local currency for various countries of operations relative to the U.S. dollar when compared to currency rates for the same period of the prior year. SG&A from the Company’s Latin American operations was lower for the quarter ended March 31, 2004 when compared to the same period of 2003 primarily due to reduced support costs.

Meridian

      Meridian’s operating income for the three months ended March 31, 2004 and 2003 was as follows (in millions):

	2004	2003

Revenues	$8.5	$11.7
Cost of revenues	5.8	5.3
Selling, general and administrative expenses	2.0	1.5

Operating income	$0.7	$4.9

      Revenues. Meridian recognizes revenue on the cash basis in accordance with SAB No. 101. Based on the guidance in SAB No. 101, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. Since Meridian has minimal influence over when the foreign governmental agencies make their respective VAT reimbursement payments, Meridian’s revenues can vary markedly from period to period.

      Revenue generated by Meridian decreased for the three months ended March 31, 2004 when compared to the first quarter of 2003 primarily due to an unusually high volume of refunds being received in the first three months of 2003 from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country. During the first six months of 2003, the tax authorities for various countries paid claims that, in some cases, had been outstanding in excess of two years. Also, there was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $0.6 million for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The Company believes that this trend of decreasing TVR revenues will continue throughout 2004 (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

      COR. COR consists principally of compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. COR for the Company’s Meridian operations are largely fixed and, for the most part, will not vary significantly with changes in revenue.

      For the three months ended March 31, 2004 compared to the three months ended March 31, 2003, on a dollar basis, COR for the Company’s Meridian operations increased primarily as a result of increased payroll costs relating to higher headcount. COR as a percentage of revenues for the Company’s Meridian operations was 67.3% for the quarter ended March 31, 2004, compared to 45.2% of revenues for the same period of 2003. The increase in COR as a percentage of revenues for Meridian was the result of a significant decrease in revenues as discussed above combined with increased COR on a dollar basis.

      SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of the

Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period-to-period based on fluctuations in revenues.

      On a dollar basis, the increase in Meridian’s SG&A for the quarter ended March 31, 2004 compared to 2003 was primarily the result of increased professional fees in addition to increased support costs.

Corporate Support

      SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period-to-period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three months ended March 31, 2004 and 2003 (in millions):

	2004	2003

Selling, general and administrative expenses	$14.2	$11.9

      The quarter-over-quarter increase in SG&A for corporate support for the first quarter of 2004 compared to 2003, on a dollar basis, was primarily the result of the increase in expenses incurred by the Company during 2004 relating to its strategic business initiatives previously discussed and a substantial severance payment made to the Company’s former chief financial officer.

Discontinued Operations

      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor is One Equity Partners, the private equity division of Bank One. The sale resulted in a gain of $8.3 million, net of tax expense of $5.5 million. The Company also recognized losses relating to the phase-out period for the Communications Services operations during the first quarter of 2004 in the amount of $(0.3) million, net of an income tax benefit of $(0.2) million. Additionally, during the first quarter of 2004, the Company recognized a gain on the sale of discontinued operations of approximately $0.1 million, net of tax expense of approximately $0.1 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001.

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

Other Items

      Interest (Expense), Net. Interest (expense) was $2.1 million and $2.2 million for the three months ended March 31, 2004 and 2003, respectively. The Company’s interest expense for the three months ended March 31, 2004 was comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the senior bank credit facility. Interest expense for the three months ended March 31, 2003 was comprised of interest expense and amortization of the discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The decrease in interest expense for the first quarter of 2004 compared to the same period of 2003 was due to the debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates that was ultimately paid off during the second quarter of 2003.

      Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended March 31, 2004 and 2003 consist of federal, state and foreign income taxes at the Company’s effective tax rate. The Company’s effective tax rate approximated 38% and 37% for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

      Net cash provided by operating activities was $5.4 million in the first quarter of 2004, compared to $12.5 million in the first quarter of 2003. Cash provided by operations for the first quarter of 2004 was primarily attributable to the substitution of a standby letter of credit for $5.5 million of cash which was previously in restricted escrow. Cash provided by operating activities during the three months ended March 31, 2003 was the result of earnings from continuing operations and an overall reduction in accounts receivable balances, partially offset by cash used in operations resulting from a reduction in accrued payroll and related expenses. The overall 2003 change in accounts receivable balances and accrued payroll and related expenses was the result of normal operations.

      Net cash provided by (used in) investing activities was $15.0 million in the first quarter of 2004 and $(3.2) million in the first quarter of 2003. Cash provided by investing activities during the first quarter of 2004 was the result of proceeds received from the sale of certain discontinued operations of $19.1 million, offset by capital expenditures of $4.1 million. During the first quarter of 2003, the Company had capital expenditures of approximately $3.2 million.

      Net cash used in financing activities was $24.9 million in the first quarter of 2004 versus $5.3 million in the first quarter of 2003. The net cash used in the three months ended March 31, 2004 related primarily to net repayments of debt. The net cash used in financing activities during the three months ended March 31, 2003 related primarily to the purchase of treasury shares.

      Net cash provided by (used in) discontinued operations was $(1.4) million and $0.4 million during the three months ended March 31, 2004 and 2003, respectively. Cash used in discontinued operations during the quarter ended March 31, 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004 offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash provided by discontinued operations during the quarter ended March 31, 2003 was the result of earnings generated from the Communications Services operations combined with the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.

      The Company maintains a senior bank credit facility with an indicated face value of $38.0 million (the “Credit Agreement”) syndicated between three banking institutions (the “Banking Syndicate”) led by Bank of America, N.A. as agent for the group. Borrowings under the credit facility are subject to limitations based primarily upon the Company’s eligible accounts receivable. Additionally, the credit facility contains customary covenants, including maintaining certain financial ratios. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants and the violations are not waived. The occurrence of other stipulated events, as defined in the Credit Agreement, including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed borrowing base, would also require accelerated principal payments. As of March 31, 2004, the Company was in compliance with the debt covenants contained in the Credit Agreement, as amended. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The Company’s weighted-average interest rate at March 31, 2004 approximated 3.8%.

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

      The Company reduced outstanding borrowings under the Credit Agreement by the $17.0 million of net cash proceeds received from the January 16, 2004 sale of its Communications Services operations (see Note B(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q). In conjunction with the reduction in outstanding borrowings, the facility’s maximum capacity was permanently reduced from $55.0 million to $38.0 million. Along with the reduction in the facility, the requirement for the Company to maintain $10.0 million in cash as an unrestricted compensating balance was eliminated. Outstanding commitments under the Credit Agreement, as amended, were $12.3 million on March 31, 2004, consisting of outstanding borrowings of $6.5 million and two standby letters of credit totalling $5.8 million. The Company’s borrowing base at March 31, 2004 (maximum borrowing capacity) was $29.8 million, thus producing borrowing availability of approximately $17.5 million as of such date.

      On March 4, 2004, the Company and the Banking Syndicate entered into an additional amendment to the Credit Agreement (the “5th Amendment”). The 5th Amendment, in part, serves to exclude the fourth quarter 2003 pre-tax impairment charge of $3.0 million related to the Company’s trade name and the fourth quarter 2003 pre-tax impairment charge of $1.8 million related to the abandonment of certain internally-developed audit software from future period financial ratio covenant calculations.

      The Company currently anticipates that it will satisfy the revised financial ratio covenants of the Credit Agreement, as amended, for the next three calendar quarters, the duration of the agreement. Notwithstanding the Company’s current forecasts, no assurances can be provided that financial ratio covenant violations of the Credit Agreement, as amended, will not occur in the future or that, if such violations occur, the Banks will not elect to pursue their contractual remedies under the Credit Agreement, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay the Banking Syndicate in the event of an unanticipated repayment demand.

      During the quarter ended March 31, 2003, the Company purchased 0.7 million shares of its outstanding common stock on the open market at a cost of $5.0 million. Purchases by the Company of its outstanding common stock have been prohibited by the Company’s Credit Agreement, as amended, since November 12, 2003.

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

      The Company has begun implementation of the strategic plan but remains in the intermediate stages of that process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. If the Company is unable to implement the strategy successfully, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.

      The Company anticipates capital expenditures in 2004 to total approximately $15.0-$17.0 million.

      The Company faces various commitments and contingencies (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q). Any of the matters set forth in Note H could adversely affect the Company’s future liquidity.

      The Company believes that its working capital, current availability under its senior bank credit facility, as amended, which matures on December 31, 2004, and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 30, 2004 unless it is required to make accelerated debt repayments due to future unanticipated violations of the Credit Agreement, as amended, that are not waived by the Banking Syndicate. If a future credit ratio covenant violation under the Credit Agreement does occur, and if the Banking Syndicate declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Banking Syndicate accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment.

      The Credit Agreement, as amended, matures on December 31, 2004. The Company intends to work with the Banking Syndicate to extend the current credit facility or negotiate a new credit facility. While the Banking Syndicate has historically displayed its willingness to provide financing to the Company, there can be no assurance that the Company will be able to successfully establish an extended or replacement credit facility. If the Company is not able to successfully negotiate an extended or replacement credit facility with the current Banking Syndicate, the Company will have to seek alternative measures of financing. There can be no assurance that these efforts will be successful. If the Company is unable to secure financing for periods subsequent to December 30, 2004, its liquidity, including its ability to fund operations and make necessary capital expenditures, could be materially and adversely affected.

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, and (3) statements regarding goals and plans for the future. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward looking statements include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes that could delay revenue recognition;

•	if the recent economic recovery does not continue, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize anticipated revenues;

•	modifications to auditor compensation models may negatively impact employee productivity and retention, and therefore, our ability to generate revenues;

•	the possibility of clients who have filed for bankruptcy, including one large client that paid the Company approximately $5.5 million in the first quarter of 2003, asserting a claim against the Company for preference payments;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	the Company may not achieve anticipated expense savings;

•	the Company’s past and future investments in technology may not benefit our business;

•	the Company’s Accounts Payable Services businesses may not grow as expected and may not be able to increase the number of clients, particularly commercial clients utilizing broad-scope audits;

•	the Company’s international expansion may prove unprofitable or may take longer to accomplish than we anticipate;

•	the Company’s reorganization of the U.S. Accounts Payable Services operations in connection with the Company’s current strategic business initiatives may adversely affect the Company’s ability to generate anticipated revenues and profits, and may not be successful or may require more time, management attention or expense than we currently anticipate;

•	the Company has violated its debt covenants in the past and may inadvertently do so in the future;

•	violation of our debt covenants could result in an acceleration of our outstanding bank debt (totaling $6.5 million at March 31, 2004) as well as debt under our convertible notes (totaling $125.0 million in gross principal balance at March 31, 2004), and we may not be able to secure sufficient liquid resources to pay the accelerated debt;

•	our bank credit facility is scheduled to expire on December 31, 2004 and there can be no assurance that we will be successful in extending or replacing it;

•	we may continue to experience revenue losses or delays as a result of our U.S. retailing clients’ actual and/or potential revision of claim approval and claim processing guidelines;

•	the possibility of an adverse judgment in pending securities litigation;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be required by ongoing impairment testing under SFAS No. 142;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us;

•	the Meridian VAT Reclaim operating segment may require additional time and effort of Company executives and may therefore distract management from its focus on the Company’s core Accounts Payable Services business;

•	proposed legislation and regulatory initiatives concerning the mechanisms of European value-added taxation, if finalized as currently drafted, would reduce material portions of the revenues of Meridian VAT Reclaim;

•	other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004.

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

      Foreign Currency Market Risk. Our functional currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of nonfunctional currency revenues decreases. When the U.S. dollar weakens, the functional currency amount of revenues increases. We are a receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide.

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At March 31, 2004, we had approximately $6.5 million of long-term variable-rate debt outstanding. Additionally, at March 31, 2004, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the three months ended March 31, 2004 would have resulted in approximately a $48 thousand change in pre-tax income.

      Derivative Instruments. The Company has in place a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. As of March 31, 2004, the Company had no derivative financial instruments outstanding.

Item 4.	Controls and Procedures

      As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

      The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdown can occur because of simple error or mistake. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based upon the Company’s Disclosure Controls evaluation, the CEO and CFO have concluded that as of March 31, 2004, the Company’s Disclosure Controls provide reasonable assurance to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2004, including without limitation, any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

      See Note H(1) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      On November 12, 2003, the Company entered into the 4th Amendment to the Credit Agreement. The 4th Amendment, among other stipulations, prohibits the Company from paying cash dividends or repurchasing its common stock.

Item 3.	Defaults Upon Senior Securities

      None.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

Item 5.	Other Information

      None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit
Number	Description

2.1	Asset Purchase Agreement between PRG-Schultz USA, Inc., PRGRS, Inc., PRG-Schultz International, Inc. and TSL (DE) Corp., dated as of January 16, 2004.
3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.1	Form of Employment Agreement between Mr. James E. Moylan, Jr. and Registrant, dated as of March 5, 2004.
10.2	Agreement and Release, dated March 10, 2004, to Employment Agreement between Mr. Donald E. Ellis, Jr. and Registrant.
10.3	Fifth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 4, 2004.
10.4	Sixth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 25, 2004.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2004.

Exhibit
Number	Description

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2004.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2004.

(b) Reports on Form 8-K

      The registrant filed two reports on Form 8-K during the quarter ended March 31, 2004:

(1) Form 8-K filing previously issued press releases under Item 5 and Item 7 thereof, was filed on January 16, 2004.

(2) Form 8-K filing previously issued press releases under Item 7 and Item 12 thereof, was filed on February 23, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

May 7, 2004	By: /s/ JOHN M. COOK John M. Cook President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 7, 2004	By: /s/ JAMES E. MOYLAN, JR. James E. Moylan, Jr. Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)