Form 10-Q
period 2004-09-30
PRG SCHULTZ INTERNATIONAL INC
filed 2004-11-05
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

      Common shares of the registrant outstanding at October 31, 2004 were 61,894,131.

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$85,137	$88,221	$263,192	$279,837
Cost of revenues	54,249	57,155	168,372	173,755
Selling, general and administrative expenses	28,425	32,649	94,875	90,382

Operating income (loss)	2,463	(1,583)	(55)	15,700
Interest (expense)	(2,253)	(2,423)	(6,793)	(7,131)
Interest income	120	189	416	467

Earnings (loss) from continuing operations before income taxes and discontinued operations	330	(3,817)	(6,432)	9,036
Income tax expense (benefit)	125	(1,465)	(2,445)	3,309

Earnings (loss) from continuing operations before discontinued operations	205	(2,352)	(3,987)	5,727
Discontinued operations (Note B):
Earnings from discontinued operations, net of income tax expense of $317 and $745 in 2003	—	438	—	1,027
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income tax expense of $173 and $5,495 in 2004 and $138 and $354 in 2003	260	206	7,349	530

Earnings (loss) from discontinued operations	260	644	7,349	1,557

Net earnings (loss)	$465	$(1,708)	$3,362	$7,284

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$—	$(0.04)	$(0.07)	$0.09
Discontinued operations	0.01	0.01	0.12	0.03

Net earnings (loss)	$0.01	$(0.03)	$0.05	$0.12

Diluted earnings (loss) per share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$—	$(0.04)	$(0.07)	$0.09
Discontinued operations	0.01	0.01	0.12	0.03

Net earnings (loss)	$0.01	$(0.03)	$0.05	$0.12

Weighted-average shares outstanding (Note C):
Basic	61,808	61,450	61,734	61,830

Diluted	62,108	61,450	61,734	62,090

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents (Note F)	$13,735	$26,658
Restricted cash (Note H)	6,018	5,758
Receivables:
Contract receivables, less allowance of $3,684 in 2004 and $3,236 in 2003	51,562	53,185
Employee advances and miscellaneous receivables, less allowance of $3,638 in 2004 and $4,760 in 2003	2,670	3,573

Total receivables	54,232	56,758

Funds held for client obligations	15,184	18,690
Prepaid expenses and other current assets	4,218	3,779
Deferred income taxes	9,211	9,211
Current assets of discontinued operations	—	3,179

Total current assets	102,598	124,033

Property and equipment:
Computer and other equipment	61,025	54,482
Furniture and fixtures	7,646	7,531
Leasehold improvements	8,892	8,543

	77,563	70,556
Less accumulated depreciation and amortization	49,936	41,090

Property and equipment, net	27,627	29,466

Goodwill	170,561	170,619
Intangible assets, less accumulated amortization of $3,722 in 2004 and $2,683 in 2003	30,578	31,617
Deferred income taxes	65,049	65,370
Other assets	3,213	3,152
Long-term assets of discontinued operations	—	1,792

	$399,626	$426,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$7,900	$31,600
Obligations for client payables	15,184	18,690
Accounts payable and accrued expenses	22,569	25,780
Accrued payroll and related expenses	41,127	40,256
Deferred revenue	4,794	4,601
Current liabilities of discontinued operations	—	1,391

Total current liabilities	91,574	122,318
Convertible notes, net of unamortized discount of $1,943 in 2004 and $2,605 in 2003	123,057	122,395
Deferred compensation	3,137	3,695
Other long-term liabilities	4,908	4,511

Total liabilities	222,676	252,919

Shareholders’ equity (Note G):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,651,656 shares in 2004 and 67,489,608 shares in 2003	68	67
Additional paid-in capital	493,501	492,878
Accumulated deficit	(268,134)	(271,496)
Accumulated other comprehensive income	319	616
Treasury stock at cost, 5,764,525 shares in 2004 and 2003	(48,710)	(48,710)
Unearned portion of restricted stock	(94)	(225)

Total shareholders’ equity	176,950	173,130

Commitments and contingencies (Notes B(3) and H)
	$399,626	$426,049

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Amounts in thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net earnings	$3,362	$7,284
Gain on disposal of discontinued operations	(7,349)	(530)
Earnings from discontinued operations	—	(1,027)

Earnings (loss) from continuing operations	(3,987)	5,727
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	13,374	13,465
Restricted stock compensation expense	(23)	271
Gain on sale of property and equipment	161	115
Deferred compensation expense	(558)	(430)
Deferred income taxes	(5,542)	(114)
Income tax benefit relating to stock option exercises	11	88
Changes in operating assets and liabilities:
Restricted cash	(217)	(5,756)
Receivables	2,486	19,124
Prepaid expenses and other current assets	(1,203)	(406)
Other assets	(131)	(345)
Accounts payable and accrued expenses	(4,550)	(858)
Accrued payroll and related expenses	916	(11,028)
Deferred revenue	348	2,021
Other long-term liabilities	397	(315)

Net cash provided by operating activities	1,482	21,559

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(9,294)	(7,385)
Proceeds from sale of certain discontinued operations	19,116	—

Net cash provided by (used in) investing activities	9,822	(7,385)

Cash flows from financing activities:
Net repayments of debt	(23,700)	(2,890)
Payments for issuance costs on convertible notes	(21)	(12)
Net proceeds from common stock issuances	767	443
Purchase of treasury shares	—	(7,528)

Net cash used in financing activities	(22,954)	(9,987)

Net cash (used in) provided by discontinued operations	(1,146)	1,015
Effect of exchange rate changes on cash and cash equivalents	(127)	1,198

Net change in cash and cash equivalents	(12,923)	6,400
Cash and cash equivalents at beginning of period	26,658	14,860

Cash and cash equivalents at end of period	$13,735	$21,260

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,393	$4,047

Cash paid during the period for income taxes, net of refunds received	$2,918	$3,641

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004 and 2003
(Unaudited)

Note A — Basis of Presentation

      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

(1) Employee Stock Compensation Plans

      At September 30, 2004, the Company had two stock compensation plans and an employee stock purchase plan (the “Plans”). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense with respect to options is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited) except for compensation amounts relating to grants of certain restricted stock issued in 2000. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s pro forma information for the three and nine months ended September 30, 2004 and 2003 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator for basic and diluted pro forma net earnings (loss) per share:
Net earnings (loss) before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$465	$(1,708)	$3,362	$7,284
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(989)	(1,580)	(3,249)	(6,124)

Pro forma net earnings (loss)	$(524)	$(3,288)	$113	$1,160

Denominator for diluted pro forma net earnings (loss) per share:
Weighted-average shares outstanding, as reported for basic earnings (loss) per share	61,808	61,450	61,734	61,830
Effect of dilutive securities:
Employee stock options	—	—	—	332

Denominator for pro forma diluted earnings (loss) per share	61,808	61,450	61,734	62,162

Pro forma net earnings (loss) per share:
Basic — as reported	$0.01	$(0.03)	$0.05	$0.12

Basic — pro forma	$(0.01)	$(0.05)	$—	$0.02

Diluted — as reported	$0.01	$(0.03)	$0.05	$0.12

Diluted — pro forma	$(0.01)	$(0.05)	$—	$0.02

      The number of employee stock options that are dilutive for pro forma purposes may vary from period to period from those under APB No. 25, due to the timing difference in recognition of compensation expense under APB No. 25 compared to SFAS No. 123.

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-and nine-month periods ended September 30, 2004 and 2003, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect.

(2) New Accounting Standards

      There have been no new accounting standards issued that have not been adopted by the Company.

Note B — Discontinued Operations

(1) Sale of Discontinued Operations — Logistics Management Services

      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which $1.7 million had been cumulatively received through September 30, 2004.

      During each of the three months ended September 30, 2004 and 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million, net of tax expenses of approximately $0.1 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

      For the nine months ended September 30, 2004 and 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million and $0.5 million, respectively, net of tax expenses of approximately $0.2 million and $0.4 million, respectively, related to the revenue-based royalty from the sale of the Logistics Management Services business as previously discussed.

(2) Sale of Communications Services

      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million. During the three months ended September 30, 2004, the Company increased the gain on disposal by approximately $90 thousand, net of tax expense of approximately $60 thousand, due to the reversal of the remaining amount accrued for settlement of outstanding claims. All claims were settled during the current quarter. Operating results for Communications Services during the phase-out period (January 1, 2004 through January 16, 2004) were a loss of $(0.3) million, net of an income tax benefit of $(0.2) million.

      Summarized financial information for discontinued operations is as follows (in thousands):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2003	September 30, 2003

Revenues	$4,355	$12,652
Operating income	755	1,772

(3) Warranty Claims Pertaining to a Business Sold in 2001

      On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In connection with this sale, the Company provided the buyer with certain warranties and accrued $2.0 million as an estimate of the ultimate amount due under those warranties. The buyer has asserted certain indemnification claims pursuant to the sale agreement. Based on the information furnished by the buyer, management does not believe these claims, if valid, could reasonably be expected to exceed $4.9 million. The Company is in discussions with the buyer in an attempt to resolve such indemnification claims. As a result of these discussions, the Company accrued an additional $0.9 million during the quarter ended June 30, 2004. No tax benefit was recognized in relation to the additional accrual. The Company is in the process of evaluating such claims, but believes that it is unlikely that any payments to the buyer will exceed the accrued liability established for such claims by an amount that would be material to the Company’s financial position, results of operations or liquidity.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note C — Diluted Earnings (Loss) Per Share

      The following table sets forth the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$205	$(2,352)	$(3,987)	$5,727
After-tax interest expense, including amortization of discount on convertible notes	—	—	—	—

Earnings (loss) for purposes of computing diluted earnings (loss) per share from continuing operations	205	(2,352)	(3,987)	5,727
Discontinued operations	260	644	7,349	1,557

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$465	$(1,708)	$3,362	$7,284

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	61,808	61,450	61,734	61,830
Effect of dilutive securities:
Employee stock options	300	—	—	260
Convertible notes	—	—	—	—

Denominator for diluted earnings (loss) per share	62,108	61,450	61,734	62,090

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$—	$(0.04)	$(0.07)	$0.09
Discontinued operations	0.01	0.01	0.12	0.03

Net earnings (loss)	$0.01	$(0.03)	$0.05	$0.12

      For the three months ended September 30, 2004 and 2003, 3.9 million and 4.3 million stock option shares, respectively, were excluded from the computation of diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect. For the nine months ended September 30, 2004 and 2003, 5.3 million and 3.3 million stock option shares, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method due to their antidilutive effect.

      Additionally, for the three and nine months ended September 30, 2004 and 2003, 16.1 million shares related to the convertible notes were excluded from the calculation of diluted earnings (loss) per share, due to their antidilutive effect.

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

      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information and corporate support information for the three and nine months ended September 30, 2004 and 2003 is as follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total

Three Months Ended September 30, 2004
Revenues	$75,625	$9,512	$—	$85,137
Operating income (loss)	11,493	1,979	(11,009)	2,463
Three Months Ended September 30, 2003
Revenues	$80,487	$7,734	$—	$88,221
Operating income (loss)	12,393	1,130	(15,106)	(1,583)
Nine Months Ended September 30, 2004
Revenues	$231,460	$31,732	$—	$263,192
Operating income (loss)	29,853	8,026	(37,934)	(55)
Nine Months Ended September 30, 2003
Revenues	$248,185	$31,652	$—	$279,837
Operating income (loss)	42,972	10,935	(38,207)	15,700

Note E — Comprehensive Income (Loss)

      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended September 30, 2004 and 2003, the Company’s consolidated comprehensive income (loss) was $0.6 million and $(2.0) million, respectively. For the nine-month periods ended September 30, 2004 and 2003, the Company’s consolidated comprehensive income was $3.1 million and $8.5 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

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

      At September 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $13.7 million and $26.7 million, respectively, of which cash equivalents represent approximately $3.1 million and $3.4 million, respectively. At September 30, 2004, the Company had $1.0 million in cash equivalents at U.S. banks. The Company did not have any cash equivalents at U.S. banks at December 31, 2003. At September 30, 2004 and December 31, 2003, certain of the Company’s international subsidiaries held $2.1 million and $3.4 million, respectively, in temporary investments, the majority of which were at banks in the United Kingdom.

Note G — Shareholders’ Equity

      From time to time, the Company has historically purchased its common shares on the open market or in privately negotiated transactions, depending on market conditions, business opportunities and other factors. During 2003, the Company purchased 1.1 million shares of its outstanding common stock on the open market at a cost of $7.5 million. Purchases by the Company of its outstanding common stock have been prohibited by the Company’s senior bank credit facility, as amended, since November 12, 2003.

      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At September 30, 2004, there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of September 30, 2004, former employees had cumulatively forfeited 189,500 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at September 30, 2004 to reflect cumulative forfeitures to date), the Company will recognize $94 thousand in compensation expense before any future forfeitures. The Company recognized $12 thousand and $183 thousand of compensation expense related to the Stock Awards for the three months ended September 30, 2004 and 2003, respectively, and $(23) thousand and $271 thousand for the nine months ended September 30, 2004 and 2003, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of Stock Awards by $19 thousand for the three months ended September 30, 2004, and $154 thousand and $48 thousand for the nine months ended September 30, 2004 and 2003, respectively.

      The Company has issued no preferred stock through September 30, 2004, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Company’s Shareholder Protection Rights Agreement. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board of Directors, without any further votes or action by the shareholders.

Note H — Commitments and Contingencies

(1) Legal Proceedings

      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purport to bring this action on behalf of a class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs seek an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendant’s Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. The Court granted Plaintiffs’ Motion for Class Certification on December 3, 2002. As of September 30, 2004, fact discovery is scheduled to be completed by November 17, 2004, and expert discovery is scheduled to be completed by mid-April 2005. These dates are subject to change. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition, and results of operations to the extent any judgment exceeds the Company’s insurance limits.

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

(2) Consideration Concerning Certain Future Asset Impairment Assessments

      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) they pay on their fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sold the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility, including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. TVR repaid all amounts owing to Barclays during March 2004 and terminated the facility during June 2004. As a result of prior changes to the facility occurring during the second half of 2003, Meridian began experiencing a reduction in the processing fee revenues it derives from TVR as DKV previously transferred certain TVR clients to another VAT service provider. As of September 30, 2004, the transfer of all DKV customer contracts from TVR to another VAT service provider was completed. TVR will continue to process existing claims and collect receivables and pay these to Meridian and DKV in the manner agreed between the parties.

      Meridian has communicated its intention to DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, were eliminated in October 2004 as the remaining claims were processed and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settled. (Meridian’s revenues from TVR were $-0- million and $0.5 million for the three months ended September 30, 2004 and 2003, respectively. Revenues from TVR for the nine months ended September 30, 2004 and 2003, were $0.5 million and $2.7 million, respectively.) As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR which totaled $2.0 million at September 30, 2004 exchange rates. This investment is included in Other Assets on the Company’s September 30, 2004 and December 31, 2003 Condensed Consolidated Balance Sheets (Unaudited).

(3) Standby Letter of Credit

      On January 1, 2004, the Company entered into a Standby Letter of Credit (“Letter of Credit”) under its senior bank credit facility in the face amount of $0.2 million. The Letter of Credit is required by an insurer with which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the Letter of Credit was 2.5% at September 30, 2004. There were no borrowings outstanding under the Letter of Credit at September 30, 2004.

(4) Bank Guarantee

      In July 2004, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euro ($5.6 million at September 30, 2004 exchange rates). The Guarantee serves as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee is secured by amounts on deposit with CCF equal to the amount of the Guarantee. These funds are restricted as security for the Guarantee, and are included in the Company’s September 30, 2004 and December 31, 2003 Condensed Consolidated Balance Sheets (Unaudited) as restricted cash. The current annual interest rate earned on this money is 2.5% for 2004.

(5) Client Bankruptcy

      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be avoided as “preferential transfers” by a bankruptcy trustee under United States bankruptcy laws and recovered for the benefit of the debtor’s estate. Although the Company believes that it is likely that a claim for repayment will be asserted, it is unable to estimate the amount of any such claim or whether and to what extent it may be successful. Accordingly, the Company’s Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2004 and 2003 do not include any expense provision with respect to this matter. Should a preference payment claim be subsequently asserted against the Company, the Company will vigorously defend against it.

(6) Industrial Development Authority Grants

      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.7 million at September 30, 2004 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 205 permanent employees in Dublin, Ireland. The European Union has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

European Union. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would have a material adverse impact on Meridian’s results of operations from providing value-added tax recovery services. If Meridian’s results of operations were to decline as a result of the enactment of this legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statements of Operations (Unaudited) for the three and nine month periods ended September 30, 2004 do not include any expense related to this matter. Management is monitoring this situation, and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to the IDA, the Company will recognize an expense at that time.

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

Note I — Subsequent Events

(1) Evaluation of Strategic Alternatives

      On October 21, 2004, the Company announced that its Board of Directors, in response to several inquiries received by the Company, has decided to explore the Company’s strategic alternatives, including a possible sale of the Company. The Board, together with its financial advisor CIBC World Markets Corp., will evaluate the Company’s options and determine the course of action that is in the best interests of its shareholders.

      The Company noted that it is not engaged in any negotiations at this time and that there can be no assurance that any transaction or other corporate action will result from this effort. PRG-Schultz assumes no obligation to make any further announcements regarding its exploration of strategic alternatives unless and until a final decision is made.

(2) Grants of Restricted Stock

      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, the Company’s Compensation Committee approved a program under which the Company intends to modify employment and compensation arrangements with certain management employees as disclosed in the Company’s Report on Form 8-K filed on October 26, 2004. Under the program, the officers will be offered additional benefits related to certain change of control events if they agree to more stringent restrictive covenants.

      Among the additional benefits, restricted stock awards representing 40,000 shares of the Company’s common stock will be granted to six of the Company’s officers. The total 240,000 restricted shares will be subject to service-based cliff vesting. The restricted awards vest 3 years following the date of the grant, subject to early vesting upon a change of control, death, disability or involuntary termination of employment without cause. The restricted awards are forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. Certificates representing the shares to be issued pursuant to the restricted awards will be held in escrow by the Company and are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the 3-year vesting period, the Company expects to incur $1.4 million in non-cash stock compensation expense relating to the restricted stock awards.

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

      In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a relatively small number of errors do occur. In the aggregate, these transaction errors can represent meaningful “lost profits” that can be particularly significant for businesses with relatively narrow profit margins. The Company’s trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors. In addition, these specialists review clients’ current practices and processes related to procurement and other expenses in order to identify solutions to manage and reduce expense levels, as well as apply knowledge and expertise of industry best practices to assist clients in improving their business efficiencies.

      As disclosed in the Company’s Report on Form 8-K filed on October 21, 2004, the Company announced that its Board of Directors, in response to several inquiries received by the Company, has decided to explore the Company’s strategic alternatives, including a possible sale of the Company. The Company’s management intends to complete its strategic business initiatives, as defined below. However, the exploration of strategic alternatives process will require management’s time, and attention may be diverted from operations of the business. Additionally, the Company may experience higher levels of customer and employee turnover impacting the Company’s ongoing operations.

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

      In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in many cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and generally taken by them as a recovery of cash from the vendor or a reduction to the vendor’s accounts payable balance.

      The Company generally recognizes revenue on the invoice basis except with respect to its Meridian VAT Reclaim business unit (“Meridian”) and Channel Revenue, a division of Accounts Payable Services. Clients are generally invoiced for a contractually specified percentage of amounts recovered when it has been determined that they have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met.

      The Company’s Meridian and Channel Revenue units recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenues to the accounting period in which cash is received from its clients as a result of overpayment claims identified.

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

      Evolving the service model entails developing consistent audit tools, audit methodologies and field staffing protocols. The Company believes that this consistency is a critical prerequisite to better serving its clients, since it will provide a uniform foundation for propagating best practices throughout the world. Another area the Company is addressing is gaining cost efficiencies through the standardization of the more routine sub-components of the recovery audit process that lend themselves to greater efficiency and cost-effectiveness when performed in a specialized, centralized work group setting. Management believes that this will allow the Company to maximize recoveries for its clients in both the retail and commercial sectors as a result of the better tools and methodologies while lowering the Company’s overall cost of revenues as a percentage of revenues.

      The Model Evolution work will initially concentrate on the U.S. Accounts Payable Services business and domestic corporate support functions. The Company will be conducting the U.S.-based aspect of its work through most of 2004 and continues to drive towards a goal of annualized cost savings of approximately $16.0 million to $20.0 million upon completion of the U.S.-based work effort. A significant portion of these expected cost savings are being targeted for reinvestment to fund the cost of new growth initiatives, including significant additional financial commitments to international Accounts Payable Services expansion and new business development. In conducting this service model initiative, the Company is incurring significant expenses for items such as employee severances, the closure of certain offices and the fees of outside advisors. The Company’s recently announced exploration of strategic alternatives is not expected to negatively impact the timing for completion of the Company’s strategic business initiatives work.

Critical Accounting Policies

      The Company’s significant accounting policies have been described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain of the accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors. There have been no material changes to the Company’s critical accounting policies since the filing of the Company’s Form 10-K for the year ended December 31, 2003.

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.7	64.8	64.0	62.1
Selling, general and administrative expenses	33.4	37.0	36.0	32.3

Operating income (loss)	2.9	(1.8)	—	5.6
Interest (expense)	(2.6)	(2.7)	(2.6)	(2.6)
Interest income	0.1	0.2	0.2	0.2

Earnings (loss) from continuing operations before income taxes and discontinued operations	0.4	(4.3)	(2.4)	3.2
Income taxes	0.2	(1.7)	(0.9)	1.2

Earnings (loss) from continuing operations before discontinued operations	0.2	(2.6)	(1.5)	2.0
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	0.5	—	0.4
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income taxes	0.3	0.2	2.8	0.2

Earnings (loss) from discontinued operations	0.3	0.7	2.8	0.6

Net earnings (loss)	0.5%	(1.9)%	1.3%	2.6%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q).

Three and Nine Months Ended September 30, 2004 Compared to the Corresponding Periods

of the Prior Year

Accounts Payable Services

      Revenues. Accounts Payable Services revenues for the three and nine months ended September 30, 2004 and 2003 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Domestic Accounts Payable Services revenues:
Retail	$41.2	$40.6	$122.7	$128.5
Commercial	9.7	12.0	27.6	36.4

	50.9	52.6	150.3	164.9
International Accounts Payable Services revenues	24.8	27.9	81.2	83.3

Total Accounts Payable Services revenues	$75.7	$80.5	$231.5	$248.2

      For the three months ended September 30, 2004, compared to the three months ended September 30, 2003, the Company experienced a slight increase in revenues for domestic retail Accounts Payable Services. This increase was primarily the result of a $3.3 million increase in the Company’s Sales and Use Tax operations as well as a $1.6 million settlement of past services rendered to an existing client, partially offset by a $4.3 million decrease in other retail audit revenue. These increases are not expected to be recurring items in future periods.

      For the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, the Company experienced a decrease in revenues for domestic retail Accounts Payable Services. Management believes this decrease was largely attributable to continuing changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated and some claims have even lapsed as unrecoverable due to additional challenges associated with the passage of time, and reduced claims due to improvements in some clients’ internal recovery capabilities. The Company believes that well-publicized inquiries during 2003 by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend has stabilized and is reflected in the anticipated results for the remainder of 2004, as disclosed in the Company’s Report on Form 8-K filed on October 21, 2004. Also, our domestic retail Accounts Payable Services clients generally continue to take a more conservative approach towards claims recognition.

      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during the three and nine months ended September 30, 2004 compared to the same periods of 2003. The period-over-period decrease was largely due to fewer audit starts in the first six months of 2004. As a result, the Company has focused its sales effort on new client opportunities within the “basic-scope” arena resulting in an improvement in signed contracts during 2004. The Company’s audit start trend through the third quarter of 2004 is improving and this trend is expected to continue throughout 2004, potentially resulting in higher revenues in 2005. To date, “basic-scope” audit recovery services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Revenues derived from a given client may change markedly from period to period. Claims productivity on both “basic-scope” and “broad-scope” audits (which typically entail a vast expansion of recovery categories reviewed by the Company’s auditors) continues to improve. These improvements are expected to continue for the remainder of 2004, potentially resulting in higher commercial revenues in 2005. The Company also continues its focus on converting a substantial number of its current domestic commercial Accounts Payable Services to “broad-scope” audits.

      The decrease in revenues from the international portion of the Company’s Accounts Payable Services in the three and nine months ended September 30, 2004 compared to 2003 was primarily attributable to a lengthened approval process ($11.4 million and $2.1 million, respectively) and client-specific issues ($1.6 million and $5.5 million, respectively) in the Company’s Canadian and European operations. Additionally, the Company experienced a decrease in revenues, $0.8 million for the current quarter and $2.6 million for the nine months ended September 30, 2004, from one large client acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”) for which the Company provides airline ticket revenue recovery audit services primarily due to a decrease in claims and an increase of paybacks during the current period when compared to the same period of the prior year. These decreases in revenues were partially offset by an increase in revenues ($1.8 million and $6.7 million, respectively) attributable to strengthening of the local currencies of the Company’s international Accounts Payable Services operations, as a whole, relative to the U.S. dollar for the three and nine months ended September 30, 2004.

      During the three months ended September 30, 2004, the Company also reengaged with a large retailer in the United Kingdom and reached an agreement to be paid a minimum of $2.4 million (at September 30, 2004 exchange rates) through February 2006. Of the $2.4 million, $2.2 million has been deferred at September 30, 2004. The deferred revenues will be recognized in future periods as claims recoveries are made under the new client service agreement.

      Until the Board has completed the process of exploring strategic initiatives, as discussed above, uncertainty as to the outcome of the process may cause the Company to experience a reduction in revenues relating to potential customer turnover.

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

      Accounts Payable Services COR for the three and nine months ended September 30, 2004 and 2003 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Domestic Accounts Payable Services	$29.9	$33.5	$91.8	$103.0
International Accounts Payable Services	18.5	18.3	58.2	54.2

Total Accounts Payable Services COR	$48.4	$51.8	$150.0	$157.2

      The dollar decrease in COR for domestic Accounts Payable Services was primarily due to lower revenues during the three and nine months ended September 30, 2004 when compared to the same period of 2003. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable services decreased to 58.8% for the quarter ended September 30, 2004, down from 63.7% in the same period of 2003. COR as a percentage of revenues from domestic Accounts Payable Services decreased to 61.1% for the nine months ended September 30, 2004 compared to 62.5% for the prior year. This improvement in COR as a percentage of revenues was largely driven by cost reductions in the Company’s U.S. Accounts Payable Services operations where Model Evolution, as previously discussed, has been implemented.

      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased during the three and nine months ended September 30, 2004 compared to the same period of 2003 primarily due to increases attributable to currency fluctuations in the countries in which the Company operates.

      Internationally, COR as a percentage of revenues from international Accounts Payable Services for the quarter ended September 30, 2004 was 74.6% compared to 65.7% for the third quarter of 2003. COR as a percentage of revenues for international Accounts Payable Services for the nine months ended September 30, 2004 was 71.7%, up from 65.1% in the comparable period of 2003. The increase in COR as a percentage of revenues for international Accounts Payable Services for the three and nine months ended September 30, 2004, as compared with the same period of the prior year, was predominantly due to COR associated with airline ticket revenue recovery audit services currently provided to one large client. On a dollar basis, COR associated with this client are relatively fixed in the short term. Therefore, while the dollar amount of COR for airline ticket revenue recovery audit services is relatively constant, the decrease in revenues generated from these services during the three and nine months ended September 30, 2004 resulted in an increase in COR as a percentage of revenues for those time periods.

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

      Accounts Payable Services SG&A for the three and nine months ended September 30, 2004 and 2003 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Domestic Accounts Payable Services	$8.2	$9.7	$28.6	$27.8
International Accounts Payable Services	7.6	6.6	23.0	20.2

Total Accounts Payable Services SG&A	$15.8	$16.3	$51.6	$48.0

      On a dollar basis, the third quarter of 2004 decrease in SG&A expenses for the Company’s domestic Accounts Payable Services operations, when compared to the same period of 2003, was primarily the result of a $1.3 million settlement for previous services rendered to an existing client that had previously been written-off. This reduction was partially offset by an increase in depreciation expense relating to fixed assets acquired to support the business. Additionally, the Company received $0.8 million relating to a claim from its 2002 acquisition of HSA-Texas. The $1.3 million bad debt recovery and the $0.8 million HSA-Texas claim will not be recurring items in future periods.

      On a dollar basis, the increase in SG&A expenses for the Company’s domestic Accounts Payable Services operations for the nine months ended September 30, 2004 when compared to the same period of 2003 was primarily related to an increase in depreciation expense relating to fixed assets acquired to support the business partially offset by the settlement for previous services rendered as discussed above.

      The increase in SG&A expenses, on a local currency basis, for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003 for international Accounts Payable Services resulted primarily from increased SG&A expenses experienced by the Company’s Pacific and Asian operations, partially offset by lower SG&A expenses incurred by the Company’s Latin American operations. Contributing to the increase experienced by the Company’s Pacific and Asian operations were increased payroll expenses attributable to management compensation. SG&A from the Company’s Latin American operations was lower primarily due to the closure of the Latin American regional headquarters during the last quarter of 2003. Additionally, SG&A increased due to the strengthening of the local currencies of the Company’s international Accounts Payable Services operations, as a whole, to the U.S. dollar.

Meridian

      Meridian’s operating income for the three and nine months ended September 30, 2004 and 2003 was calculated as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Revenues	$9.5	$7.7	$31.7	$31.6
Cost of revenues	5.9	5.3	18.4	16.5
Selling, general and administrative expenses	1.6	1.3	5.3	4.2

Operating income	$2.0	$1.1	$8.0	$10.9

      Revenues. Meridian recognizes revenue on the cash basis in accordance with SAB No. 104. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. Since Meridian has minimal influence over when the foreign governmental agencies make their respective VAT reimbursement payments, Meridian’s revenues can vary markedly from period to period.

      Revenue generated by Meridian increased for the three months ended September 30, 2004 when compared to the third quarter of 2003 primarily due to increased revenues from new clients attributed to initiatives to develop new business. Despite the increased revenues from new clients, revenue generated by Meridian increased only slightly for the nine months ended September 30, 2004 when compared to the same period of 2003 due to an unusually high volume of refunds having been received in the first six months of 2003 from certain European VAT authorities for claims that had been outstanding for an extended period of time. During the first six months of 2003, the tax authorities for various countries paid claims that, in some cases, had been outstanding in excess of two years. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country.

      Also impacting Meridian’s revenues for the three and nine months ended September 30, 2004 was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $0.5 million and $1.7 million for the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003. Meridian has communicated its intention to DKV to commence an orderly and managed closeout of the TVR business. Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, were eliminated by October 2004, as the remaining claims were processed and settled (see Note H(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q).

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

      For the three and nine months ended September 30, 2004 compared to the same period of the prior year, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to successful initiatives to create new business. COR as a percentage of revenues for the Company’s Meridian operations was 61.8% for the quarter ended Septem-

ber 30, 2004, compared to 68.7% of revenues for the same period of 2003. The decrease in COR as a percentage of revenues for Meridian was primarily due to period-over-period reduction in costs as a percentage of revenue due to the elimination of expenses that were not contributing to the overall business. For the nine months ended September 30, 2004 and 2003, Meridian’s COR as a percentage of revenues was 57.8% and 52.2%, respectively. The significant increase in COR as a percentage of revenues for Meridian was the result of the slight increase in revenues for the nine months ended September 30, 2004 compared to the same period of 2003 as discussed above combined with increased COR on a dollar basis.

      SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period-to-period based on fluctuations in revenues.

      On a dollar basis, the increase in Meridian’s SG&A for the three and nine months ended September 30, 2004 compared to 2003 was primarily the result of increased payroll and professional fees relating to new business development.

Corporate Support

      SG&A. Corporate Support SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period-to-period based on fluctuations in revenues. Corporate support SG&A represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2004	2003	2004	2003

Selling, general and administrative expenses	$11.0	$15.1	$37.9	$38.2

      The period-over-period improvement in SG&A for corporate support for the three and nine months ended September 30, 2004 compared to the same period of 2003, on a dollar basis, was primarily the result of a decrease in outside consultancy costs and expenditures for severance costs incurred in 2003 by the Company. This period-over-period decrease was partially offset by an increase in the strategic business initiatives previously discussed. Also, partially offsetting the nine-month decrease was a severance payment made to the Company’s former chief financial officer during the first quarter of 2004.

      The Company expects to incur professional fees over the next two quarters in conjunction with evaluating its strategic alternatives. Such costs will be expensed as incurred.

Discontinued Operations

      On December 14, 2001, the Company consummated the sale of its French Taxation Services business, as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In connection with this sale, the Company provided the buyer with certain warranties and accrued $2.0 million as an estimate of the ultimate amount due under those warranties. The buyer has asserted certain indemnification claims pursuant to the sale agreement. Based on the information furnished by the buyer, management does not believe these claims, if valid, could reasonably be expected to exceed $4.9 million. The Company is in discussions with the buyer in an attempt to resolve such indemnification claims. As a result of these discussions, the Company accrued an additional $0.9 million during the quarter ended June 30, 2004. No tax benefit was recognized in relation to the additional accrual. The Company is in the process of evaluating such claims, but believes that it is unlikely that any payments to the buyer will exceed the accrued liability established for such claims by an amount that would be material to the Company’s financial position, results of operations or liquidity.

      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million. During the three months ended September 30, 2004, the Company increased the gain on disposal by approximately $90 thousand, net of tax expense of approximately $60 thousand, due to the reversal of the remaining amount accrued for settlement of outstanding claims. All claims were settled during the current quarter. Operating results for Communications Services during the phase-out period (January 1, 2004 through January 16, 2004) were a loss of $(0.3) million, net of an income tax benefit of $(0.2) million.

      During each of the three months ended September 30, 2004 and 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million, net of tax expense of approximately $0.1 million, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

      For the nine months ended September 30, 2004 and 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million and $0.5 million, respectively, net of tax expense of approximately $0.2 million and $0.4 million, respectively, related to the revenue-based royalty from the sale of the Logistics Management Services business as previously discussed.

Other Items

      Interest (Expense). Interest (expense) was $2.3 million and $2.4 million for the three months ended September 30, 2004 and 2003, respectively. Interest (expense) for the nine months ended September 30, 2004 and 2003 was $6.8 million and $7.1 million, respectively. The Company’s interest expense for the three and nine months ended September 30, 2004 was comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the senior bank credit facility. Interest expense for the three and nine months ended September 30, 2003 was comprised of interest expense and amortization of the discount related to the convertible notes, interest on borrowings outstanding under the senior bank credit facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. The decrease in interest expense for the nine months ended September 30, 2004 periods compared to the same period of 2003 was due to the debt acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates that was ultimately paid off during the second quarter of 2003.

      Income Tax Expense (Benefit). The provisions for income taxes for the three and nine months ended September 30, 2004 and 2003 consist of federal, state and foreign income taxes at the Company’s effective tax rate. The Company’s effective tax rate approximated 38% for the three and nine months ended September 30, 2004, respectively. The Company’s effective tax rate, after the reclassification of the Company’s remaining Communications Services operations to discontinued operations, approximated 38.4% and 36.6% for the three and nine months ended September 30, 2003, respectively. Prior to the reclassification of the Company’s remaining Communications Services operations to discontinued operations, the Company’s effective tax rate approximated 37.5% for the three and nine months ended September 30, 2003.

Liquidity and Capital Resources

      Net cash provided by operating activities was $1.5 million in the first nine months of 2004, compared to $21.6 million in the first nine months of 2003. Cash provided by operations for the first nine months of 2004 was primarily attributable to an overall decline in accounts receivable balances offset by a loss from continuing operations and cash used in operations resulting from a reduction of accrued payroll and related expenses.

Cash provided by operating activities during the nine months ended September 30, 2003 was principally influenced by earnings from continuing operations and an overall decline in accounts receivable balances partially offset by cash used in operations resulting from a reduction in accounts payable and accrued expenses and accrued payroll and related expenses. The period-over-period decreases in cash provided by operations was primarily the result of decreased earnings from continuing operations and a smaller decline in accounts receivable balances during the nine months ended September 30, 2004 when compared to the same period of the prior year. The overall change in accounts receivable balances, accounts payable and accrued expenses and accrued payroll and related expenses was the result of normal operations.

      Net cash provided by (used in) investing activities was $9.8 million in the first nine months of 2004 and $(7.4) million for the same period of 2003. Cash provided by investing activities during the first nine months of 2004 was the result of proceeds received from the sale of certain discontinued operations of $19.1 million, partially offset by capital expenditures of $9.3 million. During the first nine months of 2003, the Company had capital expenditures of approximately $7.4 million.

      Net cash used in financing activities was $23.0 million in the first nine months of 2004 versus $10.0 million in the first nine months of 2003. The net cash used in financing activities for the nine months ended September 30, 2004 related primarily to net repayments of debt. The net cash used in financing activities during the nine months ended September 30, 2003 related primarily to the purchase of treasury shares and the repayment of certain indebtedness acquired in the acquisitions of the businesses of HSA-Texas and affiliates partially offset by net borrowings under the Company’s credit facility.

      Net cash (used in) provided by discontinued operations was $(1.1) million and $1.0 million during the nine months ended September 30, 2004 and 2003, respectively. Cash used in discontinued operations during the nine months ended September 30, 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004. These losses were offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash provided by discontinued operations during the nine months ended September 30, 2003 was the result of earnings generated from the Communications Services operations combined with the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.

      The Company expects to incur professional fees over the next two quarters relating to its evaluation of strategic alternatives. The magnitude of such fees is likely to increase if a transaction is consummated, and will be impacted by the form such transaction would take (i.e., sale of the entire company, sale of individual operating units, merger, tender offer or other transaction not involving a sale of the Company or its assets.) Cash costs may be paid relating to recruitment fees if the Company experiences higher levels of employee turnover. Additionally, if the Company experiences a loss of customers, there would be an associated loss of revenues, operating income and cash provided by operations.

      The Company maintains a senior bank credit facility with an indicated face value of $38.0 million (the “Credit Agreement”) syndicated between three banking institutions (the “Banking Syndicate”) led by Bank of America, N.A. as agent for the group. Borrowings under the credit facility are subject to limitations based primarily upon the Company’s accounts receivable balances, which are one of the primary forms of collateral supporting the facility. Additionally, the credit facility contains customary covenants, including maintaining certain financial ratios. The Company is not required to make principal payments under the senior bank credit facility until its maturity on December 31, 2004 unless the Company violates its debt covenants and the violations are not waived. The occurrence of other stipulated events, as defined in the Credit Agreement, including, but not limited to, the Company’s outstanding facility borrowings exceeding the prescribed borrowing base, would also require accelerated principal payments. The credit facility is secured by substantially all assets of the Company and interest on borrowings is tied to either the prime rate or the London Interbank Offered Rate (“LIBOR”) at the Company’s option. The credit facility requires a fee for committed but unused credit capacity of .50% per annum. The Company’s weighted-average interest rate at September 30, 2004 approximated 3.8%.

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

      The Company reduced outstanding borrowings under the Credit Agreement by the $17.0 million of net cash proceeds received from the January 16, 2004 sale of its Communications Services operations (see Note B(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q). In conjunction with the reduction in outstanding borrowings, the facility’s maximum capacity was permanently reduced from $55.0 million to $38.0 million. Along with the reduction in the facility, the requirement for the Company to maintain $10.0 million in cash as an unrestricted compensating balance was eliminated. Outstanding commitments under the Credit Agreement, as amended, were $8.1 million on September 30, 2004, consisting of outstanding borrowings of $7.9 million and a standby letter of credit totaling $0.2 million. The Company’s borrowing base at September 30, 2004 (maximum borrowing capacity) was $29.0 million, thus producing borrowing availability of approximately $20.1 million as of such date.

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

      As of September 30, 2004, the Company was not in compliance with one of its financial ratio covenants contained in the Credit Agreement, as amended. On October 25, 2004, the members of the Company’s Banking Syndicate waived these covenant violations until December 31, 2004. The Company expects to remain in compliance with the financial ratio covenants through December 31, 2004.

      The Company is in the final stages of negotiating a new $25.0 million senior credit agreement that will replace the Company’s existing Credit Agreement which is set to expire on December 31, 2004 per its original terms. The Company expects to finalize the new agreement in November 2004. Upon the execution of the new senior credit facility, the Credit Agreement will be terminated and repaid in full.

      The Company currently anticipates that it will satisfy the proposed financial ratio covenants of the new senior credit facility for the foreseeable future. Notwithstanding the Company’s current forecasts, no assurances can be provided that financial ratio covenant violations of the new senior credit facility will not occur in the future or that, if such violations occur, the sole lender will not elect to pursue their contractual remedies under the new senior credit facility, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay the sole lender in the event of an unanticipated repayment demand.

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

      The Company has begun implementation of the strategic plan but remains in the intermediate stages of that process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. The Company anticipates incurring costs of approximately $11.2 million related to the implementation of the strategic plan during 2004. As of September 30, 2004, total costs incurred relating to the implementation amount to $9.3 million. Implementation costs in 2005 are expected to be significantly less than 2004. If the Company is unable to implement the strategy successfully, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.

      The Company anticipates capital expenditures in 2004 to total approximately $13.2 million. Capital expenditures for 2005 are expected to be less than 2004.

      The Company’s September 30, 2004 Condensed Consolidated Balance Sheet (Unaudited) reflected goodwill of $170.6 million and deferred tax assets of $74.2 million. Goodwill and intangible assets with indefinite useful lives are required to be tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, Accounting for Goodwill and Other Intangible Assets. The Company’s annual valuation will be performed as of October 1, 2004. The Company has not completed its operating budget for 2005 and does not presently contemplate its completion until late in 2004. The Company’s operating budget for 2005 and its internal outlook beyond next year will be integral factors in assessing the recoverability of these assets when routine impairment testing is undertaken during the quarter ending December 31, 2004. Additionally, the Company’s operating budget for 2005 and its internal outlook beyond next year will be integral factors in assessing the recoverability of the Company’s deferred tax assets during the quarter ending December 31, 2004. The Company’s accompanying Condensed Consolidated Statements of Operations (Unaudited) for concluded interim periods of 2004 do not reflect the impact of any impairment charges, should such be warranted by accounting principles generally accepted in the United States of America. The extent of potential impairments, if any, cannot be currently estimated and would be recorded as an operating expense in the Company’s Consolidated Statement of Operations for the quarter and year ending December 31, 2004.

      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, the Company’s Compensation Committee approved a program under which the Company intends to modify employment and compensation arrangements with certain management employees as disclosed in the Company’s Report on Form 8-K filed on October 26, 2004. Under the program, the officers will be offered additional benefits related to certain change of control events if they agree to more stringent restrictive covenants. If the evaluation of strategic alternatives results in a change of control event as defined in the amended agreements, the Company will be required to fund these additional benefits.

      The Company faces various commitments and contingencies (see Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q). Any of the matters set forth in Note H could adversely affect the Company’s future liquidity.

      The Company believes that its working capital, current availability under its senior bank credit facility, as amended, which matures on December 31, 2004, and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2004 unless it is required to make accelerated debt repayments due to any future violations of the Credit Agreement, as amended, that are not waived by the Banking Syndicate. If a future covenant violation under the Credit Agreement does occur, and if the Banking Syndicate declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Banking Syndicate accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment. The Company believes, upon the execution of the new senior credit agreement, that its working capital, availability under its new senior credit agreement and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through September 30, 2005.

Forward Looking Statements

      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact of SFAS No. 142 goodwill impairment testing, (5) statements regarding the potential impairment of deferred tax assets, (6) statements regarding anticipated 2005 levels of capital expenditures and strategic business initiatives costs, (7) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (8) statements regarding the potential impact of commercial Accounts Payable Services sales effort improvements, and (9) statements regarding expected compliance with its covenants. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes that could delay revenue recognition;

•	if the recent economic recovery does not continue, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize anticipated revenues;

•	modifications to auditor compensation models may negatively impact employee productivity and retention, and therefore, our ability to generate revenues;

•	the possibility of clients who have filed for bankruptcy asserting a claim against the Company for preference payments, including one large client that paid the Company approximately $5.5 million in the first quarter of 2003 that the Company believes is likely to assert a claim;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	failure to successfully implement the strategic business initiatives may reduce expected future revenues;

•	the Company may not achieve anticipated expense savings;

•	the Company’s Accounts Payable Services businesses may not grow as expected and may not be able to increase the number of clients or increase claims productivity;

•	the Company’s domestic commercial Accounts Payable Services improvement in audit start trends may not continue. This business also may not continue to experience an improvement in signed contracts related to its sales effort targeted at creating new client opportunities;

•	the Company’s international expansion may prove unprofitable or may take longer to accomplish than we anticipate;

•	the Company’s reorganization of the U.S. Accounts Payable Services operations in connection with the Company’s current strategic business initiatives may adversely affect the Company’s ability to generate anticipated revenues and profits, and may not be successful or may require more time, management attention or expense than we currently anticipate;

•	the Company has violated its debt covenants in the past and may inadvertently do so in the future;

•	further violations of our debt covenants could result in an acceleration of our outstanding bank debt (totaling $7.9 million at September 30, 2004) as well as debt under our convertible notes (totaling $125.0 million in gross principal balance at September 30, 2004), and we may not be able to secure sufficient liquid resources to pay the accelerated debt;

•	our bank credit facility is scheduled to expire on December 31, 2004 and there can be no assurance that we will be successful in extending or replacing it;

•	we may continue to experience revenue losses or delays as a result of our U.S. retailing clients’ actual and/or potential revision of claim approval and claim processing guidelines;

•	the possibility of an adverse judgment in pending securities litigation;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be required by ongoing impairment testing under SFAS No. 142;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us;

•	the Meridian VAT Reclaim operating segment may require additional time and effort of Company executives and may therefore distract management from its focus on the Company’s core Accounts Payable Services business;

•	proposed legislation and regulatory initiatives concerning the mechanisms of European value-added taxation, if finalized as currently drafted, would reduce material portions of the revenues of Meridian VAT Reclaim;

•	until the Board has completed the process of exploring strategic alternatives, the Company may experience higher levels of customer and employee turnover, and management’s time and attention could be diverted from the operation of the business which could negatively impact results of operations or delay the Company’s implementation of its strategic initiatives;

•	the Company will incur significant expenses and cash outlays relating to the exploration of its strategic alternatives in future periods;

•	other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 5, 2004.

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

      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At September 30, 2004, we had approximately $7.9 million of long-term variable-rate debt outstanding. Additionally, at September 30, 2004, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the nine months ended September 30, 2004 would have resulted in approximately a $0.1 million change in pre-tax income.

      Derivative Instruments. The Company has in place a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. As of September 30, 2004, the Company had no derivative financial instruments outstanding.

Item 4.	Controls and Procedures

      As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chairman and Chief Executive Officer (“CEO”) and the Executive Vice President and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (“Disclosure Controls”) pursuant to Rule 13a-15 promulgated pursuant to the Securities Exchange Act of 1934, as amended.

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

      Based upon the Company’s Disclosure Controls evaluation, the CEO and CFO have concluded that as of September 30, 2004, the Company’s Disclosure Controls provided reasonable assurance to ensure that the information required to be disclosed by the Company in its periodic reports is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

      There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2004, including without limitation, any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

      See Note H(1) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

      On November 12, 2003, the Company entered into the 4th Amendment to the Credit Agreement. The 4th Amendment, among other stipulations, prohibits the Company from paying cash dividends or repurchasing its common stock.

Item 3.     Defaults Upon Senior Securities

      At September 30, 2004, the Company was not in compliance with certain financial covenants of its bank credit facility. The Company’s lenders waived these violations on October 25, 2004. (See Liquidity and Capital Resources under Part I. Item 2. of this Form 10-Q.)

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 5.     Other Information

      None.

Item 6.     Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002)
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/A filed April 3, 2002)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001)
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively
4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002)
10.1	Waiver to the covenant violations to the Credit Agreement, as amended, dated October 25, 2004
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2004
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2004
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2004

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

November 5, 2004	By:	/s/ JOHN M. COOK

John M. Cook President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 5, 2004	By:	/s/ JAMES E. MOYLAN, JR.

James E. Moylan, Jr. Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)