Form 10-K
period 2004-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2005-03-16
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Common Stock, No Par Value
Preferred Stock Purchase Rights
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☒  No ☐
      The aggregate market value, as of June 30, 2004, of common shares of the registrant held by non-affiliates of the registrant was approximately $229.7 million, based upon the last sales price reported that date on The Nasdaq Stock Market of $5.47 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
      Common shares of the registrant outstanding as of February 28, 2005 were 62,039,989, including shares held by affiliates of the registrant.
Documents Incorporated by Reference
      Part III: Portions of Registrant’s Proxy Statement relating to the Annual Meeting of Shareholders to be held on or about May 3, 2005.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-K
December 31, 2004

		Page

Part I
Item 1.	Business	1
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 8.	Financial Statements and Supplementary Data	45
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	80
Part III
Item 10.	Directors and Executive Officers of the Registrant	82
Item 11.	Executive Compensation	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13.	Certain Relationships and Related Transactions	82
Item 14.	Principal Accountant Fees and Services	82
Part IV
Item 15.	Exhibits and Financial Statement Schedules	83
Signatures		88
EX-10.43 CONTROL AND RESTRICTIVE COVENANT AGREEMENT BETWEEN JOHN M. COOK AND REGISTRANT
EX-10.44 CONTROL AND RESTRICTIVE COVENANT AGREEMENT BETWEEN JAMES E. MOYLAN, JR. AND REGISTRANT
EX-10.45 CONTROL AND RESTRICTIVE COVENANT AGREEMENT BETWEEN JOHN M. TOMA AND REGISTRANT
EX-10.46 CONTROL AND RESTRICTIVE COVENANT AGREEMENT BETWEEN RICHARD J. BACON AND REGISTRANT
EX-10.47 CONTROL AND RESTRICTIVE COVENANT AGREEMENT BETWEEN JAMES L. BENJAMIN AND REGISTRANT
EX-10.48 SUMMARY OF COMPENSATION ARRANGEMENTS DIRECTORS OF REGISTRANT
EX-10.49 SUMMARY OF COMPENSATION ARRANGEMENTS
EX-10.50 EMPLOYMENT AGREEMENT, DATED AS OF JULY 15, 2003
EX-10.51 SEPTEMBER 11, 2003 ADDENDUM TO EMPLOYMENT AGREEMENT
EX-10.52 DECEMBER 2, 2003 ADDENDUM TO EMPLOYMENT AGREEMENT
EX-10.53 MAY 1, 2004 AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.54 FEBRUARY 2005 ADDENDUM TO EMPLOYMENT AGREEMENT
EX-21.1 SUBSIDIARIES OF REGISTRANT
EX-23.1 CONSENT OF KPMG LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CEO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO AND CFO

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
      The Company currently provides services to clients in over 40 countries. For financial reporting purposes, in 2004, the Company had two reportable operating segments, the Accounts Payable Services segment (including the Channel Revenue business) and the Meridian VAT Reclaim (“Meridian”) segment. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for worldwide operating segment disclosures.
Evaluation of Strategic Alternatives
      As disclosed in the Company’s Report on Form 8-K filed on October 21, 2004, the Company announced that its Board of Directors, in response to several inquiries received by the Company, has decided to explore the Company’s strategic alternatives, including a possible sale of the Company. The Company’s management intends to complete its strategic business initiatives, as defined below. However, the exploration of the strategic alternatives process will require management’s time, and attention may be diverted from operations of the business. Additionally, the Company may experience higher levels of customer and employee turnover impacting the Company’s ongoing operations. The exploration of strategic alternatives is ongoing and no decisions have been made.
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
      The Company disposed of its Logistics Management Services segment in October 2001. During the fourth quarter of 2001, the Company closed a unit within Communications Services. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until the time of its disposal.
      As indicated above, Meridian, Communications Services and the Channel Revenue business were originally offered for sale in the first quarter of 2001. During the first quarter of 2002, the Company concluded that then current market conditions were not conducive to receiving terms acceptable to the Company for these remaining unsold, non-core businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these remaining discontinued operations until such time as market conditions were more conducive to their sale.
      On January 24, 2002, the Company acquired substantially all the assets and certain liabilities of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”), formerly the Company’s principal competitor in the Accounts Payable Services business.
      During the fourth quarter of 2003, the Company once again declared its remaining Communications Services operations as a discontinued operation and subsequently sold such operations on January 16, 2004 (see Note 2(c) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).
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
The Recovery Audit Industry
      Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements find it difficult to process every payment correctly. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between the purchasing and accounts payable departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively narrow profit margins. For example, the Company believes that the typical U.S. retailer makes payment errors that are not discovered internally, which in the aggregate can range from several hundred thousand dollars to more than $1.0 million per billion dollars of revenues.
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
      The domestic and international recovery audit industry for accounts payable services is characterized by the Company, the worldwide leader providing services to clients in over 40 countries, and numerous smaller competitors who typically do not possess multi-country service capabilities. Many smaller recovery audit firms lack the centralized resources or broad client base to support technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are less equipped to audit large Electronic Data Interchange (“EDI”) accounts payable systems. In addition, because of limited resources, most of these firms subcontract work to third parties and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that it has significant opportunities due to its national and international presence, well-trained and experienced professionals, and advanced technology.
      As businesses have evolved, the Company and the recovery auditing industry have evolved with them, innovating processes, tools, and claim types to maximize recoveries. The following are a number of the changes that have been driving the recovery audit industry in the past several years:

Data Capture and Availability. Businesses are increasingly using technology to manage complex procurement and accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically — whether by EDI or the Internet — to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data and enable the cost effective review of more transactions by recovery auditors.

Increasing Number of Auditable Claim Categories. Traditionally, the recovery audit industry was characterized by the identification of simple, or “disbursement,” claim types such as the duplicate payment of invoices. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an explosion of auditable transactions and potential sources of error. These transactions are complicated to audit as the underlying transaction data is difficult to access and recognizing mistakes is complex. Only recovery audit firms with significant industry-specific expertise and sophisticated technology are capable of auditing these complicated, or “contract compliance” claim categories.

Globalization. While global economic and political developments are presenting companies with a wide range of challenges, globalization is intensifying throughout the retail landscape and particularly among the top retailers worldwide. The average company operates in over seven countries — up significantly from prior years — and a significant number of retailers have entered once avoided markets such as Russia and China. As these retailers are becoming increasingly global, they seek to obtain similar services from similar vendors across markets.

Consolidation in the Retail Industry. Retailer consolidation in the U.S. and internationally continues. As retailers grow larger, vendors become more reliant on a smaller number of customers and, as a result, the balance of power favors retailers rather than vendors. This dynamic creates an environment that allows retailers to assert valid claims more easily.

Increase in Promotional Activity. Trade promotion spending is at an all time high and is not expected to decline. In addition, an increasing number of dollars are being spent in categories with numerous transactions and a high potential for error such as scan downs, or discounts at the point of sale. As this trade promotion spending continues to grow, it creates increasing opportunities for mistakes and, therefore, auditable claims.

Increased Push for Efficiency. Historically, recovery audit firms audited transactions several years after their occurrence. Determining whether claims generated from those periods are valid is costly and time-consuming for clients and their vendors alike, and becomes even more so the older the claim. As a result, recovery audit firms, especially in the U.S., are being asked to audit closer in time to the occurrence of the transaction — typically 12 to 18 months after the transaction date. This trend has benefited recovery audit firms since more recent claims are easier to assert against suppliers, resulting in higher recoveries.

Move Toward Standard Auditing Practices. Vendors have been active in demanding clearer post-audit procedures, better documentation and electronic communication of claims, among other things. The Company, as the industry leader, has taken a leadership role in establishing standard recovery auditing practices for the industry and led the way to establishing the first ever Retail Summit and Post Audit Best Practices Forum in 2003. The purpose of the Summit was to begin providing a foundation for industry standards and norms with a goal of diminished ambiguity, greater efficiencies, lower costs and higher value for all stakeholders. In December 2004 the second Retail Summit and Best Practices Forum was held where academic professionals reported the results of ground-breaking Best Practices research specific to the post audit industry with the goal of furthering the establishment of standard practices.

      The evolution of the recovery auditing industry is expected to continue, and the Company will continue to drive and capitalize on the changes as it has in the past. In particular, the Company expects that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing, a growing number of potential claim categories and faster approvals and deductions.
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
The PRG-Schultz Strategy
      The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. The Company’s strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain its dedicated focus on the Company’s clients and rekindle its growth. The Company has implemented a number of strategic business initiatives over the past 18 months to reduce costs, increase recoveries and fuel growth at existing and new clients. Some of these key initiatives include:

•	Centralize Claim Processing and Field Audit Work. The processing of certain claim types and certain client audits has been shifted to the Company’s Salt Lake City and Atlanta Shared Service Centers and its N.J. and Dublin, Ireland Regional Audit Centers resulting in cost savings and improved audit productivity.

•	Standardize Audit Software and Processes. The Company has developed new standardized proprietary software tools and algorithms that enable its auditors to identify trends, exceptions and claims quickly and efficiently and use the best auditing practices across every audit to increase recoveries.

•	Implement Technology Platforms. The Company has implemented global customer relationship management (“CRM”) and claims management systems (including foreign language and functional currency versions internationally), a new technology platform that provides remote access to audit information and a new European data center, resulting in improved sales and audit productivity.

•	Optimize the Organization. The Company has made significant improvements to: (i) its international knowledge base and management structure by hiring an experienced international executive, transferring experienced personnel to key regions, and shifting to a regional management structure; (ii) its U.S. commercial sales function by hiring additional U.S. sales personnel, modifying the auditor compensation model and creating distinct sales and client development groups; and (iii) its audit staffing model by reducing U.S. field audit headcount during the last 24 months.
With these strategic business initiatives in place, the Company is focused on executing a growth strategy that includes the following key elements:

•	Grow Business with Existing Clients. The Company intends to continue to maximize the revenue opportunities with each of its existing clients by identifying and auditing new categories of potential errors (such as its new freight rate audit program and third-party pharmacy payment service offerings) and leveraging the productivity enhancements of its recent strategic business initiatives to drive increased recoveries. An alliance we made with a national state and local tax consulting firm offers our clients additional expertise on state and local tax issues. Finally, the Company was awarded a multi-year contract for the management of credit card receipts from an existing client, one of the largest grocery companies in the U.S., a new service we are offering to our retail clients.

•	Grow the International Business. The Company believes that there are significant opportunities for sustained international growth as there are numerous retail, commercial and public sector clients the Company does not currently serve and major global clients for whom the Company is the only recovery audit firm with the global capabilities to serve them in multiple geographies. The Company intends to leverage its recent strategic business initiatives that significantly improved its international sales and operating functions to drive this growth.

•	Grow the U.S. Commercial and Government Business. The Company intends to continue to drive growth in its U.S. commercial and government segments by: (i) aggressively moving less complex audit work to its shared service centers in order to increase productivity and free-up highly skilled auditor time to scrutinize more complex claim types; and (ii) leveraging its recent strategic business initiatives that significantly improved its U.S. commercial and government sales functions.

•	Develop New Vertical Markets. The Company has a long history of innovation and is developing new revenue sources by applying its core competencies to vertical markets where there are high transaction counts, significant price volatility and likelihood of human error. The Company intends to continue to identify new markets with these characteristics and launch new service offerings accordingly. For example, the Company has launched, and is aggressively growing, its recovery audit service offerings for the airline and healthcare sectors, and is planning a 2005 service launch to the energy industry. Further, a recent contract with the State of Arizona is our first audit of Medicaid claims. We expect to expand this service offering to additional states.
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
      Contract compliance audit services provided to retail/wholesale clients account for the Company’s largest source of revenues. These services typically recur annually and are largely predictable in terms of estimating the dollar volume of client overpayments that will ultimately be recovered. Contract compliance audit services are the most comprehensive in nature, focusing on numerous recovery categories related to both procurement and payment activities. These audits typically entail comprehensive and customized data acquisition from the client with the aim of capturing individual line-item transaction detail. Contract compliance audits are often long duration endeavors with year-round on-site work by permanent multi-auditor teams quite common for larger clients. The Company currently serves retail/wholesale clients on six continents.
      The Company also examines merchandise procurements and other payments made by business entities such as manufacturers, distributors and healthcare providers that are collectively termed as “commercial” clients. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a disbursement audit service model which typically entails obtaining limited purchase data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either “one-time” with no subsequent repeat audit or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year. Additionally, the duration of a disbursement audit is usually measured in weeks and the number of auditors assigned per client is usually one or two. Currently, the majority of the Company’s commercial clients are located in North America and the United Kingdom, although the Company is focusing its efforts on growth with commercial clients in other markets around the world.
      The Company is currently modifying its approach to service delivery to more closely align the scope of its services to the unique needs and characteristics of each individual client, regardless of their industry, consistent with maximizing the Company’s profitability. Thus, ultimately, certain retail/wholesale clients that have historically been served by the disbursement audit service model will be served under the contract compliance service model. Additionally, the Company believes that the market for providing disbursement audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. Therefore a substantial number of commercial clients that historically have been served by the disbursement audit service model are ultimately intended by the Company to be served under the contract compliance service model where barriers to competitive entry are higher.
      Additionally, within Accounts Payable Services is a discrete unit, the Channel Revenue business. Channel Revenue provides revenue maximization services to clients that are primarily in the semiconductor industry using a discrete group of specially trained auditors and proprietary business methodologies. Channel Revenue clients generally receive two audits each year.

Meridian VAT Reclaim
      Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world. Acting as an agent on behalf of its clients, Meridian submits claims for refunds of VAT paid on business expenses incurred primarily in European Union countries. Meridian provides a fully outsourced service dealing with all aspects of the VAT reclaim process, from the provision of audit and invoice retrieval services to the preparation and submission of VAT claims and the subsequent collection of refunds from the relevant VAT authorities. For this service, Meridian receives a contractual percentage of VAT recovered on behalf of its clients. The services provided to clients by Meridian are typically recurring in nature.

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
Technology
      Technology advancements and increasing volumes of business transactions have resulted in the Company’s clients continuously increasing the use of technology to manage complex accounts payable systems and realize greater operating efficiencies. Given this environment, the Company believes its proprietary technology, databases and processes serve as important competitive advantages over both its principal competitors and its clients’ internal recovery audit functions.
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

Accounts Payable Services Audit Technology
      The Company is in the process of standardizing its audit tools, audit methodologies and field staffing protocols to provide a uniform foundation for propagating best practices throughout its worldwide operations. Until this work is completed, unconverted clients will continue to be served using the audit tools and technologies historically in place at their respective locations. The following paragraphs of this section specify technology practices and processes that are generally applicable to all clients worldwide.
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
      At the beginning of a typical accounts payable recovery audit engagement, the Company obtains a wide array of transaction data from its client for the time period under review. The Company typically receives this data by EDI, magnetic media or paper (the Company uses a custom, proprietary imaging technology to scan the paper into electronic format), which is then mapped by the Company’s technology professionals, primarily using high performance database and storage technologies, into standardized and proprietary layouts at one of the Company’s data processing facilities. The Company’s data acquisition, data processing and data management methodologies are aimed at maximizing efficiencies and productivity while maintaining the highest standards of client confidentiality.
      The Company’s experienced technology professionals then prepare statistical reports to verify the completeness and accuracy of the data. The Company’s technology professionals deliver this reformatted data to field auditors who, using the Company’s proprietary field audit software, sort, filter and search the data for indications of erroneous payments. The Company’s technology professionals also produce client-specific standard reports and statistical data for the auditors. These reports and data often reveal patterns of activity or unusual relationships suggestive of potential overpayment situations.
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

Channel Revenue Audit Technology
      The Channel Revenue business (a sub-component of the Accounts Payable Services operating segment) specializes in providing comprehensive revenue recovery audits for both the financial and sales divisions of manufacturing firms in consumer, industrial and technology industries.

Meridian VAT Reclaim Technology
      Meridian utilizes a proprietary software application that assists business clients in the reclaiming of VAT. The functionality of the software includes paper flow monitoring, financial and managerial reporting and EDI. The paper flow monitoring reflects all stages of the reclaim business process from logging in claims received to printing out checks due to clients. The reporting system produces reports that measure the financial and managerial information for each stage of the business process.
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
Clients
      The Company provides its services principally to large and mid-sized businesses having numerous payment transactions with many vendors. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 22.6%, 21.0% and 23.4% of its revenues from continuing operations for the years ended December 31, 2004, 2003 and 2002, respectively. During the year ended December 31, 2002, the Company’s largest client, Wal-Mart International, accounted for approximately 10.2% of revenues from continuing operations. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2004 and 2003.
Sales and Marketing
      Due to the highly confidential and proprietary nature of a business’s purchasing patterns and procurement practices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. This type of investigation may include an on-site inspection of the Company’s service facilities. The Company has typically found that its service offerings that are the most annuity-like in nature such as a contract compliance audit require the longest sales cycle and highest levels of direct person-to-person contact. Conversely, service offerings that are short-term, discrete events, such as certain disbursement audits, are susceptible to more cost effective sales and marketing delivery approaches such as telemarketing.
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
Competition
      The disbursement audit services business is highly competitive and barriers to entry are relatively low. The Company believes that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories.
      The contract compliance audit business is also highly competitive with numerous existing competitors that are believed to be substantially smaller than the Company. Barriers to effective entry and longevity as a viable contract compliance audit firm are believed to be high. The Company further believes that these high barriers to entry result from numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.
      While the Company believes that it is the only company with the depth and breadth of audit expertise, data and technology capabilities, scale and global presence to compete in an increasingly electronic and global marketplace, the Company faces competition from the following:

Client Internal Post-Audit Departments. A number of larger retailers (particularly those in the grocery and drug segments) have developed an internal post-audit process to review transactions prior to turning them over to external post-audit providers. The majority of clients’ internal activities, however, focus only on disbursement claim types while a few have implemented broader capabilities. Regardless of the level of internal recoveries, the Company has observed that practically all clients continue to retain at least one (primary), and sometimes two (primary and secondary), external post-audit recovery firms to capture errors missed by their internal post-audit departments. There is currently very little use of internal post-transaction audit groups internationally other than at certain large Canadian and U.K. retailers.

Other Post-Audit Recovery Firms. The competitive landscape in the recovery audit industry is comprised of:

•	Several full-service Accounts Payable recovery audit firms, only one of which the Company believes offers a full suite of recovery audit services internationally;

•	A large number of smaller niche and “mom & pop” Accounts Payable recovery firms who have a limited client base and who use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. market and the largest of these firms typically have approximately $10 – $15 million in annual revenue. Competition in most international markets is either non-existent or typically comes from small niche providers;

•	Firms who offer a hybrid of audit software tools and training, and/or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery services for discrete sectors like airlines and healthcare.

Other Providers of Recovery Services. The “Big Four” accounting firms provide recovery services; however, their practices tend to be focused on tax-related services. American Express also provides, as part of their Tax & Business Services unit, a range of recovery services and solutions in the accounts payable and procurement and sales and use tax areas.
Employees
      At January 31, 2005, the Company had approximately 2,800 employees, of whom approximately 1,400 were located in the U.S. The majority of the Company’s employees are involved in the audit function. The Company believes its employee relations are satisfactory.
Website
      The Company makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. The Company makes all filings with the Securities and Exchange Commission available on its website no later than the close of business on the date the filing was made. In addition, investors can access the Company’s filings with the Securities and Exchange Commission at www.sec.gov/edgar.shtml.

RISK FACTORS
We depend on our largest clients for significant revenues, and if we lose a major client, our revenues could be adversely affected.
      We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2004, 2003, and 2002, our two largest clients accounted for approximately 13.8%, 12.7% and 15.0% of our revenues from continuing operations, respectively. If we lose any major clients, our results of operations could be materially and adversely affected by the loss of revenue, and we would have to seek to replace the client with new business.
Client and vendor bankruptcies, including the Fleming bankruptcy, and financial difficulties could reduce our earnings.
      Our clients generally operate in intensely competitive environments and bankruptcy filings are not uncommon. Additionally, adverse economic conditions throughout the world have increased, and they continue to increase, the financial difficulties experienced by our clients. On April 1, 2003, Fleming Companies, Inc. (“Fleming”), which accounted for 0.2% and 2.4% of our 2003 and 2002 revenues from continuing operations, respectively, filed for Chapter 11 Bankruptcy Reorganization. There were no revenues from Fleming recognized in 2004. As a direct consequence of the bankruptcy filing, we currently do not expect to generate revenues from Fleming in 2005. In addition, further bankruptcy filings by our large clients or the significant vendors who supply them, or unexpectedly large vendor claim chargebacks lodged against one or more of our larger clients, could have a material adverse affect on our financial condition and results of operations. Likewise, our failure to collect our accounts receivable due to the financial difficulties of one or more of our large clients could adversely affect our financial condition and results of operations.
Demands for preference payments by Fleming or other clients in bankruptcy could reduce our earnings and place unbudgeted demands on our cash resources.
      On April 1, 2003, Fleming, one of our larger U.S. Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, we received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. On January 24, 2005, the Company received a demand for preference payments due from the trust representing the client. The demand states that the trust’s calculation of the Company’s preferential payments was approximately $2.9 million. The Company believes that it has valid defenses against any claim that may be made for payments received from Fleming, however, there can be no guarantee that all or a portion of the payments made to Fleming will not be recoverable by the bankrupt estate. The Company has offered to settle such claim. Accordingly, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes an expense provision of $0.2 million with respect to this matter. However, if we are unsuccessful in defending a preference payment claim against us, our earnings would be reduced and we would be required to make unbudgeted cash payments which could strain our financial liquidity.
Strategic business initiatives for the Accounts Payable Services business may not be successful.
      Our objective is to build on our position as the leading worldwide provider of recovery audit services. Our strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain our dedicated focus on clients and rekindle our growth. We have implemented a number of strategic business initiatives over the past 18 months that have been leveraged to reduce costs, increase recoveries and fuel growth at existing and new clients. Some of these key initiatives include: (1) Centralize Claim Processing and Field Audit Work; (2) Standardize Audit Software and Processes; (3) Implement Technology Platforms; and (4) Optimize the Organization. See Part I, Item 1. “Business — The PRG-Schultz Strategy”.
      The Company has begun implementation of the strategy but remains in the intermediate stages of that process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. If we are unable to implement the strategy successfully, our results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.
Exploration of strategic alternatives may not be successful.
      As disclosed in our report on Form 8-K filed on October 21, 2004, we announced that our Board of Directors, in response to several inquiries received by the Company, has decided to explore our strategic alternatives, including a possible sale of the Company. Management intends to complete its strategic business initiatives, as discussed above and elsewhere in this Form  10-K, regardless of the outcome of the strategic alternatives exploration. However, the exploration of strategic alternatives process will require management’s time, and attention may be diverted from operations of the business. Additionally, we may experience higher levels of customer and employee turnover impacting our ongoing operations and will incur additional expense through 2005. During 2004, we incurred approximately $0.4 million of expense related to exploration of our strategic alternatives.
We have violated our debt covenants in the past and may do so in the future.
      No assurance can be provided that we will not violate the covenants of the Senior Credit Facility in the future. If we are unable to comply with our financial covenants in the future, our lender could pursue its contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lender demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all. Additionally, if such a lender accelerated repayment demand is subsequently made and we are unable to honor it, cross-default language contained in the indenture underlying our separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that we will be able to secure additional financing that would be required to make such a rapid repayment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7. of this Form 10-K.
Proposed legislation by the European Union could have a material adverse impact on Meridian’s operations.
      The European Union has currently proposed legislation that will remove the need for suppliers to charge value-added taxes on the supply of services to clients within the European Union (“EU”). The effective date of the proposed legislation is currently unknown. Management believes that the proposed legislation, if enacted as currently drafted, could have a material adverse impact on Meridian’s results of operations from its value-added tax business and could also negatively affect our consolidated results of operations.
Meridian may be required to repay grants received from the Industrial Development Authority.
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.9 million at December 31, 2004 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 205 permanent employees in Dublin, Ireland. The EU has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, could eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable that Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.
      The Company’s current intention is to expand the service offerings of Meridian to offer outsourced accounts payable and employee expense reimbursement processing and redirect most of the Meridian employees who may be affected by the proposed legislation to provide services to its core Accounts Payable Services business. The Company believes that this redirection will significantly enhance its Accounts Payable Services business internationally as well as provide the peripheral benefit of mitigating the risk of a future IDA grant repayment.
External factors such as potential terrorist attacks could have a material adverse affect on our future revenues and earnings.
      The terrorist events of September 11, 2001 that occurred in the United States significantly disrupted our business. In the days and months following these terrorist events, many of our clients were urgently attending to new security imperatives and other matters of immediate priority. Future potential terrorist events could again have a material and adverse affect on our revenues and earnings, including potentially, adverse effects on both our United States and international operations.
We rely on international operations for significant revenues.
      In 2004, approximately 42.0% of our revenues from continuing operations were generated from international operations. International operations are subject to risks, including:

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
We require significant management and financial resources to operate and expand our recovery audit services internationally and international expansion may result in lower profit margins or be unsuccessful.
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
We may not achieve increased revenues as expected from new international clients.
      During the last six months of 2004, we signed service contracts with 44 customers expected to lead to an increase in revenues in 2005. The new client audit process involves the Company obtaining and analyzing customer payment data before generating potential claims against the customers’ vendors. The Company’s customers must receive economic benefit from our services before revenue can be recognized pursuant to the Company’s revenue recognition policy. These anticipated revenues may be delayed, or may not occur, for reasons beyond our control.
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
      During the fourth quarter of 2003, we recorded impairment charges of $206.9 million related to the impairment of goodwill, impairment of intangible assets with indefinite lives and impairment of internally developed software (see Note 7 of Notes to Consolidated Financial Statements in Item 8. of this Form 10-K.) There were no such impairment charges recorded in 2004.
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
      Prior to 2002, we had historically experienced significant seasonality in our business. We typically realized higher revenues and operating income in the last two quarters of our fiscal year. This trend reflected the inherent purchasing and operational cycles of our clients. As of January 24, 2002, our results of operations include the results of the business acquired as part of the acquisitions of the businesses of HSA-Texas and affiliates. Also impacting seasonality in 2002 were certain costs associated with the integration of the acquired operations and the integration of our domestic retail and domestic commercial operations. During 2003, our results of operations were negatively impacted by client reaction to well-publicized inquiries by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances as well as other factors discussed elsewhere in this Form 10-K. Although we currently anticipate that our revenues and profits in the third and fourth quarters of 2005 will be greater than comparable amounts for the first and second quarters of 2005, if we do not realize increased revenues in future third and fourth quarter periods, including 2005, due to adverse economic conditions in those quarters or otherwise, our profitability for any affected quarter and the entire year could be materially and adversely affected because ongoing selling, general and administrative expenses are largely fixed.

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
The market for providing disbursement audit services to commercial entities in the United States is maturing.
      The substantial majority of our domestic commercial Accounts Payable Services clients are currently served using a disbursement audit service model that typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. We believe that the market for providing disbursement audit services to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. We intend to distinguish ourselves by providing recurring, contract compliance audits to commercial entities where line item client purchase data is available and client purchase volumes are sufficient to achieve the Company’s profitability objectives. Contract compliance audits typically entail a vast expansion of recovery categories reviewed by our auditors with commensurately greater dollars recovered and fees earned. Until we can convert a substantial number of our current domestic Accounts Payable Services commercial clients to contract compliance audits, annual revenues derived from domestic commercial clients may not grow and may decrease. Although we are giving this conversion managerial emphasis, no definitive completion timetable has been established.
Our domestic commercial Accounts Payable Services business is subject to price pressure.
      The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a disbursement audit service model which typically entails obtaining limited purchase data from the client and an audit focus on a select few recovery categories. The disbursement audit business is highly competitive and barriers to entry are relatively low. We believe that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories. As a result of the low barriers to entry, our domestic commercial Accounts Payable Services business is subject to intense price pressure from our competition.
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
      We and John M. Cook, our Chief Executive Officer, are defendants in a class action lawsuit initiated on June 6, 2000 in the United States District Court for the Northern District of Georgia, Atlanta Division (the “Securities Class Action Litigation”). On February 8, 2005, we entered into a Stipulation of Settlement (“Settlement”) with Plaintiffs’ counsel, on behalf of all putative class members, pursuant to which we agreed to settle the consolidated class action for $6.75 million, which payment is expected to be made by the insurance carrier for the Company. On February 10, 2005, the Court preliminarily approved the terms of the Settlement. Consistent with the Federal Rules of Civil procedure, the class will be provided notice of the Settlement and given the right to object or opt-out of the Settlement. The Court will hold a final approval hearing on May 26, 2005. Final settlement of the consolidated class action is subject to final approval by the Court. Should the Court not approve the final settlement of the consolidated class action and should a judgment subsequently be entered against the Company, it may have a material adverse effect on our results of operations and liquidity.
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
      Our convertible notes are due in 2006. Additionally, in certain circumstances, including a change in control, the holders of the notes may require us to repurchase some or all of the convertible notes. We may not have sufficient financial resources at such time or may be unable to arrange financing to pay the repurchase price of the convertible notes. Our ability to pay off when due or repurchase the convertible notes may be limited by law, the indenture, or the terms of other agreements relating to our senior indebtedness. For example, under the terms of our senior bank credit facility, the lender under that facility is required to consent to any payment of principal under the convertible notes. We may be required to refinance our senior indebtedness in order to make such payments, and we can give no assurance that we would be able to obtain such financing on acceptable terms or at all.

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
      Some of the forward-looking statements contained in this Form 10-K include:

•	statements regarding the Company’s expected future dependency on its major clients;

•	statements regarding market opportunities for recovery audit firms and the opportunities offered by the Accounts Payable Services business;

•	statements regarding the Company’s strategic business initiatives;

•	statements regarding conversion of a substantial number of the Company’s commercial clients from the disbursement audit service model to the contract compliance service model;

•	statements regarding future revenues for international Accounts Payable Services including European revenue growth;

•	statements regarding the Company’s expected increase in revenues in its international Accounts Payable Services operations relating to increased signed service contracts;

•	statements regarding the exploration of the Company’s strategic business alternatives;

•	statements regarding the Company’s future revenues returning to pre-2002 seasonal patterns;

•	statements regarding future run-rate basis cost savings in relation to the Company’s strategic initiatives;

•	statements regarding the future dilutive effect of shares subject to the convertible notes;

•	statements regarding the impact of newly-emerging procurement technologies involving the Internet and the lack of data type definitions on recovery audit opportunities;

•	statements regarding the expected relative return on investment and growth of the Accounts Payable Services business;

•	statements regarding new service offerings in the Company’s Meridian operating segment;

•	statements regarding future revenue growth resulting from improvement in the Company’s audit start trend and increased claim productivity;

•	statements regarding the Company’s ability to maintain its client retention rates; and

•	statements regarding the sufficiency of the Company’s resources to meet its working capital and capital expenditure needs.
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
      On February 8, 2005, the Company entered into a Stipulation of Settlement of the Securities Class Action Litigation. On February 10, 2005, the United States District Court for the Northern District of Georgia, Atlanta Division preliminarily approved the terms of the Settlement. If approved by the Court, the Settlement is not expected to require any financial contribution by the Company. Consistent with the Federal Rules of Civil Procedure, the class will be provided notice of the Settlement and given the right to object or opt-out of the Settlement. The Court will hold a final approval hearing on May 26, 2005. Final settlement of the consolidated class action is subject to final approval by the Court.
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
      The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Stock Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s senior bank credit facility specifically prohibit payment of cash dividends. As of February 28, 2005, there were approximately 4,410 beneficial holders of the Company’s common stock and 209 holders of record. The following table sets forth, for the quarters indicated, the range of high and low trading prices for the Company’s common stock as reported by Nasdaq during 2004 and 2003.

	High	Low
2004 Calendar Quarter
1st Quarter	$5.05	$3.87
2nd Quarter	5.57	4.21
3rd Quarter	6.21	4.77
4th Quarter	6.13	4.85

	High	Low
2003 Calendar Quarter
1st Quarter	$9.18	$6.72
2nd Quarter	8.99	5.85
3rd Quarter	6.85	4.96
4th Quarter	6.30	4.43
      The Company did not repurchase any of its outstanding common stock during 2004 as its Senior Credit Facility prohibits stock repurchases.

ITEM 6.	Selected Consolidated Financial Data
      The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2004. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by KPMG LLP, Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8. of this Form 10-K. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until the time of its disposal. Additionally, in January 2004, the Company consummated the sale of the remaining Communications Services operations. Selected consolidated financial data for the Company has been reclassified to reflect Logistics Management Services, the closed unit within Communications Services, the French Taxation Services business and the remaining Communications Services operations as discontinued operations, and all historical financial information contained herein has been reclassified to remove these businesses from continuing operations for all periods presented. During the fourth quarter of 2000, the Company’s Meridian and Channel Revenue businesses adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, retroactive to January 1, 2000. The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,

	2004(1)(2)	2003(2)(3)	2002(2)(4)(5)	2001(2)(6)	2000(2)(5)

	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$356,873	$375,701	$446,890	$296,494	$290,017
Cost of revenues	224,527	233,689	253,852	168,537	170,438
Selling, general and administrative expenses	125,113	124,240	142,001	113,861	104,565
Impairment charges	—	206,923	—	—	—

Operating income (loss)	7,233	(189,151)	51,037	14,096	15,014
Interest (expense)	(9,142)	(9,520)	(9,934)	(9,403)	(7,839)
Interest income	593	572	595	500	250

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes	(1,316)	(198,099)	41,698	5,193	7,425
Income taxes	75,344	(35,484)	15,336	3,152	4,423

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	(76,660)	(162,615)	26,362	2,041	3,002
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	1,267	(7,794)	(2,997)	(15,985)
Gain (loss) on disposal/retention of discontinued operations, including operating results for phase out period, net of income taxes	5,177	530	2,716	(82,755)	—

Earnings (loss) from discontinued operations	5,177	1,797	(5,078)	(85,752)	(15,985)

Earnings (loss) before cumulative effect of accounting changes	(71,483)	(160,818)	21,284	(83,711)	(12,983)
Cumulative effect of accounting changes, net of income taxes	—	—	(8,216)	—	(26,145)

Net earnings (loss)	$(71,483)	$(160,818)	$13,068	$(83,711)	$(39,128)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(1.24)	$(2.63)	$0.42	$0.04	$0.06
Discontinued operations	0.08	0.03	(0.08)	(1.77)	(0.33)
Cumulative effect of accounting changes	—	—	(0.13)	—	(0.53)

Net earnings (loss)	$(1.16)	$(2.60)	$0.21	$(1.73)	$(0.80)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(1.24)	$(2.63)	$0.38	$0.04	$0.06
Discontinued operations	0.08	0.03	(0.06)	(1.76)	(0.32)
Cumulative effect of accounting changes	—	—	(0.10)	—	(0.53)

Net earnings (loss)	$(1.16)	$(2.60)	$0.22	$(1.72)	$(0.79)

	December 31,

	2004(1)(2)	2003(2)(3)	2002(2)(4)(5)	2001(2)(6)	2000(2)(5)

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$12,596	$26,658	$14,860	$33,334	$18,748
Working capital(7)	7,148	1,715	35,562	39,987	156,944
Total assets	341,936	426,049	585,780	379,260	497,364
Long-term debt, excluding current installments and loans from shareholders	—	—	26,363	—	153,563
Convertible notes	123,286	122,395	121,491	121,166	—
Total shareholders’ equity	103,584	173,130	337,885	168,095	247,529

(1)	In 2004, the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets. See Note 10 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(2)	During January 2004, the Company completed the sale of its remaining Communications Services operations. In accordance with accounting principles generally accepted in the United States of America, Communications Services has been reflected as discontinued operations for all periods presented. See Note 2(c) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(3)	During 2003, the Company recognized impairment charges related to goodwill, intangible assets with indefinite lives and long-lived assets. See Notes 1(j) and 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(4)	During 2002, the Company completed the acquisitions of the businesses of HSA-Texas and affiliates accounted for as a purchase. See Note 14 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(5)	In 2002, the Company incurred a charge in connection with the implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. See Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K. Additionally, in 2000 the Company changed its method of accounting for revenue recognition. During the fourth quarter of 2000, the Company’s Meridian and Channel Revenue businesses adopted Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, retroactive to January 1, 2000.

(6)	During 2001, the Company completed the sale of its French Taxation Services business and Logistics Management Services segment at net losses of $54.0 million and $19.1 million, respectively. See Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(7)	Reflects December 31, 2004 scheduled maturity of the Company’s line of credit, which was refinanced in November 2004, and reclassification to current liabilities at December 31, 2003.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction

Revenue Recognition
      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the clients’ duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified.
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
      The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT Reclaim business unit (“Meridian”) and Channel Revenue, a division of Accounts Payable Services. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met.
      The Company’s Meridian and Channel Revenue units recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenue to the accounting period in which cash is received from its clients as a result of overpayment claims identified.
      The Company derives an insignificant amount of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when criteria (a) through (d) as set forth above are met.

Evaluation of Strategic Alternatives
      On October 21, 2004, the Company announced that its Board of Directors, in response to several inquiries received by the Company, has decided to explore the Company’s strategic alternatives, including a possible sale of the Company. The Board, together with its financial advisor, CIBC World Markets Corp., will evaluate the Company’s options and determine the course of action that is in the best interests of its shareholders. The exploration of strategic alternatives is ongoing; however, the Company is not engaged in any negotiations at this time and there can be no assurance that any transaction or other corporate action will result from this effort.

Strategic Business Initiatives for the Accounts Payable Services Business
      The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. The Company’s strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain its dedicated focus on the Company’s clients and rekindle its growth. The Company has implemented a number of strategic business initiatives over the past 18 months that have been leveraged to reduce costs, increase recoveries and fuel growth at existing and new clients. Some of these key initiatives include: (1) Centralize Claim Processing and Field Audit Work; (2) Standardize Audit Software and Processes; (3) Implement Technology Platforms; and (4) Optimize the Organization. With these strategic business initiatives in place, the Company is focused on executing a growth strategy that includes the following key elements: (1) Grow Business with Existing Clients; (2) Grow the International Business; (3) Grow the U.S. Commercial and Government Business; and (4) Develop New Vertical Markets. See Part I, Item 1. “Business — The PRG-Schultz Strategy”.
      Evolving the service model (Model Evolution) entails developing consistent audit tools, audit methodologies and field staffing protocols. The Company believes that this consistency is a critical prerequisite to better serving its clients, since it will provide a uniform foundation for propagating best practices throughout the world. Another area the Company is addressing is gaining cost efficiencies through the standardization of the more routine sub-components of the recovery audit process that lend themselves to greater efficiency and cost-effectiveness when performed in a specialized, centralized work group setting. Management believes that this will allow the Company to maximize recoveries for its clients in both the retail and commercial sectors as a result of the better tools and methodologies while lowering the Company’s overall cost of revenues as a percentage of revenues.
      The Model Evolution work will initially concentrate on the U.S. Accounts Payable Services business and domestic corporate support functions. The Company has been conducting the U.S.-based aspect of its work through most of 2004 and continues to drive towards a goal of run-rate basis cost savings, compared to the 2003 level, of approximately $16.0 million to $20.0 million upon completion of the U.S.-based work effort. A significant portion of these expected cost savings are being targeted for reinvestment to fund the cost of new growth initiatives, including significant additional financial commitments to international Accounts Payable Services expansion and new business development. In conducting this service model initiative, the Company is incurring significant expenses for items such as employee severances, the closure of offices and the fees of outside advisors. The Company’s recently announced exploration of strategic alternatives is not expected to negatively impact the timing for completion of the Company’s strategic business initiatives work.

Other Developments

Potential Settlement of Class Action Lawsuit
      On February 8, 2005, the Company entered into a Stipulation of Settlement (“Settlement”) with Plaintiffs’ counsel, on behalf of all putative class members, pursuant to which it preliminarily agreed to settle the consolidated class action for $6.75 million, which payment is expected to be made by the insurance carrier for the Company. On February 10, 2005, the Court preliminarily approved the terms of the Settlement.

Consistent with the Federal Rules of Civil procedure, the class will be provided notice of the Settlement and given the right to object or opt-out of the Settlement. The Court will hold a final approval hearing on May 26, 2005. Final settlement of the consolidated class action is subject to final approval by the Court.

Settlement of Warranty Claims Pertaining to a Business Sold in 2001
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005 exchange rates, the payment date), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.

New Senior Credit Facility
      On November 30, 2004, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with Bank of America, N.A. (the “Lender”). The Senior Credit Facility amends and restates the Company’s previous senior credit facility, which was maintained by a syndicate of banking institutions led by the Lender. The Senior Credit Facility currently provides for revolving credit loans (the “Revolver”) up to a maximum amount of $25.0 million, subject to certain borrowing base limitations; provided, however, that the maximum amount of loans outstanding may be increased to $30.0 million as early as July 1, 2005 upon achievement of certain performance milestones. The Senior Credit Facility provides for the availability of letters of credit subject to a $10.0 million sublimit.
      The occurrence of certain stipulated events, as defined in the Senior Credit Facility, including but not limited to the event that the Company’s outstanding borrowings exceed the prescribed borrowing base, would require accelerated principal payments. Otherwise, so long as there is no violation of any of the covenants (or any such violations are waived), no principal payments are due until the maturity date on May 26, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. Revolving loans under the Senior Credit Facility bear interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Senior Credit Facility requires a fee for committed but unused credit capacity of ..50% per annum. The Senior Credit Facility contains customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as defined in the Senior Credit Facility. Covenants in the previous Senior Credit Facility related to Senior Leverage, Fixed Charge Coverage, and Minimum Net Worth were eliminated. At December 31, 2004, the Company was in compliance with all such covenants.

Revision to Previously Reported 2004 Results from Continuing Operations
      On March 3, 2005, the Company filed under Form 8-K its press release announcing the results for the quarter and year ended December 31, 2004. The Company has revised its results from continuing operations for a non-cash reduction of $0.9 million from the previously announced income tax expense for the year ended December 31, 2004. This 1.1% reduction from $76.2 million to $75.3 million resulted from an increase in the amount recorded for the Company’s foreign income tax receivables, and increased results from continuing operations by $0.9 million, or $0.01 per share, for the fourth-quarter and full-year 2004, as compared to the results initially reported in the Company’s press release dated March 3, 2005.

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

•	Revenue Recognition. The Company recognizes revenue on the accrual basis except with respect to its Meridian business unit, Channel Revenue, a division of Accounts Payable Services, and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria are met, particularly the determination of the timing of economic benefit received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. The Company evaluates the adequacy of the allowances on a periodic basis. The valuation includes, but is not limited to, historical loss experience, the aging of current accounts receivable balances and provisions for adverse situations that may affect a client’s ability to pay. If the evaluation of allowance requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. If the financial condition of any of the Company’s clients were to deteriorate, or their operating climates were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made. Conversely, if a client subsequently remits cash for an accounts receivable balance which has previously been written off, it could result in increased operating income in the period in which the payment is received. A hypothetical 0.1% change in the allowance for doubtful accounts would have a $0.1 million impact on operating income.

•	Paybacks and Chargebacks. The Company has calculated an estimate of amounts that could be potentially paid back to customers in the form of a cash payment or credit against future invoicings to that customer. Historically, there has been a certain amount of revenues that, even though meeting all requirements of the Company’s revenue recognition policy, our customers’ vendors have ultimately rejected the claims underlying such revenues. In that case, our customers, even though cash may have been collected by the Company, may request a refund of such amount. The Company has recorded such refunds as a reduction of revenue. During 2004, the Company experienced a $1.0 million decrease in revenues due to a change in the estimate related to customer paybacks. In the future, if the Company was to underestimate the amount of revenue that could potentially be paid or credited back to customers, then revenues and cash flows from operations could be adversely impacted. A hypothetical 0.1% change in paybacks and chargebacks would have a $0.4 million impact on operating income.

•	Goodwill and Other Intangible Assets. As of December 31, 2004, the Company had a consolidated goodwill asset of $170.7 million relating to the Accounts Payable Services segment and other intangible assets of $30.2 million, including intangible assets with indefinite useful lives of $6.6 million, relating to the Accounts Payable Services segment (see Note 7 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

The goodwill impairment valuation is a two-part test. First, the fair value of each reporting unit is developed and compared with its recorded book value. If the fair value is less than the book value, a second test is required.

To the extent that management (or its independent valuation advisors) misjudges or miscalculates any of the critical factors necessary to determine the fair value of its reporting units or intangible assets, future earnings could be materially adversely impacted.

•	Income Taxes. The Company’s reported effective tax rate approximated 5,725%, (18%) and 37% for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements included in Item 8. of this Form 10-K is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the income statement. The Company establishes valuation allowances to reduce deferred tax assets to the amounts that it believes are more likely than not to be realized. These valuation allowances are adjusted in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in the Company’s consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns but has not yet been recognized as an expense in its consolidated financial statements.

SFAS No. 109, Accounting for Income Taxes, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2004 the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets of $76.6 million. This increase was offset by the use of approximately $4.3 million of capital loss carry-forwards resulting in a net change in the valuation allowance of approximately $72.3 million. The Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Over time, the Company believes it will fully utilize these assets as its results continue to improve.

In addition, the Company’s Consolidated Balance Sheet as of December 31, 2004 included in Item 8. of this Form 10-K reflects a net deferred income tax liability of $2.3 million ($1.9 million current deferred tax asset and $4.2 million long-term deferred tax liability).

Results of Operations
      The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,

	2004	2003	2002

Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.9	62.2	56.8
Selling, general and administrative expenses	35.1	33.1	31.8
Impairment charges	—	55.0	—

Operating income (loss)	2.0	(50.3)	11.4
Interest (expense)	(2.6)	(2.5)	(2.2)
Interest income	0.2	0.1	0.1

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(0.4)	(52.7)	9.3
Income taxes	21.1	(9.4)	3.4

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(21.5)	(43.3)	5.9
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	—	0.4	(1.7)
Gain on disposal/retention of discontinued operations including operating results for phase out period, net of income taxes	1.5	0.1	0.6

Earnings (loss) from discontinued operations	1.5	0.5	(1.1)

Earnings (loss) before cumulative effect of accounting change	(20.0)	(42.8)	4.8
Cumulative effect of accounting change, net of income taxes	—	—	(1.9)

Net earnings (loss)	(20.0)%	(42.8)%	2.9%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).
Accounts Payable Services
      Revenues. Accounts Payable Services revenues for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Domestic Accounts Payable Services revenue:
Retail	$169.7	$171.0	$231.4
Commercial	33.5	47.4	70.5

	203.2	218.4	301.9
International Accounts Payable Services revenue	112.3	116.9	111.4

Total Accounts Payable Services revenue	$315.5	$335.3	$413.3

      For the year ended December 31, 2004, compared to the year ended December 31, 2003, the Company experienced a decrease in revenues for domestic retail Accounts Payable Services. This decrease was due to a

$5.2 million decrease in base retail audit revenue and a $1.0 million decrease in revenues due to a change in the estimate related to customer paybacks. Partially offsetting these decreases were a $3.3 million increase in the Company’s Sales and Use Tax operations as well as a $1.6 million settlement for past services rendered to an existing client but for which revenues had not been previously recognized. These increases are not expected to be recurring items in future periods, although the Company has experienced large Sales and Use Tax revenues in some periods in the past and could do so in the future. Management believes the decrease in base retail audit revenue was largely attributable to customers’ increased use of their own internal post-audit functions and continuing changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated and some claims have lapsed as unrecoverable due to additional challenges associated with the passage of time. The Company believes that well-publicized inquiries during 2003 by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend has stabilized. Also, some of our domestic retail Accounts Payable Services clients generally continue to take a more conservative approach towards claims recognition, and we expect clients to continue to attempt to use their own internal post-audit functions as a substitute for some or all of our services.
      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during the year ended December 31, 2004 compared to the same period of 2003. The period-over-period decrease was largely due to fewer audit starts in the first six months of 2004. As a result, the Company has focused its sales effort on new client opportunities within the disbursement audit services arena resulting in an improvement in signed contracts during the second half of 2004 as compared to the first half of 2004. This resulted in an improvement in the Company’s audit start trend. To date, disbursement audit services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Revenues derived from a given client may change markedly from period to period. Claims productivity on disbursement audits improved during 2004. The Company also continues its focus on converting a substantial number of its current domestic commercial Accounts Payable Services to contract compliance audits. The improvement in audit start trends, combined with increased claims productivity and increased focus on contract compliance audits, could potentially result in higher commercial revenues in 2005.
      For the year ended December 31, 2003 compared to the year ended December 31, 2002, the Company experienced a decline in revenues for domestic retail Accounts Payable Services. This decline was primarily the result of: (a) revenues lost in 2003 as certain larger clients of the post-merger PRG-Schultz combined operation utilized other recovery audit service providers for a portion of their overall needs, (b) revenues lost in 2003 after one of the Company’s larger clients filed for Chapter 11 Bankruptcy Reorganization on April 1, 2003 ($10.6 million), (c) a generally weak retailing environment in which aggregate client purchasing volumes have been depressed, (d) changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated and some claims have lapsed as unrecoverable due to additional challenges associated with the passage of time, and (e) reduced claims due to improvements in some clients’ internal recovery capabilities. The Company believes that well-publicized inquiries during 2003 by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined.
      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during 2003 compared to 2002. The year-over-year decreases were largely due to fewer audit starts as a result of the nature of the commercial audit cycle, as discussed further below. Also contributing to the decrease in revenues from commercial clients is the maturing of the market for providing disbursement recovery audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States. To date, disbursement audit services have tended to be either “one-time” with no subsequent repeat or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from period to period.
      The decrease in revenues from the international portion of Accounts Payable Services in the year ended December 31, 2004 compared to 2003 was primarily attributable to client-specific issues in the Company’s European operations ($9.4 million) and a lengthened approval process in the Company’s Canadian operations ($3.0 million). Additionally, the Company experienced a decrease in revenues of $2.2 million for the year ended December 31, 2004 from one large client acquired as part of the January 24, 2002 acquisition of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”) for which the Company provides airline ticket revenue recovery audit services primarily due to a decrease in claims and an increase of paybacks during the current period when compared to the same period of the prior year. These decreases in revenues were partially offset by an increase in revenues attributable to strengthening of the local currencies of the Company’s international Accounts Payable Services operations, as a whole, relative to the U.S. dollar for the year ended December 31, 2004 ($8.7 million).
      During the third quarter of 2004, the Company also reengaged with a large retailer in the United Kingdom and reached an agreement to be paid a minimum of $2.5 million (at December 31, 2004 exchange rates) through February 2006. Of the $2.5 million, $1.8 million has been deferred at December 31, 2004. The deferred revenues will be recognized in future periods as claims recoveries are made under the new client service agreement. Further, during the second half of 2004, the Company signed service contracts with 44 customers expected to lead to an increase in revenues in 2005.
      Until the Board has completed the process of exploring strategic alternatives, as discussed above, uncertainty as to the outcome of the process may cause the Company to experience a reduction in revenues relating to potential customer turnover.
      The increase in revenues from international Accounts Payable Services for the year ended December 31, 2003, compared to the same period of the prior year is primarily attributable to increased revenues generated by the Company’s Canadian operations combined with increased revenues from one large client acquired as part of the Company’s January 24, 2002 acquisition of the businesses of HSA-Texas for which the Company provides airline ticket revenue recovery audit services, as well as increased revenues generated by the Company’s Asian operations. The Company’s Canadian operations experienced increased revenues period over period as a result of a strengthening of the local currency to the U.S. dollar when compared to currency rates for the same period of the prior year. The increase in year-over-year revenues generated by airline ticket revenue recovery audit services was due to a change in the Company’s contract arrangement with one large client and an increase in the number of categories on which the Company has been able to write claims. The increased revenues year over year experienced by the Asian operations resulted from the fact that during the quarter ended March 31, 2002, the Company recorded no revenues from its Asian operations due to certain transitional considerations associated with the acquisitions of the businesses of HSA-Texas. Partially offsetting these increases in international revenues were declines in revenues from the Company’s Latin American and European operations. Revenues from the Company’s Latin American operations were down year over year primarily due to decreases in revenues generated from its client base. The decline in revenues from European accounts, primarily within the United Kingdom, was due to a decrease in revenues generated from the existing client base as a result of a year-over-year change in client mix. Partially offsetting this decline was an increase in revenues attributable to strengthening of the local currency to the U.S. dollar during 2003 when compared to currency rates for the same period of the prior year ($11.0 million).
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
      Accounts Payable Services COR for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Domestic Accounts Payable Services COR	$121.4	$135.4	$164.6
International Accounts Payable Services COR	78.9	76.0	66.9

Total Accounts Payable Services COR	$200.3	$211.4	$231.5

      The $14.0 million decrease in COR for domestic Accounts Payable Services was primarily due to lower revenues ($9.1 million) and a lower COR as a percentage of revenues ($4.9 million or 4.0% of revenues) during the year ended December 31, 2004 when compared to the same period of 2003. COR as a percentage of revenues from domestic Accounts Payable Services decreased to 59.7% for the year ended December 31, 2004 compared to 62.0% for the prior year. This improvement in COR as a percentage of revenues was largely driven by cost reductions in the Company’s U.S. Accounts Payable Services operations where the Company’s strategic business initiatives, as previously discussed, have been implemented. The Company has reduced its headcount in its domestic Accounts Payable Services operations, year over year, by approximately 314 in connection with its strategic business initiatives.
      The dollar decrease in COR for 2003 compared to 2002 for domestic Accounts Payable Services was primarily due to lower revenues during 2003 and correspondingly lower costs that vary with revenues. Also contributing to the decrease in COR for domestic Accounts Payable Services was the elimination of transitional expenses for integration efforts associated with the acquisitions of the businesses of HSA-Texas incurred by the Company during the year ended December 31, 2002. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable Services increased significantly to 62.0% for the year ended December 31, 2003, up from 54.5% for 2002. Although, as a result of decreased revenues, the Company has experienced a decrease in the variable cost component of COR, the Company continues to incur certain fixed costs that are a significant component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher COR as a percentage of revenues on a comparable basis.
      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased during the year ended December 31, 2004 compared to the same period of 2003 primarily due to increases attributable to currency fluctuations in the countries in which the Company operates.
      On a dollar basis, 2003 COR for international Accounts Payable Services increased over the same period of the prior year primarily due to increases attributable to currency fluctuations in the countries in which the Company operates, combined with local currency increases in COR associated with airline ticket revenue recovery audit services currently provided to one large client, and to a lesser degree, local currency increases in COR for the Company’s Asian operations. Partially offsetting these increases were local currency decreases in COR experienced by the Company’s Latin American operations. The increase in COR for international Accounts Payable Services with airline ticket revenue recovery audit services currently provided to one large client directly related to increased revenues derived from this client, as discussed above, when compared to the same period of the prior year. The improvement in COR for the Company’s Latin American operations was primarily due to a reduction in personnel and a change in the commission structure for some of the auditors in the Latin American operations.
      Internationally, COR as a percentage of revenues from international Accounts Payable Services for the year ended December 31, 2004 was 70.3%, up from 65.0% in the comparable period of 2003. The increase in COR as a percentage of revenues for international Accounts Payable Services for the year ended December 31, 2004, as compared with the same period of the prior year, was predominantly due to COR associated with airline ticket revenue recovery audit services currently provided to one large client. On a dollar basis, COR associated with this client are relatively fixed in the short term. Therefore, while the dollar amount of COR for airline ticket revenue recovery audit services is relatively constant ($5.6 million and $5.7 million for 2004 and 2003, respectively), the decrease in revenues generated ($2.2 million) from these services during the year ended December 31, 2004 resulted in an increase in COR as a percentage of revenues for those time periods. Although the Company believes that its European revenues will grow in 2005 over levels achieved in 2004, if revenues were to remain at lower than historical levels, COR as a percentage of revenues for the Company’s international Accounts Payable Services operations will remain at a higher level than in prior periods.
      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the year ended December 31, 2003 was 65.0%, up from 60.0% in the comparable period of 2002. This increase was predominately due to the Company’s European operations. As a result of decreased revenues, the Company’s European operations experienced a decrease in the variable cost component of COR. However, the European operations continue to incur certain fixed costs that are a component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher overall COR as a percentage of revenues.
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
      Accounts Payable Services SG&A for the years ended December 31, 2004, 2003 and 2002 were as follows (in millions):

	2004	2003	2002

Domestic Accounts Payable Services SG&A	$39.4	$37.9	$42.0
International Accounts Payable Services SG&A	30.1	27.1	25.8

Total Accounts Payable Services SG&A	$69.5	$65.0	$67.8

      On a dollar basis, the increase in SG&A expenses for the Company’s domestic Accounts Payable Services operations for the year ended December 31, 2004 when compared to the same period of 2003 was primarily due to a $2.3 million increase in depreciation expense relating to fixed assets acquired to support the business. This increase was partially offset by a $1.3 million settlement in the third quarter of 2004 for previous services rendered to an existing client that had previously been written-off, which reduced SG&A. Additionally, the Company received $0.8 million relating to a claim from its 2002 acquisition of HSA-Texas during the third quarter of 2004. The $1.3 million bad debt recovery and the $0.8 million HSA-Texas claim will not be recurring items in future periods.
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
      The increase in SG&A expenses, on a local currency basis, for the year ended December 31, 2004 compared to the year ended December 31, 2003 for international Accounts Payable Services resulted primarily from increased SG&A expenses experienced by the Company’s Pacific and Asian operations, partially offset by lower SG&A expenses incurred by the Company’s Latin American operations. Contributing to the increase experienced by the Company’s Pacific and Asian operations were increased payroll expenses attributable to management compensation. SG&A from the Company’s Latin American operations was lower primarily due to the closure of the Latin American regional headquarters during the last quarter of 2003. Additionally, on a dollar basis, SG&A increased due to the strengthening of the local currencies of the Company’s international Accounts Payable Services operations, as a whole, to the U.S. dollar.
      The increase in SG&A expenses, on a dollar basis, for the year ended December 31, 2003 compared to the year ended December 31, 2002 for international Accounts Payable Services resulted primarily from increased SG&A expenses experienced by the Company’s European operations, partially offset by lower SG&A expenses incurred by the Company’s Latin American operations and the elimination of transitional expenses for integration efforts incurred during the year ended December 31, 2002 in connection with the acquisitions of the businesses of HSA-Texas. The Company’s European operations experienced an increase in SG&A expenses due to increased support costs and fluctuations of the local currency for various countries of operations relative to the U.S. dollar when compared to currency rates for the same period of the prior year. SG&A from the Company’s Latin American operations was lower for the year ended December 31, 2003 when compared to the same period of 2002 primarily due to currency fluctuations period over period.
Meridian VAT Reclaim
      Meridian’s operating income for the years ended December 31, 2004, 2003 and 2002 was as follows (in millions):

	2004	2003	2002

Revenues	$41.4	$40.4	$33.6
Cost of revenues	24.2	22.3	22.4
Selling, general and administrative expenses	8.2	6.2	6.5

Operating income	$9.0	$11.9	$4.7

      Revenues. Meridian recognizes revenue on the cash basis in accordance with SAB No. 104. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. Meridian also earns interest income revenue on the cash balances for the period when cash is received from the foreign governmental agencies until such time the cash is repaid to clients. As a result of Meridian’s revenue recognition policies, its revenues can vary markedly from period to period.
      Revenue generated by Meridian increased $1.0 million for the year ended December 31, 2004 when compared to the same period of 2003. A $3.5 million benefit from exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, to the U.S. dollar and a $1.0 million increase in revenues from new clients attributed to initiatives to develop new service offerings was partially offset by decreases in fee income from VAT refunds and TVR fees. Meridian has developed new service offerings on a fee-for-service basis providing accounts payable and employee expense reimbursement processing for third parties. Revenue from such new offerings is expected to increase in 2005. Fee income on VAT refunds decreased $1.6 million for the year ended December 31, 2004 when compared to the same period of 2003 because Meridian received an unusually high volume of refunds in the first six months of 2003 from certain European VAT authorities for claims that had been outstanding for an extended period of time. During the first six months of 2003, the tax authorities for various countries paid claims that, in some cases, had been outstanding in excess of two years ($6.5 million). The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country.
      Also impacting Meridian’s revenues for the year ended December 31, 2004 was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $1.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. (See Note 13(b) of Notes to Condensed Consolidated Financial Statements included in Item 8. of this Form 10-K).
      Revenue generated by Meridian increased for the year ended December 31, 2003 over the comparable period of 2002 primarily due to higher refunds received from certain European VAT authorities for claims that had been outstanding for an extended period of time. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country. During the first six months of 2003, the tax authorities for various countries paid claims that, in some cases, had been outstanding in excess of two years ($6.5 million). The VAT tax authorities’ payment of this substantial backlog of claims resulted in an unusually high revenue increase in 2003 in comparison to 2002. Partially offsetting this increase was a decrease in revenues generated from Meridian’s joint venture, TVR. Meridian experienced a decrease in TVR revenues of $1.3 million for the year ended December 31, 2003 compared to the year ended December 31, 2002.
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
      For the year ended December 31, 2004 compared to the same period of the prior year, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings. For the year ended December 31, 2004 and 2003, Meridian’s COR as a percentage of revenues was 58.4% and 55.1%, respectively. The increase in COR as a percentage of revenues for Meridian was the result of the slight increase in revenues for the year ended December 31, 2004 compared to the same period of 2003 as discussed above combined with increased COR on a dollar basis.
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
      On a dollar basis, the increase in Meridian’s SG&A for the year ended December 31, 2004 compared to 2003 was primarily the result of increased payroll and professional fees relating to new business development.
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

Corporate Support
      SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002

Selling, general and administrative expenses	$47.5	$53.0	$67.7
      The period-over-period improvement in SG&A for corporate support for the year ended December 31, 2004 compared to the same period of 2003, on a dollar basis, was primarily the result of a decrease in outside consultancy costs and expenditures for severance costs incurred in 2003 by the Company. This period-over-period decrease was partially offset by an increase in the strategic business initiatives previously discussed, an increase in SG&A relating to an offer to settle a preference claim in a client bankruptcy as well as costs relating to the Company’s Sarbanes-Oxley Act of 2002 compliance initiative. Also partially offsetting the year over year decrease was a severance payment made to the Company’s former chief financial officer during the first quarter of 2004.
      The Company incurred professional fees during 2004 of $0.4 million in conjunction with evaluating its strategic alternatives. Such costs will be expensed as incurred and will persist into 2005 at an increased amount.
      The year-over-year improvement in SG&A for corporate overhead from 2002 to 2003, on a dollar basis, was primarily the result of the elimination of transitional expenses incurred by the Company during 2002 and a reduction in bonus-related compensation expense for 2003. During the year ended December 31, 2002, the Company incurred transitional expenses related to consultancy services for integration efforts associated with the acquisitions of the businesses of HSA-Texas. The year-over-year improvement in SG&A for corporate overhead was partially offset by increases in expenditures for outside consultancy services associated with the development and implementation of strategic business initiatives, and expenditures for legal services. Also offsetting the improvement in SG&A for corporate overhead was a dollar increase in support costs during 2003 resulting from the 2002 integration of the Company’s commercial operations as well as certain other employee severance and lease termination expenses.
Discontinued Operations
      During 2004, the Company recognized net earnings from discontinued operations of $5.2 million.
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
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement

Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005 exchange rates, the payment date), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized an expense of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Agreement terminates all contractual relationships between the Parties and specifies that the Parties will renounce all complaints, grievances and other actions.
      The Company also recognized a gain on the sale of discontinued operations during the year ended December 31, 2004 of approximately $0.3 million, net of tax expense of approximately $0.2 million. This gain represented the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001.
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
      The first component of the 2002 loss from discontinued operations was a loss related to the Communications Services operations arising from a cumulative effect of an accounting change, net of earnings for 2002. The Company adopted SFAS No. 142, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead, be tested for impairment at least annually. SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with its independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Communications Services operations were impaired as of January 1, 2002 under the then-new SFAS No. 142 guidance. As a result, the Company recognized a charge of $14.8 million as the cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $5.8 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $9.0 million. Net earnings generated by Communications Services during 2002 of $1.2 million partially offset this loss.
      Offsetting the 2002 loss from discontinued operations was a gain resulting from the retention of formerly discontinued operations. On January 24, 2002, the Company’s Board of Directors made a decision to retain formerly discontinued operations, Meridian, the Communications Services business and Channel Revenue, and to reinstate these businesses as part of continuing operations until such time as market conditions were more conducive to their sale. As a result of this decision, the Company recognized a net gain of $2.3 million. This gain represents the excess of the carrying values of these three businesses at historical cost as they were returned to continuing operations over their former net realizable carrying values while classified as discontinued operations.
      Additionally, during 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.4 million, net of tax expense of approximately $0.3 million. This gain related to the receipt a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment. Such revenue-based royalty will continue to be earned through December 31, 2005.
Cumulative Effect of Accounting Change
      The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002 using a prescribed two-step, fair value approach. During the second quarter of 2002, the Company, working with independent valuation advisors, completed the required transitional impairment testing and concluded that all recorded net goodwill balances associated with its Channel Revenue unit was impaired as of January 1, 2002 under the then-new SFAS No. 142 guidance. As a result, the Company recognized a before-tax charge of $13.5 million as the cumulative effect of an accounting change, retroactive to January 1, 2002. The Company recorded an income tax benefit of $5.3 million as a reduction to this goodwill impairment charge, resulting in an after-tax charge of $8.2 million.
Other Items
      Interest (Expense). Interest (expense) was $9.1 million, $9.5 million and $9.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s interest expense for the years ended December 31, 2004 and 2003 was comprised of interest expense and amortization of the discount related to the convertible notes, interest on borrowings outstanding under the Senior Credit Facility and interest on debt acquired as part of the acquisitions of the businesses of HSA-Texas. The decrease in interest expense for 2004 compared to 2003 was due to lower interest on borrowings outstanding under the Senior Credit Facility. The decrease in interest expense for 2003 compared to 2002 was due to the debt acquired as part of the acquisitions of the businesses of HSA-Texas being paid off during the second quarter of 2003.
      Income Tax Expense (Benefit). The provisions for income taxes for the three years ended December 31, 2004, 2003 and 2002 consist of federal, state and foreign income taxes. The Company’s reported effective tax rate approximated 5,725%, (18%) and 37% for the years ended December 31, 2004, 2003 and 2002, respectively. The change in the tax rate from an 18% benefit in 2003 to 5,725% expense in 2004 was primarily the result of the Company recording a non-cash charge of $76.6 million to provide a valuation allowance against its remaining net deferred tax assets for the year ended December 31, 2004. Over time, the Company believes it will fully utilize these assets as its results continue to improve. Additionally, the Company recorded $0.7 million of expense related to the repatriation of cash from Meridian as allowed under the American Jobs Creation Act of 2004. The change in rate from 37% in 2002 to an 18% benefit in 2003 was primarily the result of impairment charges in 2003 that created non-tax deductible goodwill offset by a tax benefit on operating losses.
Quarterly Results
      The following tables set forth certain unaudited quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2004 and 2003. The information has been derived from unaudited Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2004 Quarter Ended				2003 Quarter Ended

	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31

	(In thousands, except per share data)
Revenues	$87,649	$90,406	$85,137	$93,681	$96,593	$95,023	$88,221	$95,864
Cost of revenues	57,629	56,494	54,249	56,155	59,034	57,566	57,155	59,934
Selling, general and administrative expenses	33,206	33,244	28,425	30,238	28,793	28,940	32,649	33,858
Impairment charges	—	—	—	—	—	—	—	206,923

Operating income (loss)	(3,186)	668	2,463	7,288	8,766	8,517	(1,583)	(204,851)
Interest (expense)	(2,277)	(2,263)	(2,253)	(2,349)	(2,357)	(2,351)	(2,423)	(2,389)
Interest income	181	115	120	177	145	133	189	105
Earnings (loss) from continuing operations before income taxes and discontinued operations	(5,282)	(1,480)	330	5,116	6,554	6,299	(3,817)	(207,135)
Income tax expense (benefit)	(2,007)	(563)	125	77,789	2,440	2,334	(1,465)	(38,793)

Earnings (loss) from continuing operations before discontinued operations	(3,275)	(917)	205	(72,673)	4,114	3,965	(2,352)	(168,342)
Discontinued operations:
Earnings (loss) from discontinued operations	—	—	—	—	231	358	438	240
Gain (loss) on disposal/retention of discontinued operations	8,122	(1,033)	260	(2,172)	324	—	206	—

Earnings (loss) from discontinued operations	8,122	(1,033)	260	(2,172)	555	358	644	240

Net earnings (loss)	$4,847	$(1,950)	$465	$(74,845)	$4,669	$4,323	$(1,708)	$(168,102)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(0.05)	$(0.01)	$—	$(1.17)	$0.07	$0.06	$(0.04)	$(2.74)
Discontinued operations	0.13	(0.02)	0.01	(0.04)	—	0.01	0.01	0.01

Net earnings (loss)	$0.08	$(0.03)	$0.01	$(1.21)	$0.07	$0.07	$(0.03)	$(2.73)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(0.05)	$(0.01)	$—	$(1.17)	$0.07	$0.06	$(0.04)	$(2.74)
Discontinued operations	0.13	(0.02)	0.01	(0.04)	—	0.01	0.01	0.01

Net earnings (loss)	$0.08	$(0.03)	$0.01	$(1.21)	$0.07	$0.07	$(0.03)	$(2.73)

      During 2004, the Company’s results of operations were negatively impacted by decreased revenues due to the Company’s customers’ increased use of their own internal post-audit functions and continuing changes in the claims approval and processing patterns in some of the Company’s largest retail accounts whereby the elapsed time between claim identification by the Company and claim recovery by our clients has been elongated and some claims have lapsed as unrecoverable due to additional challenges associated with the passage of time. The Company believes that well-publicized inquiries during 2003 by the United States Securities and Exchange Commission into the accounting by retailers for vendor-supplied promotional allowances have caused many of its largest clients to slow the approval and processing of claims against vendors as related policies and procedures are re-examined. The Company believes that this trend has stabilized. Other factors impacting the Company’s revenues are discussed above in Managements’ Discussion and Analysis.

Liquidity and Capital Resources
      Net cash provided by operating activities was $10.0 million, $28.0 million and $39.4 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash provided by operations for the year ended December 31, 2004 was primarily attributable to the offset of a loss from continuing operations by a non-cash charge to provide a valuation allowance against the Company’s remaining deferred tax assets as of December 31, 2004, in addition to a release of restricted cash as a result of the Company’s new Senior Credit Facility. Cash provided by operating activities during the year ended December 31, 2003 was principally influenced by a loss from continuing operations combined with a reduction in accrued payroll and related expenses offset by non-cash impairment charges and an overall decline in accounts receivable balances. The overall change in accrued payroll and related expenses and accounts receivable balances was the result of normal operations.
      Net cash provided by (used in) investing activities was $7.6 million, $(11.7) million and $(9.3) million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash provided by investing activities during the year ended December 31, 2004 related primarily to proceeds of $19.1 million from the sale of the remaining Communications Services business in January 2004 partially offset by capital expenditures of $11.3 million. During the year ended December 31, 2003, cash used in investing activities related primarily to capital expenditures. Cash used in investing activities during the year ended December 31, 2002 related primarily to capital expenditures of approximately $23.3 million partially offset by $4.0 million in net cash on hand provided by HSA-Texas at the time of its acquisitions.
      Net cash used in financing activities was $31.3 million, $6.9 million and $42.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. Net cash used in financing activities during the year ended December 31, 2004 related primarily to repayment of amounts outstanding under the Company’s previous Senior Credit Facility. Net cash used in financing activities during the year ended December 31, 2003 related primarily to the repurchase of treasury shares on the open market. During the year ended December 31, 2002, net cash used in financing activities related primarily to the repayment of certain indebtedness acquired in the acquisitions of the business of HSA-Texas, net repayments of notes payable, including the repayment of Meridian’s facility with Barclays Bank, the exercise of an option to purchase 1.45 million shares of the Company’s outstanding common stock from an affiliate of Howard Schultz, a former director of the Company, and the repurchase of 0.8 million treasury shares on the open market. These uses of cash for financing activities during the year ended December 31, 2002 were partially offset by cash provided by borrowings under the Company’s credit facility to fund the purchase of treasury shares, cash provided by common stock issuances related to the exercise of vested stock options and cash provided by sales of the Company’s common stock under the Company’s employee stock purchase plan.
      Net cash provided by (used in) discontinued operations was $(1.1) million, $0.7 million and $2.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Cash used in discontinued operations during 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004. These losses were offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash provided by discontinued operations during 2003 and 2002 was the result of earnings generated from discontinued operations combined with the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001.

Contractual Obligations and Other Commitments
      As discussed in Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments is as follows:

	Payments Due by Period

	(in thousands)
		Less			More
		Than		3-5	Than
	Total	1 Year	1-3 Years	Years	5 Years

Leases	$63,298	$10,254	$14,224	$10,918	$27,902
Convertible notes(1)	125,000	—	125,000	—	—
Interest on convertible notes(2)	11,875	5,938	5,937	—	—
Interest on Senior Credit Facility(3)	213	150	63	—	—

Total	$200,386	$16,342	$145,224	$10,918	$27,902

(1)	If a future credit ratio covenant violation under the Senior Credit Facility does occur, and the Lender declares the then-outstanding principal to be immediately due and payable and the Company is unable to honor it, cross-default language contained in the indenture underlying the convertible notes could also be triggered, potentially accelerating the required repayment of those notes.

(2)	Assumes convertible notes are redeemed on November 26, 2006. See Note 8(b) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

(3)	The Company is required to pay interest on outstanding balances on its Senior Credit Facility. Additionally, a fee is required for committed but unused credit capacity of 0.5% per annum based on a gross facility amount of $30.0 million. Interest expense on the Senior Credit Facility for the years ended December 31, 2004, 2003 and 2002 was $0.7 million, $1.4 million and $1.1 million, respectively.
      On February 8, 2005, the Company entered into a Stipulation of Settlement (“Settlement”) to preliminarily settle the consolidated class action. For complete discussion of the Settlement and certain other litigation to which the Company is a party and which may have an impact on future liquidity and capital resources, see Notes 13(a) and 17 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
      The Company expects to incur professional fees during 2005 relating to its evaluation of strategic alternatives. The magnitude of such fees is likely to increase if a transaction is consummated, and will be impacted by the form such transaction would take (i.e., sale of the entire company, sale of individual operating units, merger, tender offer or other transaction not involving a sale of the Company or its assets.) Cash costs may be paid relating to recruitment fees if the Company experiences higher levels of employee turnover. Additionally, if the Company experiences a loss of customers, there would be an associated loss of revenues, operating income and cash provided by operations.
      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, the Company’s Compensation Committee approved a program under which the Company modified employment and compensation arrangements with certain management employees as disclosed in the Company’s Report on Form 8-K filed on February 11, 2005. Under the program, the officers are entitled to additional benefits related to certain termination and change of control events in exchange for revised restrictive covenants. Also, in October 2004 the Compensation Committee approved transaction success bonuses payable upon a change of control for 26 additional key managers. Such bonuses would be calculated as a percentage of each manager’s annual salary with the applicable percentage based on the per share consideration received in a change of control transaction. Payments under all these arrangements, together with other costs incurred in the completion of a transaction that would result in a change of control would be a material use of cash.

      Among the additional benefits, restricted stock awards representing 40,000 shares of the Company’s common stock were granted to each of six of the Company’s officers in February 2005. The total 240,000 restricted shares are subject to service-based cliff vesting. The restricted awards vest 3 years following the date of the grant, subject to early vesting upon a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the 3-year vesting period, the Company will incur non-cash stock compensation expense relating to the restricted stock awards. Based on the closing stock price on February 11, 2005, the Company will incur non-cash stock compensation expense of $1.2 million over the 3-year vesting period.
      On November 30, 2004, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with Bank of America, N.A. (the “Lender”). The Senior Credit Facility amends and restates the Company’s previous senior credit facility, which was maintained by a syndicate of banking institutions led by the Lender. The Senior Credit Facility currently provides for revolving credit loans up to a maximum amount of $25.0 million, subject to certain borrowing base limitations; provided, however, that the maximum amount of loans outstanding may be increased to $30.0 million as early as July 1, 2005 upon achievement of certain performance milestones. The Senior Credit Facility provides for the availability of letters of credit subject to a $10.0 million sublimit.
      The occurrence of certain stipulated events, as defined in the Senior Credit Facility, including but not limited to the event that the Company’s outstanding borrowings exceed the prescribed borrowing base, would require accelerated principal payments. Otherwise, so long as there is no violation of any of the covenants (or any such violations are waived), no principal payments are due until the maturity date on May 26, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. Revolving loans under the Senior Credit Facility bear interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Senior Credit Facility requires a fee for committed but unused credit capacity of 0.5% per annum. The Senior Credit Facility contains customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization, as those terms are defined in the Senior Credit Facility. Covenants in the previous credit facility related to Senior Leverage, Fixed Charge Coverage, and Minimum Net Worth were eliminated. At December 31, 2004, the Company was in compliance with all such covenants.
      On November 30, 2004, the Company drew down approximately $9.3 million under the Senior Credit Facility in order to repay borrowings outstanding under the previous facility. Fees and expenses incurred in connection with the refinancing were paid from cash on hand. Additionally, new Standby Letters of Credit (“Letters of Credit”) totaling approximately $0.2 million were obtained to replace those outstanding under the previous Senior Credit Facility. The Company had outstanding borrowings of $2.3 million under the Revolver at February 28, 2005. Additionally, the Company had Letters of Credit of $5.1 million, under which no borrowings were outstanding at February 28, 2005. As of February 28, 2005, approximately $16.1 million remains available for revolving loans, of which approximately $4.9 million is available for Letters of Credit, under the Senior Credit Facility.
      The Company currently anticipates that it will satisfy the financial ratio covenants of the Senior Credit Facility for at least the next four calendar quarters. Notwithstanding the Company’s current forecasts, no assurances can be provided that financial ratio covenant violations of the Senior Credit Facility will not occur in the future or that, if such violations occur, the Lender will not elect to pursue its contractual remedies under the Senior Credit Facility, including requiring the immediate repayment in full of all amounts outstanding. There can also be no assurance that the Company can secure adequate or timely replacement financing to repay the Lender in the event of an unanticipated repayment demand.
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective

December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005 exchange rates, the payment date), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for those claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.
      On April 1, 2003, Fleming, one of the Company’s larger U.S. Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. On January 24, 2005, the Company received a demand for preference payments due from the trust representing the client. The demand states that the trust’s calculation of the Company’s preferential payments was approximately $2.9 million. The Company believes that it has valid defenses against any claim that may be made for payments received from Fleming. The Company has offered to settle such claim. Accordingly, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes an expense provision of $0.2 million with respect to this matter. However, if the Company is unsuccessful in defending a preference payment claim, the Company’s earnings would be reduced and the Company would be required to make unbudgeted cash payments which could strain its financial liquidity.
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.9 million at December 31, 2004 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 205 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.
      The Company’s current intention is to expand the service offerings of Meridian to offer outsourced accounts payable and employee expense reimbursement processing and redirect most of the Meridian employees who may be affected by the proposed legislation to provide services to its core Accounts Payable Services business. The Company believes that this redirection will significantly enhance its Accounts Payable Services business internationally as well as provide the peripheral benefit of mitigating the risk of a future IDA grant repayment.
      The Company has adopted a strategic plan to revitalize the business and respond to the changing competitive environment. The strategic plan focuses on a series of initiatives designed to maintain the Company’s dedicated focus on its clients and rekindle the Company’s growth. The Company has implemented a number of strategic business initiatives over the past 18 months that have been leveraged to reduce costs, increase recoveries and fuel growth at existing and new clients. Some of these key initiatives include:

(1) Centralize claim processing and field audit work; (2) Standardize audit software and processes; (3) Implement technology platforms; and (4) Optimize the organization.
      The Company has begun implementation of the strategy but remains in the intermediate stages of that process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. During 2004 and 2003, total costs incurred relating to the implementation totaled $10.9 million and $11.0 million, respectively. Implementation costs in 2005 are expected to be approximately $10.0 million less than in 2004. If the Company is unable to implement the strategy successfully, results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.
      The Company anticipates making capital expenditures in the range of $10.0 million to $12.0 million during 2005, including approximately $2.0 million to $3.0 million of capital expenditures anticipated to be incurred related to the Company’s Model Evolution efforts under its strategic plan.
      The Company believes that its working capital, current availability under its Senior Credit Facility, and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through December 31, 2005 unless it is required to make unanticipated accelerated debt repayments due to future unanticipated violations of the Senior Credit Facility that are not waived by the Lender. If a future credit ratio covenant violation under the Senior Credit Facility does occur, and if the Lender declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Lender accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment.

New Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, which will require the Company to recognize compensation expense relating to its stock options. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
      A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
      SFAS No. 123(R) is effective for all periods beginning after June 15, 2005. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R)

(See Note 1(o) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for pro forma disclosures). The impact of this Statement on future periods cannot be estimated.

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
      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2004, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4 3/4% per annum. At December 31, 2004, we had no variable-rate debt outstanding. A hypothetical 100 basis point change in interest rates on variable-rate debt during the twelve months ended December 31, 2004 would have resulted in approximately a $0.1 million change in pre-tax income.
      Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of December 31, 2004. See Note 1(f) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
PRG-Schultz International, Inc.:
      We have audited the accompanying Consolidated Balance Sheets of PRG-Schultz International, Inc. and subsidiaries (“the Company”) as of December 31, 2004 and 2003, and the related Consolidated Statements of Operations, Shareholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2). The consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Atlanta, Georgia
March 16, 2005

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Revenues	$356,873	$375,701	$446,890
Cost of revenues	224,527	233,689	253,852
Selling, general and administrative expenses	125,113	124,240	142,001
Impairment charges (Notes 1(i) and 7)	—	206,923	—

Operating income (loss)	7,233	(189,151)	51,037
Interest (expense)	(9,142)	(9,520)	(9,934)
Interest income	593	572	595

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting change	(1,316)	(198,099)	41,698
Income taxes (Note 10)	75,344	(35,484)	15,336

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	(76,660)	(162,615)	26,362
Discontinued operations (Note 2):
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $917 and $(4,959) in 2003 and 2002 respectively	—	1,267	(7,794)
Gain on disposal/retention of discontinued operations including operating results for phase-out period, net of income tax expense of $5,495, $354 and $9,604 in 2004, 2003 and 2002, respectively	5,177	530	2,716

Earnings (loss) from discontinued operations	5,177	1,797	(5,078)

Earnings (loss) before cumulative effect of accounting change	(71,483)	(160,818)	21,284
Cumulative effect of accounting change, net of income tax benefit of $(5,309) in 2002 (Note 7)	—	—	(8,216)

Net earnings (loss)	$(71,483)	$(160,818)	$13,068

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(1.24)	$(2.63)	$0.42
Discontinued operations	0.08	0.03	(0.08)
Cumulative effect of accounting change	—	—	(0.13)

Net earnings (loss)	$(1.16)	$(2.60)	$0.21

Diluted earnings (loss) per share (Note 6):
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(1.24)	$(2.63)	$0.38
Discontinued operations	0.08	0.03	(0.06)
Cumulative effect of accounting change	—	—	(0.10)

Net earnings (loss)	$(1.16)	$(2.60)	$0.22

Weighted-average shares outstanding (Note 6):
Basic	61,760	61,751	62,702

Diluted	61,760	61,751	79,988

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2004	2003

ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$12,596	$26,658
Restricted cash (Note 13(d))	120	5,758
Receivables:
Contract receivables, less allowances of $3,515 in 2004 and $3,236 in 2003	57,514	53,185
Employee advances and miscellaneous receivables, less allowances of $3,333 in 2004 and $4,760 in 2003	3,490	3,573

Total receivables	61,004	56,758

Funds held for client obligations	30,920	18,690
Prepaid expenses and other current assets	4,129	3,779
Deferred income taxes (Note 10)	1,951	9,211
Current assets of discontinued operations	—	3,179

Total current assets	110,720	124,033

Property and equipment:
Computer and other equipment	62,858	54,482
Furniture and fixtures	7,778	7,531
Leasehold improvements	9,312	8,543

	79,948	70,556
Less accumulated depreciation and amortization	53,475	41,090

Property and equipment, net	26,473	29,466

Goodwill (Note 7)	170,684	170,619
Intangible assets, less accumulated amortization of $4,068 in 2004 and $2,683 in 2003 (Note 7)	30,232	31,617
Deferred income taxes (Note 10)	—	65,370
Other assets (Note 13)	3,827	3,152
Long-term assets of discontinued operations	—	1,792

	$341,936	$426,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of debt (Note 8)	$—	$31,600
Obligations for client payables	30,920	18,690
Accounts payable and accrued expenses	24,395	25,780
Accrued payroll and related expenses	41,791	40,256
Deferred revenue	6,466	4,601
Current liabilities of discontinued operations	—	1,391

Total current liabilities	103,572	122,318
Convertible notes, net of unamortized discount of $1,714 in 2004 and $2,605 in 2003 (Note 8)	123,286	122,395
Deferred compensation (Note 11)	2,195	3,695
Deferred income taxes (Note 10)	4,201	—
Other long-term liabilities	5,098	4,511

Total liabilities	238,352	252,919

Shareholders’ equity (Notes 8, 12 and 15):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2004 and 2003	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2004 and 2003	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,658,656 shares in 2004 and 67,489,608 shares in 2003	68	67
Additional paid-in capital	493,532	492,878
Accumulated deficit	(342,979)	(271,496)
Accumulated other comprehensive income	1,740	616
Treasury stock at cost, 5,764,525 shares in 2004 and 2003	(48,710)	(48,710)
Unearned portion of restricted stock	(67)	(225)

Total shareholders’ equity	103,584	173,130

Commitments and contingencies (Notes 2, 3, 8, 9, 12 and 13)
	$341,936	$426,049

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

					Accumulated
					Other		Unearned
	Common Stock		Additional		Comprehensive		Portion of	Total
			Paid-In	Accumulated	Income	Treasury	Restricted	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	(Loss)	Stock	Stock	Equity	Income (Loss)

Balance at December 31, 2001	51,207	$51	$320,126	$(123,746)	$(6,385)	$(21,024)	$(927)	$168,095
Comprehensive income:
Net income	—	—	—	13,068	—	—	—	13,068	$13,068
Other comprehensive loss — foreign currency translation adjustments:
Continuing operations	—	—	—	—	4,784	—	—	4,784	4,784
Discontinued operations	—	—	—	—	—	—	—	—	(2,577)

Comprehensive income	—	—	—	—	—	—	—	—	$15,275

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $3,007)	1,119	1	10,742	—	—	—	—	10,743
Restricted share forfeitures	(9)	—	(82)	—	—	—	82	—
Other common stock issuances	14,965	15	161,108	—	—	—	230	161,353
Treasury shares repurchased (2,254 shares)	—	—	—	—	—	(20,158)	—	(20,158)

Balance at December 31, 2002	67,282	67	491,894	(110,678)	(1,601)	(41,182)	(615)	337,885
Comprehensive loss:
Net loss	—	—	—	(160,818)	—	—	—	(160,818)	$(160,818)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	2,217	—	—	2,217	2,217

Comprehensive loss	—	—	—	—	—	—	—	—	$(158,601)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $155)	223	—	1,128	—	—	—	—	1,128
Restricted share forfeitures	(15)	—	(144)	—	—	—	144	—
Other common stock issuances	—	—	—	—	—	—	246	246
Treasury shares repurchased (1,074 shares)	—	—	—	—	—	(7,528)	—	(7,528)

Balance at December 31, 2003	67,490	67	492,878	(271,496)	616	(48,710)	(225)	173,130
Comprehensive loss:
Net loss	—	—	—	(71,483)	—	—	—	(71,483)	$(71,483)
Other comprehensive income — foreign currency translation adjustments	—	—	—	—	1,124	—	—	1,124	1,124

Comprehensive loss	—	—	—	—	—	—	—	—	$(70,359)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $17)	185	1	808	—	—	—	—	809
Restricted share forfeitures	(16)	—	(154)	—	—	—	154	—
Other common stock issuances	—	—	—	—	—	—	4	4

Balance at December 31, 2004	67,659	$68	$493,532	$(342,979)	$1,740	$(48,710)	$(67)	$103,584

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$(71,483)	$(160,818)	$13,068
(Earnings) loss from discontinued operations	—	(1,267)	7,794
Gain on disposal/retention of discontinued operations	(5,177)	(530)	(2,716)
Cumulative effect of accounting change	—	—	8,216

Earnings (loss) from continuing operations	(76,660)	(162,615)	26,362
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Impairment charges	—	206,923	—
Depreciation and amortization	18,094	17,827	19,116
Restricted stock compensation expense	4	246	230
Loss on sale of property, plant and equipment	187	258	724
Deferred income taxes, net of cumulative effect of accounting change	71,992	(38,377)	8,213
Income tax benefit relating to stock option exercises	17	155	3,007
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligation	6,203	(5,758)	—
Receivables	(2,563)	16,467	(4,872)
Prepaid expenses and other current assets	(1,280)	197	1,553
Other assets	(411)	699	(204)
Accounts payable and accrued expenses	(7,103)	(343)	(12,027)
Accrued payroll and related expenses	735	(9,872)	(1,371)
Deferred revenue	1,682	2,111	(3,874)
Deferred compensation benefit	(1,500)	(316)	(13)
Other long-term liabilities	587	396	2,586

Net cash provided by operating activities	9,984	27,998	39,430

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(11,532)	(11,695)	(23,295)
Proceeds from sale of certain discontinued operations	19,116	—	—
Acquisitions of businesses (net of cash acquired)	—	—	4,023

Net cash provided by (used in) investing activities	7,584	(11,695)	(19,272)

Cash flows from financing activities:
Net repayments of notes payable	—	—	(11,564)
Net repayments of bank debt	(31,600)	(290)	(18,330)
Payments for issuance of convertible notes	(21)	(12)	(569)
Payments for deferred loan costs	(430)	—	(596)
Net proceeds from common stock issuances	792	973	9,120
Purchase of treasury shares	—	(7,528)	(20,158)

Net cash used in financing activities	(31,259)	(6,857)	(42,097)

Net cash provided by (used in) discontinued operations	(1,146)	703	2,520
Effect of exchange rates on cash and cash equivalents	775	1,649	945

Net change in cash and cash equivalents	(14,062)	11,798	(18,474)
Cash and cash equivalents at beginning of year	26,658	14,860	33,334

Cash and cash equivalents at end of year	$12,596	$26,658	$14,860

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,440	$7,283	$8,141

Cash paid during the year for income taxes, net of refunds received	$3,210	$3,409	$4,306

Supplemental disclosure of non-cash investing and financing activities:
In conjunction with acquisitions of businesses, the Company assumed liabilities as follows:
Fair value of assets acquired	$—	$—	$262,205
Cash paid for acquisitions (net of cash acquired)	—	—	4,023
Transaction costs	—	—	(11,191)
Fair value of shares issued for acquisitions	—	—	(159,762)

Liabilities assumed	$—	$—	$95,275

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

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

Basis of Presentation
      Certain reclassifications have been made to 2003 and 2002 amounts to conform to the presentation in 2004. These reclassifications include the reclassification of Communications Services as discontinued operations (see Note 2(c)).

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
      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified.
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
      The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT Reclaim (“Meridian”) business and Channel Revenue unit, a division of Accounts Payable Services, and in certain international Accounts Payable Services units. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, the Company’s customers’ vendors have ultimately rejected the claims underlying them. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund of such amount. The Company records such refunds as a reduction of revenue.
      The Company’s Meridian and Channel Revenue units, along with certain international Accounts Payable Services units, recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients. Channel Revenue defers recognition of revenues to the accounting period in which cash is received from its clients as a result of overpayment claims identified.
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
      At December 31, 2004 and 2003, the Company had cash and cash equivalents of $12.6 million and $26.7 million, respectively, of which cash equivalents represent approximately $1.6 million and $3.4 million, respectively. At December 31, 2004, the Company had $0.2 million in cash equivalents at U.S. banks. The Company did not have any cash equivalents at U.S. banks at December 31, 2003. At December 31, 2004 and 2003, certain of the Company’s international subsidiaries held $1.4 million and $3.4 million, respectively, in temporary investments, the majority of which were at banks in the United Kingdom.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(f)	Derivative Financial Instruments
      As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions.
      The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments.
      Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The Company did not have any derivative financial instruments outstanding as of December 31, 2004 and 2003.

(g)	Funds Held for Payment of Client Payables
      In connection with the Company’s Meridian unit that assists clients in obtaining refunds of VAT, the Company is often in possession of amounts refunded by the various VAT authorities but not yet processed for further payment to the clients involved. The Company functions as a fiduciary custodian in connection with these cash balances belonging to its clients. The Company reports these cash balances on its Consolidated Balance Sheets as a separate current asset and corresponding current liability.

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2003, the Company recorded an impairment of internally developed software of $1.8 million, before income tax benefit of $0.7 million. This pre-tax charge has been included in impairment charges in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. The Company did not incur any impairment charges related to internally developed software during the years ended December 31, 2004 and 2002.

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
      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liability are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
      SFAS No. 109, Accounting for Income Taxes, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.

(m)	Foreign Currency
      The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders’ equity. Revenues and expenses in foreign currencies are

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2004, 2003 and 2002, foreign currency gains (losses) included in results of operations were $0.5 million, $1.8 million and $(0.8) million, respectively.

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

(o) Employee Stock Compensation Plans
      At December 31, 2004, the Company had two stock compensation plans and an employee stock purchase plan (the “Plans”) (see Note 15). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted under the stock compensation plans generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Consolidated Statements of Operations except for compensation amounts relating to grants of certain restricted stock issued in 2000 (see Note 12). The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.
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

	2004	2003	2002

Risk-free interest rates	2.94%	2.73%	3.75%
Dividend yields	—	—	—
Volatility factor of expected market price	.813	.846	.808
Weighted-average expected life of option	5 years	5 years	5 years
      Pro forma compensation expense is calculated for the fair value of the employees’ purchase rights using the Black-Scholes model. Assumptions included an expected life of six months and weighted average risk-free interest rates of 1.42%, 0.95% and 1.84% in 2004, 2003 and 2002, respectively. Other underlying assumptions are consistent with those used in the Company’s stock option plan.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options. For purposes of pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting periods.
      The Company’s pro forma information for the years ended December 31, 2004, 2003 and 2002 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	2004	2003	2002

Numerator for basic pro forma net earnings (loss) per share before cumulative effect of accounting change:
Net earnings (loss) before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(71,483)	$(160,818)	$21,284
Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $(2,701), $(4,890) and $(5,233) in 2004, 2003 and 2002, respectively	(4,170)	(7,554)	(8,082)

Pro forma net earnings (loss) for purposes of computing basic earnings per share before cumulative effect of accounting change	$(75,653)	$(168,372)	$13,202

Numerator for diluted pro forma net earnings (loss) per share before cumulative effect of accounting change:
Net earnings (loss) before cumulative effect of accounting change and pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(71,483)	$(160,818)	$21,284
After-tax interest expense, including amortization of discount, on convertible notes	—	—	4,157

Net earnings (loss) for purposes of computing diluted earnings per share before cumulative effect of accounting change	(71,483)	(160,818)	25,441
Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $(2,701), $(4,890) and $(5,233) in 2004, 2003 and 2002, respectively	(4,170)	(7,554)	(8,082)

Pro forma net earnings (loss) for purposes of computing diluted earnings (loss) per share before cumulative effect of accounting change	$(75,653)	$(168,372)	$17,359

Pro forma net earnings (loss) per share before cumulative effect of accounting change:
Basic — as reported	$(1.16)	$(2.60)	$0.34

Basic — pro forma	$(1.22)	$(2.73)	$0.21

Diluted — as reported	$(1.16)	$(2.60)	$0.32

Diluted — pro forma	$(1.22)	$(2.73)	$0.22

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The number of employee stock options that are dilutive for pro forma purposes may vary from period to period from those under APB No. 25, due to the timing difference in recognition of compensation expense under APB No. 25 compared to SFAS No. 123.
      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For the years ended December 31, 2004 and 2003, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect. For the year ended December 31, 2002, 16.1 million shares related to the convertible notes were included in the computation of pro forma diluted earnings (loss) per share calculated using the treasury stock method, due to their dilutive effect (see Note 6).

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

(q) Recently Adopted Accounting Standards
      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company adopted the provisions of SFAS No. 153 effective December 31, 2004. The Company did not enter into any transactions within the scope of this Statement during 2004. The adoption of SFAS No. 153 did not have a material impact on the Company’s operating results or financial position.

(r) New Accounting Standards
      In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.
      A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
      SFAS No. 123(R) is effective for all periods beginning after June 15, 2005. As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R) (see Note 1(o) for pro forma disclosures). The impact of this Statement on future periods cannot be estimated at this time.

(2)	DISCONTINUED OPERATIONS
      In March 2001, the Company announced its intent to divest the following non-core businesses: Meridian VAT Reclaim (“Meridian”), the Logistics Management Services segment, the Communications Services segment and the Channel Revenue division within the Accounts Payable Services segment.
      The Company disposed of its Logistics Management Services segment in October 2001. During the fourth quarter of 2001, the Company closed a unit within Communications Services. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until time of disposal.
      As indicated above, Meridian, Communications Services and the Channel Revenue business were originally offered for sale in the first quarter of 2001. During the first quarter of 2002, the Company concluded that the then current negative market conditions were not conducive to receiving terms acceptable to the Company for these remaining unsold, non-core businesses. As such, on January 24, 2002, the Company’s Board of Directors approved a proposal to retain these remaining discontinued operations until such time as market conditions were more conducive to their sale. During the fourth quarter of 2003, the Company once again declared its remaining Communications Services operations as a discontinued operation and subsequently sold such operations on January 16, 2004 (see Note 2(c)). The accompanying Consolidated Financial Statements reflect the remaining non-core businesses, consisting of Meridian and the Channel Revenue business, as part of continuing operations for all periods presented.
      The non-core businesses that were divested and the unit that was closed within the Communications Service segment were comprised of various acquisitions completed by the Company from 1997 through 2000. The acquisitions were accounted for as purchases with collective consideration paid of $96.3 million in cash and 4,293,049 restricted, unregistered shares of the Company’s common stock.
      The accompanying Consolidated Financial Statements reflect the remaining non-core businesses, consisting of Meridian and Channel Revenue business, as part of continuing operations for all periods presented. Additionally, the Company’s Consolidated Financial Statements reflect Communications Services as discontinued operations for all periods presented.
      Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Communications Services for segment reporting purposes.
      Summarized financial information for the discontinued operations is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Revenues	$115	$16,967	$16,407
Operating income (loss)	(546)	2,184	2,048

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a) Revenue-Based Royalty from Sale of Logistics Management Services in 2001
      For the years ended December 31, 2004, 2003 and 2002, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million (net of tax expenses of approximately $0.2 million), approximately $0.5 million (net of tax expenses of approximately $0.4 million) and approximately $0.4 million (net of tax expenses of approximately $0.3 million), respectively, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

(b) Sale of Discontinued Operations — French Taxation Services in 2001
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005 exchange rates, the payment date), to resolve the buyer’s warranty claims are a commission dispute with Meridian. During 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.

(c) Sale of Communications Services
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
      During August 2002, an affiliate of Howard Schultz, a former director of the Company, granted the Company two options (the “First Option Agreement” and the “Second Option Agreement”) to purchase, in total, approximately 2.9 million shares of the Company’s common stock at a price of $8.72 per share plus accretion of 8% per annum from August 27, 2002.
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
      In November 2002, the Company relocated its principal executive offices. In conjunction with this relocation, the Company is subleasing approximately 3,300 square feet of office space to CT Investments, Inc. (“CT Investments”) at a pass through rate equal to the cash cost per square foot paid by the Company under the master lease and the tenant finish in excess of the landlord’s allowance. CT Investments is 90% owned by John M. Cook, Chairman of the Board and Chief Executive Officer of the Company and 10% owned by John M. Toma, Vice Chairman of the Company. The Company received sublease payments of approximately $44,000 and $39,000 from CT Investments during 2004 and 2003, respectively.
      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has a majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the Value Added Taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. Revenues earned related to TVR were $0.5 million in 2004, $2.3 million in 2003 and $3.6 million in 2002. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004 (See Note 13(b)).
      Financial advisory and management services historically have been provided to the Company by one of the Company’s directors, Mr. Jonathan Golden, who is also a shareholder of the Company. Payments for such services to Mr. Golden aggregated $72,000 in 2004, 2003 and 2002, respectively. The Company will continue to utilize the services provided by Mr. Golden and, as such, has agreed to pay him a minimum of $72,000 in 2005 for financial advisory and management services. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that serves as the Company’s principal outside legal counsel. Fees paid to this law firm aggregated $1.1 million in 2004, $0.5 million in 2003 and $1.8 million in 2002. The Company expects to continue to utilize the services of this law firm.
      The Company currently uses and expects to continue its use of the services of Flightworks, Inc. (“Flightworks”), a company specializing in aviation charter transportation. During 2002 and a portion of 2003, the aircraft used by the Company was leased by Flightworks from CT Aviation Leasing LLC (“CT Aviation Leasing”), a company 100% owned by Mr. Cook. The Company paid Flightworks approximately $2,900 per hour plus landing fees and other incidentals for use of such charter transportation services, of which 95% of such amount was paid by Flightworks to CT Aviation Leasing. During 2003 and 2002, the Company recorded expenses of approximately $0.5 million and $0.4 million, respectively, for the use of CT Aviation Leasing’s plane. Subsequent to October 29, 2003, neither CT Aviation Leasing nor Mr. Cook owned any aircraft utilized by the Company.

(4)	MAJOR CLIENTS
      During the year ended December 31, 2002, the Company had one client, a mass merchandiser, which accounted for 10.2% of revenues from continuing operations. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2004 and 2003.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	OPERATING SEGMENTS AND RELATED INFORMATION
      The Company has two reportable operating segments, Accounts Payable Services (including the Channel Revenue business) and Meridian VAT Reclaim.

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

Meridian VAT Reclaim
      Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world. Acting as an agent on behalf of its clients, Meridian submits claims for refunds of VAT paid on business expenses incurred primarily in European Union countries. Meridian provides a fully outsourced service dealing with all aspects of the VAT reclaim process, from the provision of audit and invoice retrieval services to the preparation and submission of VAT claims and the subsequent collection of refunds from the relevant VAT authorities.

Corporate Support
      In addition to the segments noted above, the Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Meridian in the category referred to as corporate support.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for continuing operations for the years ended December 31, 2004, 2003 and 2002 follows (in thousands):

	Accounts	Meridian
	Payable	VAT	Corporate
	Services	Reclaim	Support	Total

2004
Revenues	$315,505	$41,368	$—	$356,873
Operating income (loss)	45,667	8,987	(47,421)	7,233
Total assets	293,520	41,492	6,924	341,936
Capital expenditures	3,867	462	7,203	11,532
Depreciation and amortization	11,335	889	5,870	18,094
2003
Revenues	$335,328	$40,373	$—	$375,701
Impairment Charges	196,900	8,246	1,777	206,923
Operating income (loss)	(137,977)	3,702	(54,876)	(189,151)
Total assets	365,619	45,685	9,774	421,078
Capital expenditures	5,172	396	6,127	11,695
Depreciation and amortization	9,645	1,012	7,170	17,827
2002
Revenues	$413,260	$33,630	$—	$446,890
Operating income (loss)	114,004	4,768	(67,735)	51,037
Total assets	531,301	32,143	18,158	581,602
Capital expenditures	10,430	1,010	11,855	23,295
Depreciation and amortization	7,541	913	10,662	19,116
      The following table presents revenues by country based on the location of clients served (in thousands):

	2004	2003	2002

United States	$206,829	$224,276	$304,476
United Kingdom	54,672	58,478	59,806
Canada	21,221	22,250	18,585
Ireland	14,618	15,566	14,508
France	13,674	11,805	9,838
Germany	8,343	10,791	7,845
Japan	5,176	4,233	3,835
Mexico	4,786	4,697	6,923
Spain	3,812	2,932	2,028
Brazil	3,707	3,973	4,230
Australia	2,812	3,974	4,065
Other	17,223	12,726	10,751

	$356,873	$375,701	$446,890

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2004	2003

United States	$219,604	$221,692
Ireland	4,294	5,264
United Kingdom	2,915	2,818
Australia	2,071	3,868
Other	2,332	1,212

	$231,216	$234,854

(6)     DILUTED EARNINGS (LOSS) PER SHARE
      The following table sets forth the computations of diluted earnings (loss) per share for the years ended December 31, 2004, 2003 and 2002 (in thousands, except for earnings (loss) per share information):

	2004	2003	2002

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	$(76,660)	$(162,615)	$26,362
After-tax interest expense, including amortization of discount, on convertible notes	—	—	4,157

Earnings (loss) for purposes of computing diluted earnings per share from continuing operations	(76,660)	(162,615)	30,519
Discontinued operations	5,177	1,797	(5,078)
Cumulative effect of accounting change	—	—	(8,216)

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(71,483)	$(160,818)	$17,225

Denominator for diluted earnings (loss) per share:
Denominator for basic earnings per share — weighted-average shares outstanding	61,760	61,751	62,702
Effect of dilutive securities:
Convertible notes	—	—	16,150
Employee stock options	—	—	1,136

Denominator for diluted earnings	61,760	61,751	79,988

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(1.24)	$(2.63)	$0.38
Discontinued operations	0.08	0.03	(0.06)
Cumulative effect of accounting change	—	—	(0.10)

Net earnings (loss)	$(1.16)	$(2.60)	$0.22

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004, 2003 and 2002, 5.0 million, 3.9 million and 1.1 million stock options, respectively, were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect. Additionally, in 2004 and 2003, 16.1 million shares related to the convertible notes were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect.
(7)     ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

(a) Goodwill
      SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. The Company has selected October 1, the first day of its fourth quarter, as its annual assessment date. Prior to the adoption of SFAS No. 142, the Company evaluated the recoverability of goodwill based upon undiscounted estimated future cash flows. SFAS No. 142 required that the Company perform transitional goodwill impairment testing on recorded net goodwill balances as they existed on January 1, 2002, the date of adoption, using a prescribed two-step, fair value approach.
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
      During the fourth quarter of 2003, the Company conducted its long-term strategic planning process for 2004 and future years with specific focus on 2004. The plan involved receiving a detailed revenue outlook for 2004 from all components of the Company. This outlook supported the conclusion that the Company’s 2003 reductions in domestic revenues were not anticipated to reverse during 2004. The completion of the Company’s strategic planning process provided the first clear indication that previous near-term domestic growth projections for Accounts Payable Services were no longer achievable.
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
      Based upon the valuation analysis of the Company’s goodwill assets and the recommendation of the advisors, the Company concluded that all net goodwill balances relating to its Meridian reporting unit and a significant portion of the goodwill associated with the Company’s Accounts Payable Services business were impaired. The Company recorded a charge of $8.2 million related to the write-off of Meridian’s goodwill. Additionally, the Company recognized a charge of $193.9 million for the partial write-off of goodwill related to Accounts Payable Services. This charge has been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003.
      During the fourth quarter of 2004, the Company, working with its independent valuation advisors, completed the required annual impairment testing of goodwill in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of goodwill.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table reconciles goodwill balances by reportable operating segment (in thousands):

	Accounts
	Payable
	Services
	(including	Meridian
	Channel	VAT
	Revenue)	Reclaim	Total

Balance at December 31, 2002	$363,587	$8,246	$371,833
SFAS No. 142 goodwill impairment losses	(193,900)	(8,246)	(202,146)
Foreign currency translation	932	—	932

Balance at December 31, 2003	170,619	—	170,619
Foreign currency translation	65	—	65

Balance at December 31, 2004	$170,684	$—	$170,684

(b) Other Intangible Assets
      The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”). Intangible assets consist of the following at December 31, 2004 (in thousands):

		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount

Amortized intangible assets:
Customer relationships	20 years	$27,700	$4,068	$23,632

Unamortized intangible assets:
Trade name	Indefinite	$6,600		6,600

Total intangible assets				$30,232

      The provisions of SFAS No. 142 require that the Company review the carrying value of intangible assets with indefinite useful lives for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated discounted future cash flows expected to result from its use and eventual disposition. At the time of adoption, the Company selected October 1, the first day of its fourth quarter, as its annual assessment date. During the fourth quarter of 2003, the Company worked with its independent valuation advisors and completed the analysis of its trade name. In relation to the 2003 impairment testing, since the discounted expected future cash flows were determined to be less than the carrying value of the Company’s trade name, an impairment loss of $3.0 million was recognized. This pre-tax charge is equal to the amount by which the carrying value exceeded the fair value of the asset and has been included in the line item titled “Impairment Charges” in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003.
      During the fourth quarter of 2004, the Company, working with its independent valuation advisors, completed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of its trade name.
      Intangible assets with definite useful lives are being amortized on a straight-line basis over their estimated useful lives to their estimated residual values, and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amortization of intangible assets amounted to $1.4 million, $1.6 million and $3.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Estimated amortization expense for the next five years is as follows (in thousands):

Year Ending December 31,

2005	$1,385
2006	1,385
2007	1,385
2008	1,385
2009	1,385
(8)     DEBT AND CONVERTIBLE NOTES

(a) Long-Term Bank Debt
      On November 30, 2004, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with Bank of America, N.A. (the “Lender”). The Senior Credit Facility amends and restates the Company’s previous senior credit facility, which was maintained by a syndicate of banking institutions led by the Lender. The previous facility had an indicated face value of $38.0 million (after amendment) and a maturity date of December 31, 2004. The Senior Credit Facility currently provides for revolving credit loans up to a maximum amount of $25.0 million, subject to certain borrowing base limitations; provided, however, that the maximum amount of loans outstanding may be increased to $30.0 million as early as July 1, 2005 upon achievement of certain performance milestones. The Senior Credit Facility provides for the availability of letters of credit subject to a $10.0 million sublimit.
      The occurrence of certain stipulated events, as defined in the Senior Credit Facility, including but not limited to the event that the Company’s outstanding borrowings exceed the prescribed borrowing base, would require accelerated principal payments. Otherwise, so long as there is no violation of any of the covenants (or any such violations are waived), no principal payments are due until the maturity date on May 26, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. Revolving loans (the “Revolver”) under the Senior Credit Facility bear interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Senior Credit Facility requires a fee for committed but unused credit capacity of 0.5% per annum. The Senior Credit Facility contains customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as those terms are defined in the Senior Credit Facility. Covenants in the previous credit facility related to Senior Leverage, Fixed Charge Coverage, and Minimum Net Worth were eliminated. At December 31, 2004, the Company was in compliance with all covenants contained in the Senior Credit Facility.
      At December 31, 2004, the Company had two standby Letters of Credit (“Letters of Credit”) totaling $4.9 million (See Note 13(c)). The Company had no borrowings outstanding under the Revolver or the Letters of Credit at December 31, 2004. The Company’s borrowing base capacity was $25.0 million at December 31, 2004, which therefore permitted up to $20.1 million in additional borrowings as of the date of which $5.1 million was available for Letters of Credit. The Company pays a 3.0% per annum fee on the amount of the standby Letters of Credit. The Company had no borrowings outstanding under the Letters of Credit at December 31, 2004. The Company’s weighted average interest rate for 2004 was 4.0% per annum. At December 31, 2003, the Company had approximately $31.6 million of borrowings outstanding, under its then-existing credit facility, with a weighted average interest rate of 3.8% per annum.

(b)	Convertible Notes
      In December 2001, the Company completed a $125.0 million offering of its 4 3/4% convertible subordinated notes due November 2006. The Company received net proceeds from the offering of approximately

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$121.1 million, which were used to pay down the Company’s outstanding balance under its then-existing $200.0 million senior bank credit facility.
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
      At December 31, 2004 and 2003, the Company had convertible notes outstanding of $123.3 million and $122.4 million, net of unamortized discount of $1.7 million and $2.6 million, respectively. Amortization of the discount on convertible notes is included as a component of interest (expense), net as presented in the accompanying Consolidated Statements of Operations.

(9)	LEASE COMMITMENTS
      The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2004, 2003 and 2002, was $12.5 million, $13.3 million and $13.4 million, respectively.
      SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $0.3 million, $1.0 million and $5.7 million in 2004, 2003 and 2002, respectively, in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair-value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made.
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
      The future minimum lease payments under noncancelable leases are summarized as follows (in thousands):

Year Ending December 31,

2005	$10,254
2006	7,684
2007	6,540
2008	5,883
2009	5,035
Thereafter	27,902

$63,298

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10)	INCOME TAXES
      Income taxes have been provided in accordance with SFAS No. 109, Accounting for Income Taxes. Total income taxes for the years ended December 31, 2004, 2003 and 2002 were allocated as follows (in thousands):

	2004	2003	2002

Earnings (loss) from continuing operations	$75,344	$(35,484)	$15,336
Earnings (loss) from discontinued operations	—	917	(4,959)
Gain on disposal/retention of discontinued operations including operating results for phase-out period	5,495	354	9,604
Cumulative effect of accounting change	—	—	(5,309)
Shareholders’ equity, compensation expense for tax purposes in excess of financial purposes	(17)	(155)	(3,007)
Effect of cumulative translation adjustment	3	—	—

	$80,825	$(34,368)	$11,665

      Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2004, 2003 and 2002 relate to the following jurisdictions (in thousands):

	2004	2003	2002

United States	$6,429	$(201,699)	$34,009
Foreign	(7,745)	3,600	7,689

	$(1,316)	$(198,099)	$41,698

      The provision for income taxes attributable to earnings from continuing operations for the years ended December 31, 2004, 2003 and 2002 consists of the following (in thousands):

	2004	2003	2002

Current:
Federal	$104	$31	$174
State	10	3	15
Foreign	3,389	4,750	4,895

	3,503	4,784	5,084

Deferred:
Federal	42,434	(35,168)	9,792
State	7,976	(4,361)	162
Foreign	21,431	(739)	298

	71,841	(40,268)	10,252

Total	$75,344	$(35,484)	$15,336

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax expense (benefit) for earnings (loss) from continuing operations:

	2004	2003	2002

Statutory federal income tax rate	$(460)	$(69,335)	$14,594
State income taxes, net of federal benefit	(506)	(9,905)	371
Nondeductible goodwill	—	41,601	—
Job Creation Act dividend	700	—	—
Change in deferred tax asset valuation allowance	76,747	4,593	(1,555)
Other, net	(1,137)	(2,438)	1,926

	$75,344	$(35,484)	$15,336

      The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	2004	2003

Deferred income tax assets:
Accounts payable and accrued expenses	$2,306	$2,752
Accrued payroll and related expenses	7,637	7,803
Deferred compensation	864	1,452
Depreciation	4,225	4,376
Noncompete agreements	1,139	1,951
Bad debts	953	1,194
Foreign operating loss carryforward of foreign subsidiary	9,576	4,581
Foreign tax credit carryforwards	13,282	10,836
Federal operating loss carryforward	20,047	16,049
Intangible assets	27,241	37,888
State operating loss carryforwards	6,837	5,586
Capital loss carryforwards	12,910	17,237
Other	5,072	2,874

Gross deferred tax assets	112,089	114,579
Less valuation allowance	97,254	24,967

Gross deferred tax assets net of valuation allowance	14,835	89,612

Deferred income tax liabilities:
Intangible assets	12,091	12,635
Capitalized software	2,149	1,932
Other	2,845	464

Gross deferred tax liabilities	17,085	15,031

Net deferred tax assets (liabilities)	$(2,250)	$74,581

      SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and, the implementation of tax planning strategies.
      Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2004 the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets of $76.6 million. This increase was offset by the use of approximately $4.3 million of capital loss carry-forwards resulting in a net change in the valuation allowance of approximately $72.3 million. The Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.
      As of December 31, 2004, the Company had approximately $57.2 million of U.S. Federal loss carry-forwards available to reduce future taxable income. The majority of the loss carry-forwards expire through 2024. Additionally, as of December 31, 2004, the Company had foreign income tax credit carry-forwards amounting to $13.3 million, which expire through 2014. The Company is currently investigating strategic alternatives, including the possible sale of the Company. If substantial changes in the Company’s ownership should occur, there would be an annual limitation on the amount of the carry-forwards that can be utilized. The annual limitation is equal to the value of the corporation at the time of the ownership change multiplied by a long-term tax-exempt rate published by the Internal Revenue Service.
      Undistributed earnings of the Company’s foreign subsidiaries amounted to approximately $11.9 million at December 31, 2004. Those earnings are considered to be indefinitely reinvested and accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings, the Company would be subject to approximately $4.3 million of U.S. federal and state income taxes. In 2004, the Company repatriated approximately $1.8 million of earnings that were previously indefinitely reinvested as a result of the enactment of The American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. As a result of this repatriation, the Company recorded additional current income tax expense of approximately $0.7 million.

(11)	EMPLOYEE BENEFIT PLANS
      The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 25% of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,750 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.1 million in 2004, $1.4 million in 2003 and $1.6 million in 2002.
      The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.2 million, $0.3 million and $0.4 million in 2004, 2003 and 2002, respectively. Net payments related to these deferred compensation arrangements were approximately $1.5 million and $0.3 million in 2004 and 2003, respectively.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	SHAREHOLDERS’ EQUITY
      On September 20, 2002, the Company exercised an option to purchase approximately 1.45 million shares of its common stock from an affiliate of Howard Schultz, a former director of the Company, for approximately $12.68 million (see Note 3).
      On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. During 2003 and 2002, the Company repurchased 1.1 million and 0.8 million shares, respectively, of its outstanding common stock on the open market at a cost of $7.53 million and $7.48 million, respectively. The Company did not purchase any of its outstanding common shares during 2004 and does not currently anticipate a resumption of such purchases in the foreseeable future.
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
      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At December 31, 2004, there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of December 31, 2004, former employees had cumulatively forfeited 189,500 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at December 31, 2004 to reflect actual cumulative forfeitures to date), the Company will recognize $67 thousand in compensation expense before any future forfeitures. For the years ended December 31, 2004, 2003 and 2002, respectively, the Company recognized $4 thousand, $246 thousand and $230 thousand of compensation expense related to the Stock Awards. Additionally, the Company reduced unamortized compensation expense for forfeitures of the Stock Awards by $154 thousand, $144 thousand and $82 thousand for the years ended December 31, 2004, 2003 and 2002, respectively.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, on October 19, 2004, the Company’s Compensation Committee approved a program under which the Company intends to modify employment and compensation arrangements with certain management employees as disclosed in the Company’s Report on Form 8-K filed on October 26, 2004. Under the program, the officers will be offered additional benefits related to certain termination and change of control events if they agree to revised restrictive covenants.
      Among the additional benefits, restricted stock awards representing 40,000 shares of the Company’s common stock were granted to each of six of the Company’s officers. The total 240,000 restricted shares will be subject to service-based cliff vesting. The restricted awards vest 3 years following the date of the grant, subject to early vesting upon a change of control, death, disability or involuntary termination of employment without cause. The restricted awards are forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the 3-year vesting period, the Company will incur non-cash stock compensation expense relating to the restricted stock awards. These agreements were signed on February 11, 2005 (See Note 17(b)).
      The Company has issued no preferred stock through December 31, 2004, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Rights Plan. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.

(13)	COMMITMENTS AND CONTINGENCIES

(a)	Legal Proceedings
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
      On February 8, 2005, the Company entered into a Stipulation of Settlement of the Securities Class Action Litigation (See Note 17(a)). On February 10, 2005, the United States District Court for the Northern District of Georgia, Atlanta Division preliminarily approved the terms of the Settlement. If approved by the Court, the Settlement is not expected to require any financial contribution by the Company.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consistent with the Federal Rules of Civil Procedure, the class will be provided notice of the Settlement and given the right to object or opt-out of the Settlement. The Court will hold a final approval hearing on May 26, 2005. Final settlement of the consolidated class action is subject to final approval by the Court.

(b)	Indemnification and Consideration Concerning Certain Future Asset Impairment Assessments
      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) they pay on their fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sold the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility, including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. TVR repaid all amounts owing to Barclays during March 2004 and terminated the facility during June 2004. As a result of changes to the facility occurring during the second half of 2003, Meridian began experiencing a reduction in the processing fee revenues it derives from TVR as DKV previously transferred certain TVR clients to another VAT service provider. As of December 31, 2004, the transfer of all DKV customer contracts from TVR to another VAT service provider was completed. TVR will continue to process existing claims and collect receivables and pay these to Meridian and DKV in the manner agreed between the parties.
      Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian’s revenues from TVR were $0.5 million, $2.3 million and $3.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.) As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.2 million at December 31, 2004 exchange rates and $2.1 million at December 31, 2003 exchange rates. This investment is included in Other Assets on the Company’s December 31, 2004 and 2003 Consolidated Balance Sheets.

(c)	Standby Letters of Credit
      On November 30, 2004, the Company entered into a standby letter of credit under its Senior Bank Credit Facility in the face amount of 3.5 million Euro ($4.7 million at December 31, 2004 exchange rates). The letter of credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current annual interest rate of the letter of credit was 3.0% at December 31, 2004. There were no borrowings outstanding under the letter of credit at December 31, 2004.
      Additionally, on November 30, 2004, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.2 million. The letter of credit is required by an insurer in which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the letter of credit was 0.125% at December 31, 2004. There were no borrowings outstanding under the letter of credit at December 31, 2004.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)	Bank Guarantee
      In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euros ($5.7 million at December 31, 2003 exchange rates). The Guarantee served as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee was secured by amounts on deposit with CCF equal to the amount of the Guarantee. These funds were restricted as security for the Guarantee, and are included in the Company’s Consolidated Balance Sheet as of December 31, 2003 as restricted cash. The current annual interest rate earned on this money is 1.0% for 2004. At December 31, 2004, the Guarantee was replaced with the 3.5 million Euro letter of credit discussed above.

(e)	Client Bankruptcy
      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws and recovered for the benefit of the debtor’s estate. On January 24, 2005, the Company received a Demand of Preference Payment from this client for $2.6 million. The Company believes that it has valid defenses against this demand. The Company has offered to settle such claim. Accordingly, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes an expense provision of $0.2 million with respect to this matter.

(f)	Industrial Development Authority Grants
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.9 million at December 31, 2004 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 205 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.

(14)	ACQUISITIONS
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Selected (unaudited) pro forma results of operations of the Company for the year ended December 31, 2002 as if the acquisitions of the businesses of HSA-Texas and affiliates had been completed as of January 1, 2002, are as follows (amounts in thousands, except per share data):

Revenues	$448,821
Operating income	43,385
Earnings from continuing operations before discontinued operations and cumulative effect of accounting change	20,154
Net earnings (loss)	6,860
Diluted earnings from continuing operations before discontinued operations and cumulative effect of accounting change per share	$0.29
Diluted net earnings (loss) per share	$0.13
      Unusual or non-recurring items included in the reported (unaudited) pro forma results are as follows:

1) HSA-Texas and affiliates recorded $1.9 million in revenues for the 24-day period in January 2002 prior to the finalization of the acquisitions. This reduced billing amount was a direct consequence of an atypically large invoice volume for HSA-Texas and affiliates during December 2001.

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

(15)	STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN
      At December 31, 2004, the Company had two stock compensation plans: (1) the Stock Incentive Plan and (2) the HSA Acquisition Stock Option Plan; and an employee stock purchase plan.
      The Company’s Stock Incentive Plan, as amended, has authorized the grant of options or other stock based awards, with respect to up to 12,375,000 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through December 31, 2004 have 5-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s HSA Acquisition Stock Option Plan, as amended, authorized the grant of options to purchase 1,083,846 shares of the Company’s common stock to former key employees and advisors of HSA-Texas who were hired or elected to the Board of Directors in connection with the acquisitions of the businesses of HSA-Texas and affiliates and who were participants in the 1999 Howard Schultz & Associates International Stock Option Plan. The options have 5-year terms and vested upon and became fully exercisable upon issuance. No additional options can be issued under this plan.
      A summary of the Company’s stock option activity and related information for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	8,080,175	$10.70	8,071,222	$11.31	5,975,609	$12.64
Granted	1,541,000	4.35	1,368,500	7.40	3,972,366	8.72
Exercised	(19,090)	3.59	(223,023)	4.37	(1,119,274)	6.91
Forfeited	(1,707,394)	11.68	(1,136,524)	12.26	(757,479)	14.69

Outstanding at end of year	7,894,691	9.27	8,080,175	10.70	8,071,222	11.31

Exercisable at end of year	5,296,247	10.44	5,202,996	11.01	4,101,985	11.07
Weighted average fair value of options granted during year	$2.89		$5.02		$6.16
      The following table summarizes information about stock options outstanding at December 31, 2004:

				Exercisable
	Number	Weighted-	Weighted-
	of Shares	Average	Average	Number	Weighted-
	Subject	Remaining	Exercise	of	Average
Range of Exercise Prices	to Option	Life	Price	Shares	Exercise Price

$3.53 – $4.31	1,188,820	3.43 years	$4.18	497,326	$4.20
$4.43 – $7.41	2,823,724	2.63 years	6.53	1,763,184	6.95
$8.50 – $11.83	2,917,022	2.06 years	9.63	2,167,762	9.74
$12.00 – $18.88	363,725	3.23 years	15.85	307,675	16.07
$19.16 – $26.56	488,050	4.55 years	24.63	447,150	24.53
$28.77 – $41.50	92,350	4.67 years	32.54	92,150	32.55
$43.69	21,000	4.80 years	43.69	21,000	43.69

	7,894,691			5,296,247

      The weighted-average remaining contract life of options outstanding at December 31, 2004 was 2.72 years.
      Effective May 15, 1997, the Company established an employee stock purchase plan pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The plan covers 2,625,000 shares of Company’s common stock, which may be authorized unissued shares, or shares reacquired through private purchase or purchases on the open market. Employees can contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee’s purchase price is 85 percent of the fair market price on the first business day of the purchase period. The Company is not required to recognize compensation expense related to this plan. In January 2005, approximately 142,000 shares were issued under the plan

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relating to 2004. During 2004, approximately 166,000 shares were issued under the plan. No shares were issued under the plan in 2003.

(16)	FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying amounts for cash and cash equivalents, receivables, funds held for client obligations, notes payable, current installments of long-term debt, obligations for client payables, accounts payable and accrued expenses, and accrued payroll and related expenses approximate fair value because of the short maturity of these instruments.
      The fair value of the Company’s convertible notes was calculated as the discounted present value of future cash flows related to the convertible notes using the stated interest rate which management believes is the approximate rate at which the notes could be refinanced as of December 31, 2004. The estimated fair value of the Company’s convertible notes at December 31, 2004 and 2003 was $124.1 million and $123.1 million, respectively, and the carrying value of the Company’s convertible notes at December 31, 2004 and 2003 was $123.3 million and $122.4 million, respectively.
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

(17)	SUBSEQUENT EVENTS (UNAUDITED)

(a)	Preliminary Settlement of Securities Class Action Litigation
      On February 8, 2005, the Company entered into a Stipulation of Settlement (“Settlement”) with Plaintiffs’ counsel, on behalf of all putative class members, pursuant to which it agreed to preliminarily settle the consolidated class action for $6.75 million, which payment is expected to be made by the insurance carrier for the Company. On February 10, 2005, the Court preliminarily approved the terms of the Settlement. Consistent with the Federal Rules of Civil procedure, the class will be provided notice of the Settlement and given the right to object or opt-out of the Settlement. The Court will hold a final approval hearing on May 26, 2005. Final settlement of the consolidated class action is subject to final approval by the Court (see Note 13(a)).

(b)	Change in Control and Termination Agreements
      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, the Company’s Compensation Committee approved a program under which the Company modified employment and compensation arrangements with certain management employees as disclosed in the Company’s Report on Form 8-K filed on February 11, 2005. Under the program, the officers are entitled to additional benefits related to certain change of control and termination events in exchange for revised restrictive covenants. Also, in October 2004 the Compensation Committee approved transaction success bonuses payable upon a change of control for 26 additional key managers. Such bonuses would be calculated as a percentage of each manager’s annual salary with the applicable percentage based on the per share consideration received in a change of control transaction.
      Among the additional benefits, restricted stock awards representing 40,000 shares of the Company’s common stock were granted to each of six of the Company’s officers in February 2005. The total 240,000 restricted shares are subject to service-based cliff vesting. The restricted awards vest 3 years following the date of the grant, subject to early vesting upon a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the 3-year vesting period, the Company will incur non-cash stock compensation expense relating to the restricted stock awards. Based on the closing stock price on February 14, 2005, the Company will incur non-cash stock compensation expense of $1.2 million over the 3-year vesting period.

(c)	Client Bankruptcy
      On April 1, 2003, Fleming, one of the Company’s larger U.S. Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. A portion of these payments might be recoverable as “preference payments” under United States bankruptcy laws. On January 24, 2005, the Company received a demand for preference payments due from the trust representing the client. The demand states that the trust’s calculation of the Company’s preferential payments was approximately $2.9 million. The Company believes that it has valid defenses against any claim that may be made for payments received from Fleming. The Company has offered to settle such claim. Accordingly, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes an expense provision of $0.2 million with respect to this matter.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None

ITEM 9A.	Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures —
      The Company has established disclosure controls and procedures to ensure, among other things, that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.
      The Company’s Chairman and Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Disclosure Controls”)) for the Company.
      Management has informed the Audit Committee of the Board of Directors that, although it has not completed its assessment, it has identified material weaknesses in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, in the course of its evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.
      A “material weakness” in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      The first material weakness relates to ineffective oversight and review over revenue and the reserve for estimated refunds, resulting from the following matters:

•	Inexperienced and inadequately trained personnel;

•	Insufficient evidence supporting the subjective factors in the Company’s calculation of the reserve for estimated refunds;

•	Inadequate review of changes in controls being implemented in the fourth quarter, which resulted in a deficiency in the design of management’s review of documentation to determine when the Company’s services are considered performed.
The aforementioned material weakness in internal control over financial reporting results in more than a remote likelihood that the Company’s revenue or reserve for estimated refunds could have been materially misstated. The Company is in the process of completing its remediation efforts, which includes additional training and management review procedures. The Company believes that these new policies and procedures will be effective in remediating this material weakness.
      The second material weakness relates to insufficient oversight and review of the Company’s income tax accounting practices. Specifically, the Company did not maintain adequate review procedures related to the determination of its tax assets and the related valuation allowance. This material weakness resulted in errors in the Company’s accounting for income taxes which were identified during the course of the Company’s 2004 audit. The Company plans to improve its controls over the accounting for income taxes by establishing additional review steps by management and believes these additional controls will be effective in remediating this material weakness.

      Management does not expect the results reported in the accompanying financial statements as of December 31, 2004 or the financial statements for any prior period to change as a result of the aforementioned material weaknesses.
      Management has not finalized its assessment of the Company’s internal control over financial reporting. Therefore, management is availing itself of the exemptive order granted by the Securities Exchange Commission permitting companies to file Section 404 compliance and audit reports and certifications within 45 days of March 16, 2005. Such reports will be filed with the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, to be filed on or before May 2, 2005.
      Based on the criteria set forth by PCAOB Standard No. 2 and considering the material weaknesses identified above, the CEO and CFO have concluded that the Company’s Disclosure Controls were not effective as of December 31, 2004. In addition, based on such material weaknesses, it is currently anticipated that management’s and KPMG LLP’s report on the Company’s internal control over financial reporting will conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2004.
ITEM 9B.     Other Information
      Mr. Toma’s deferred compensation. Effective December 31, 2004, Mr. Toma closed his deferred compensation account with the Company. At that time, he received a distribution from the account in the amount of $691,251.10. Beginning January 1, 2005, Mr. Toma began receiving $65,000 in direct pay per year in lieu of the $65,000 annual contribution which the Company was previously obligated to contribute to his deferred compensation account under his Employment Agreement. This amount is not considered part of his base salary for purposes of calculating any bonus.
      2004 Bonuses. On February 7, 2005, the Compensation Committee approved payment of discretionary bonuses with respect to 2004 to the Named Executive Officers (except as noted with respect to Mr. Moylan). The bonuses awarded were as follows: $220,000 to Mr. Cook, $40,000 to Mr. Toma, $40,000 to Mr. Bacon, and $40,000 to Mr. Benjamin. Mr. Moylan received $60,000 during the fourth quarter of 2004 as reimbursement of social club dues, in the form of a bonus.
      2005 Bonuses. Also on February 7, 2005, the Compensation Committee approved the bonus program for 2005. The Named Executive Officers were all granted an opportunity to earn bonuses based on Company performance during 2005, as described below. The bonus amount depends upon achievement of certain Performance Measures for each quarter and for the full year. However, bonuses are paid annually. The Committee reserved discretion to adjust the amounts of any bonuses upward or downward, regardless of Company performance, with respect to all bonuses not intended to be eligible for exclusion from the calculation of the $1 million cap on deductibility imposed by Section 162(m) of the Internal Revenue Code.
      The Compensation Committee determines Target Performance Measure levels for each period. Bonus amounts also vary according to whether certain Minimum and Maximum levels of the Performance Measure are attained. Minimum levels are 95% of Target, and Maximum levels are 110% of the Target.
      Mr. Cook’s bonus is based upon Company EBIT (Earnings Before Interest and Taxes). Achievement of Target EBIT for any one of the five periods (each of the four quarters and the full year) would entitle him to 40% of his base salary. Achievement of Minimum EBIT for any of the five periods would entitle him to 10% of his base salary. Thus, if Minimum EBIT were achieved for all of the five periods, his bonus would equal 50% of his base salary, and if Target EBIT were achieved for all of the five periods, his bonus would equal 200% of his base salary. The award does not provide for any additional bonus pay if Target EBIT is exceeded. If EBIT falls between Minimum and Target EBIT, Mr. Cook’s bonus will be prorated accordingly.
      Mr. Toma’s bonus is based upon Company EBIT. Achievement of Target EBIT for any one of the five periods (each of the four quarters and the full year) would entitle him to 10% of his base salary. Achievement of Minimum EBIT for any of the five periods would entitle him to 2.5% of his base salary. Achievement of Maximum EBIT for any of the five periods would entitle him to 20% of his base salary. Thus, if Minimum

EBIT were achieved for all of the five periods, his bonus would equal 12.5% of his base salary, if Target EBIT were achieved for all of the five periods, his bonus would equal 50% of his base salary, and if Maximum EBIT were achieved for all of the five periods his bonus would equal 100% of his base salary. If EBIT falls between Minimum and Target EBIT, or between Target and Maximum EBIT, Mr. Toma’s bonus will be prorated accordingly. Mr. Toma’s base salary does not include the $65,000 in direct payments which he receives in lieu of the former deferred compensation contribution of the same amount.
      Mr. Moylan’s bonus is based upon Company EBIT. Achievement of Target EBIT for any one of the five periods (each of the four quarters and the full year) would entitle him to 8% of his base salary. Achievement of Minimum EBIT for any of the five periods would entitle him to 2% of his base salary. Achievement of Maximum EBIT for any of the five periods would entitle him to 16% of his base salary. Thus, if Minimum EBIT were achieved for all of the five periods, his bonus would equal 10% of his base salary, if Target EBIT were achieved for all of the five periods, his bonus would equal 40% of his base salary, and if Maximum EBIT were achieved for all of the five periods his bonus would equal 80% of his base salary. If EBIT falls between Minimum and Target EBIT, or between Target and Maximum EBIT, Mr. Moylan’s bonus will be prorated accordingly.
      Mr. Bacon’s bonus is based upon a Performance Measure which is weighted as follows: 35% Company EBIT, and 65% EBIT of his business unit. Mr. Bacon’s business unit includes Meridian VAT and non-U.S. Accounts Payable. Achievement of Target Performance for any one of the five periods (each of the four quarters and the full year) would entitle him to 8% of his base salary. Achievement of Minimum Performance for any of the five periods would entitle him to 2% of his base salary. Achievement of Maximum Performance for any of the five periods would entitle him to 16% of his base salary. Thus, if Minimum Performance were achieved for all of the five periods, his bonus would equal 10% of his base salary, if Target Performance were achieved for all of the five periods, his bonus would equal 40% of his base salary, and if Maximum Performance were achieved for all of the five periods his bonus would equal 80% of his base salary. If Performance falls between Minimum and Target, or between Target and Maximum, Mr. Bacon’s bonus will be prorated accordingly.
      Mr. Benjamin’s bonus is based upon a Performance Measure which is weighted as follows: 35% Company EBIT, and 65% EBIT of his business unit. Mr. Benjamin’s business unit includes U.S. Accounts Payable only. Achievement of Target Performance for any one of the five periods (each of the four quarters and the full year) would entitle him to 8% of his base salary. Achievement of Minimum Performance for any of the five periods would entitle him to 2% of his base salary. Achievement of Maximum Performance for any of the five periods would entitle him to 16% of his base salary. Thus, if Minimum Performance were achieved for all of the five periods, his bonus would equal 10% of his base salary, if Target Performance were achieved for all of the five periods, his bonus would equal 40% of his base salary, and if Maximum Performance were achieved for all of the five periods his bonus would equal 80% of his base salary. If Performance falls between Minimum and Target, or between Target and Maximum, Mr. Bacon’s bonus will be prorated accordingly.
      Bonus amounts are based on year-to-date adjusted base salary earnings, except as noted above with respect to Mr. Toma. Bonuses will be paid anytime between 60 and 75 days after the end of the fiscal year 2005.
      Reimbursement for Certain Legal Fees. During the negotiation of the Change of Control and Restrictive Covenant agreements implementing the Company’s change of control program (previously reported on Forms 8-K filed on February 11, 2005 and on October 26, 2004), an independent law firm was retained in the fourth quarter of 2004 to represent the employees who would be participating in the change of control program, including the Named Executive Officers. The Company paid all legal fees and costs incurred in connection with such representation. This benefit was allocated in an amount equal to $2,972.71 for each Named Executive Officer (the remainder of the legal bill was allocated to other employees).

PART III
ITEM 10.                       Directors and Executive Officers of the Registrant
      The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned “Election of Directors” of our definitive proxy statement (the “Proxy Statement”) for the Annual Meeting of Stockholders to be held May 3, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Audit Committee” of the Proxy Statement. We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics free of charge from our website, www.prgx.com. The information required with respect to our executive officers is incorporated herein by reference to the information contained in the section captioned “Executive Officers” of the Proxy Statement.
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
ITEM 14.                       Principal Accountant Fees and Services
      The information required by Item 14. of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountants’ Fees and Services” of the Proxy Statement.

PART IV
ITEM 15.                       Exhibits and Financial Statement Schedules
      (a) Documents filed as part of the report
      (1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 45.
      (2) Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	S-1
      (3) Exhibits

Exhibit
Number		Description

3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K/A filed April 3, 2002).
4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	—	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	—	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.
4.4	—	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).
4.5	—	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
4.6	—	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.1	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Cook (incorporated by reference to Exhibit 10.4 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).
10.2	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Toma (incorporated by reference to Exhibit 10.5 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).

Exhibit
Number		Description

10.3	—	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).
10.4	—	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).
10.5	—	First Amendment, dated March 7, 1997, to Employment Agreement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1996).
10.6	—	Second Amendment to Employment Agreement, dated September 17, 1997, between The Profit Recovery Group International, I, Inc. and Mr. John M. Cook (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).
10.7	—	Description of 2001-2005 Compensation Arrangement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2000).
*10.8	—	Letter Agreement, dated May 25, 1995, between Wal-Mart Stores, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s March 26, 1996 registration statement No. 333-1086 on Form S-1).
10.9	—	Description of 2001 Compensation Arrangement between Registrant and Mr. John M. Toma (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.10	—	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).
10.11	—	Non-qualified Stock Option Agreement between Mr. John M. Cook and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.12	—	Non-qualified Stock Option Agreement between Mr. John M. Toma and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).
10.13	—	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).
10.14	—	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.15	—	Credit Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. and certain subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of December 31, 2001 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed January 23, 2002).
10.16	—	Pledge Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.17	—	Security Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.18	—	First Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of February 7, 2002 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 2001).

Exhibit
Number		Description

10.19	—	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.20	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.21	—	Amendment to Employment Agreement, as amended, between Mr. John M. Toma and Registrant, dated May 14, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.22	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.23	—	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.24	—	Amended and Restated Standstill Agreement, dated as of August 21, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.25	—	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.26	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.27	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.28	—	Second Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of August 19, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.29	—	Third Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of September 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.30	—	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).
10.31	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated March 7, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003).
10.32	—	Waiver to the covenant violations to the Credit Agreement, dated September 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003).
10.33	—	Fourth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of November 12, 2003 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-K for the year ended December 31, 2003).

Exhibit
Number		Description

10.34	—	Employment Agreement between Registrant and Mr. James L. Benjamin, dated as of October 28, 2002 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2003).
10.35	—	Form of Employment Agreement between Mr. James E. Moylan, Jr. and Registrant, dated as of March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
10.36	—	Fifth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 4, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
10.37	—	Sixth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 25, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).
10.38	—	PRG Schultz International, Inc. 2004 Executive Incentive Plan as approved by shareholders on May 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004).
10.39	—	Waiver to the covenant violations to the Credit Agreement, as amended, dated October 25, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).
10.40	—	Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 6, 2004).
10.41	—	Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (as modified on December 7, 2004) (incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed on December 13, 2004).
10.42	—	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).
10.43	—	Amendment to Employment Agreement and Restrictive Covenant Agreement between Mr. John M. Cook and Registrant dated March 7, 2005.
**10.44	—	Change of Control and Restrictive Covenant Agreement between Mr. James E. Moylan, Jr. and Registrant dated February 14, 2005.
**10.45	—	Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005.
**10.46	—	Change of Control and Restrictive Covenant Agreement between Mr. Richard J. Bacon and Registrant dated February 14, 2005.
**10.47	—	Change of Control and Restrictive Covenant Agreement between Mr. James L. Benjamin and Registrant dated February 14, 2005.
10.48	—	Summary of compensation arrangements with non-employee directors of the Registrant.
10.49	—	Summary of compensation arrangements with executive officers of Registrant.
10.50	—	Employment Agreement between Registrant and Mr. Richard J. Bacon, dated as of July 15, 2003.
10.51	—	September 11, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon.
10.52	—	December 2, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon.
10.53	—	May 1, 2004 Amendment to Employment Agreement with Mr. Richard J. Bacon.
10.54	—	February 2005 Addendum to Employment Agreement with Mr. Richard J. Bacon.
14.1	—	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

Exhibit
Number		Description

21.1	—	Subsidiaries of the Registrant.
23.1	—	Consent of KPMG LLP.
31.1	—	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2004.
31.2	—	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2004.
32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2004.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

**	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

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

	Title	Date
Signature

/s/ John M. Cook John M. Cook	President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 16, 2005

/s/ James E. Moylan, Jr. James E. Moylan, Jr.	Executive Vice President — Finance Chief Financial Officer and Treasurer, (Principal Financial Officer)	March 16, 2005

/s/ Michael D. Picchi Michael D. Picchi	Senior Vice President — Finance and Controller (Principal Accounting Officer)	March 16, 2005

/s/ Arthur N. Budge, Jr. Arthur N. Budge, Jr.	Director	March 16, 2005

/s/ David A. Cole David A. Cole	Director	March 16, 2005

/s/ Gerald E. Daniels Gerald E. Daniels	Director	March 16, 2005

/s/ Jonathan Golden Jonathan Golden	Director	March 16, 2005

/s/ Garth H. Greimann Garth H. Greimann	Director	March 16, 2005

/s/ N. Colin Lind N. Colin Lind	Director	March 16, 2005

	Title	Date
Signature

/s/ Thomas S. Robertson Thomas S. Robertson	Director	March 16, 2005

/s/ Jimmy M. Woodward Jimmy M. Woodward	Director	March 16, 2005

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)

		Additions		Deductions

	Balance at	Charge to		Credited to	Balance at
	Beginning	Costs and		Accounts	End of
Description	of Year	Expenses	Acquisitions	Receivable (1)	Year

2004
Allowance for accounts receivable	$3,236	1,312	—	(1,033)	$3,515
Allowance for employee advances and miscellaneous receivables	$4,760	2,590	—	(4,017)	$3,333
Deferred tax valuation allowance	$24,967	72,287	—	—	$97,254
2003
Allowance for accounts receivable	$4,937	525	—	(2,226)	$3,236
Allowance for employee advances and miscellaneous receivables	$4,188	4,174	—	(3,602)	$4,760
Deferred tax valuation allowance	$20,374	4,593	—	—	$24,967
2002
Allowance for accounts receivable	$5,871	1,836	2,479	(5,249)	$4,937
Allowance for employee advances and miscellaneous receivables	$2,796	1,472	620	(700)	$4,188
Deferred tax valuation allowance	$21,929	(1,555)	—	—	$20,374

(1)	Write-offs, net of recoveries

S-1