Form 10-K/A
period 2004-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2005-04-06
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28000

PRG-Schultz International, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2213805
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Galleria Parkway	30339-5986
Suite 100	(Zip Code)
Atlanta, Georgia
(Address of principal executive offices)

Registrant’s telephone number, including area code: (770) 779-3900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
Preferred Stock Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).Yes ☑ No ☐

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

     Common shares of the registrant outstanding as of March 31, 2005 were 62,040,589, including shares held by affiliates of the registrant.

Documents Incorporated by Reference

None

PRG-SCHULTZ INTERNATIONAL, INC.

FORM 10-K/A
Amendment No. 1

		Page
	Explanatory Note	1

Part II
Item 9A.	Controls and Procedures	2

Part IV
Item 15.	Exhibits and Financial Statement Schedules	5

Signatures		9
EX-10.48 SUMMARY OF COMPENSATION ARRANGEMENTS
EX-23.1 CONSENT OF KPMG LLP
EX-31.1 CERTIFICATION OF THE CEO
EX-31.2 CERTIFICATION OF THE CFO
EX-32.1 CERTIFICATION OF THE CEO AND CFO

EXPLANATORY NOTE

     PRG-Schultz International, Inc. is filing this amendment to its Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 16, 2005 (“Original Filing”) in accordance with the Commission’s Exemptive Order # 34-50754, to:

•	include a Report of Independent Registered Public Accounting Firm relating to our internal control over financial reporting,

•	amend Item 9A to include Management’s Annual Report on Internal Control Over Financial Reporting,

•	to include a revised Consent of Independent Registered Public Accounting Firm required as a result of the revisions discussed above, and

•	file a revised directors’ compensation description.

     As a result of these amendments, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been expanded pursuant to the Exemptive Order. These certifications, together with the certification pursuant to Section 906 of the Sarbanes-Oxley Act, have been re-executed and re-filed as of the date of this Form 10-K/A.

     Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Filing.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

     The Company’s management conducted an evaluation, with the participation of its Chairman and Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, due to material weaknesses in its internal controls relating to the accounting for revenue and the reserve for estimated refunds, and for income taxes, as described below.

b) Management’s Annual Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.

     A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting, due to material weaknesses associated with the accounting for revenue and the reserve for estimated refunds, and for income taxes, as described below.

     The first material weakness relates to ineffective oversight and review of the accounting for revenue and the reserve for estimated refunds, resulting from the following matters:

•	Inexperienced and inadequately trained personnel;

•	Inadequate design of review controls regarding the evidence supporting the subjective factors in the Company’s calculation of the reserve for estimated refunds; and

•	Inadequate design of review controls at the corporate level over the determination of when the Company’s services are considered performed to ensure that revenue is recognized in the proper period.

     This material weakness could result in material misstatements in amounts reported for revenue and the reserve for estimated refunds in the Company’s annual and interim consolidated financial statements.

     The second material weakness relates to ineffective oversight and review of the Company’s income tax accounting practices. Specifically, the Company did not maintain adequate review procedures related to the determination of its current and deferred tax assets and the related valuation allowances, which could result in material misstatements in amounts reported for income tax assets and income tax expense in the Company’s annual and interim consolidated financial statements.

     The Company’s independent registered public accountants, KPMG LLP, have audited and issued their attestation report on management’s assessment of the Company’s internal control over financial reporting. The report of KPMG LLP appears in paragraph c) of this Item 9A.

c) Attestation Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
PRG-Schultz International, Inc.:

     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that PRG-Schultz International, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses in internal control over financial reporting associated with ineffective oversight and review over both revenue and the reserve for estimated refunds, and income tax accounting practices, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2004: Management identified a material weakness relating to ineffective oversight and review of the accounting for revenue and the reserve for estimated refunds, resulting from: (a) inexperienced and inadequately trained personnel; (b) inadequate design of review controls regarding the evidence supporting the subjective factors in the Company’s calculation of the reserve for estimated refunds; and (c) inadequate design of review controls at the corporate level over the determination of when the Company’s services are considered performed to ensure that revenue is recognized in the proper period. Management also identified a material weakness relating to ineffective oversight and review of the Company’s income tax accounting practices. Specifically, the Company did not maintain adequate review procedures related to the determination of its current and deferred tax assets and the related valuation allowances.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

KPMG LLP

Atlanta, Georgia
April 5, 2005

d) Changes in Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

e) Remediation Plan

     The Company is implementing the following remediation steps to address the first material weakness noted in paragraph b) of Item 9A above:

•	Clarification of control procedures and additional training for affected personnel;

•	Enhancement of controls over the reserve for estimated refunds calculation, including additional controls over supporting data extraction and management review; and

•	Additional controls at the corporate level over the determination of when the Company’s services are considered performed to ensure that revenue is recognized in the proper period.

     Management believes these new policies and procedures, once fully implemented, will be effective in remediating this material weakness.

     To remediate the second material weakness noted in paragraph b) of Item 9A above, the Company has established additional review steps by management to prevent and detect errors in the calculation and roll-forward of the Company’s current and deferred tax assets and related valuation allowances. Management believes these additional procedures, once fully implemented, will be effective in remediating this material weakness.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of the report

(1)	Consolidated Financial Statements:

The following consolidated financial information was previously filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Operations for the Years ended December 31, 2004, 2003 and 2002
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

The following schedule was previously filed as part of this report:

Schedule II – Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

3.2	—	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K/A filed April 3, 2002).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	—	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	—	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

4.4	—	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	—	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.6	—	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

#10.1	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Cook (incorporated by reference to Exhibit 10.4 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).

#10.2	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Toma (incorporated by reference to Exhibit 10.5 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).

#10.3	—	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

Exhibit
Number		Description
#10.4	—	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

#10.5	—	First Amendment, dated March 7, 1997, to Employment Agreement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1996).

#10.6	—	Second Amendment to Employment Agreement, dated September 17, 1997, between The Profit Recovery Group International, I, Inc. and Mr. John M. Cook (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).

#10.7	—	Description of 2001-2005 Compensation Arrangement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-K for the year ended December 31, 2000).

*10.8	—	Letter Agreement, dated May 25, 1995, between Wal-Mart Stores, Inc. and Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s March 26, 1996 registration statement No. 333-1086 on Form S-1).

#10.9	—	Description of 2001 Compensation Arrangement between Registrant and Mr. John M. Toma (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K for the year ended December 31, 2000).

#10.10	—	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).

#10.11	—	Non-qualified Stock Option Agreement between Mr. John M. Cook and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

#10.12	—	Non-qualified Stock Option Agreement between Mr. John M. Toma and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

#10.13	—	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.14	—	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.15	—	Credit Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. and certain subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of December 31, 2001 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed January 23, 2002).

10.16	—	Pledge Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.17	—	Security Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.18	—	First Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of February 7, 2002 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.19	—	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

#10.20	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

#10.21	—	Amendment to Employment Agreement, as amended, between Mr. John M. Toma and Registrant, dated May 14, 2002 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

Exhibit
Number		Description
#10.22	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

#10.23	—	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.24	—	Amended and Restated Standstill Agreement, dated as of August 21, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.25	—	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.26	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.27	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.28	—	Second Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of August 19, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.29	—	Third Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of September 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.30	—	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

#10.31	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated March 7, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003).

10.32	—	Waiver to the covenant violations to the Credit Agreement, dated September 29, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2003).

10.33	—	Fourth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of November 12, 2003 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-K for the year ended December 31, 2003).

#10.34	—	Employment Agreement between Registrant and Mr. James L. Benjamin, dated as of October 28, 2002 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2003).

#10.35	—	Form of Employment Agreement between Mr. James E. Moylan, Jr. and Registrant, dated as of March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

10.36	—	Fifth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 4, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

10.37	—	Sixth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 25, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

#10.38	—	PRG Schultz International, Inc. 2004 Executive Incentive Plan as approved by shareholders on May 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004).

Exhibit
Number		Description
10.39	—	Waiver to the covenant violations to the Credit Agreement, as amended, dated October 25, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.40	—	Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 6, 2004).

10.41	—	Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (as modified on December 7, 2004) (incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed on December 13, 2004).

#10.42	—	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

#+10.43	—	Amendment to Employment Agreement and Restrictive Covenant Agreement between Mr. John M. Cook and Registrant dated March 7, 2005.

#+**10.44	—	Change of Control and Restrictive Covenant Agreement between Mr. James E. Moylan, Jr. and Registrant dated February 14, 2005.

#+**10.45	—	Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005.

#+**10.46	—	Change of Control and Restrictive Covenant Agreement between Mr. Richard J. Bacon and Registrant dated February 14, 2005.

#+**10.47	—	Change of Control and Restrictive Covenant Agreement between Mr. James L. Benjamin and Registrant dated February 14, 2005.

#10.48	—	Summary of compensation arrangements with non-employee directors of the Registrant.

#+10.49	—	Summary of compensation arrangements with executive officers of Registrant.

#+10.50	—	Employment Agreement between Registrant and Mr. Richard J. Bacon, dated as of July 15, 2003.

#+10.51	—	September 11, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon.

#+10.52	—	December 2, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon.

#+10.53	—	May 1, 2004 Amendment to Employment Agreement with Mr. Richard J. Bacon.

#+10.54	—	February 2005 Addendum to Employment Agreement with Mr. Richard J. Bacon.

14.1	—	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

+21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of KPMG LLP.

31.1	—	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2004.

31.2	—	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2004.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2004.

*	Confidential treatment, pursuant to 17 CFR Secs. 200.80 and 230.406, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

**	Confidential treatment, pursuant to 17 CFR Secs. 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

#	The indicated Exhibit is a Management Contract or Compensation Arrangement, as described in Item 601(b)(10)(iii)(A) of Regulation S-K.

+	The indicated Exhibit was previously filed with Form 10-K for the year ended December 31, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

April 5, 2005	By:	JAMES E. MOYLAN

James E. Moylan
Executive Vice President, — Finance,
Chief Financial Officer and Treasurer