Form 10-Q
period 2005-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2005-05-10
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Registrant’s telephone number, including area code: (770) 779-3900
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes     ☑     No     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes     ☑     No     ☐
      Common shares of the registrant outstanding at April 30, 2005 were 62,306,089.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2005	2004

Revenues	$76,522	$87,649
Cost of revenues	50,354	57,629
Selling, general and administrative expenses	28,786	33,206

Operating loss	(2,618)	(3,186)
Interest (expense)	(1,927)	(2,277)
Interest income	117	181

Loss from continuing operations before income taxes and discontinued operations	(4,428)	(5,282)
Income taxes	687	(2,007)

Loss from continuing operations before discontinued operations	(5,115)	(3,275)
Discontinued operations (Note B):
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income tax expense of $5,401 in 2004	219	8,122

Earnings from discontinued operations	219	8,122

Net earnings (loss)	$(4,896)	$4,847

Basic earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(0.08)	$(0.05)
Discontinued operations	—	0.13

Net earnings (loss)	$(0.08)	$0.08

Diluted earnings (loss) per share (Note C):
Loss from continuing operations before discontinued operations	$(0.08)	$(0.05)
Discontinued operations	—	0.13

Net earnings (loss)	$(0.08)	$0.08

Weighted-average shares outstanding (Note C):
Basic	61,976	61,693

Diluted	61,976	61,693

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents (Note F)	$14,617	$12,596
Restricted cash	145	120
Receivables:
Contract receivables, less allowances of $3,180 in 2005 and $3,515 in 2004	44,515	57,514
Employee advances and miscellaneous receivables, less allowances of $2,339 in 2005 and $3,333 in 2004	3,658	3,490

Total receivables	48,173	61,004

Funds held for client obligations	26,985	30,920
Prepaid expenses and other current assets	5,629	4,129
Deferred income taxes	1,951	1,951

Total current assets	97,500	110,720
Property and equipment:
Computer and other equipment	64,076	62,858
Furniture and fixtures	7,746	7,778
Leasehold improvements	9,265	9,312

	81,087	79,948
Less accumulated depreciation and amortization	56,591	53,475

Property and equipment, net	24,496	26,473

Goodwill	170,667	170,684
Intangible assets, less accumulated amortization of $4,415 in 2005 and $4,068 in 2004	29,885	30,232
Other assets	3,706	3,827

	$326,254	$341,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Obligations for client payables	$26,985	$30,920
Accounts payable and accrued expenses	20,897	24,395
Accrued payroll and related expenses	34,518	41,791
Deferred revenue	4,343	6,466

Total current liabilities	86,743	103,572
Long-term bank debt	6,300	—
Convertible notes, net of unamortized discount of $1,631 in 2005 and $1,714 in 2004	123,369	123,286
Deferred compensation	1,378	2,195
Deferred income taxes	4,201	4,201
Other long-term liabilities	4,805	5,098

Total liabilities	226,796	238,352

Shareholders’ equity (Note G):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 68,069,114 shares in 2005 and 67,658,656 shares in 2004	68	68
Additional paid-in capital	495,526	493,532
Accumulated deficit	(347,875)	(342,979)
Accumulated other comprehensive income	1,748	1,740
Treasury stock at cost; 5,764,525 shares in 2005 and 2004	(48,710)	(48,710)
Unearned portion of restricted stock	(1,299)	(67)

Total shareholders’ equity	99,458	103,584

Commitments and contingencies (Note H)	$326,254	$341,936

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net earnings (loss)	$(4,896)	$4,847
Gain on disposal of discontinued operations	(219)	(8,122)

Loss from continuing operations	(5,115)	(3,275)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,227	4,431
Restricted stock compensation expense	69	(25)
Gain (loss) on sale of property and equipment	(3)	21
Deferred income taxes	—	(3,286)
Income tax benefit relating to stock option exercises	1	—
Changes in operating assets and liabilities:
Restricted cash securing letter of credit obligation	(27)	5,463
Receivables	12,416	870
Prepaid expenses and other current assets	(1,535)	(41)
Other assets	(237)	(17)
Accounts payable and accrued expenses	(2,618)	(1,206)
Accrued payroll and related expenses	(6,808)	1,312
Deferred revenue	(1,910)	1,794
Deferred compensation expense	(817)	(464)
Other long-term liabilities	(293)	(199)

Net cash provided by (used in) operating activities	(2,650)	5,378

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(1,906)	(4,141)
Proceeds from sale of certain discontinued operations	—	19,116

Net cash provided by (used in) investing activities	(1,906)	14,975

Cash flows from financing activities:
Net borrowings (repayments) of debt	6,300	(25,100)
Net proceeds from common stock issuances	692	223

Net cash provided by (used in) financing activities	6,992	(24,877)

Net cash provided by (used in) discontinued operations	234	(1,391)
Effect of exchange rates on cash and cash equivalents	(649)	(634)

Net change in cash and cash equivalents	2,021	(6,549)
Cash and cash equivalents at beginning of period	12,596	26,658

Cash and cash equivalents at end of period	$14,617	$20,109

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$189	$107

Cash paid during the period for income taxes, net of refunds received	$196	$1,107

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004
(Unaudited)
Note A — Basis of Presentation
      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In preparing Condensed Consolidated Financial Statements (Unaudited), it is necessary for management to make assumptions and estimates affecting the amounts reported in such financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
      For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

(1)	Employee Stock Compensation Plans
      At March 31, 2005, the Company had two stock compensation plans and an employee stock purchase plan (the “Plans”). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited) except for compensation amounts relating to grants of shares of restricted stock issued in 2005 and 2000. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.
      Pro forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The following pro forma information has been determined as if the Company had accounted for its employee stock options as an operating expense under the fair value method of SFAS No. 123. The fair value of these options was estimated as of the date of grant using the Black-Scholes option valuation model.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pro forma information for the three months ended March 31, 2005 and 2004 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings per share information):

	Three Months Ended
	March 31,

	2005	2004

Numerator for basic and diluted pro forma net earnings (loss) per share:
Net earnings (loss) before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(4,896)	$4,847
Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $(650) in 2005 and $(848) in 2004	(1,003)	(1,309)

Pro forma net earnings (loss)	$(5,899)	$3,538

Denominator for diluted pro forma net earnings (loss) per share:
Weighted-average shares outstanding, as reported for basic earnings (loss) per share	61,976	61,693
Effect of dilutive securities:
Employee stock options	—	—

Denominator for pro forma diluted earnings (loss) per share	61,976	61,693

Pro forma net earnings (loss) per share:
Basic — as reported	$(0.08)	$0.08

Basic — pro forma	$(0.10)	$0.06

Diluted — as reported	$(0.08)	$0.08

Diluted — pro forma	$(0.10)	$0.06

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-month periods ended March 31, 2005 and 2004, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.
      When the Company adopts SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payments, as discussed below, it will include the expense associated with share-based payments issued to employees in its Condensed Consolidated Statements of Operations (Unaudited). The Company is currently scheduled to adopt SFAS No. 123(R) at the beginning of 2006. The Company has not yet completed its assessment of which valuation model or transition option to select.

(2)	New Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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
      As of the required effective date, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R) (see Note A(1) for pro forma disclosures). The impact of this Statement on future periods cannot be estimated at this time.
      On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first annual period after June 15, 2005.
Note B — Discontinued Operations

(a)	Revenue-Based Royalty from Sale of Logistics Management Services in 2001
      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with an additional amount payable in the form of a revenue-based royalty over four years, of which $1.9 million had been cumulatively received through March 31, 2005.
      During the first quarters of 2005 and 2004, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million and $0.1 million, respectively, net of tax expenses of approximately $-0- million and $0.1 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

(b)	Sale of Discontinued Operations — French Taxation Services in 2001
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005 exchange rates, the payment date), to resolve the buyer’s warranty claims with respect to a commission dispute with Meridian. During the fourth quarter of 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.

(c)	Sale of Communications Services
      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Services operations to TSL (DE) Corp., a newly formed company whose principal investor is One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million, subject to possible adjustments for final determination of the sale-date working capital transferred and finalization of the effective tax rate to be applied. Operating results for Communications Services during the phase-out period were a loss of $(0.3) million, net of an income tax benefit of $(0.2) million.
Note C — Diluted Earnings (Loss) Per Share
      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended
	March 31,

	2005	2004

Numerator for diluted earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(5,115)	$(3,275)
After-tax interest expense, including amortization of discount on convertible notes	—	—

Loss for purposes of computing diluted earnings (loss) per share from continuing operations	(5,115)	(3,275)
Discontinued operations	219	8,122

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(4,896)	$4,847

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	61,976	61,693
Effect of dilutive securities:
Employee stock options	—	—
Convertible notes	—	—

Denominator for diluted earnings (loss) per share	61,976	61,693

Diluted earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(0.08)	$(0.05)
Discontinued operations	—	0.13

Net earnings (loss)	$(0.08)	$0.08

      For the three months ended March 31, 2005 and 2004, 4.6 million and 6.3 million stock options, respectively, were excluded from the computation of diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect.
      Additionally, for the three months ended March 31, 2005 and 2004, 16.1 million shares related to the convertible notes were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

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
      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three months ended March 31, 2005 and 2004 is as follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total

Three Months Ended March 31, 2005
Revenues	$66,301	$10,221	$—	$76,522
Operating income (loss)	4,828	2,686	(10,132)	(2,618)
Three Months Ended March 31, 2004
Revenues	$79,079	$8,570	$—	$87,649
Operating income (loss)	10,271	772	(14,229)	(3,186)
Note E — Comprehensive Income
      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2005 and 2004, the Company’s consolidated comprehensive income (loss) was $(4.9) million and $4.5 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F — Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
      At March 31, 2005 and December 31, 2004, the Company had cash and cash equivalents of $14.6 million and $12.6 million, respectively, of which cash equivalents represent approximately $0.7 million and $1.6 million, respectively. The Company did not have any cash equivalents at U.S. banks at March 31, 2005. At December 31, 2004, the Company had $0.2 million in cash equivalents at U.S. banks. At March 31, 2005 and December 31, 2004, certain of the Company’s international subsidiaries held $0.7 million and $1.4 million, respectively, in temporary investments, the majority of which were at banks in Latin America and the United Kingdom, respectively.
Note G — Shareholders’ Equity
      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At March 31, 2005, there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of March 31, 2005, former employees had cumulatively forfeited 190,500 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at March 31, 2005 to reflect cumulative forfeitures to date), the Company will recognize $39 thousand in compensation expense before any future forfeitures. The Company recognized $18 thousand and $(25) thousand of compensation expense related to these Stock Awards for the three months ended March 31, 2005 and 2004, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of Stock Awards by $10 thousand and $81 thousand for the three months ended March 31, 2005 and 2004, respectively.
      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, on October 19, 2004, the Company’s Compensation Committee approved a program under which the Company modified employment and compensation arrangements with certain management employees as disclosed in the Company’s Report on Form 8-K filed on October 26, 2004. Under the program, the officers were offered additional benefits related to certain termination and change of control events when they agreed to revised restrictive covenants.
      Among the additional benefits, restricted stock awards representing 240,000 shares in the aggregate, and 25,000 shares of the Company’s common stock were granted to six of the Company’s officers in February 2005 and to a senior management employee in March 2005, respectively. The total 265,000 restricted shares of these grants are subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the three-year vesting period, the Company will incur non-cash stock compensation expense relating to the restricted stock awards. Based on the closing stock price on the dates of the grants, the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company will incur non-cash stock compensation expense of $1.3 million over the three-year vesting period. The Company recognized $52 thousand of compensation expense related to these Stock Awards for the three months ended March 31, 2005.
      The Company has issued no preferred stock through March 31, 2005, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Company’s Shareholder Protection Rights Agreement. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board of Directors, without any further votes or action by the shareholders.
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
      On February 8, 2005, the Company entered into a Stipulation of Settlement (“Settlement”) with Plaintiffs’ counsel, on behalf of all putative class members, pursuant to which it agreed to settle the consolidated class action for $6.75 million, which payment is to be made by the insurance carrier for the Company. On February 10, 2005, the Court preliminarily approved the terms of the Settlement. Consistent with the Federal Rules of Civil procedure, the class has been provided notice of the Settlement and will be given the right to object or opt-out of the Settlement. The Court will hold a final approval hearing on May 26, 2005. Final settlement of the consolidated class action is subject to final approval by the Court.
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
     (2) Indemnification and Consideration Concerning Certain Future Asset Impairment Assessments
      The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) they pay on

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
their fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc (“Barclays”), whereby it sold the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility, including markedly higher costs and a series of stipulated cumulative reductions to the facility’s aggregate capacity. TVR repaid all amounts owing to Barclays during March 2004 and terminated the facility during June 2004. As a result of changes to the facility occurring during the second half of 2003, DKV transferred certain TVR clients to another VAT service provider resulting in a reduction in the processing fee revenues Meridian derives from TVR. As of December 31, 2004, the transfer of all DKV customer contracts from TVR to another VAT service provider was completed. TVR will continue to process existing claims and collect receivables and pay these to Meridian and DKV in the manner agreed between the parties.
      Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian’s revenues from TVR were $0.4 million for the three months ended March 31, 2004). As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.1 million at March 31, 2005 exchange rates and $2.2 million at December 31, 2004 exchange rates. This investment is included in Other Assets on the Company’s accompanying March 31, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets (Unaudited).
     (3) Standby Letters of Credit
      On November 30, 2004, the Company entered into a standby letter of credit under its Senior Bank Credit Facility in the face amount of 3.5 million Euros ($4.5 million at March 31, 2005 exchange rates). The letter of credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current annual interest rate of the letter of credit was 3.0% at March 31, 2005. There were no borrowings outstanding under the letter of credit at March 31, 2005.
      Additionally, on November 30, 2004, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.2 million. The letter of credit is required by an insurer in which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the letter of credit was 3.0% at March 31, 2005. There were no borrowings outstanding under the letter of credit at March 31, 2005.
      On January 25, 2005, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.3 million. The letter of credit is required by an additional insurer in which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the letter of credit was 3.0% at March 31, 2005. There were no borrowings outstanding under the letter of credit at March 31, 2005.
     (4) Client Bankruptcy
      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On March 24, 2005, a lawsuit was filed against the Company by the post confirmation trust for a portion of the debtor’s estate seeking recovery of the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$5.5 million as a preference payment. The Company believes that it has valid defenses against this lawsuit. The Company has offered to settle such claim. Accordingly, the Company recorded an expense provision of $0.2 million with respect to this matter during the fourth quarter of 2004.
     (5) Industrial Development Authority Grants
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.8 million at March 31, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 225 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation has not yet been determined. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s accompanying Condensed Consolidated Statement of Operations (Unaudited) for the three months ended March 31, 2005 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 prior to September 2007 and that grants will need to be repaid to IDA, the Company will be required to recognize an expense at that time. This expense could be material to the Company’s results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s Condensed Consolidated Financial Statements (Unaudited), which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations updates the information provided in and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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

Revenue Recognition
      The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified (contingent fee contracts).
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
      The Company generally recognizes revenue on the accrual basis, except with respect to the contingent fee based VAT Reclaim division of the Company’s Meridian VAT Reclaim (“Meridian”) business, along with certain international Accounts Payable Services units. Revenue is generally recognized on a contingent fee basis for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, related to underlying claims that were ultimately rejected by the Company’s customers’ vendors. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund of such amount. The Company records such refunds as a reduction of revenue.

      The contingent fee based VAT Reclaim division of the Company’s Meridian business, along with certain other international Accounts Payable Services units, recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (“SAB No. 104”). Based on the guidance in SAB No. 104, Meridian defers recognition of contingent fee revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients.

Audit Contract for State of California Medicare
      On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (CMS), the federal agency that administers the Medicare program, has awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. California spends over $23 billion on Medicare disbursements annually. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company has sub-contracted with Concentra Preferred Systems, the nation’s largest provider of specialized cost containment services for the healthcare industry, which will add its clinical experience to the Company’s expertise in recovery audit services.
      The contract was awarded as part of a pilot program by CMS to recover overpayments on behalf of taxpayers through the use of recovery auditing. The Company began to incur capital expenditures and employee compensations costs related to this contract in the first quarter of 2005. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract, which are currently expected in the quarter ending September 30, 2005. The Company believes this contract represents a large opportunity to solidify its presence in the growing healthcare recovery audit sector and will prove to be beneficial to future earnings.
      Medicare is the second largest Federal benefit program and represents over $250 billion in annual benefit outlays. Combined with Medicaid, the two programs constitute the largest single purchaser of healthcare in the world and 33 cents of every dollar of healthcare spent in the United States. A provision in the Medicare Prescription Drug Improvement, and Modernization Act of 2003 (MMA, P.L. 108-173) required the Department of Health and Human Services (HHS) to conduct a demonstration project to evaluate the use of recovery audit contractors in identifying Medicare underpayments and overpayments and to recoup overpayments. The section allows HHS to pay the recovery audit contractors on a contingency basis.

Evaluation of Strategic Alternatives
      On October 21, 2004, the Company announced that its Board of Directors, in response to several inquiries received by the Company, has decided to explore the Company’s strategic alternatives, including a possible sale of the Company. The Board, together with its financial advisor, CIBC World Markets Corp., continues to evaluate the Company’s options and determine the course of action that is in the best interests of its shareholders. The exploration of strategic alternatives is ongoing and the Company has met with a number of interested parties; however, the Company is not engaged in any negotiations at this time and there can be no assurance that any transaction or other corporate action will result from this effort.

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

“Business — The PRG-Schultz Strategy” of the Company’s Form 10-K for the year ended December 31, 2004.
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
      The Model Evolution project is initially concentrating on the U.S. Accounts Payable Services business and domestic corporate support functions. The Company has conducted the U.S.-based aspect of its work through most of 2004 and expects to approach the final stage in 2005. The Company continues to drive towards a goal of run-rate basis cost savings, compared to the 2003 level, of approximately $16.0 million to $20.0 million upon completion of the U.S.-based work effort. A significant portion of these expected cost savings are being targeted for reinvestment to fund the cost of new growth initiatives, including significant additional financial commitments to international Accounts Payable Services expansion and new business development. In implementing this service model initiative, the Company has incurred significant expenses for items such as employee severances, the closure of offices and the fees of outside advisors. The Company’s exploration of strategic alternatives is not expected to negatively impact the timing for completion of the Company’s strategic business initiatives work.

Critical Accounting Policies
      The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain of these accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.

Results of Operations
      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months
	Ended
	March 31,

	2005	2004

Revenues	100.0%	100.0%
Cost of revenues	65.8	65.7
Selling, general and administrative expenses	37.6	37.9

Operating (loss)	(3.4)	(3.6)
Interest (expense)	(2.5)	(2.6)
Interest income	0.1	0.2

Loss from continuing operations before income taxes and discontinued operations	(5.8)	(6.0)
Income taxes	0.9	(2.3)

Loss from continuing operations before discontinued operations	(6.7)	(3.7)
Discontinued operations:
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income taxes	0.3	9.2

Earnings from discontinued operations	0.3	9.2

Net earnings (loss)	(6.4)%	5.5%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).
Quarter Ended March 31, 2005 Compared to the Corresponding Period of the Prior Year

Accounts Payable Services
      Revenues. Accounts Payable Services revenues for the three months ended March 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Domestic Accounts Payable Services revenue:
Retail	$35.5	$41.2
Commercial	5.2	9.9

	40.7	51.1
International Accounts Payable Services revenue	25.6	28.0

Total Accounts Payable Services revenue	$66.3	$79.1

      For the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, the Company experienced a decline in revenues for domestic retail Accounts Payable Services. The reduction in revenues, quarter over quarter, was primarily attributable to several non-recurring audits that took place in the first quarter of last year and a reduction in revenue from certain large U.S. retail audits which was deferred and is expected to be recognized throughout 2005.
      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during the first quarter of 2005 compared to the same period of 2004. The Company believes the market for providing disbursement audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is reaching maturity with the existence of many competitors and increasing pricing pressures. While the recent performance for the commercial segment has been disappointing, the Company is evaluating alternative structures to stimulate greater revenue productivity.
      The decrease in revenues from the international portion of the Company’s Accounts Payable Services in the first quarter of 2005 compared to the first quarter of 2004 was primarily attributable to client-specific issues in the Company’s European, predominantly in the United Kingdom, ($3.1 million) and Canadian ($0.5 million) operations. These decreases in revenues were partially offset by an increase in revenues attributable to strengthening of the local currencies of the Company’s international Accounts Payable Services operations, as a whole, relative to the U.S. dollar for the three months ended March 31, 2005 ($1.1 million).
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
      Accounts Payable Services COR for the three months ended March 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Domestic Accounts Payable Services COR	$25.1	$31.6
International Accounts Payable Services COR	19.0	20.2

Total Accounts Payable Services COR	$44.1	$51.8

      The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the first three months of 2005 when compared to the same period of the prior year. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable services decreased slightly to 61.6% for the three months ended March 31, 2005, down from 61.8% in 2004.
      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services decreased over the same period of the prior year primarily due to lower revenues in the Company’s European and Canadian operations as previously discussed. The dollar decrease was partially offset by currency fluctuations in the countries in which the Company operates.
      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the quarter ended March 31, 2005 was 74.3%, up from 72.3% in the comparable period of 2004. This increase was primarily attributable to a change in revenue mix in the Company’s Canadian operations.
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

      Accounts Payable Services SG&A for the three months ended March 31, 2005 and 2004 were as follows (in millions):

	2005	2004

Domestic Accounts Payable Services SG&A	$9.4	$9.5
International Accounts Payable Services SG&A	8.0	7.5

Total Accounts Payable Services SG&A	$17.4	$17.0

      On a dollar basis, SG&A expenses decreased slightly for the Company’s domestic Accounts Payable Services operations, when compared to the same period of 2004.
      The increase in SG&A expenses for the Company’s international Accounts Payable Services operations, on a dollar basis, was primarily due to the strengthening of the international operations’ local currencies, as a whole, to the U.S. dollar.
Meridian
      Meridian’s operating income for the three months ended March 31, 2005 and 2004 was as follows (in millions):

	2005	2004

Revenues	$10.2	$8.5
Cost of revenues	6.3	5.8
Selling, general and administrative expenses	1.2	2.0

Operating income	$2.7	$0.7

      Revenues. Meridian primarily recognizes revenue in its contingent fee based VAT reclaim operations on the cash basis in accordance with SAB No. 104. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. Since Meridian has minimal influence over when the foreign governmental agencies make their respective VAT reimbursement payments, Meridian’s revenues can vary markedly from period to period.
      Revenue generated by Meridian increased $1.7 million for the three months ended March 31, 2005 when compared to the same period of 2004. Fee income on VAT refunds increased $1.0 million for the three months ended March 31, 2005 when compared to the same period of 2004. Additionally, revenue increased as a result of a $0.5 million benefit from exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, to the U.S. dollar and a $0.6 million increase in revenues from new clients attributed to initiatives to develop new service offerings. Meridian has developed new service offerings on a “fee-for-service” basis providing accounts payable and employee expense reimbursement processing for third parties. Revenue from such new “fee for service” offerings is recognized on an accrual basis pursuant to the Company’s revenue recognition policy and is expected to continue to increase throughout 2005.
      Partially offsetting the increases in Meridian’s revenues for the quarter ended March 31, 2005 was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $0.4 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. (See Note H(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).

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
      For the three months ended March 31, 2005 compared to the three months ended March 31, 2004, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings. COR as a percentage of revenues for the Company’s Meridian operations was 61.3% for the quarter ended March 31, 2005, compared to 67.3% of revenues for the same period of 2004. The decrease in COR as a percentage of revenues for Meridian was the result of an increase in revenues as discussed above combined with a lower increase in COR on a dollar basis as a result of the largely fixed nature of Meridian’s COR expenses.
      SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.
      On a dollar basis, the decrease in Meridian’s SG&A for the quarter ended March 31, 2005 compared to 2004 was due to higher professional fees relating to new business development in 2004 as compared to 2005.
Corporate Support
      SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three months ended March 31, 2005 and 2004 (in millions):

	2005	2004

Selling, general and administrative expenses	$10.1	$14.2
      The quarter-over-quarter decrease in SG&A for corporate support for the first quarter of 2005 compared to 2004, on a dollar basis, was primarily the result of the decrease in expenses incurred by the Company during 2005, as compared to 2004, relating to its strategic cost reduction initiatives previously discussed and a substantial severance payment made to the Company’s former chief financial officer in 2004.
Discontinued Operations
      During the first quarter of 2005, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment.
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
Other Items
      Interest (Expense). Interest (expense) was $1.9 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. The Company’s interest expense for the three months ended March 31, 2005 and 2004 was comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the senior bank credit facility.
      Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended March 31, 2005 and 2004 consist of federal, state and foreign income taxes at the Company’s effective tax rate. The Company’s effective tax rate approximated 15.5% and (38%) for the three months ended March 31, 2005 and 2004, respectively. The income tax expense recognized during the three months ended March 31, 2005 was primarily attributable to international operations. The change in the tax rate from a 38% benefit in 2004 to 15.5% expense in 2005 was primarily the result of the Company providing a valuation allowance against its remaining net deferred tax assets as of December 31, 2004. As a result, going forward, the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Over time, the Company believes it will fully utilize these assets as its results improve.
Liquidity and Capital Resources
      Net cash provided by (used in) operating activities was $(2.7) million in the first quarter of 2005, compared to $5.4 million in the first quarter of 2004. Cash used in operating activities during the three months ended March 31, 2005 was the result of a loss from continuing operations and a reduction in accrued payroll and related expenses partially offset by an overall reduction in accounts receivable balances. The overall 2005 change in accounts receivable balances and accrued payroll and related expenses was the result of normal operations. Cash provided by operations for the first quarter of 2004 was primarily attributable to the substitution of a standby letter of credit for $5.5 million of cash which was previously in restricted escrow.
      Net cash provided by (used in) investing activities was $(1.9) million in the first quarter of 2005 and $15.0 million in the first quarter of 2004. Cash used in investing activities during the first quarter of 2005 was due to capital expenditures of approximately $1.9 million. One of the major contributors to cash provided by investing activities during the first quarter of 2004 was the receipt of proceeds from the sale of certain discontinued operations of $19.1 million, partially offset by capital expenditures of $4.1 million.
      Net cash provided by (used in) financing activities was $7.0 million in the first quarter of 2005 versus $(24.9) million in the first quarter of 2004. The net cash provided by financing activities during the three months ended March 31, 2005 related primarily to net borrowings on the Company’s revolving credit facility. The net cash used in the three months ended March 31, 2004 related primarily to net repayments of debt.
      Net cash provided by (used in) discontinued operations was $0.2 million and $(1.4) million during the three months ended March 31, 2005 and 2004, respectively. Cash provided by discontinued operations during the quarter ended March 31, 2005 was the result of the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash used in discontinued operations during the quarter ended March 31, 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004, partially offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.
      On February 8, 2005, the Company entered into a Stipulation of Settlement (“Settlement”) to settle the consolidated class action. For additional discussion of the Settlement and certain other litigation to which the Company is a party and which may have an impact on future liquidity and capital resources, see Note H(1) to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q.

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
      Among the additional benefits, restricted stock awards representing an aggregate of 240,000 shares and 25,000 shares of the Company’s common stock were granted to six of the Company’s officers in February 2005 and a senior management employee in March 2005, respectively. The total 265,000 restricted shares of these grants are subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the three-year vesting period, the Company will incur non-cash stock compensation expense relating to the restricted stock awards. Based on the closing stock price on the dates of the grants, the Company will incur non-cash stock compensation expense of $1.3 million over the three-year vesting period. The Company recognized $52 thousand of compensation expense related to these Stock Awards for the three months ended March 31, 2005.
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
      The occurrence of certain stipulated events, as defined in the Senior Credit Facility, including but not limited to the event that the Company’s outstanding borrowings exceed the prescribed borrowing base, would require accelerated principal payments. Otherwise, so long as there is no violation of any of the covenants (or any such violations are waived), no principal payments are due until the maturity date on May 26, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. Revolving loans under the Senior Credit Facility bear interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Senior Credit Facility requires a fee for committed but unused credit capacity of 0.5% per annum. The Senior Credit Facility contains customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as those terms are defined in the Senior Credit Facility. Covenants in the previous credit facility related to Senior Leverage, Fixed Charge Coverage, and Minimum Net Worth were eliminated. At March 31, 2005, the Company was in compliance with all such covenants.

      The Company had outstanding borrowings of $6.3 million under the Senior Credit Facility at March 31, 2005. Additionally, the Company had Letters of Credit of $5.0 million under which no borrowings were outstanding at March 31, 2005. As of March 31, 2005, approximately $12.7 million remains available for revolving loans, of which approximately $5.0 million is available for Letters of Credit, under the Senior Credit Facility.
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
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005 exchange rates, the payment date), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During the fourth quarter of 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for those claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.
      On April 1, 2003, Fleming, one of the Company’s larger U.S. Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On March 24, 2005, a lawsuit was filed against the Company by the debtor’s post confirmation trust seeking recovery of the $5.5 million as a preference payment. The Company believes that it has valid defenses against this lawsuit. The Company has offered to settle such claim. Accordingly, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 includes an expense provision of $0.2 million with respect to this matter. However, if the Company is unsuccessful in defending a preference payment claim, the Company’s earnings would be reduced and the Company would be required to make unbudgeted cash payments which could strain its financial liquidity.
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.8 million at December 31, 2004 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, then the grants are repayable in full. Meridian currently employs 225 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2004 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, the Company will be required to recognize an expense at that time. This expense could be material to the Company’s results of operations.
      During 2004, the Company began expanding the service offerings of Meridian to offer outsourced accounts payable and employee expense reimbursement processing. Should the EU proposed legislation have a material adverse impact on Meridian, the Company intends to redirect most of the Meridian employees who may be affected by the proposed legislation to provide services to its core Accounts Payable Services business. The Company believes that this redirection will significantly enhance its Accounts Payable Services business internationally as well as provide the peripheral benefit of mitigating the risk of a future IDA grant repayment.
      The Company began to incur capital expenditures and employee compensations costs in the first quarter of 2005 relating to the audit contract for the State of California Medicare as previously discussed. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract, which are currently expected in the quarter ending September 30, 2005.
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
      The Company has begun implementation of the strategy and expects to finish its efforts during 2005. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. During 2004, total expense recognized relating to the implementation totaled $10.9 million. Implementation expenses expected to be recognized in 2005 are expected to be approximately $9.0 million less than in 2004. If the Company is unable to implement the strategy successfully, results of operations and cash flows could be adversely affected.
      The Company anticipates making capital expenditures in the range of $10.0 million to $12.0 million during 2005, including approximately $2.0 million to $3.0 million of capital expenditures anticipated to be incurred related to the Company’s Model Evolution efforts under its strategic plan and approximately $2.0 million anticipated to be incurred relating to the audit contract for the State of California Medicare.
      The Company believes that its working capital, current availability under its Senior Credit Facility, and cash flows generated from future operations will be sufficient to meet the Company’s working capital and capital expenditure requirements through March 31, 2006 unless it is required to make unanticipated accelerated debt repayments due to future unanticipated violations of the Senior Credit Facility that are not waived by the Lender. If a future credit ratio covenant violation under the Senior Credit Facility does occur, and if the Lender declares the then-outstanding principal to be immediately due and payable, there can be no assurance that the Company will be able to secure additional financing that will be required to make such a rapid repayment. Additionally, if such a Lender accelerated repayment demand is subsequently made and the Company is unable to honor it, cross-default language contained in the indenture underlying the Company’s separately-outstanding $125.0 million convertible notes issue, due November 26, 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that the Company will be able to secure additional financing that would be required to make such a rapid repayment.
Forward Looking Statements
      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds,

(3) statements regarding goals and plans for the future, (4) statements regarding anticipated 2005 levels of capital expenditures and strategic business initiatives costs, (5) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (6) statements regarding the impact of potential law changes and restructuring of Meridian, (7) statements regarding expected compliance with its debt facility covenants, and (8) statements regarding the Centers for Medicare & Medicaid Services (CMS) audit. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes that could delay revenue recognition;

•	if the recent economic recovery does not continue, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize anticipated revenues;

•	the possibility of clients who have filed for bankruptcy asserting a claim against the Company for preference payments: one large client that paid the Company approximately $5.5 million in the first quarter of 2003 filed a lawsuit against the Company on March 24, 2005 seeking its return as a preference payment;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	failure to successfully implement the strategic business initiatives may reduce expected future revenues;

•	the Company may not achieve anticipated expense savings;

•	the Company’s Accounts Payable Services businesses may not grow as expected and may not be able to increase the number of clients or increase claims productivity;

•	the Company’s commercial business may continue to show declines unless the Company is able to successfully develop alternative structures to increase revenue;

•	the Company’s international expansion may prove unprofitable or may take longer to accomplish than we anticipate;

•	the Company’s reorganization of the U.S. Accounts Payable Services operations in connection with the Company’s current strategic business initiatives may adversely affect the Company’s ability to generate anticipated revenues and profits, and may not be successful or may require more time, management attention or expense than we currently anticipate;

•	the Company will be required to expend substantial resources to prepare for and perform the Centers for Medicare & Medicaid Services audit and there is no guarantee that actual revenues will justify the required expenditures;

•	until the CMS pilot program is well underway, there will be no way to accurately predict the level of recoveries that will be achieved, and there is no guarantee that the level of recoveries will be significant;

•	even if CMS deems the pilot program sufficiently successful to justify further ventures, there is no guarantee that it, or any other medical claims client, will award future contracts to the Company;

•	the Company has violated its debt covenants in the past and may inadvertently do so in the future;

•	violations of the Company’s debt covenants could result in an acceleration of our outstanding bank debt (totaling $6.3 million at March 31, 2005) as well as debt under our convertible notes (totaling

$125.0 million in gross principal balance at March 31, 2005), and we may not be able to secure sufficient liquid resources to pay the accelerated debt;

•	the Company may continue to experience revenue losses or delays as a result of our U.S. retailing clients’ actual and/or potential revision of claim approval and claim processing guidelines;

•	the possibility of an adverse judgment in pending securities litigation;

•	in the Company’s pending securities litigation, a preliminary settlement between the parties which has been accepted by the judge in the case, may not receive final court approval due to shareholder objections or opt outs or for other reasons beyond the Company’s control;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be required by ongoing impairment testing under SFAS No. 142;

•	future weakness in the currencies of countries in which the Company transacts business;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us;

•	the Meridian VAT Reclaim operating segment may require additional time and effort of Company executives and may therefore distract management from its focus on the Company’s core Accounts Payable Services business;

•	proposed legislation and regulatory initiatives concerning the mechanisms of European value-added taxation, if finalized as currently drafted, would reduce material portions of the revenues of Meridian VAT Reclaim;

•	until the Board has completed the process of exploring strategic alternatives, the Company may experience higher levels of customer and employee turnover, and management’s time and attention could be diverted from the operation of the business which could negatively impact results of operation or delay the Company’s implementation of its strategic initiatives;

•	the Company will incur significant expenses and cash outlays relating to the exploration of its strategic alternatives in future periods;

•	other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.

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
      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At March 31, 2005, we had $6.3 million of long-term variable-rate debt outstanding. Additionally, at March 31, 2005, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the three months ended March 31, 2005 would have resulted in approximately a $25 thousand change in pre-tax income.
      Derivative Instruments. The Company has in place a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. As of March 31, 2005, the Company had no derivative financial instruments outstanding.

Item 4.	Controls and Procedures
      The Company’s management conducted an evaluation, with the participation of its Chairman and Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis, due to a material weakness in its internal controls relating to revenue and the reserve for estimated refunds, as described below.
      The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance of the reliability of its financial reporting and the preparation of its financial statements for external reporting purposes, in accordance with U.S. generally accepted accounting principles.
      The material weakness, as originally reported in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, related to ineffective oversight and review over revenue and the reserve for estimated refunds. In the quarter ended March 31, 2005, management made significant progress in remediating certain aspects of the deficiencies found, specifically in the training of affected personnel and the improvement of the amount and quality of evidence gathered to calculate the reserve for estimated refunds. However, other aspects of the deficiencies found are still in the remediation process and appear to constitute a material weakness.
      A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      There were no changes, other than as discussed below, in the Company’s internal control over financial reporting identified in connection with the evaluation of changes in internal control required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      The Company reported a second material weakness in its Annual Report on Form 10-K/ A for the year ended December 31, 2004, relating to insufficient oversight and review of the Company’s income tax accounting practices. In the quarter ended March 31, 2005, the Company established and implemented additional review steps by management to detect errors in the calculation and roll forward of its tax assets and valuation allowances. Management believes these new procedures, and performance of the procedures, have effectively remediated this material weakness.
      The Company is continuing to implement the following remediation steps to address the material weakness in its internal controls relating to revenue and the reserve for estimated refunds noted above:

•	Further clarification of control procedures and additional training for affected personnel;

•	Enhancement of controls over the reserve for estimated refunds calculation, including additional controls over supporting data extraction and management review; and

•	Additional controls at the corporate level to increase oversight over audit site determination of when the Company’s services are considered performed.
Management believes these new policies and procedures, when fully implemented, will be effective in remediating this material weakness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
      See Note H(1) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      None.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K/ A filed April 3, 2002).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.1	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).
10.2	Amendment to Employment Agreement and Restrictive Covenant Agreement between Mr. John M. Cook and Registrant dated March 7, 2005 (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2004).
*10.3	Change of Control and Restrictive Covenant Agreement between Mr. James E. Moylan, Jr. and Registrant dated February 14, 2005 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2004).
*10.4	Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005 (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K for the year ended December 31, 2004).
*10.5	Change of Control and Restrictive Covenant Agreement between Mr. Richard J. Bacon and Registrant dated February 14, 2005 (incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-K for the year ended December 31, 2004).
*10.6	Change of Control and Restrictive Covenant Agreement between Mr. James L. Benjamin and Registrant dated February 14, 2005 (incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description

10.7	February 2005 Addendum to Employment Agreement with Mr. Richard J. Bacon (incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the year ended December 31, 2004).
*10.8	Medicare Agreement
10.9	Settlement Agreement
*10.10	Supplement to Settlement Agreement
10.11	Correction to Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2005.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2005.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2005.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-Schultz International, Inc.

May 10, 2005	By:	/s/ John M. Cook

John M. Cook President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 10, 2005	By:	/s/ James E. Moylan, Jr.

James E. Moylan, Jr. Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)