Form 10-Q
period 2005-06-30
PRG SCHULTZ INTERNATIONAL INC
filed 2005-08-09
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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
Registrant’s telephone number, including area code: (770) 779-3900
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Common shares of the registrant outstanding at July 31, 2005 were 62,289,889.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Revenues	$80,563	$90,406	$157,085	$178,055
Cost of revenues	52,955	56,494	103,309	114,123
Selling, general and administrative expenses	31,427	33,244	60,213	66,450

Operating income (loss)	(3,819)	668	(6,437)	(2,518)
Interest expense	(2,193)	(2,263)	(4,120)	(4,540)
Interest income	132	115	249	296

Loss from continuing operations before income taxes and discontinued operations	(5,880)	(1,480)	(10,308)	(6,762)
Income taxes	412	(563)	1,099	(2,570)

Loss from continuing operations before earnings (loss) from discontinued operations	(6,292)	(917)	(11,407)	(4,192)
Earnings (loss) from discontinued operations (Note B):
Gain (loss) on disposal of discontinued operations, including operating results for phase-out period, net of income tax expense (benefit) of $(79) and $5,322 for three and six months in 2004	—	(1,033)	219	7,089

Net earnings (loss)	$(6,292)	$(1,950)	$(11,188)	$2,897

Basic earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(0.10)	$(0.01)	$(0.18)	$(0.07)
Discontinued operations	—	(0.02)	—	0.12

Net earnings (loss)	$(0.10)	$(0.03)	$(0.18)	$0.05

Diluted earnings (loss) per share (Note C):
Loss from continuing operations before discontinued operations	$(0.10)	$(0.01)	$(0.18)	$(0.07)
Discontinued operations	—	(0.02)	—	0.12

Net earnings (loss)	$(0.10)	$(0.03)	$(0.18)	$0.05

Weighted-average shares outstanding (Note C):
Basic	61,997	61,700	61,987	61,697

Diluted	61,997	61,700	61,987	61,697

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$12,242	$12,596
Restricted cash	278	120
Receivables:
Contract receivables, less allowances of $2,985 in 2005 and $3,515 in 2004	45,489	57,514
Employee advances and miscellaneous receivables, less allowances of $2,084 in 2005 and $3,333 in 2004	4,497	3,490

Total receivables	49,986	61,004

Funds held for client obligations	20,109	30,920
Prepaid expenses and other current assets	6,585	4,129
Deferred income taxes	1,951	1,951

Total current assets	91,151	110,720
Property and equipment:
Computer and other equipment	64,503	62,858
Furniture and fixtures	7,639	7,778
Leasehold improvements	9,021	9,312

Property and equipment, gross	81,163	79,948
Less accumulated depreciation and amortization	58,688	53,475

Property and equipment, net	22,475	26,473

Goodwill	170,645	170,684
Intangible assets, less accumulated amortization of $4,761 in 2005 and $4,068 in 2004	29,539	30,232
Other assets	3,431	3,827

	$317,241	$341,936

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$12,500	$—
Obligations for client payables	20,109	30,920
Accounts payable and accrued expenses	17,755	24,395
Accrued payroll and related expenses	35,461	41,791
Deferred revenue	4,194	6,466

Total current liabilities	90,019	103,572
Convertible notes, net of unamortized discount of $1,397 in 2005 and $1,714 in 2004	123,603	123,286
Deferred compensation	1,428	2,195
Deferred income taxes	4,201	4,201
Other long-term liabilities	4,731	5,098

Total liabilities	223,982	238,352

Shareholders’ equity (Note G):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 68,092,414 shares in 2005 and 67,658,656 shares in 2004	68	68
Additional paid-in capital	495,597	493,532
Accumulated deficit	(354,167)	(342,979)
Accumulated other comprehensive income	1,635	1,740
Treasury stock at cost; 5,764,525 shares in 2005 and 2004	(48,710)	(48,710)
Unearned portion of restricted stock	(1,164)	(67)

Total shareholders’ equity	93,259	103,584

Commitments and contingencies (Note H)
	$317,241	$341,936

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(11,188)	$2,897
Gain on disposal of discontinued operations	(219)	(7,089)

Loss from continuing operations	(11,407)	(4,192)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,250	8,787
Restricted stock compensation expense	196	(35)
Loss on sale of property and equipment	—	32
Deferred income taxes	—	(5,105)
Changes in operating assets and liabilities:
Restricted cash securing letter of credit obligation	(157)	5,371
Receivables	10,051	6,562
Prepaid expenses and other current assets	(2,547)	(1,536)
Other assets	(343)	(98)
Accounts payable and accrued expenses	(5,013)	(4,147)
Accrued payroll and related expenses	(5,341)	(2,893)
Deferred revenue	(1,660)	67
Deferred compensation	(767)	(347)
Other long-term liabilities	(367)	82

Net cash provided by (used in) operating activities	(9,105)	2,548

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(3,542)	(7,374)
Proceeds from sale of discontinued operations	—	19,116

Net cash provided by (used in) investing activities	(3,542)	11,742

Cash flows from financing activities:
Net borrowings (repayments) of debt	12,500	(19,500)
Payments for issuance costs on convertible notes	—	(21)
Net proceeds from common stock issuances	772	223

Net cash provided by (used in) financing activities	13,272	(19,298)

Net cash provided by (used in) discontinued operations	234	(1,589)
Effect of exchange rates on cash and cash equivalents	(1,213)	(662)

Net change in cash and cash equivalents	(354)	(7,259)
Cash and cash equivalents at beginning of period	12,596	26,658

Cash and cash equivalents at end of period	$12,242	$19,399

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,343	$3,170

Cash paid during the period for income taxes, net of refunds received	$707	$2,286

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
(Unaudited)
Note A — Basis of Presentation
      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In preparing Condensed Consolidated Financial Statements (Unaudited), it is necessary for management to make assumptions and estimates affecting the amounts reported in such financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
      For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

(1)	Employee Stock Compensation Plans
      At June 30, 2005, the Company had two stock compensation plans and an employee stock purchase plan (the “Plans”). The Company accounts for the Plans under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited) except for compensation amounts relating to grants of shares of restricted stock issued in 2005 and 2000. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s pro forma information for the three and six months ended June 30, 2005 and 2004 for continuing and discontinued operations, combined, is as follows (in thousands, except for per share information):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator for basic and diluted pro forma net earnings (loss) per share:
Net earnings (loss) before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(6,292)	$(1,950)	$(11,188)	$2,897
Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $(441) and $(1,091) in 2005 and $(615) and $(1,463) in 2004	(682)	(951)	(1,685)	(2,260)

Pro forma net earnings (loss)	$(6,974)	$(2,901)	$(12,873)	$637

Denominator for diluted pro forma net earnings (loss) per share:
Weighted-average shares outstanding, as reported for basic earnings (loss) per share	61,997	61,700	61,987	61,697
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for pro forma diluted earnings (loss) per share	61,997	61,700	61,987	61,697

Pro forma net earnings (loss) per share:
Basic — as reported	$(0.10)	$(0.03)	$(0.18)	$0.05

Basic — pro forma	$(0.11)	$(0.05)	$(0.21)	$0.01

Diluted — as reported	$(0.10)	$(0.03)	$(0.18)	$0.05

Diluted — pro forma	$(0.11)	$(0.05)	$(0.21)	$0.01

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-and six-month periods ended June 30, 2005 and 2004, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.
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
      As of their respective required effective dates, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R) (see Note A(1) for pro forma disclosures). The impact of this Statement on future periods cannot be estimated at this time.
      On April 14, 2005, the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first annual period beginning after June 15, 2005.
Note B — Discontinued Operations

(a)	Revenue-Based Royalty from Sale of Logistics Management Services in 2001
      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with an additional amount payable in the form of a revenue-based royalty over four years, of which $1.9 million had been cumulatively received through June 30, 2005 and a final $0.3 million payment is expected to be received in the third quarter of 2005.
      During the first half of 2005 and 2004, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million and $0.1 million, respectively, net of tax expenses of approximately $-0- million and $0.1 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

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
      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor at that time was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million. During the three months ended June 30, 2004, the Company adjusted the gain on disposal by approximately $(120) thousand, net of a reduction in tax expense of approximately $80 thousand due to an adjustment in working capital originally estimated at the time of sale. Operating results for Communications Services during the phase-out period were a loss of $(0.3) million, net of an income tax benefit of $(0.2) million.
Note C — Diluted Earnings (Loss) Per Share
      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Numerator for diluted earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(6,292)	$(917)	$(11,407)	$(4,192)
After-tax interest expense, including amortization of discount on convertible notes	—	—	—	—

Loss for purposes of computing diluted earnings (loss) per share from continuing operations	(6,292)	(917)	(11,407)	(4,192)
Discontinued operations	—	(1,033)	219	7,089

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(6,292)	$(1,950)	$(11,188)	$2,897

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	61,997	61,700	61,987	61,697
Effect of dilutive securities:
Employee stock options	—	—	—	—
Convertible notes	—	—	—	—

Denominator for diluted earnings (loss) per share	61,997	61,700	61,987	61,697

Diluted earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(0.10)	$(0.01)	$(0.18)	$(0.07)
Discontinued operations	—	(0.02)	—	0.12

Net earnings (loss)	$(0.10)	$(0.03)	$(0.18)	$0.05

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months ended June 30, 2005 and 2004, 6.2 million and 5.7 million stock options, respectively, were excluded from the computation of diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect. For the six months ended June 30, 2005 and 2004, 5.4 million and 6.0 million stock option shares, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method due to their antidilutive effect.
      Additionally, for the three and six months ended June 30, 2005 and 2004, 16.1 million shares related to the convertible notes were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total

Three Months Ended June 30, 2005
Revenues	$68,167	$12,396	$—	$80,563
Operating income (loss)	6,019	3,230	(13,068)	(3,819)
Three Months Ended June 30, 2004
Revenues	$76,756	$13,650	$—	$90,406
Operating income (loss)	8,089	5,275	(12,696)	668
Six Months Ended June 30, 2005
Revenues	$134,468	$22,617	$—	$157,085
Operating income (loss)	10,847	5,916	(23,200)	(6,437)
Six Months Ended June 30, 2004
Revenues	$155,835	$22,220	$—	$178,055
Operating income (loss)	18,360	6,047	(26,925)	(2,518)
Note E — Comprehensive Income
      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended June 30, 2005 and 2004, the Company’s consolidated comprehensive loss was $(6.4) million and $(2.1) million, respectively. For the six-month periods ended June 30, 2005 and 2004, the Company’s consolidated comprehensive income (loss) was $(11.3) million and $2.5 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F — Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
      At June 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $12.2 million and $12.6 million, respectively, of which cash equivalents represent approximately $1.0 million and $1.6 million, respectively. The Company did not have any cash equivalents at U.S. banks at June 30, 2005. At December 31, 2004, the Company had $0.2 million in cash equivalents at U.S. banks. At June 30, 2005 and December 31, 2004, certain of the Company’s international subsidiaries held $1.0 million and $1.4 million, respectively, in cash equivalents, the majority of which were at banks in Latin America and the United Kingdom, respectively.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note G — Shareholders’ Equity
      On August 14, 2000, the Company issued 286,000 restricted shares of its common stock to certain employees (the “Stock Awards”). Of the total restricted shares issued, 135,000 restricted shares were structured to vest on a ratable basis over five years of continued employment. The remaining 151,000 restricted shares were structured to vest at the end of five years of continued employment. At June 30, 2005, there were 40,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed. Additionally, as of June 30, 2005, former employees had cumulatively forfeited 191,500 shares of the restricted common stock. Over the remaining life of the Stock Awards (as adjusted at June 30, 2005 to reflect cumulative forfeitures to date), the Company will recognize $13 thousand in compensation expense before any future forfeitures. The Company recognized $17 thousand and $(10) thousand of compensation expense related to these Stock Awards for the three months ended June 30, 2005 and 2004, respectively, and $35 thousand and $(35) thousand for the six months ended June 30, 2005 and 2004, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of Stock Awards by $10 thousand and $53 thousand for the three months ended June 30, 2005 and 2004, respectively, and $19 thousand and $135 thousand for the six months ended June 30, 2005 and 2004, respectively.
      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, on October 19, 2004, the Company’s Compensation Committee approved a program under which the Company modified employment and compensation arrangements with certain management employees as disclosed in the Company’s Reports on Form 8-K filed on October 26, 2004 and February 11, 2005. Under the program, the officers were offered additional benefits related to certain termination and change of control events when they agreed to revised restrictive covenants.
      Among the additional benefits, restricted stock awards representing 240,000 shares in the aggregate, and 25,000 shares of the Company’s common stock were granted to six of the Company’s officers in February 2005 and to a senior management employee in March 2005, respectively. The total 265,000 restricted shares of these grants are subject to service-based cliff vesting. Effective July 31, 2005, 40,000 restricted shares were forfeited and cancelled in accordance with their terms upon the termination of employment of the Company’s former Vice Chairman. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Over the remaining life of the restricted stock awards, the Company will recognize $1.0 million in compensation expense before any future forfeitures. The Company recognized $109 thousand and $161 thousand of compensation expense related to these Stock Awards for the three and six months ended June 30, 2005, respectively.
      The Company has issued no preferred stock through June 30, 2005, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Company’s Shareholder Protection Rights Agreement. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board of Directors, without any further votes or action by the shareholders.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H — Commitments and Contingencies

(1) Legal Proceedings
      Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs alleged that the Company, John M. Cook, the Company’s former CEO, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purported to bring this action on behalf of a class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs sought an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. The Court granted Plaintiffs’ Motion for Class Certification on December 3, 2002.
      On May 26, 2005, the Court approved the Stipulation of Settlement (“Settlement”) entered into by the Company with Plaintiffs’ counsel, on behalf of all putative class members, pursuant to which it agreed to settle the consolidated class action for $6.75 million, which payment was made by the insurance carrier for the Company.
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
      Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian’s revenues from TVR were $0.1 million and $0.5 million for the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three and six months ended June 30, 2004, respectively). As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.0 million at June 30, 2005 exchange rates and $2.2 million at December 31, 2004 exchange rates. This investment is included in Other Assets on the Company’s accompanying June 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets (Unaudited).

(3)	Standby Letters of Credit
      On November 30, 2004, the Company entered into a standby letter of credit under its Senior Bank Credit Facility in the face amount of 2.5 million Euros ($3.1 million at June 30, 2005 exchange rates). The letter of credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The current annual interest rate of the letter of credit was 3.0% at June 30, 2005. There were no borrowings outstanding under the letter of credit at June 30, 2005.
      Additionally, on November 30, 2004, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.2 million. The letter of credit is required by an insurer in which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the letter of credit was 3.0% at June 30, 2005. There were no borrowings outstanding under the letter of credit at June 30, 2005.
      On January 25, 2005, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.3 million. The letter of credit is required by an additional insurer in which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the letter of credit was 3.0% at June 30, 2005. There were no borrowings outstanding under the letter of credit at June 30, 2005.

(4)	Client Bankruptcy
      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On March 24, 2005, a lawsuit was filed against the Company by the post confirmation trust for a portion of the debtor’s estate seeking recovery of the $5.5 million as a preference payment. The Company believes that it has valid defenses against this lawsuit. The Company has offered to settle such claim and has recorded an expense provision of $0.2 million with respect to this matter during the fourth quarter of 2004.

(5)	Industrial Development Authority Grants
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.7 million at June 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 229 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation has not yet been determined. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s accompanying Condensed Consolidated Statements of Operations (Unaudited) does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 prior to September 2007 and that grants will need to be repaid to IDA, the Company will be required to recognize an expense at that time. This expense could be material to the Company’s results of operations.

(6)	Retirement of John M. Cook, Chairman, President and Chief Executive Officer and John M. Toma, Vice Chairman
      On June 7, 2005, the Company’s Chairman, President and Chief Executive Officer, John M. Cook, announced his decision to retire. Mr. Cook subsequently retired on July 31, 2005. The Company’s Vice Chairman, John M. Toma, also retired at that time. For the three and six months ended June 30, 2005, expense related to the Separation and Release Agreements was $3.5 million and $3.9 million, respectively.
Note I — Subsequent Events

(1) Grant of Stock Options
      On July 20, 2005, the Company announced that its Board of Directors had unanimously elected James B. McCurry to succeed John M. Cook as President and Chief Executive Officer of the Company. Mr. McCurry was granted inducement stock options covering two million shares of the Company’s common stock. These options were issued in reliance on Nasdaq Marketplace Rule 4350(i)(1)(A)(iv). The options were issued on July 29, 2005 and have a seven-year term and an exercise price of $3.16 per share. 500,000 of Mr. McCurry’s options will vest on the first anniversary of the grant date, and the balance will vest in one third increments as follows: 500,000 will vest at any time after the anniversary of the grant date that the Company’s stock closes at $4.50 or higher on the Nasdaq national market for 45 consecutive trading days, 500,000 will vest at any time after the second anniversary of the grant date that the Company’s stock closes at $6.50 or higher on the Nasdaq national market for 45 consecutive trading days, and 500,000 will vest at any time after the third anniversary of the grant date that the Company’s stock closes at $8.00 or higher on the Nasdaq national market for 45 consecutive trading days. In addition, portions of the options will vest upon the occurrence of certain events, such as a termination by the Company without cause or by Mr. McCurry for good reason, upon certain changes of control of the Company or upon the Company’s ceasing to be a publicly traded company.
      On July 19, 2005, the Board of Directors designated David A. Cole to serve as Chairman of the Board, effective July 25, 2005. Mr. Cole will not be an officer or employee of the Company. Mr. Cole was granted stock options covering 450,000 shares of the Company’s common stock. The options were issued on July 29, 2005 and have a seven-year term and an exercise price of $3.16 per share. 150,000 of Mr. Cole’s options will vest on the earlier of the 2006 annual meeting of shareholders or June 30, 2006, and the balance will vest in one-third increments as follows: 100,000 will vest at any time after the earlier of the 2006 annual meeting of shareholders or June 30, 2006, that the Company’s stock closes at $4.50 or higher on the Nasdaq for 45 consecutive trading days, 100,000 will vest at any time after the earlier of the 2006 annual meeting of shareholders or June 30, 2006, that the Company’s stock closes at $6.50 or higher on the Nasdaq for 45 consecutive trading days, and 100,000 will vest at any time after the earlier of the 2007 annual meeting of shareholders or June 30, 2007, that the Company’s stock closes at $8.00 or higher on the Nasdaq for 45 consecutive trading days. In addition, portions of the options will vest upon the occurrence of certain events, such as the death or disability of Mr. Cole, upon certain changes of control of the Company or upon the Company’s ceasing to be a publicly traded company.

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
      The Company generally recognizes revenue on the accrual basis, except with respect to the contingent fee based VAT Reclaim division of the Company’s Meridian VAT Reclaim (“Meridian”) business, along with certain international Accounts Payable Services units. Revenue is generally recognized on a contingent fee basis for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, relate to underlying claims that were ultimately rejected by the Company’s customers’ vendors. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund of such amount. The Company records such refunds as a reduction of revenue (See “Critical Accounting Policies — Paybacks and Chargebacks” as fully described in Note 1 of Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
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

Audit Contract for State of California Medicare
      On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, has awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. California spends over $23 billion on Medicare disbursements annually. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company has sub-contracted with Concentra Preferred Systems, the nation’s largest provider of specialized cost containment services for the healthcare industry, which will add its clinical experience to the Company’s expertise in recovery audit services.
      The contract was awarded as part of a pilot program by CMS to recover overpayments on behalf of taxpayers through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in the first and second quarters of 2005. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract. The Company believes this contract represents a large opportunity to solidify its presence in the growing healthcare recovery audit sector and will prove to be beneficial to future earnings.
      Medicare is the second largest Federal benefit program and represents over $250 billion in annual benefit outlays. Combined with Medicaid, the two programs constitute the largest single purchaser of healthcare in the world and 33 cents of every dollar of healthcare spent in the United States. A provision in the Medicare Prescription Drug Improvement, and Modernization Act of 2003 (MMA, P.L. 108-173) required the Department of Health and Human Services (“HHS”) to conduct a demonstration project to evaluate the use of recovery audit contractors in identifying Medicare underpayments and overpayments and to recoup overpayments. The section allows HHS to pay the recovery audit contractors on a contingency basis.

Conclusion of Evaluation of Strategic Alternatives
      On June 7, 2005, the Company announced that its Board of Directors had concluded the evaluation of the Company’s strategic alternatives that was previously announced in October 2004. The Board, in consultation with its financial advisor, CIBC World Markets Corp., through a special committee established for that purpose, carefully evaluated the Company’s options and unanimously determined that, at that time, the best interests of its shareholders would not be served by continuing to pursue a strategic transaction.

Retirement of John M. Cook, Chairman, President and CEO and John M. Toma, Vice Chairman and Appointment of James B. McCurry as President and CEO and David A. Cole as Chairman.
      On June 7, 2005, the Company announced that John M. Cook, the Company’s Chairman, President and Chief Executive Officer, informed the Board of Directors of his decision to retire as Chairman, President and Chief Executive Officer, once a successor was found. Mr. Cook subsequently retired on July 31, 2005. The Company’s Vice Chairman, John M. Toma, also retired at that time.
      On July 20, 2005, the Company announced that its Board of Directors had unanimously elected James B. McCurry to succeed John M. Cook as President and Chief Executive Officer of the Company, effective July 25, 2005. The Company also announced the designation of David A. Cole to serve as Chairman of the Board, effective July 25, 2005. Mr. Cole will assume the duties of Presiding Director, which were previously performed by Garth H. Greimann. Mr. Cole will not be an officer or employee of the Company.

Unsolicited Letter from Cannell Capital LLC
      On August 2, 2005, the Company confirmed that it had received an unsolicited letter from Cannell Capital LLC, a San Francisco-based hedge fund, indicating Cannell’s interest in pursuing an acquisition of all of the Company’s outstanding shares it does not already own for $3.43 per share in cash. The Company’s Board of Directors, consistent with its fiduciary duties and in consultation with its advisors, will review and address the Cannell proposal in order to determine the appropriate response.

Strategic Business Initiatives for the Accounts Payable Services Business
      The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. The Company’s strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain its dedicated focus on the Company’s clients and rekindle its growth. The Company has implemented a number of strategic business initiatives over the past 24 months that have been leveraged to reduce costs, increase recoveries and fuel growth at existing and new clients. Some of these key initiatives include: (1) centralizing claim processing and field audit work; (2) standardizing audit software and processes; (3) implementing technology platforms; and (4) optimizing the organization. With these strategic business initiatives in place, the Company is focused on executing a growth strategy that includes the following key elements: (1) growing business with existing clients; (2) growing the international business; (3) growing the U.S. commercial and government business; and (4) developing new vertical markets. See Part I, Item 1. “Business — The PRG-Schultz Strategy” of the Company’s Form 10-K for the year ended December 31, 2004.
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
      The Model Evolution project initially concentrated on the U.S. Accounts Payable Services business and domestic corporate support functions. The Company conducted the U.S.-based aspect of its work through most of 2004 and 2005. The Company continues to drive towards a goal of annualized cost savings, compared to the 2003 level, of approximately $16.0 million to $20.0 million. In implementing this service model initiative, the Company has incurred significant expenses for items such as employee severances, the closure of offices and the fees of outside advisors.

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

Results of Operations
      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.7	62.5	65.8	64.1
Selling, general and administrative expenses	39.0	36.8	38.3	37.3

Operating income (loss)	(4.7)	0.7	(4.1)	(1.4)
Interest expense	(2.7)	(2.5)	(2.6)	(2.6)
Interest income	0.1	0.1	0.1	0.2

Loss from continuing operations before income taxes and discontinued operations	(7.3)	(1.7)	(6.6)	(3.8)
Income taxes	0.5	(0.6)	0.7	(1.4)

Loss from continuing operations before discontinued operations	(7.8)	(1.1)	(7.3)	(2.4)
Earnings (loss) from discontinued operations:
Gain (loss) on disposal of discontinued operations, including operating results for phase-out period, net of income taxes	—	(1.1)	0.2	4.0

Net earnings (loss)	(7.8)%	(2.2)%	(7.1)%	1.6%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).
Three and Six Months Ended June 30, 2005 Compared to the Corresponding Periods of the Prior Year

Accounts Payable Services
      Revenues. Accounts Payable Services revenues for the three and six months ended June 30, 2005 and 2004 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Domestic Accounts Payable Services revenues:
Retail	$35.7	$40.3	$71.2	$81.6
Commercial	6.1	8.0	11.3	17.8

	41.8	48.3	82.5	99.4
International Accounts Payable Services revenues	26.4	28.4	52.0	56.4

Total Accounts Payable Services revenues	$68.2	$76.7	$134.5	$155.8

      For the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004, the Company experienced a decline in revenues for domestic retail Accounts Payable Services. The reduction in revenues was primarily attributable to several non-recurring audits that took place in the first half of last year and a reduction in revenue from certain large U.S. retail audits. Revenues decreased as our clients developed and strengthened their own internal audit capabilities as a substitute for the Company’s services and this trend is expected to continue for the foreseeable future. Also, 2004 revenue for certain large clients benefited from audit acceleration as portions of audits of more than one period were performed during the first quarter of 2004. The net effect was to move the accelerated audits closer to the time period of the transaction being audited. The Company has experienced very little audit acceleration in 2005, which results in unfavorable comparisons to the prior period.
      Revenues from the Company’s domestic commercial Accounts Payable Services clients also declined during the three and six months of 2005 compared to the same periods of 2004. The Company believes the market for providing disbursement audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is reaching maturity with the existence of many competitors resulting in fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the recent disappointing performance for the commercial business, the Company has reorganized the unit to stimulate greater revenue productivity for the clients served. The Company has begun to intentionally reduce the number of clients serviced based on profitability and this trend is expected to continue.
      The decrease in revenues from the international portion of the Company’s Accounts Payable Services in the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004 was primarily attributable to client-specific issues in the Company’s European operations, predominantly in the United Kingdom, resulting in a slower than anticipated conversion of claims to revenue and a shortfall in commercial revenue.
      Cost of Revenues (“COR”). COR consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A meaningful portion of the components comprising COR for the Company’s domestic Accounts Payable Services operations are variable and will increase or decrease with increases and decreases in revenues. The COR support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. The Company’s international Accounts Payable Services also have a portion of COR that will vary with revenues, although a smaller portion than domestic Accounts Payable Services. The lower variability is due to the predominant use of salaried auditor compensation plans in most emerging-market countries.
      Accounts Payable Services COR for the three and six months ended June 30, 2005 and 2004 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Domestic Accounts Payable Services COR	$26.0	$30.3	$51.1	$61.9
International Accounts Payable Services COR	19.7	19.5	38.7	39.7

Total Accounts Payable Services COR	$45.7	$49.8	$89.8	$101.6

      The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the three and six months ended June 30, 2005 when compared to the same periods of the prior year. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable services decreased slightly to 62.2% for the three months ended June 30, 2005, from 62.7% in 2004. COR as a percentage of revenues from domestic Accounts Payable decreased slightly to 61.9% for the six months ended June 30, 2005, compared to 62.3% for the prior year. The Company continues to incur certain fixed costs that are a component of COR.
      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased slightly during the three months ended June 30, 2005 compared to the same period of the prior year primarily due to a higher head count in the Company’s European operations and currency fluctuations in the countries in which the Company operates.

      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the quarter ended June 30, 2005 was 74.4%, compared to 68.5% for the second quarter of 2004. COR as a percentage of revenues for international Accounts Payable Services for the six months ended June 30, 2005 was 74.3%, up from 70.4% in the comparable period of 2004. Although, as a result of decreased revenues, international Accounts Payable Services has experienced a decrease in the variable cost component of COR, the International Accounts Payable Services continues to incur certain fixed costs that are a component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher COR as a percentage of revenues on a comparable basis.
      Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, bad debt expense, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. The SG&A support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.
      Accounts Payable Services SG&A for the three and six months ended June 30, 2005 and 2004 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Domestic Accounts Payable Services	$8.2	$10.9	$17.6	$20.4
International Accounts Payable Services	8.3	7.9	16.3	15.4

Total Accounts Payable Services SG&A	$16.5	$18.8	$33.9	$35.8

      On a dollar basis, for the second quarter and first six months of 2005, the decrease in SG&A expenses for the Company’s domestic Accounts Payable Services operations, when compared to the same period of 2004 was primarily due to reduction in bad debt expenses related to a $0.6 million recovery of a legal judgment against a former client. Bad debt net recovery for the three and six months ended June 30, 2005 was $0.5 million and $0.6 million, respectively, compared to bad debt net expense of $0.6 million and $1.0 million, respectively, for the same periods of the prior year.
      The increase in SG&A expenses, on a dollar basis, for the quarter ended June 30, 2005 compared to the quarter ended June 30, 2004 for the Company’s international Accounts Payable Services operations, resulted primarily from increased SG&A expenses in Canada due to fluctuations in local currency and higher payroll expense. The Canadian operation experienced an increase in SG&A expenses due to increased payroll expenses attributed to a higher head count and a one-time charge for severances. In addition, the SG&A from the Company’s European operations was higher for the quarter ended June 30, 2005 when compared to the same period of 2004 primarily due to increase in bad debt expense.
      The increase in SG&A expenses, on a dollar basis, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 for international Accounts Payable Services resulted primarily from increased SG&A expenses experienced by the Company’s European and Canadian operations. The Company’s European operations experienced an increase in SG&A due to an increase in bad debt expense. Also contributing to the increase in SG&A for international Accounts Payable services were increased SG&A costs experienced by the Company’s Canadian operations due to increased payroll expenses attributed to a higher head count and a one-time charge for severance.

Meridian
      Meridian’s operating income for the three and six months ended June 30, 2005 and 2004 was as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Revenues	$12.4	$13.7	$22.6	$22.2
Cost of revenues	7.3	6.7	13.6	12.5
Selling, general and administrative expenses	1.8	1.7	3.0	3.7

Operating income	$3.3	$5.3	$6.0	$6.0

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
      Revenue generated by Meridian decreased by $1.3 million for the three months ended June 30, 2005 when compared to the same period of 2004. Fee income on VAT refunds decreased by $1.6 million for the three months ended June 30, 2005 when compared to the same period of 2004 due to the timing of refunds from local VAT authorities. However, the decrease in fee income above was partially offset by an increase in revenue as a result of a $0.2 million benefit from exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, to the U.S. dollar and a $0.2 million increase in revenues from new clients attributed to initiatives to develop new service offerings. Meridian has developed new service offerings on a “fee-for-service” basis providing accounts payable and employee expense reimbursement processing for third parties. Revenue from such new “fee for service” offerings is recognized on an accrual basis pursuant to the Company’s revenue recognition policy. Such amount totaled $0.4 million and $1.0 million in the three and six months ended June 30, 2005, respectively, and is expected to continue to increase throughout 2005.
      Also impacting Meridian’s revenue for the three and six months ended June 30, 2005 was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $0.1 million and $0.5 million for the three and six months ended June 30, 2005 respectively, compared to the three and six months ended June 30, 2004. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. (See Note H(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).
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
      For the three and six months ended June 30, 2005 compared to the same period of the prior year, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings. COR as a percentage of revenues for the Company’s Meridian operations was 59.1% for the quarter ended June 30, 2005, compared to 49.1% of revenues for the same period of 2004. For the six months ended June 30, 2005 and 2004, Meridian’s COR as a percentage of revenues was 60.1% and 56.1%, respectively. The significant increase in COR as a percentage of revenues for Meridian was the result of the decrease in revenues as discussed above combined with an increase in COR on a dollar basis.
      SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of Meridian’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.
      On a dollar basis, Meridian’s SG&A for the quarter ended June 30, 2005 compared to 2004 was higher primarily due to increased payroll expenses. For the six months ended June 30, 2005 compared to 2004, the SG&A decreased primarily due to a decrease in professional services fees.
Corporate Support
      SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three and six months ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Selling, general and administrative expenses	$13.1	$12.7	$23.2	$26.9
      The increase in SG&A for corporate support for the three months ended June 30, 2005, compared to the same period of 2004, on a dollar basis, was primarily the result of a $3.1 million increase in executive retirement costs and $0.3 million of costs related to the recently concluded evaluation of strategic alternatives, partially offset by a decrease in expenses of $2.6 million relating to strategic business initiatives. The decrease in SG&A for corporate support for the six months ended June 30, 2005 compared to the same period in the prior year, on a dollar basis, was primarily the result of a decrease in expense of $5.5 million relating to strategic business initiatives and a $0.9 million severance payment made to the former Chief Financial Officer, partially offset by a $3.1 million increase in executive retirement costs and $0.5 million of costs related to the evaluation of strategic alternatives.
      On June 7, 2005, the Company’s Chairman, President and Chief Executive Officer, John M. Cook, announced his decision to retire. Mr. Cook subsequently retired on July 31, 2005. The Company’s Vice Chairman, John M. Toma, also retired at that time. For the three and six months ended June 30, 2005, expense related to the Separation and Release Agreements was $3.5 million and $3.9 million, respectively.
Discontinued Operations
      During the first half of 2005 and 2004, the Company recognized a gain on the sale of discontinued operations of approximately $0.2 million and $0.1 million, respectively, net of tax expenses of approximately $0.1 million during 2004, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.
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
Other Items
      Interest Expense. Interest expense was $2.2 million and $2.3 million for the three months ended June 30, 2005 and 2004, respectively. Interest expense was $4.1 million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. The Company’s interest expense was comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the senior bank credit facility.
      Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended June 30, 2005 and 2004 consist of federal, state and foreign income taxes at the Company’s effective tax rate. The Company’s effective tax rate approximated 7% and (38%) for the three months ended June 30, 2005 and 2004, respectively, and 11% and (38%) for the six months ended June 30, 2005 and 2004, respectively. The income tax expense recognized during the six months ended June 30, 2005 was primarily attributable to international operations. The Company applies the standards of Statement of Financial Accounting Standards (“SFAS”) No. 109, Income Taxes, in recording income taxes. The change in the tax rate from a (38%) benefit in 2004 to an 11% expense in 2005 was primarily the result of the Company providing a valuation allowance against its remaining net deferred tax assets as of December 31, 2004. As a result, the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained. Over time, the Company believes it will fully utilize these assets as its results improve.
      Impairment Charges. Given the recent market performance of our common stock and anticipated future operating performance if recent revenue trends in the business continue, the Company will evaluate whether some portion, if not all, of the Company’s goodwill, intangible assets and other long-term assets are impaired in accordance with the Company’s impairment accounting policy. As of June 30, 2005, the Company had $170.6 million of goodwill, $29.5 million of intangible assets and $22.5 million of property and equipment recorded on the Company’s Condensed Consolidated Balance Sheet. Accordingly, the possibility of a non-cash impairment charge being recorded in the consolidated statement of operations in the last six months of 2005 is more than remote.
Liquidity and Capital Resources
      Net cash provided by (used in) operating activities was $(9.1) million in the first six months of 2005, compared to $2.5 million in the first six months of 2004. Cash used in operating activities during the six months ended June 30, 2005 was the result of an $11.4 million loss from continuing operations, the $4.7 million payment related to the ALMA settlement and lower deferred revenue balances. The period-over-period decrease in cash provided by (used in) operations was primarily the result of decreased earnings from continuing operations and because cash was provided during the first six months of 2004 from the release of the $5.4 million of restricted cash, used as collateral for VAT disbursements in the Company’s Meridian operations, as a result of substituting a letter of credit.
      Net cash provided by (used in) investing activities was $(3.5) million in the first six months of 2005 and $11.7 million for the same period of 2004. Cash used in investing activities during the first two quarters of 2005 was due to capital expenditures of approximately $3.5 million. The cash provided by investing activities during the first six months of 2004 was the result of the proceeds received from the sale of certain discontinued operations of $19.1 million, partially offset by capital expenditures of $7.4 million.

      Net cash provided by (used in) financing activities was $13.3 million in the first six months of 2005 versus $(19.3) million in the first six months of 2004. The net cash provided by financing activities during the six months ended June 30, 2005 related primarily to net borrowings on the Company’s revolving credit facility. The net cash used in the six months ended June 30, 2004 related primarily to net repayments of debt from proceeds of the sale of discontinued operations.
      Net cash provided by (used in) discontinued operations was $0.2 million and $(1.6) million during the six months ended June 30, 2005 and 2004, respectively. Cash provided by discontinued operations during the six months ended June 30, 2005 was the result of the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash used in discontinued operations during the six months ended June 30, 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004, partially offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.
      On November 30, 2004, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with Bank of America (the “Lender”). The Senior Credit Facility amends and restates the Company’s previous senior credit facility, which was maintained by a syndicate of banking institutions led by the Lender. The Senior Credit Facility currently provides for revolving credit loans up to a maximum amount of $25.0 million. The Senior Credit Facility provides for the availability of Letters of Credit subject to a $10.0 million sublimit.
      The occurrence of certain stipulated events, as defined in the Senior Credit Facility, including but not limited to the Company’s outstanding borrowings exceeding the prescribed borrowing base or other covenant violations, would give the Lender the right to require accelerated principal payments. Otherwise, so long as there is no violation of any of the covenants (or any such violations are waived), no principal payments are due until the maturity date on May 26, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. Revolving loans under the Senior Credit Facility bear interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Senior Credit Facility requires a fee for committed but unused credit capacity of 0.5% per annum. The Senior Credit Facility contains customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as those terms are defined in the Senior Credit Facility. As discussed below, the Company was in compliance with all covenants contained in the Senior Credit Facility as of June 30, 2005.
      The Company had outstanding borrowings of $12.5 million under the Senior Credit Facility at June 30, 2005. Additionally, the Company had Letters of Credit of $3.5 million under which no borrowings were outstanding at June 30, 2005. As of June 30, 2005, the Company had cash and cash equivalents of $12.2 million, and approximately $8.9 million remained available under the Senior Credit Facility for revolving loans, of which approximately $6.5 million was available for Letters of Credit. As of August 8, 2005, approximately $7.7 million remains available for revolving loans, of which approximately $6.5 million is available for Letters of Credit, under the Senior Credit Facility.
      Availability under the Senior Credit Facility would be potentially restricted if the Company were not in compliance with all of the financial covenants. At June 30, 2005, the Company was in compliance with all of its financial covenants. If current revenue trends in the business continue, however, management believes it is likely that the Company would not be in compliance with these covenants for the third quarter of 2005. The Company has notified the Lender under the Senior Credit Facility of the potential for prospective covenant breaches and is in discussion with the Lender concerning adjustments to the covenants. The Company is also in discussions with the Lender about additional borrowing availability under the Senior Credit Facility. No assurance can be provided that the Lender will agree to any adjustment of the covenants or will provide the Company with additional borrowing capacity. In addition, no assurance can be provided that should a financial covenant violation occur in the future the Lender will not elect to pursue its contractual remedies under the Senior Credit Facility, including requiring the immediate repayment in full of all amounts outstanding. There can be no assurance the Company can secure adequate or timely replacement financing to repay the lender in the event of an unanticipated repayment demand. Additionally, if the Lender accelerates the payment of the outstanding indebtedness under the Senior Credit Facility, cross default provisions contained in the indenture governing the Company’s $125 million outstanding note issue, due November 26, 2006, would allow either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes to provide the Company with notice of a default under the notes. Failure of the Company to repay the amounts outstanding under the Senior Credit Facility within thirty days of the receipt of such notice would result in an event of default under the indenture. In that event, either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes could accelerate the payment of all $125 million of the outstanding notes. In such an instance, there can likewise be no assurance that the Company would be able to secure the additional financing that would be required to make such a rapid repayment.
      If current revenue trends in the business continue, it is reasonably possible that the Company will have to access additional sources of cash beyond current financing arrangements before the end of the year. In addition to the talks with the Lender, the Company has begun an internal evaluation of alternative financing sources, but there is no assurance that the Company will be able to secure additional financing.
      Additionally, the Company is in the process of developing an action plan to improve profitability and the Company’s financial condition. The plan is likely to include a reduction in headcount, exiting certain markets, and an overall reduction in cost. The impact on near-term liquidity of this plan is yet to be determined, but its implementation may require cash outlays.
      The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in retirement benefits of $7.6 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. The $7.6 million has been fully accrued for as of June 30, 2005.
      The Company made capital expenditures of $3.5 million during the first six months of 2005 and anticipates that capital expenditures for the remainder of the year will range between $3.0 million and $4.0 million. Included in the above, the Company began to incur capital expenditures and employee compensations costs in the first quarter of 2005 relating to the audit contract for the State of California Medicare as previously discussed. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract.
      On May 26, 2005, the United States District Court for the Northern District of Georgia, Atlanta Division, approved the Company’s Stipulation of Settlement (“Settlement”) to settle the consolidated class action lawsuit. No payments by the Company were required in connection with the Settlement. For additional discussion of the Settlement and certain other litigation to which the Company is a party and which may have an impact on future liquidity and capital resources, see Note H (1) to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q.
      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients at that time, filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On March 24, 2005, a lawsuit was filed against the Company by the post confirmation trust for a portion of the debtor’s estate seeking recovery of the $5.5 million as a preference payment. The Company believes that it has valid defenses against this lawsuit. The Company has offered to settle such claim and has recorded an expense provision of $0.2 million with respect to this matter during the fourth quarter of 2004. However, if the Company is unsuccessful in defending a preference payment claim, the Company’s earnings would be reduced and the Company would be required to make unbudgeted cash payments, which would adversely affect future liquidity.
      On June 7, 2005, the Company announced that its Board of Directors has concluded the evaluation of the Company’s strategic alternatives that was previously announced in October 2004. The Board, in consultation with its financial advisor, CIBC World Markets Corp., through a special committee established for that purpose, carefully evaluated the company’s options and unanimously determined that, at that time, the best interests of its shareholders would not be served by continuing to pursue a strategic transaction.

      On July 29, 2005, Cannell Capital LLC, a significant owner of the Company’s common stock, filed a Form SC 13D/ A with the U.S. Securities and Exchange Commission, expressing an interest in acquiring all of the Company’s outstanding shares it does not already own for $3.43 per share in cash. The Company’s Board of Directors issued a press release on August 2, 2005, stating that the Board would review the proposal consistent with its fiduciary duties.
      To promote retention of key employees during the Company’s exploration of strategic alternatives, among other goals, the Company’s Compensation Committee approved a program under which the Company modified employment and compensation arrangements with certain management employees as disclosed in the Company’s Reports on Form 8-K filed on October 26, 2004 and February 11, 2005. Under the program, the officers are entitled to additional benefits related to certain termination and change of control events in exchange for revised restrictive covenants. Also, in October 2004, the Compensation Committee approved transaction success bonuses payable upon a change of control for 26 additional key managers. Such bonuses would be calculated as a percentage of each manager’s annual salary with the applicable percentage based on the per share consideration received in a change of control transaction. Payments under these arrangements would be a material use of cash.
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
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.7 million at June 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, then the grants are repayable in full. Meridian currently employs 229 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian would need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2005 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, the Company will recognize an expense at that time.
Forward Looking Statements
      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) state-

ments regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding anticipated 2005 levels of capital expenditures and strategic business initiatives costs, (5) statements regarding the impact of potential law changes and restructuring of Meridian, (6) statements regarding expected compliance with its debt facility covenants, (7) statements regarding the Centers for Medicare & Medicaid Services (CMS) audit, and (8) statements regarding potential increases in Meridian “fee-for-service” revenues. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:

•	potential timing issues or changes in the Company’s clients’ claims approval processes that could delay revenue recognition;

•	if the recent economic recovery does not continue, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize anticipated revenues;

•	the possibility of clients who have filed for bankruptcy asserting a claim against the Company for preference payments: one large client that paid the Company approximately $5.5 million in the first quarter of 2003 filed a lawsuit against the Company on March 24, 2005 seeking its return as a preference payment;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	failure to successfully implement the strategic business initiatives may reduce expected future revenues;

•	the Company may not achieve anticipated expense savings;

•	the Company’s Accounts Payable Services businesses may not grow as expected and may not be able to increase the number of clients, particularly commercial clients, utilizing contract compliance audits, and growth in smaller commercial clients may not occur as previously anticipated;

•	the Company’s commercial business may continue to show declines unless the Company is able to successfully develop alternative structures to increase revenue;

•	the Company’s international expansion may prove unprofitable or may take longer to accomplish than anticipated, and it may take longer to convert existing client contracts into revenue;

•	the Company’s reorganization of the U.S. Accounts Payable Services operations in connection with the Company’s current strategic business initiatives may adversely affect the Company’s ability to generate anticipated revenues and profits, and may not be successful or may require more time, management attention or expense than we currently anticipate;

•	the Company will be required to expend substantial resources to prepare for and perform the CMS audit and there is no guarantee that actual revenues will justify the required expenditures;

•	until the CMS pilot program is well underway, there will be no way to accurately predict the level of recoveries that will be achieved, and there is no guarantee that the level of recoveries will be significant;

•	even if CMS deems the pilot program sufficiently successful to justify further ventures, there is no guarantee that it, or any other medical claims client, will award future contracts to the Company;

•	the Company has violated its debt covenants in the past and currently expects to violate them in the third quarter unless they can be successfully renegotiated with the Lender;

•	violations of the Company’s debt covenants could result in an acceleration of its outstanding bank debt (totaling $13.7 million at August 8, 2005) as well as debt under its convertible notes (totaling

$125.0 million in gross principal balance at June 30, 2005), and the Company may not be able to secure sufficient liquid resources to pay the accelerated debt;

•	prior years had revenue at increased levels because multiple client audit years were being audited, and this trend is currently not expected to continue;

•	the impact of internal controls assessment and other provisions of Sarbanes-Oxley Act of 2002 that have caused clients to increase their scrutiny of their accounting records and have potentially reduced the amount of lost profits available for recovery by the Company;

•	the Company may continue to experience revenue losses or delays as a result of our U.S. retailing clients’ actual and/or potential revision of claim approval and claim processing guidelines;

•	the possibility of an adverse judgment in pending securities litigation;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, the potential impact of any goodwill impairment that may be required by ongoing impairment testing under SFAS No. 142;

•	future weakness in the currencies of countries in which the Company transacts business could adversely affect the profitability of the Company’s international operations;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us;

•	the Meridian VAT Reclaim operating segment may require additional time and effort of Company executives and may therefore distract management from its focus on the Company’s core Accounts Payable Services business;

•	Meridian’s revenues from new service offerings on a “fee-for-service” basis may not grow as expected;

•	revenue from freight rate and pharmacy initiatives and other U.S. initiatives may not be realized as quickly as previously anticipated.

•	proposed legislation and regulatory initiatives concerning the mechanisms of European value-added taxation, if finalized as currently drafted, would reduce material portions of the revenues of Meridian VAT Reclaim;

•	if recent revenue trends in the business continue, the Company will need to evaluate whether some portion, if not all, of the Company’s goodwill, intangible assets and other long-term assets are impaired in accordance with the Company’s impairment accounting policy.

•	the risks inherent in any CEO succession, including the time required to fully integrate Mr. McCurry into the Company’s operations;

•	other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005.

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
      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At June 30, 2005, we had $12.5 million of short-term variable-rate debt outstanding. Additionally, at June 30, 2005, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the three and six months ended June 30, 2005 would have resulted in approximately a $30 thousand and $60 thousand change in pre-tax income, respectively.
      Derivative Instruments. The Company has in place a formal policy concerning its use of derivative financial instruments and intends to utilize these instruments prospectively to manage its foreign currency market risk. As of June 30, 2005, the Company had no derivative financial instruments outstanding.

Item 4.	Controls and Procedures
      The Company’s management conducted an evaluation, with the participation of its Chief Executive Officer (CEO) and its Executive Vice President and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the quarterly period covered by this report. Based upon that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level in ensuring that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis, due to a material weakness in its internal controls relating to revenue and the reserve for estimated refunds, as described below.
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
      The material weakness, as originally reported in the Company’s Annual Report on Form 10-K/ A for the year ended December 31, 2004, related to ineffective oversight and review over revenue and the reserve for estimated refunds. In the quarter ended June 30, 2005, management made significant progress in remediating certain aspects of the deficiencies found, specifically in the training of affected personnel and the improvement of the amount and quality of evidence gathered to calculate the reserve for estimated refunds. However, other aspects of the deficiencies found are still in the remediation process and appear to constitute a material weakness.
      A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      There were no changes, other than as discussed below, in the Company’s internal control over financial reporting identified in connection with the evaluation of changes in internal control required by

Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      At the annual meeting of shareholders held on May 3, 2005, the shareholders of the Company took the following actions:

1. The holders of common stock elected the following two Class III directors for terms of office expiring at the 2008 annual meeting of shareholders as follows:

Name	For	Withheld

David A. Cole	50,701,020	4,926,385
Thomas S. Robertson	51,516,574	4,110,831

The following Class I and Class II members of the Board of Directors continued their terms of office following the meeting: John M. Cook, Jonathan Golden, Gerald E. Daniels, Garth H. Greimann, N. Colin Lind and Jimmy M. Woodward. Mr. Cook resigned from the Board of Directors effective July 25, 2005 and the Board filled the vacancy by electing James B. McCurry.

2. The holders of common stock ratified the Audit Committee’s appointment of KPMG LLP as PRG-Schultz’s independent registered public accounting firm for fiscal year 2005. The vote was 49,633,746 for the ratification, 5,169,094 against, with 824,565 abstentions/votes withheld and -0-broker non-votes.

Item 5.	Other Information
      None.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).

Exhibit
Number	Description

10.1	Employment Agreement between Registrant and Mr. James B. McCurry, dated as of July 25, 2005 (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed on July 25, 2005).

10.2	Retainer Agreement between Registrant and Mr. David A. Cole, dated as of July 20, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on July 25, 2005).

10.3	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

10.4	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2005.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2005.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-Schultz International, Inc.

August 9, 2005	By: /s/ James B. McCurry James B. McCurry President and Chief Executive Officer (Principal Executive Officer)

August 9, 2005	By: /s/ James E. Moylan, Jr. James E. Moylan, Jr. Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)