Form 10-Q
period 2005-09-30
PRG SCHULTZ INTERNATIONAL INC
filed 2005-11-09
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Registrant’s telephone number, including area code: (770) 779-3900
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Common shares of the registrant outstanding at October 31, 2005 were 67,956,832.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2005

PART I.     FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except per share data)
Revenues	$67,708	$85,137	$224,793	$263,192
Cost of revenues	50,096	54,249	153,405	168,372
Selling, general and administrative expenses	27,944	28,425	88,157	94,875
Restructuring expense	7,922	—	7,922	—

Operating income (loss)	(18,254)	2,463	(24,691)	(55)
Interest expense	(2,249)	(2,253)	(6,369)	(6,793)
Interest income	160	120	409	416

Earnings (loss) from continuing operations before income taxes and discontinued operations	(20,343)	330	(30,651)	(6,432)
Income taxes	715	125	1,814	(2,445)

Earnings (loss) from continuing operations before earnings from discontinued operations	(21,058)	205	(32,465)	(3,987)
Earnings from discontinued operations (Note B):
Gain on disposal of discontinued operations, including operating results for phase-out period, net of income tax expense of $173 and $5,495 for three and nine months in 2004	260	260	479	7,349

Net earnings (loss)	$(20,798)	$465	$(31,986)	$3,362

Basic earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(0.34)	$—	$(0.52)	$(0.07)
Discontinued operations	—	0.01	—	0.12

Net earnings (loss)	$(0.34)	$0.01	$(0.52)	$0.05

Diluted earnings (loss) per share (Note C):
Loss from continuing operations before discontinued operations	$(0.34)	$—	$(0.52)	$(0.07)
Discontinued operations	—	0.01	—	0.12

Net earnings (loss)	$(0.34)	$0.01	$(0.52)	$0.05

Weighted-average shares outstanding (Note C):
Basic	62,029	61,808	62,001	61,734

Diluted	62,029	62,108	62,001	61,734

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$9,988	$12,596
Restricted cash	3,369	120
Receivables:
Contract receivables, less allowances of $2,143 in 2005 and $1,284 in 2004	38,843	59,745
Employee advances and miscellaneous receivables, less allowances of $2,188 in 2005 and $3,333 in 2004	3,130	3,490

Total receivables	41,973	63,235

Funds held for client obligations	21,193	30,920
Prepaid expenses and other current assets	5,361	4,129
Deferred income taxes	1,951	1,951

Total current assets	83,835	112,951

Property and equipment:
Computer and other equipment	65,810	62,858
Furniture and fixtures	7,690	7,778
Leasehold improvements	9,099	9,312

Property and equipment, gross	82,599	79,948
Less accumulated depreciation and amortization	61,880	53,475

Property and equipment, net	20,719	26,473

Goodwill	170,642	170,684
Intangible assets, less accumulated amortization of $5,107 in 2005 and $4,068 in 2004	29,193	30,232
Other assets	3,420	3,827

	$307,809	$344,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$12,400	$—
Obligations for client payables	21,193	30,920
Accounts payable and accrued expenses	21,934	26,626
Accrued payroll and related expenses	41,482	41,791
Deferred revenue	3,423	6,466
Convertible notes, net of unamortized discount of $1,157	123,843	—

Total current liabilities	224,275	105,803
Convertible notes, net of unamortized discount of $1,714	—	123,286
Deferred compensation	1,447	2,195
Deferred income taxes	4,201	4,201
Other long-term liabilities	4,678	5,098

Total liabilities	234,601	240,583

Shareholders’ equity (Note G):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,996,832 shares in 2005 and 67,658,656 shares in 2004	68	68
Additional paid-in capital	495,275	493,532
Accumulated deficit	(374,965)	(342,979)
Accumulated other comprehensive income	2,340	1,740
Treasury stock at cost; 5,764,525 shares in 2005 and 2004	(48,710)	(48,710)
Unearned portion of restricted stock	(800)	(67)

Total shareholders’ equity	73,208	103,584

Commitments and contingencies (Note H)
	$307,809	$344,167

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings (loss)	$(31,986)	$3,362
Gain on disposal of discontinued operations	(479)	(7,349)

Loss from continuing operations	(32,465)	(3,987)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	12,198	13,374
Restricted stock compensation expense	279	(23)
Loss on sale of property and equipment	—	161
Deferred income taxes	—	(5,542)
Income tax benefit (effect) relating to stock option exercises	(41)	11
Changes in operating assets and liabilities:
Restricted cash	(3,243)	(217)
Receivables	20,392	2,486
Prepaid expenses and other current assets	(1,327)	(1,203)
Other assets	(549)	(131)
Accounts payable and accrued expenses	(3,023)	(4,550)
Accrued payroll and related expenses	723	916
Deferred revenue	(2,414)	348
Deferred compensation expense	(748)	(558)
Other long-term liabilities	(420)	397

Net cash provided by (used in) operating activities	(10,638)	1,482

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(5,058)	(9,294)
Proceeds from sale of certain discontinued operations	—	19,116

Net cash provided by (used in) investing activities	(5,058)	9,822

Cash flows from financing activities:
Net borrowings (repayments) of debt	12,400	(23,700)
Payments for issuance costs on convertible notes	—	(21)
Net proceeds from common stock issuances	772	767

Net cash provided by (used in) financing activities	13,172	(22,954)

Net cash provided by (used in) discontinued operations	487	(1,146)
Effect of exchange rates on cash and cash equivalents	(571)	(127)

Net change in cash and cash equivalents	(2,608)	(12,923)
Cash and cash equivalents at beginning of period	12,596	26,658

Cash and cash equivalents at end of period	$9,988	$13,735

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3,438	$3,393

Cash paid during the period for income taxes, net of refunds received	$753	$2,918

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Unaudited)
Note A — Basis of Presentation
      The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In preparing Condensed Consolidated Financial Statements (Unaudited), it is necessary for management to make assumptions and estimates affecting the amounts reported in such financial statements and related notes. These estimates and assumptions are developed based upon all information available. Actual results could differ from estimated amounts. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
      These unaudited condensed financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern depends upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and where necessary, obtaining financing sources to satisfy the Company’s future obligations. As of September 30, 2005, the Company was not in compliance with all of its financial covenants under the Senior Credit Facility.
      The Company has notified the Lender of the covenant breaches, and on November 8, 2005, entered into a Forbearance Agreement with the Lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the Lender has agreed to forbear from exercising any right or remedy under the Senior Credit Facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arises exclusively as a result of the occurrence of certain acknowledged events of default; however, the Lender does retain its right to prohibit certain payments to the holders of the Convertible Subordinated Notes. In addition to the financial covenant defaults discussed above, the acknowledged events of default include the failure to provide information and documentation regarding certain of the Company’s subsidiaries. Acknowledged events of default also include prospective defaults relating to the Company’s potential failure to comply with the financial covenants set forth in Section 7.11 of the Senior Credit Facility as of the quarter ending December 31, 2005, and the Company’s potential failure to make the interest payment due in respect of the Subordinated Convertible Notes on November 28, 2005.
      The Lender has also agreed pursuant to the Forbearance Agreement that it shall, on any one occasion prior to the termination of the Forbearance Agreement, make a revolving loan under the Senior Credit Facility in an amount up to $0.6 million in excess of the borrowing base under the Senior Credit Facility, but only to the extent such funds are necessary for general working capital purposes (an “Overadvance”); provided, that the Company shall have delivered the UK Receivables documentation (as discussed below) prior to the request for such Overadvance. The Company must repay such Overadvance within thirty (30) days thereafter, to the extent that total borrowing under the Senior Credit Facility exceeds the borrowing base at that time. The failure of the Company to repay such Overadvance as and when required shall constitute an immediate Event of Default under the Senior Credit Facility irrespective of any otherwise applicable grace period.
      The Lender has also agreed, pursuant to the Forbearance Agreement, that neither the Company’s incurrence of up to $10.0 million of subordinated debt nor its failure to pay the Lender 100% of the proceeds from such subordinated debt as required under Senior Credit Facility shall constitute an Event of Default

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under the Senior Credit Facility; provided, that the proceeds of the loan, if obtained, must be used to make the November 28, 2005 interest payment under the Subordinated Convertible Notes, with the remainder to be used for general working capital purposes, and the repayment of such loan must be subordinated to repayment in full of the Senior Credit Facility.
      As a condition to the Lender’s obligations under the Forbearance Agreement, on or before December 23, 2005, the Company must provide the Lender with a commitment letter from a recognized institutional lender to provide financing on or before March 31, 2006 sufficient to pay all amounts owed under the Senior Credit Facility. In addition, the Company must generate adjusted EBITDA for the fiscal quarter ending December 31, 2005 of not less than $1, and deliver, on or before January 31, 2006, a certificate as to its adjusted EBITDA for such quarter. For purposes of this covenant, adjusted EBITDA means EBITDA for the fourth quarter of 2005 as traditionally calculated by the Company in its earnings press releases, plus all non-cash, non-recurring charges incurred during such period and all cash restructuring charges (not to exceed $1.8 million in the aggregate) incurred during such period. As a further condition to the Lender’s obligations under the Forbearance Agreement, as soon as practicable, but in any event on or before December 31, 2005, the Company must cause all accounts receivable arising from the operations of its affiliate, PRG-Schultz UK Ltd. in the United Kingdom (the “UK Receivables”), to be pledged to the Lender as collateral for the amounts owed under the Senior Credit Facility, and must take such other action as is reasonably necessary to ensure that the Lender has a first priority perfected security interest in such UK Receivables. In consideration of the Lender’s willingness to enter the Forbearance Agreement, the Company has paid the Lender a nonrefundable fee in the amount of $0.1 million and has agreed to reimburse certain expenses of the Lender and its counsel.
      In consideration of the willingness of the Lender to enter into the Forbearance Agreement, the Company and its domestic subsidiaries have released the Lender and certain of its affiliates from any and all damages and liabilities of whatever kind or nature, known or unknown, relating to or arising under the Senior Credit Facility, excluding any ongoing obligations the Lender may have pursuant to the Senior Credit Facility.
      Unless terminated earlier due to the failure of the Company to comply with any of its obligations discussed above, or due to the occurrence of any default or event of default under the Senior Credit Facility other than the acknowledged events of default, the Forbearance Agreement will terminate on March 31, 2006.
      The Company expects that it will need additional financing before year end in excess of its current financing arrangements in order to make the required interest payment of $3.0 million on its convertible notes due on November 28, 2005. On September 19, 2005, the Company announced that it hired Rothschild, Inc. to help the Company evaluate financing alternatives. This evaluation is currently ongoing. The Forbearance Agreement allows the Company to incur up to $10 million in subordinated indebtedness, the proceeds of which may be used to fund the November 28, 2005 interest payment on the Convertible Notes and for general working capital purposes. The Company has initiated negotiations with third parties to obtain this financing. Failure to obtain the necessary additional financing and/or restructure its financial obligation, as discussed below, could materially adversely impact the Company’s ability to continue as a going concern.
      On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its 4 3/4% convertible notes due November 26, 2006 (the “Convertible Notes”), and to improve the Company’s liquidity. An Ad Hoc Committee of holders of the Convertible Notes has been organized to negotiate the terms of a potential restructuring of the Convertible Notes.
      Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

(1)	Employee Stock Compensation Plans
      At September 30, 2005, the Company had two stock compensation plans and an employee stock purchase plan (the “Plans”). Additionally, the Company has granted stock options to its President and Chief Executive Officer that were not issued under shareholder-approved plans. The Company accounts for the Plans and grants outside of the Plan under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted generally vest and become fully exercisable on a ratable basis over four years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans in the accompanying Condensed Consolidated Statements of Operations (Unaudited) except for compensation amounts relating to grants of shares of restricted stock issued in 2005 and 2000. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards.
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
      The Company’s pro forma information for the three and nine months ended September 30, 2005 and 2004 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings per share information):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator for basic and diluted pro forma net earnings (loss) per share:
Net earnings (loss) before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(20,798)	$465	$(31,986)	$3,362
Stock-based employee compensation expense included in net earnings (loss) reported	83	12	279	(24)
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(1,110)	(1,630)	(3,886)	(5,353)

Pro forma net earnings (loss)	$(21,825)	$(1,153)	$(35,593)	$(2,015)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Denominator for diluted pro forma net earnings (loss) per share:
Weighted-average shares outstanding, as reported for basic earnings (loss) per share	62,029	61,808	62,001	61,734
Effect of dilutive securities:
Employee stock options	—	—	—	—

Denominator for pro forma diluted earnings (loss) per share	62,029	61,808	62,001	61,734

Pro forma net earnings (loss) per share:
Basic — as reported	$(0.34)	$0.01	$(0.52)	$0.05

Basic — pro forma	$(0.35)	$(0.02)	$(0.57)	$(0.03)

Diluted — as reported	$(0.34)	$0.01	$(0.52)	$0.05

Diluted — pro forma	$(0.35)	$(0.02)	$(0.57)	$(0.03)

      In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-and nine-month periods ended September 30, 2005 and 2004, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.
      When the Company adopts SFAS No. 123 (revised 2004) (“SFAS No. 123(R)”), Share-Based Payment, as discussed below, it will include the expense associated with share-based payments issued to employees in its Condensed Consolidated Statements of Operations (Unaudited). The Company is currently scheduled to adopt SFAS No. 123(R) at the beginning of 2006. The Company has not yet completed its assessment of which valuation model or transition option to select.

(2)	New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R). This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met, although the Company’s stock purchase plan does not currently satisfy these conditions.
      A public entity will initially measure the cost of employee services received in exchange for an award of cash settled instruments (such as a stock appreciation right) based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.
      As of their respective required effective dates, all public entities will apply this Statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R) (see Note A(1) for pro forma disclosures). The impact of this Statement on future periods cannot be estimated at this time but is expected to reduce future operating results.
      On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS No. 123(R) until the first annual period beginning after June 15, 2005.
Note B — Discontinued Operations

(a)	Revenue-Based Royalty from Sale of Logistics Management Services in 2001
      On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with an additional amount payable in the form of a revenue-based royalty over four years, of which $2.2 million had been cumulatively received through September 30, 2005. The final payment is expected to be received in the first quarter of 2006.
      During the nine months ended September 30, 2005 and 2004, the Company recognized a gain on the sale of discontinued operations of approximately $0.5 million and $0.3 million, respectively, net of tax expenses of approximately $-0- million and $0.2 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

(b)	Sale of Discontinued Operations — French Taxation Services in 2001
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005, the payment date, exchange rates), to resolve the buyer’s warranty claims with respect to a commission dispute with Meridian. During the fourth quarter of 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.

(c)	Sale of Communications Services
      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor at that time was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million. During the three months ended September 30, 2004, the Company adjusted the gain on disposal by approximately $90 thousand, net of tax expense of approximately $60 thousand, due to an adjustment in the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
working capital originally estimated at the time of sale. Operating results for Communications Services during the phase-out period were a loss of $(0.3) million, net of an income tax benefit of $(0.2) million.
Note C — Diluted Earnings (Loss) Per Share
      The following table sets forth the computations of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(21,058)	$205	$(32,465)	$(3,987)
After-tax interest expense, including amortization of discount on convertible notes	—	—	—	—

Earnings (loss) for purposes of computing diluted earnings (loss) per share from continuing operations	(21,058)	205	(32,465)	(3,987)
Discontinued operations	260	260	479	7,349

Earnings (loss) for purposes of computing diluted earnings (loss) per share	$(20,798)	465	$(31,986)	$3,362

Denominator:
Denominator for basic earnings (loss) per share — weighted-average shares outstanding	62,029	61,808	62,001	61,734
Effect of dilutive securities:
Employee stock options	—	300	—	—
Convertible notes	—	—	—	—

Denominator for diluted earnings (loss) per share	62,029	62,108	62,001	61,734

Diluted earnings (loss) per share:
Loss from continuing operations before discontinued operations	$(0.34)	$—	$(0.52)	$(0.07)
Discontinued operations	—	0.01	—	0.12

Net earnings (loss)	$(0.34)	$0.01	$(0.52)	$0.05

      For the three months ended September 30, 2005 and 2004, 10.2 million and 3.9 million shares subject to outstanding stock options, respectively, were excluded from the computation of diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect. For the nine months ended September 30, 2005 and 2004, 7.0 million and 5.3 million stock option shares, respectively, were excluded from the computation of diluted earnings per share calculated using the treasury stock method due to their antidilutive effect.
      Additionally, for the three and nine months ended September 30, 2005 and 2004, 16.1 million shares related to the convertible notes were excluded from the calculation of diluted earnings (loss) per share due to their antidilutive effect.

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
      The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any intersegment revenues. Segment information for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total

Three Months Ended September 30, 2005
Revenues	$57,968	$9,740	$—	$67,708
Operating income (loss)	(4,028)	1,065	(15,291)	(18,254)
Three Months Ended September 30, 2004
Revenues	$75,625	$9,512	$—	$85,137
Operating income (loss)	11,493	1,979	(11,009)	2,463
Nine Months Ended September 30, 2005
Revenues	$192,436	$32,357	$—	$224,793
Operating income (loss)	6,352	6,982	(38,025)	(24,691)
Nine Months Ended September 30, 2004
Revenues	$231,460	$31,732	$—	$263,192
Operating income (loss)	29,853	8,026	(37,934)	(55)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E — Comprehensive Income
      The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. The Company’s consolidated comprehensive income (loss) was as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss)	$(20,798)	$465	$(31,986)	$3,362
Other comprehensive income (loss):
Foreign currency translation adjustment	705	102	600	(297)

Comprehensive income (loss)	$(20,093)	$567	$(31,386)	$3,065

Note F — Cash Equivalents
      Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
      At September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $10.0 million and $12.6 million, respectively, of which cash equivalents represent approximately $1.3 million and $1.6 million, respectively. The Company had $0.1 million in cash equivalents at U.S. banks at September 30, 2005. At December 31, 2004, the Company had $0.2 million in cash equivalents at U.S. banks. At September 30, 2005 and December 31, 2004, certain of the Company’s international subsidiaries held $1.2 million and $1.4 million, respectively, in cash equivalents, the majority of which were at banks in Latin America and the United Kingdom, respectively.
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
      On August 14, 2005, the remaining unvested and outstanding 52,000 shares of these Stock Awards vested. For the U.S. employees of the Company, 13,582 shares were withheld to cover payroll tax obligations and the balances of the shares were issued to the recipients. For international employees, the full balances of shares were issued to the recipients. International employees are responsible for any tax liability with their respective government.
      At September 30, 2005, of the total number of shares granted, there were 92,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed and 193,500 shares that had been forfeited. The Company recognized $(6) thousand and $12 thousand of compensation expense related to these Stock Awards for the three months ended September 30, 2005 and 2004, respectively, and $28 thousand and $(23) thousand for the nine months ended September 30, 2005 and 2004, respectively. Additionally, the Company reduced unamortized compensation expense for forfeitures of Stock Awards by $19 thousand for each of the three months ended September 30, 2005 and 2004 and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$38 thousand and $154 thousand for the nine months ended September 30, 2005 and 2004, respectively. The Company will no longer recognize compensation expense related to these Stock Awards.
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
      Among the additional benefits, restricted stock awards representing 240,000 shares in the aggregate of the Company’s common stock were granted to six of the Company’s officers in February 2005 and 25,000 shares were granted to a senior management employee in March 2005, respectively. The total 265,000 restricted shares granted are subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. Effective July 31, 2005, 40,000 restricted shares were forfeited and cancelled in accordance with their terms upon the termination of employment of the Company’s former Vice Chairman. Additionally, effective September 16, 2005, 40,000 restricted shares were forfeited and cancelled in accordance with their terms upon the termination of employment of one of the Company’s former officers. As of September 30, 2005, former employees had cumulatively forfeited 80,000 shares of the restricted common stock. Over the remaining life of the restricted stock awards, the Company will recognize $0.7 million in compensation expense before any future forfeitures. The Company recognized $28 thousand and $189 thousand of compensation expense related to these Stock Awards for the three and nine months ended September 30, 2005, respectively. In October 2005, an additional 40,000 shares were forfeited and cancelled in accordance with their terms upon the termination of employment of one of the Company’s former officers.
      The Company has issued no preferred stock through September 30, 2005, and has no present intentions to issue any preferred stock, except for any potential issuance of participating preferred stock (500,000 shares authorized) pursuant to the Company’s Shareholder Protection Rights Agreement. The Company’s remaining, undesignated preferred stock (500,000 shares authorized) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Company’s Board of Directors, without any further votes or action by the shareholders.
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
      Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian’s revenues from TVR were $-0- million and $0.5 million for the three and nine months ended September 30, 2004, respectively). As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.0 million at September 30, 2005 exchange rates and $2.2 million at December 31, 2004 exchange rates. This investment is included in Other Assets on the Company’s accompanying September 30, 2005 and December 31, 2004 Condensed Consolidated Balance Sheets (Unaudited).

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Standby Letters of Credit
      On November 30, 2004, the Company entered into a standby letter of credit under its Senior Bank Credit Facility in the face amount of 2.5 million Euros. The letter of credit serves as assurance to VAT authorities in France that the Company’s Meridian unit will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The annual interest rate of the letter of credit was 3.0% at September 30, 2005. On September 30, 2005, Meridian placed 2.5 million Euros in cash on deposit with a bank in order to cancel the standby letter of credit.
      Additionally, on November 30, 2004, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.2 million. The letter of credit is required by an insurer with which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The annual interest rate of the letter of credit was 3.0% at September 30, 2005. There were no borrowings outstanding under the letter of credit at September 30, 2005.
      On January 25, 2005, the Company entered into a letter of credit under its Senior Bank Credit Facility in the face amount of $0.3 million. The letter of credit is required by an additional insurer in which the Company maintains a policy to provide workers’ compensation and employers’ liability insurance. The current annual interest rate of the letter of credit was 3.0% at September 30, 2005. There were no borrowings outstanding under the letter of credit at September 30, 2005.

(4)	Client Bankruptcy
      On April 1, 2003, one of the Company’s larger domestic Accounts Payable Services clients at that time filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On March 24, 2005, a lawsuit was filed against the Company by the post confirmation trust for a portion of the debtor’s estate seeking recovery of the $5.5 million as a preference payment. The Company believes that it has valid defenses against this lawsuit. The Company has offered to settle such claim and recorded an expense provision of $0.2 million with respect to this matter during the fourth quarter of 2004.

(5)	Industrial Development Authority Grants
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.6 million at September 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 229 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation has not yet been determined. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s accompanying Condensed Consolidated Statements of Operations (Unaudited) do not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 prior to September 2007 and that grants will need to be repaid to IDA, the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company will be required to recognize an expense at that time. This expense could be material to the Company’s results of operations.

(6)	Retirement of John M. Cook, Chairman, President and Chief Executive Officer and John M. Toma, Vice Chairman
      On June 7, 2005, the Company’s Chairman, President and Chief Executive Office, John M. Cook, announced his decision to retire. Mr. Cook subsequently retired on July 31, 2005. The Company’s Vice Chairman, John M. Toma, also retired at that time. For the three and nine months ended September 30, 2005, expense related to Separation and Release Agreements entered into with Messrs. Cook and Toma was $-0- million and $3.9 million, respectively.

(7)	Grant of Stock Options
      On July 20, 2005, the Company announced that its Board of Directors had unanimously elected James B. McCurry to succeed John M. Cook as President and Chief Executive Officer of the Company. Mr. McCurry was granted inducement stock options covering two million shares of the Company’s common stock. These options were issued in reliance on Nasdaq Marketplace Rule 4350(i)(1)(A)(iv) and were not issued under a shareholder-approved plan. The options were issued on July 29, 2005 and have a seven-year term and an exercise price of $3.16 per share. 500,000 of Mr. McCurry’s options will vest on the first anniversary of the grant date, and the balance will vest in one third increments as follows: 500,000 will vest at any time after the anniversary of the grant date that the Company’s stock closes at $4.50 or higher on the Nasdaq national market for 45 consecutive trading days, 500,000 will vest at any time after the second anniversary of the grant date that the Company’s stock closes at $6.50 or higher on the Nasdaq national market for 45 consecutive trading days, and 500,000 will vest at any time after the third anniversary of the grant date that the Company’s stock closes at $8.00 or higher on the Nasdaq national market for 45 consecutive trading days. In addition, portions of the options will vest upon the occurrence of certain events, such as a termination by the Company without cause or by Mr. McCurry for good reason, upon certain changes of control of the Company or upon the Company’s ceasing to be a publicly traded company.
      On July 19, 2005, the Board of Directors designated David A. Cole to serve as non-executive Chairman of the Board, effective July 25, 2005. Mr. Cole is not an officer or employee of the Company. Mr. Cole was granted stock options covering 450,000 shares of the Company’s common stock. The options were issued on July 29, 2005 and have a seven-year term and an exercise price of $3.16 per share. 150,000 of Mr. Cole’s options will vest on the earlier of the 2006 annual meeting of shareholders or June 30, 2006, and the balance will vest in one-third increments as follows: 100,000 will vest at any time after the earlier of the 2006 annual meeting of shareholders or June 30, 2006, that the Company’s stock closes at $4.50 or higher on the Nasdaq national market for 45 consecutive trading days, 100,000 will vest at any time after the earlier of the 2006 annual meeting of shareholders or June 30, 2006, that the Company’s stock closes at $6.50 or higher on the Nasdaq national market for 45 consecutive trading days, and 100,000 will vest at any time after the earlier of the 2007 annual meeting of shareholders or June 30, 2007, that the Company’s stock closes at $8.00 or higher on the Nasdaq national market for 45 consecutive trading days. In addition, portions of the options will vest upon the occurrence of certain events, such as the death or disability of Mr. Cole, upon certain changes of control of the Company or upon the Company’s ceasing to be a publicly traded company. The Company recognized stock compensation expense amounting to $62 thousand for the three months ended September 30, 2005 relating to services performed in excess of normal director services by Mr. Cole.
Note I — Workforce Reduction and Restructuring
      The Company initiated a workforce reduction in the third quarter of 2005 and recorded charges for employment termination benefits in accordance with Financial Accounting Standard (“FAS”) No. 112,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employers’ Accounting for Postemployment Benefits, and FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
      On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s inability to increase revenues for the previous two and one-half years. Revenues for the years 2002, 2003 and 2004 and the nine months ended September 30, 2005 were $446.9 million, $375.7 million, $356.9 million and $225.7 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.1%, 35.1% and 39.5%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of customers served, reducing the number of countries in which the Company operates, and terminating employees.
      The following table summarizes activity associated with the workforce reduction and restructuring liabilities (in thousands) as of September 30, 2005:

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total

Balance as of July 1, 2005	$—	$—	$—	$—
Accruals	2,831	383	4,708	7,922
Cash payments	(38)	—	(290)	(328)

Balance as of September 30, 2005	$2,793	$383	$4,418	$7,594

      On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Annualized savings from the restructuring plan are estimated to be approximately $42.2 million. The Company expects the restructuring plan to be fully implemented by June 30, 2006. The implementation of the restructuring plan will result in severance-related and other charges of approximately $8.5 million. Accordingly, the Company recorded expense for severance pay and benefits of $7.9 million in the three months ended September 30, 2005, with the remaining expense expected to be recorded over the next three quarters. Severance amounting to $0.3 million was paid in the third quarter of 2005 and the remainder of the severance is expected to be paid out predominantly over the next five quarters. The $8.5 million estimate for the restructuring plan includes $0.2 million of operating lease exit costs that the Company expects to be incurred. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.
Note J — Subsequent Events

(1) Financial Restructuring
      On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its 4 3/4% convertible notes due November 26, 2006 (the “Convertible Notes”), and to improve the Company’s liquidity. The members of the special committee are David A. Cole, Garth H. Greimann, Gerald E. Daniels and Jimmy M. Woodward.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      An Ad Hoc Committee of holders of the Convertible Notes has been organized to negotiate the terms of a potential restructuring of the Convertible Notes. The Company understands that Blum Capital and its affiliates are the largest holders of the Convertible Notes and that Blum Capital intends to participate on the Ad Hoc Committee.

(2) Appointment of Peter Limeri as Chief Restructuring Officer
      On November 7, 2005, Peter Limeri joined the Company’s executive team in the role of Chief Restructuring Officer.

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
      The Company generally recognizes revenue on the accrual basis, except with respect to the contingent fee based VAT Reclaim division of the Company’s Meridian VAT Reclaim (“Meridian”) business, along with certain international Accounts Payable Services units. Revenue is generally recognized on a contingent fee basis for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, relate to underlying claims ultimately rejected by the Company’s customers’ vendors. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund of such amount. The Company records such refunds as a reduction of revenue (See “Critical Accounting Policies — Paybacks and

Chargebacks” as fully described in Note 1 of Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
      The contract was awarded as part of a pilot program by CMS to recover overpayments on behalf of taxpayers through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in the first nine months of 2005. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract. The Company believes this contract represents a large opportunity to solidify its presence in the growing healthcare recovery audit sector and will prove to be beneficial to future earnings.
      Medicare is the second largest Federal benefit program and represents over $250 billion in annual benefit outlays. Combined with Medicaid, the two programs constitute the largest single purchaser of healthcare in the world and 33 cents of every dollar spent on healthcare in the United States. A provision in the Medicare Prescription Drug Improvement, and Modernization Act of 2003 (MMA, P.L. 108-173) required the Department of Health and Human Services (HHS) to conduct a demonstration project to evaluate the use of recovery audit contractors in identifying Medicare underpayments and overpayments and to recoup overpayments. The section allows HHS to pay the recovery audit contractors on a contingency basis.

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

Retirement of John M. Cook, Chairman, President and CEO, and John M. Toma, Vice Chairman, and Appointment of James B. McCurry as President and CEO and David A. Cole as Non-executive Chairman.
      On June 7, 2005, the Company announced that John M. Cook, the Company’s Chairman, President and Chief Executive Officer, informed the Board of Directors of his decision to retire as Chairman, President and Chief Executive Officer, once a successor was found. Mr. Cook subsequently retired on July 31, 2005. The Company’s Vice Chairman, John M. Toma, also retired at that time.
      On July 20, 2005, the Company announced that its Board of Directors had unanimously elected James B. McCurry to succeed John M. Cook as President and Chief Executive Officer of the Company, effective July 25, 2005. The Company also announced the designation of David A. Cole to serve as non-executive Chairman of the Board, effective July 25, 2005. Mr. Cole will assume the duties of Presiding Director, which were previously performed by Garth H. Greimann. Mr. Cole is not an officer or employee of the Company.

Unsolicited Letter from Cannell Capital LLC
      On August 2, 2005, the Company confirmed that it had received an unsolicited letter from Cannell Capital LLC, a San Francisco-based hedge fund, indicating Cannell’s interest in pursuing an acquisition of all of the Company’s outstanding shares it does not already own for $3.43 per share in cash. On October 25, 2005, Cannell Capital LLC sent a letter to the Company withdrawing its offer.

Restructuring
      On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s inability to increase revenues for the previous two and one-half years. Revenues for the years 2002, 2003 and 2004 and the nine months ended September 30, 2005 were $446.9 million, $375.7 million, $356.9 million and $225.7 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.1%, 35.1% and 39.5%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of customers served, reducing the number of countries in which the Company operates, and terminating employees.
      On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Annualized savings from the restructuring plan are estimated to be approximately $42.2 million. Almost all of the savings are expected to come in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff will be directly impacted by the reductions. The Company expects that implementation of the plan will result in severance-related and other charges of approximately $8.5 million. Accordingly, pursuant to Financial Accounting Standard (“FAS”) No. 112, Employers’ Accounting for Postemployment Benefits, and FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $7.9 million in the three months ended September 30, 2005, with the remaining expense expected to be recorded over the next three quarters. Severance amounting to $0.3 million was paid in the third quarter of 2005 and the remainder of the severance is expected to be paid out predominantly over the next five quarters. The $8.5 million estimate for the restructuring plan includes only $0.2 million of contract termination costs that the Company expects to be incurred. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

Appointment of Peter Limeri as Chief Restructuring Officer
      On November 7, 2005, Peter Limeri joined the Company’s executive team in the role of Chief Restructuring Officer.

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

Results of Operations
      The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	74.0	63.7	68.3	64.0
Selling, general and administrative expenses	41.3	33.4	39.2	36.0
Restructuring expense	11.7	—	3.5	—

Operating income (loss)	(27.0)	2.9	(11.0)	—
Interest expense	(3.3)	(2.6)	(2.8)	(2.6)
Interest income	0.2	0.1	0.2	0.2

Loss from continuing operations before income taxes and discontinued operations	(30.1)	0.4	(13.6)	(2.4)
Income taxes	1.0	0.2	0.8	(0.9)

Loss from continuing operations before discontinued operations	(31.1)	0.2	(14.4)	(1.5)
Earnings (loss) from discontinued operations:
Gain (loss) on disposal of discontinued operations, including operating results for phase-out period, net of income taxes	0.4	0.3	0.2	2.8

Net earnings (loss)	(30.7)%	0.5%	(14.2)%	1.3%

      The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note D of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).
Three and Nine Months Ended September 30, 2005 Compared to the Corresponding Periods of the Prior Year

Accounts Payable Services
      Revenues. Accounts Payable Services revenues for the three and nine months ended September 30, 2005 and 2004 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30

	2005	2004	2005	2004

Domestic Accounts Payable Services revenues:
Retail	$30.5	$41.2	$101.7	$122.7
Commercial	4.2	9.6	15.4	27.6

	34.7	50.8	117.1	150.3
International Accounts Payable Services revenues	23.3	24.8	75.3	81.2

Total Accounts Payable Services revenues	$58.0	$75.6	$192.4	$231.5

      For the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004, the Company continued to experience a decline in revenues for domestic retail Accounts Payable Services. The reduction in revenues, year over year, was primarily attributable to a general reduction in revenue from certain large U.S. retail audits because fewer claims have been processed as a result of improved client processes and several non-recurring audits that took place in the first nine months of last year. Revenues decreased as our clients developed and strengthened their own internal audit capabilities as a substitute for the Company’s services. Further, the clients are also making fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process, and this trend is expected to continue for the foreseeable future. Also, 2004 revenue for the three and nine month periods benefited from a non-recurring $3.3 million revenue from Sales and Use Tax operations as well as a $1.6 million settlement of past services rendered to an existing client.
      Revenues from the Company’s domestic commercial Accounts Payable Services clients also continued to decline during the three and nine months ended September 30, 2005 compared to the same periods of 2004. The Company believes the market for providing disbursement audit services (which typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is reaching maturity with the existence of many competitors resulting in fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the recent disappointing performance for the commercial business, the Company has begun to intentionally reduce the number of clients serviced based on profitability and this trend is expected to continue.
      For the three and nine months ended September 30, 2005, compared to the same periods of 2004, the Company continued to experience a decline in revenues for the international portion of the Company’s Accounts Payable Services. The decrease in revenues from international operations was driven by a large decline in the United Kingdom, partially offset by increases in Canada and Latin America. Similar to the U.S. Market, lower fee rates and the maturity of the U.K. market had resulted in a declining claim environment as customers improve their payment processes, and this trend is expected to continue for the foreseeable future.
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
      Accounts Payable Services COR for the three and nine months ended September 30, 2005 and 2004 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Domestic Accounts Payable Services COR	$25.2	$29.9	$76.2	$91.8
International Accounts Payable Services COR	18.3	18.5	57.0	58.2

Total Accounts Payable Services COR	$43.5	$48.4	$133.2	$150.0

      The dollar decrease in cost of revenues for domestic Accounts Payable Services was primarily due to lower revenues during the three and nine months ended September 30, 2005 when compared to the same periods of the prior year. On a percentage basis, COR as a percentage of revenues from domestic Accounts Payable services increased to 72.6% for the three months ended September 30, 2005, from 58.8% in 2004. COR as a percentage of revenues from domestic Accounts Payable increased to 65.1% for the nine months ended September 30, 2005, compared to 61.1% for the prior year. While the Company’s revenues continued to decrease in 2005, the Company continues to incur certain fixed costs that are a component of COR. These fixed costs constitute a larger percentage of COR and result in a higher COR as a percentage of revenues on a comparable basis.
      On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services decreased during the three and nine months ended September 30, 2005, compared to the same periods of the prior year, primarily due to lower revenues in 2005 and currency fluctuations in the countries in which the Company operates, partially offset by severance charges due to a reduction in headcount in the Company’s European and Canadian operations.
      Internationally, COR as a percentage of revenues for international Accounts Payable Services for the quarter ended September 30, 2005 was 78.5%, compared to 74.6% for the third quarter of 2004. COR as a percentage of revenues for international Accounts Payable Services for the nine months ended September 30, 2005 was 75.7%, up from 71.7% in the comparable period of 2004. Although, as a result of decreased revenues, international Accounts Payable Services has experienced a decrease in the variable cost component of COR, the International Accounts Payable Services continues to incur certain fixed costs that are a component of COR. As revenues decrease, these fixed costs constitute a larger percentage of COR and result in a higher COR as a percentage of revenues on a comparable basis.
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
      Accounts Payable Services SG&A for the three and nine months ended September 30, 2005 and 2004 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Domestic Accounts Payable Services	$8.0	$8.2	$26.0	$28.6
International Accounts Payable Services	7.7	7.6	24.0	23.0

Total Accounts Payable Services SG&A	$15.7	$15.8	$50.0	$51.6

      For the nine months of 2005, the decrease in SG&A expenses for the Company’s domestic Accounts Payable Services operations, when compared to the same period of 2004, was primarily due to lower bad debt expense in 2005.
      The increase in SG&A expenses, on a dollar basis, for the three and nine months ended September 30, 2005, compared to the three and nine months ended September 30, 2004, for the Company’s international Accounts Payable Services operations resulted primarily from increased SG&A expenses in Canada, Latin America and Europe due to fluctuations in local currency and higher payroll expense.

Meridian
      Meridian’s revenues, cost of revenues, expenses and operating income for the three and nine months ended September 30, 2005 and 2004 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues	$9.7	$9.5	$32.4	$31.7
Cost of revenues	6.6	5.9	20.2	18.4
Selling, general and administrative expenses	1.7	1.6	4.8	5.3
Restructuring expense	0.4	—	0.4	—

Operating income	$1.0	$2.0	$7.0	$8.0

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
      Revenue generated by Meridian increased by $0.2 million and $0.7 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of 2004. Fee income on VAT refunds increased by $0.2 million and decreased by $0.1 million for the three and nine months ended September 30, 2005, respectively, when compared to the same periods of 2004 due to the timing of refunds from local VAT authorities. For the three and nine months ended September 30, 2005, the exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, to the U.S. dollar, resulted in the increase in revenue of $0.1 million and $0.6 million, respectively. Meridian has developed new service offerings on a “fee-for-service” basis providing accounts payable and employee expense reimbursement processing for third parties. Revenue from such new “fee-for-service” offerings is recognized on an accrual basis pursuant to the Company’s revenue recognition policy. Such amount totaled $0.4 million and $1.4 million in the three and nine months ended September 30, 2005, respectively, and is expected to continue to increase throughout 2005. Revenue from “fee-for-service” totaled $0.4 million and $0.5 million in the three and nine months ended September 30, 2004, respectively.
      Impacting Meridian’s revenue for the nine months ended September 30, 2005 was a decrease in revenues generated from Meridian’s joint venture (Transporters VAT Reclaim Limited (“TVR”)) with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Meridian experienced a decrease in TVR revenues of $0.5 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. For the three months ended September 30, 2005 and 2004, no revenue was recorded from TVR. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. (See Note H(2) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1. of this Form 10-Q).
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
      For the three and nine months ended September 30, 2005 compared to the same period of the prior year, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings and an annual merit increase. COR as a percentage of revenues for the Company’s Meridian operations was 68.0% for the quarter ended September 30, 2005, compared to 61.8% of revenues for the same period of 2004. For the nine months ended September 30, 2005 and 2004, Meridian’s COR as a percentage of revenues was 62.3% and 57.8%, respectively. The increase in COR as a percentage of revenues for Meridian was due to increased payroll costs as a result of higher head count related to new service offerings.
      SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of Meridian’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.
      On a dollar basis, Meridian’s SG&A for the quarter ended September 30, 2005 compared to 2004 was higher primarily due to increased payroll expenses related to hiring to support the new “fee-for-service” offerings. For the nine months ended September 30, 2005 compared to 2004, SG&A decreased primarily due to a decrease in professional services fees.
Corporate Support
      SG&A. Corporate support SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three and nine months ended September 30, 2005 and 2004 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Selling, general and administrative expenses	$10.6	$11.0	$33.4	$37.9
      The decrease in SG&A for corporate support for the nine months ended September 30, 2005 compared to the same period in the prior year, on a dollar basis, was primarily the result of a decrease in expense of $5.5 million relating to strategic business initiatives to transform the manner in which audits were supported and a $0.9 million severance payment made to the former Chief Financial Officer in 2004, partially offset by a $3.1 million increase in executive retirement costs and $0.5 million of costs related to the evaluation of strategic alternatives.
      On June 7, 2005, the Company’s Chairman, President and Chief Executive Officer, John M. Cook, announced his decision to retire. Mr. Cook subsequently retired on July 31, 2005. The Company’s Vice Chairman, John M. Toma, also retired at that time. For the three and six months ended September 30, 2005, expense related to the Separation and Release Agreements with Messrs. Cook and Toma was $-0- million and $3.9 million, respectively.
      Restructuring Expense. The Company initiated a workforce reduction in the third quarter of 2005 and recorded charges for employment termination benefits in accordance with Financial Accounting Standard (“FAS”) No. 112, Employers’ Accounting for Postemployment Benefits, and FAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.
      The restructuring expense for the three and nine months ended September 30, 2005 and 2004 was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Restructuring expense	$7.9	$—	$7.9	$—

      On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Annualized savings from the restructuring plan are estimated to be approximately $42.2 million. The Company expects the restructuring plan to be fully implemented by June 30, 2006. The implementation of the restructuring plan will result in severance-related and other charges of approximately $8.5 million. Accordingly, the Company recorded expense for severance pay and benefits of $7.9 million in the three months ended September 30, 2005.
Discontinued Operations
      During the nine months of 2005 and 2004, the Company recognized a gain on the sale of discontinued operations of approximately $0.5 million and $0.3 million, respectively, net of tax expenses of approximately $0.2 million during 2004, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.
      During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor is One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million. During the three months ended September 30, 2004, the Company increased the gain on disposal by approximately $90 thousand, net of a reduction in tax expense of approximately $60 thousand due to an adjustment in working capital originally estimated at the time of sale. Operating results for Communications Services during the phase-out period were a loss of $(0.3) million, net of an income tax benefit of $(0.2) million.
Other Items
      Interest Expense. Interest expense was $2.2 million and $2.3 million for the three months ended September 30, 2005 and 2004, respectively. Interest expense was $6.4 million and $6.8 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s interest expense was comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the senior bank credit facility.
      Interest Income. Interest income was $0.2 million and $0.1 million for the three months ended September 30, 2005 and 2004, respectively. Interest income was $0.4 million for the nine months ended September 30, 2005 and 2004, respectively. The Company’s interest income is earned from the Company’s short-term deposits held with different banks by the international operations.
      Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended September 30, 2005 and 2004 consist of federal, state and foreign income taxes at the Company’s effective tax rate. The Company’s effective tax rate approximated 4% and (38%) for the three months ended September 30, 2005 and 2004, respectively, and 6% and (38%) for the nine months ended September 30, 2005 and 2004, respectively. The income tax expense recognized during the nine months ended September 30, 2005 was primarily attributable to international operations. The Company applies the standards of Statement of Financial Accounting Standards (“SFAS”) No. 109, Income Taxes, in recording income taxes. The change in the tax rate from a (38%) benefit in 2004 to an 6% expense in 2005 was primarily the result of the Company providing a valuation allowance against its remaining net deferred tax assets as of December 31, 2004. As a result, the Company expects to continue to record a full valuation allowance on future tax benefits until an appropriate level of profitability is sustained.
      Impairment Charges. The Company will evaluate in the fourth quarter whether some portion, if not all, of the Company’s goodwill, intangible assets and other long-term assets are impaired in accordance with the Company’s impairment accounting policy. As of September 30, 2005, the Company had $170.6 million of goodwill, $29.2 million of intangible assets and $20.7 million of property and equipment recorded on the Company’s Condensed Consolidated Balance Sheet. Given the market performance of our common stock since September 30, 2005 and anticipated future operating performance if recent revenue trends in the business continue, management believes a material non-cash impairment charge will be recorded in the consolidated statements of operations in the last quarter of 2005.
Liquidity and Capital Resources
      Net cash provided by (used in) operating activities was $(10.6) million in the first nine months of 2005, compared to $1.5 million in the first nine months of 2004. Cash used in operating activities during the nine months ended September 30, 2005 was the result of a $32.5 million loss from continuing operations and the $4.7 million payment related to the ALMA settlement, partially offset by an overall reduction in accounts receivable balances. The overall reduction in accounts receivable balances in 2005 is consistent with the declining revenues trend.
      Net cash provided by (used in) investing activities was $(5.1) million in the first nine months of 2005 and $9.8 million for the same period of 2004. Cash used in investing activities during the first nine months of 2005 was due to capital expenditures of approximately $5.1 million. The cash provided by investing activities during the first nine months of 2004 was the result of the proceeds received from the sale of certain discontinued operations of $19.1 million, partially offset by capital expenditures of $9.3 million.
      Net cash provided by (used in) financing activities was $13.2 million in the first nine months of 2005 versus $(23.0) million in the first nine months of 2004. The net cash provided by financing activities during the nine months ended September 30, 2005 related primarily to net borrowings on the Company’s revolving credit facility. The net cash used in the nine months ended September 30, 2004 related primarily to net repayments of debt from proceeds of the sale of discontinued operations.
      Net cash provided by (used in) discontinued operations was $0.5 million and $(1.1) million during the nine months ended September 30, 2005 and 2004, respectively. Cash provided by discontinued operations during the nine months ended September 30, 2005 was the result of the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash used in discontinued operations during the nine months ended September 30, 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004, partially offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.
      The Company expects to need additional financing before year end in excess of its current financing arrangements. On September 19, 2005, the Company announced that it hired Rothschild, Inc. to help the Company evaluate financing alternatives. This evaluation is currently ongoing. There can be no assurance that the Company will be able to secure additional financing. Failure to obtain such financing would have a material adverse impact on the Company’s liquidity and financial condition and could result in the Company’s inability to pay its debts as they come due and/or fund its operations.
      On November 30, 2004, the Company entered into an amended and restated credit agreement (the “Senior Credit Facility”) with Bank of America (the “Lender”). The Senior Credit Facility amends and restates the Company’s previous senior credit facility, which was maintained by a syndicate of banking institutions led by the Lender. The Senior Credit Facility provides for revolving credit loans up to a maximum amount of $30.0 million, limited by the Company’s accounts receivable balances. The Senior Credit Facility provides for the availability of Letters of Credit subject to a $10.0 million sublimit.
      The occurrence of certain stipulated events, as defined in the Senior Credit Facility, including but not limited to the Company’s outstanding borrowings exceeding the prescribed borrowing base, or other covenant violations, would give the Lender the right to require accelerated principal payments. Otherwise, so long as there is no violation of any of the covenants (or any such violations are waived), no principal payments are due until the maturity date on May 26, 2006. The Senior Credit Facility is secured by substantially all assets of the Company. Revolving loans under the Senior Credit Facility bear interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The Senior Credit Facility requires a fee for committed but unused credit capacity of 0.5% per annum. The Senior Credit Facility contains customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as those terms are defined in the Senior Credit Facility. The Company was not in compliance with all covenants contained in the Senior Credit Facility as of September 30, 2005.
      The Company had outstanding borrowings of $12.4 million under the Senior Credit Facility at September 30, 2005. Additionally, the Company had Letters of Credit of $0.4 million under which no borrowings were outstanding at September 30, 2005. As of September 30, 2005, the Company had cash and cash equivalents of $10.0 million and approximately $8.0 million of calculated availability under the Senior Credit Facility for revolving loans, of which up to $8.0 million was for Letters of Credit. As of November 7, 2005, there is approximately $7.6 million available for revolving loans, of which up to $7.6 million is available for Letters of Credit, under the Senior Credit Facility.
      As discussed above, as of September 30, 2005, the Company was not in compliance with all of its financial covenants under the Senior Credit Facility. The Company has notified the Lender of the covenant breaches, and on November 8, 2005, entered into a Forbearance Agreement with the Lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the Lender has agreed to forbear from exercising any right or remedy under the Senior Credit Facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arises exclusively as a result of the occurrence of certain acknowledged events of default; however, the Lender does retain its right to prohibit certain payments to the holders of the Convertible Subordinated Notes. In addition to the financial covenant defaults discussed above, the acknowledged events of default include the failure to provide information and documentation regarding certain of the Company’s subsidiaries. Acknowledged events of default also include prospective defaults relating to the Company’s potential failure to comply with the financial covenants set forth in Section 7.11 of the Senior Credit Facility as of the quarter ending December 31, 2005, and the Company’s potential failure to make the interest payment due in respect of the Subordinated Convertible Notes on November 28, 2005.
      The Lender has also agreed pursuant to the Forbearance Agreement that it shall, on any one occasion prior to the termination of the Forbearance Agreement, make a revolving loan under the Senior Credit Facility in an amount up to $0.6 million in excess of the borrowing base under the Senior Credit Facility, but only to the extent such funds are necessary for general working capital purposes (an “Overadvance”); provided, that the Company shall have delivered the UK Receivables documentation (as discussed below) prior to the request for such Overadvance. The Company must repay such Overadvance within thirty (30) days thereafter, to the extent that total borrowing under the Senior Credit Facility exceeds the borrowing base at that time. The failure of the Company to repay such Overadvance as and when required shall constitute an immediate Event of Default under the Senior Credit Facility irrespective of any otherwise applicable grace period.
      The Lender has also agreed, pursuant to the Forbearance Agreement, that neither the Company’s incurrence of up to $10.0 million of subordinated debt nor its failure to pay the Lender 100% of the proceeds from such subordinated debt as required under Senior Credit Facility shall constitute an Event of Default under the Senior Credit Facility; provided, that the proceeds of the loan, if obtained, must be used to make the November 28, 2005 interest payment under the Subordinated Convertible Notes, with the remainder to be used for general working capital purposes, and the repayment of such loan must be subordinated to repayment in full of the Senior Credit Facility.
      As a condition to the Lender’s obligations under the Forbearance Agreement, on or before December 23, 2005, the Company must provide the Lender with a commitment letter from a recognized institutional lender to provide financing on or before March 31, 2006 sufficient to pay all amounts owed under the Senior Credit Facility. In addition, the Company must generate adjusted EBITDA for the fiscal quarter ending December 31, 2005 of not less than $1, and deliver, on or before January 31, 2006, a certificate as to its adjusted EBITDA for such quarter. For purposes of this covenant, adjusted EBITDA means EBITDA for the fourth quarter of 2005 as traditionally calculated by the Company in its earnings press releases, plus all non-cash, non-recurring charges incurred during such period and all cash restructuring charges (not to exceed $1.8 million in the aggregate) incurred during such period. As a further condition to the Lender’s obligations under the Forbearance Agreement, as soon as practicable, but in any event on or before December 31, 2005, the Company must cause all accounts receivable arising from the operations of its affiliate, PRG-Schultz UK Ltd. in the United Kingdom (the “UK Receivables”), to be pledged to the Lender as collateral for the amounts owed under the Senior Credit Facility, and must take such other action as is reasonably necessary to ensure that the Lender has a first priority perfected security interest in such UK Receivables. In consideration of the Lender’s willingness to enter the Forbearance Agreement, the Company has paid the Lender a nonrefundable fee in the amount of $0.1 million and has agreed to reimburse certain expenses of the Lender and its counsel.
      In consideration of the willingness of the Lender to enter into the Forbearance Agreement, the Company and its domestic subsidiaries have released the Lender and certain of its affiliates from any and all damages and liabilities of whatever kind or nature, known or unknown, relating to or arising under the Senior Credit Facility, excluding any ongoing obligations the Lender may have pursuant to the Senior Credit Facility.
      Unless terminated earlier due to the failure of the Company to comply with any of its obligations discussed above, or due to the occurrence of any default or event of default under the Senior Credit Facility other than the acknowledged events of default, the Forbearance Agreement will terminate on March 31, 2006.
      As discussed above, the Lender retains the right to prohibit certain payments under the convertible notes which could place the Company in default under the notes. No assurance can be provided that the Lender will not elect to pursue its contractual remedies under the Senior Credit Facility, including requiring the immediate repayment in full of all amounts outstanding, should the term of the Forbearance Agreement expire prior to additional financing being obtained. There can be no assurance the Company can secure adequate or timely replacement financing to repay the Lender. Additionally, if the Lender accelerates the payment of the outstanding indebtedness under the Senior Credit Facility, cross default provisions contained in the indenture governing the Company’s $125 million outstanding note issue, due November 26, 2006, would allow either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes to provide the Company with notice of a default under the notes. Failure of the Company to repay the amounts outstanding under the Senior Credit Facility within thirty days of the receipt of such notice would result in an event of default under the Senior Convertible Notes. In that event, either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes could accelerate the payment of all $125 million of the outstanding notes. In such an instance, there can likewise be no assurance that the Company would be able to secure the additional financing that would be required to make such a rapid repayment.
      The Company is required to make an interest payment on November 28, 2005 amounting to $3.0 million, relating to the $125 million outstanding convertible notes. In the event that the Company fails to pay the $3.0 million interest, the indenture governing the Company’s $125 million outstanding notes would allow either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes to provide the Company with notice of a default under the notes. Under the Forbearance Agreement, the Lender has the right to prohibit this payment unless the Company is able to obtain additional financing. Failure of the Company to pay the interest within thirty days of the receipt of such notice would result in an event of default under the convertible notes. In that event, either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes could accelerate the payment of all $125 million of the outstanding notes. In such instance, there can be no assurance that the Company would be able to secure additional financing that would be required to make such a rapid repayment. Without additional financing, the Company currently believes that it will be unable to make the November 28, 2005 interest payment by that date, or within the 30-day grace period provided for therein. The Forbearance Agreement allows the Company to obtain up to $10 million of additional subordinated financing, a portion of which could be used to make the required interest payment. The Company is currently in discussions with potential lenders to obtain such financing, but there is no guarantee that such financing can be obtained on favorable terms, if at all.

      On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its 4 3/4% convertible notes due November 26, 2006 (the “Convertible Notes”), and to improve the Company’s liquidity. An Ad Hoc Committee of holders of the Convertible Notes has been organized to negotiate the terms of a potential restructuring of the Convertible Notes. Rothschild is being compensated with a monthly retainer of $0.1 million in addition to a contingent fee based on a successful refinancing. Payment of this contingent fee would be a material use of cash. In addition, the Company expects to incur significant legal fees as part of the financial restructuring. The Company expects to pay certain expenses of the Ad Hoc Committee of noteholders, including legal fees and financial advisory fees. The payment of fees related to the financial restructuring is expected to be a material use of liquidity. If the Company is successful in negotiating a restructuring of the convertible notes, existing shareholders’ equity ownership could be materially diluted.
      The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in retirement benefits of $7.6 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. The $7.6 million was fully accrued for as of June 30, 2005.
      The Company made capital expenditures of $5.1 million during the first nine months of 2005 and anticipates that capital expenditures for the remainder of the year will range between $1.0 million and $2.0 million, assuming that the required additional financing above can be obtained. Included in the above, the Company began to incur capital expenditures in the first nine months of 2005 relating to the audit contract for the State of California Medicare previously discussed. Such capital expenditures will continue to be incurred in advance of the first revenues to be earned from the contract.
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
      On July 29, 2005, Cannell Capital LLC, a significant owner of the Company’s common stock, filed a Form SC 13D/ A with the U.S. Securities and Exchange Commission, expressing an interest in acquiring all of the Company’s outstanding shares it does not already own for $3.43 per share in cash. The Company’s Board of Directors issued a press release on August 2, 2005, stating that the Board would review the proposal consistent with its fiduciary duties. Cannell Capital LLC withdrew its offer on October 25, 2005.
      On October 3, 2005, the Company announced it has completed preparation and had begun implementation of the expense restructuring plan previously announced on August 19, 2005. The Company expects that implementation of the plan will result in severance-related and other charges of approximately $8.5 million, of which $7.9 million was accrued in the third quarter and the remainder is expected to be accrued over the next three quarters. Severance amounting to $0.3 million was paid in the third quarter of 2005 and the remainder of the severance is expected to be paid out predominantly over next five quarters. The Company expects to pay for the severances and terminations benefits using cash generated from the Company’s operations as well as the cash available under the Company’s Senior Credit Facility. Availability under the Senior Credit Facility is restricted because the Company was not in compliance with all of its financial covenants as of September 30, 2005.
      On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) requiring the Company to pay a total of 3.4 million Euros ($4.7 million at January 3, 2005, the date the payment was made, exchange rates), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During the fourth quarter of 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for those claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.
      During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euro ($1.6 million at September 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, then the grants are repayable in full. Meridian currently employs 229 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2005 does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, the Company will recognize an expense at that time.
Forward Looking Statements
      Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the Company’s need for and ability to obtain additional financing, (3) statements regarding goals and plans for the future, (4) statements regarding anticipated 2005 levels of capital expenditures and restructuring costs, (5) statements regarding the impact of potential law changes and restructuring of Meridian, (6) debt, and (7) statements regarding the Centers for Medicare & Medicaid Services (CMS) audit, (8) statements regarding potential increases in Meridian “fee-for-service” revenues, and (9) statements regarding the development of a restructuring plan, the accrual of severance-related and other charges, potential cost savings and completion of the plan. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:

•	the Company has violated its debt covenants in the current quarter and may be unable to meet adjusted EBITDA requirements under the Forbearance Agreement for the fourth quarter;

•	violations of the Company’s debt covenants could result in an acceleration of its outstanding bank debt (totaling $12.8 million at November 7, 2005) as well as debt under its convertible notes (totaling $125.0 million in gross principal balance at September 30, 2005), and the Company may not be able to secure sufficient liquid resources to pay the accelerated debt;

•	the possibility of clients who have filed for bankruptcy asserting a claim against the Company for preference payments: one large client that paid the Company approximately $5.5 million in the first quarter of 2003 filed a lawsuit against the Company on March 24, 2005 seeking its return as a preference payment;

•	the bankruptcy of any of the Company’s larger clients, or vendors who supply them, could impair then-existing accounts receivable and reduce expected future revenues from such clients;

•	failure to successfully implement the strategic business initiatives may reduce expected future revenues;

•	the Company may not achieve anticipated expense savings;

•	the Company’s Accounts Payable Services businesses may not grow as expected and may not be able to increase the number of clients, particularly commercial clients, utilizing contract compliance audits, and growth in smaller commercial clients may not occur as previously anticipated;

•	the Company’s commercial business will continue to show declines unless the Company is able to successfully develop alternative structures to increase revenue;

•	the Company’s international operations may prove unprofitable and it may take longer to convert existing client contracts into revenue;

•	the Company’s reorganization of the U.S. Accounts Payable Services operations in connection with the Company’s current strategic business initiatives may adversely affect the Company’s ability to generate anticipated revenues and profits, and may not be successful or may require more time, management attention or expense than we currently anticipate;

•	potential timing issues or changes in the Company’s clients’ claims approval processes that could delay revenue recognition;

•	if the recent economic recovery does not continue, the Company’s clients may not return to previous purchasing levels, and as a result, the Company may be unable to recognize anticipated revenues;

•	the Company will be required to expend substantial resources to prepare for and perform the CMS audit and there is no guarantee that actual revenues will justify the required expenditures;

•	until the CMS pilot program is well underway, there will be no way to accurately predict the level of recoveries that will be achieved, and there is no guarantee that the level of recoveries will be significant;

•	even if CMS deems the pilot program sufficiently successful to justify further ventures, there is no guarantee that it, or any other medical claims client, will award future contracts to the Company;

•	the Company requires additional financing in order to make its $3.0 million interest payment under the Convertible Notes due November 28, 2005 and to pay off its Senior Credit Facility. Failure to obtain these funds would likely result in the acceleration of the Company’s outstanding senior and subordinated debt, which, unless additional funding can be obtained or the debt can be refinanced, would likely result in the Company’s inability to pay its debts and/or fund its operations;

•	prior years reported revenue at increased levels because multiple client audit years were being audited, and this trend is currently not expected to continue;

•	the impact of internal controls assessment and other provisions of Sarbanes-Oxley Act of 2002 that have caused clients to increase their scrutiny of their accounting records and have potentially reduced the amount of lost profits available for recovery by the Company;

•	the Company may continue to experience revenue losses or delays as a result of our U.S. retailing clients’ actual and/or potential revision of claim approval and claim processing guidelines;

•	the impact of certain accounting pronouncements by the Financial Accounting Standards Board or the United States Securities and Exchange Commission, including, without limitation, SFAS 123(R) with respect to the expensing of share-based compensation, and the expected impact of the material fourth quarter goodwill impairment as a result of annual impairment testing under SFAS No. 142;

•	the Company must perform an annual assessment to determine whether some portion, if not all, of the Company’s goodwill, intangible assets and other long-term assets are impaired. A material goodwill impairment charge during the fourth quarter of 2005 will likely result from this annual assessment;

•	future weakness in the currencies of countries in which the Company transacts business could adversely affect the profitability of the Company’s international operations;

•	changes in economic cycles;

•	competition from other companies;

•	changes in governmental regulations applicable to us;

•	Meridian’s revenues from new service offerings on a “fee-for-service” basis may not grow as expected;

•	the possibility that the charges and savings related to the restructuring plan being more or less than anticipated due to unforeseen delays in implementing the plan;

•	the possibility that the restructuring plan cannot be successfully implemented or that it will have a negative effect on revenues;

•	the possibility that the Company may be forced to reevaluate its decision to terminate certain services and supply arrangements due to the fluctuating needs of the Company;

•	revenue from freight rate and pharmacy initiatives and other U.S. initiatives may not be realized as quickly as previously anticipated;

•	proposed legislation and regulatory initiatives concerning the mechanisms of European value-added taxation, if finalized as currently drafted, would reduce material portions of the revenues of Meridian VAT Reclaim;

•	other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005.

•	the Company’s stock price has suffered significant declines, remains volatile and stockholders may not be able to sell their shares at their purchase price.

•	the risk of client losses while the Company negotiates its financial restructuring with the Convertible Notes holders;

      The market price of the Company’s common stock has been and may continue to be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•	quarterly variations in our operating results;

•	concerns about liquidity;

•	the potential de-listing of our common stock;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	actual or potential defaults by us under any of our agreements;

•	actual defaults in bank covenants; and

•	the possibility of dilution to existing shareholders as a result of a restructuring of the Convertible Notes.
      The Company and the value of its shares may be adversely affected if the Company fails to maintain its listing on Nasdaq.
      On October 28, 2005, our common stock, listed on the Nasdaq National Market, closed below $1.00 per share for the first time. Should the closing bid price of our common stock continue to remain below $1.00 for 30 consecutive trading days (December 13, 2005), then we expect Nasdaq would initiate the delisting process. Such process provides for an 180-day period to cure the $1.00 minimum bid default. Our common stock would have to maintain a closing bid of at least $1.00 for 10 consecutive trading days during the 180-day period to cure such default.
      In the event that the Company’s stock is de-listed from the Nasdaq National Market, shares of our common stock would likely trade in the over-the-counter market in the so-called “pink sheets” or the OTC Bulletin Board. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. In addition, security analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. Such delisting from the Nasdaq National Market or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing and may significantly increase the dilution to stockholders caused by issuing equity in financing or other transactions.
      There may be additional events in the future that the Company cannot accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations.

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
      Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of Prime and LIBOR interest rates. In this regard, changes in interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At September 30, 2005, we had $12.4 million of short-term variable-rate debt outstanding. Additionally, at September 30, 2005, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bear interest at 4.75% per annum. For the variable rate component of debt, a hypothetical 100 basis point change in interest rates with respect to the three and nine months ended September 30, 2005 would have resulted in approximately a $35 thousand and $82 thousand change in pre-tax income, respectively.
      Derivative Instruments. The Company has in place a formal policy concerning its use of derivative financial instruments and has no current intention to utilize these instruments prospectively to manage its foreign currency market risk. As of September 30, 2005, the Company had no derivative financial instruments outstanding.

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
      The material weakness, as originally reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, related to ineffective oversight and review over revenue and the reserve for estimated refunds. In the quarter ended September 30, 2005, management made significant progress in remediating certain aspects of the deficiencies found, specifically in the training of affected personnel and the improvement of the amount and quality of evidence gathered to calculate the reserve for estimated refunds. However, other aspects of the deficiencies found are still in the remediation process and appear to constitute a material weakness.
      A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that result in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      There were no changes, other than as discussed in this item, in the Company’s internal control over financial reporting identified in connection with the evaluation of changes in internal control required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continuing to implement the following remediation steps to address the material weakness in its internal controls relating to revenue and the reserve for estimated refunds noted above:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
      A summary of our repurchases during the third quarter of 2005 is as follows:

	Shares	Average Price
Date	Repurchased	Per Share

August 14, 2005	13,582	$3.10
13,582 shares were retired for tax purposes. No further repurchases are planned.
      As reported in the Company’s filing on Form 8-K made on July 25,2005, an inducement option grant was made to James McCurry, the Company’s President and Chief Executive Officer. See the first paragraph of footnote 7 to the financial statements, which is incorporated by reference herein. The options were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Exchange Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities
      At September 30, 2005, the Company was in default of its credit facility due to non-compliance with certain financial covenants contained therein. The Lender under the credit facility has not waived the Company’s default. The Lender has entered into a Forbearance Agreement with the Company that expires on March 31, 2006. Pursuant to the Forbearance Agreement, the Lender has agreed, among other things, not to accelerate the payment of outstanding indebtedness prior to the expiration date of the Forbearance Agreement and to permit the Company to continue to borrow under the terms of the facility. See Note A of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part 1. Item 1. of this Form 10-Q, which is incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

Item 5.	Other Information
      On November 8, 2005, the Company entered into a Forbearance Agreement with its Lender under the Senior Credit Facility. See “Liquidity and Capital Resources” under Management’s Discussion and Analysis of Financial Condition and Results of Operation, the contents of which are incorporated by reference herein.

Item 6.	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-Q for the quarter ended June 30, 2002).
3.2	Restated Bylaws of the Registrant.
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

Exhibit
Number	Description

4.3	Second Amendment to Shareholder Protection Rights Agreement dated as of August 16, 2002 between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to Registrant’s Form 10-Q for the quarter ended September 30, 2002).
10.1	Employment Agreement between Registrant and Mr. James B. McCurry, dated as of July 25, 2005 (incorporated by reference to Exhibit 99.3 to Registrant’s Form 8-K filed on July 25, 2005).
10.2	Retainer Agreement between Registrant and Mr. David A. Cole, dated as of July 20, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on July 25, 2005).
10.3	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).
10.4	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).
10.5	Separation and Release Agreement between Registrant and Mr. Richard J. Bacon, dated as of October 25, 2005.
10.6	Supplement to Settlement Agreement.
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2005.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2005.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-Schultz International, Inc.

November 9, 2005	By: /s/ James B. McCurry James B. McCurry President and Chief Executive Officer (Principal Executive Officer)

November 9, 2005	By: /s/ James E. Moylan, Jr. James E. Moylan, Jr. Executive Vice President-Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)