Form 10-K
period 2005-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2006-03-23
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
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
Common Stock, No Par Value
Preferred Stock Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
     ☐ Large accelerated filer      ☑ Accelerated filer       ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value, as of June 30, 2005, of common shares of the registrant held by non-affiliates of the registrant was approximately $120.7 million, based upon the last sales price reported that date on The Nasdaq Stock Market of $2.82 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
     Common shares of the registrant outstanding as of February 28, 2006 were 62,112,307 including shares held by affiliates of the registrant.
Documents Incorporated by Reference
     Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2006 Annual Meeting of Shareholders.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-K
December 31, 2005

		Page
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	17
Item 2.	Properties	17
Item 3.	Legal Proceedings	17
Item 4.	Submission of Matters to a Vote of Security Holders	18

Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
	Purchases of Equity Securities	19
Item 6.	Selected Consolidated Financial Data	19
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
Item 9B.	Other Information	83

Part III
Item 10.	Directors and Executive Officers of the Registrant	83
Item 11.	Executive Compensation	83
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	83
Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Principal Accountant Fees and Services	83

Part IV
Item 15.	Exhibits, Financial Statement Schedules	84
Signatures		89
EX-4.9 FIFTH AMENDMENT TO SHAREHOLDER PROTECTION RIGHTS
EX-10.37 CHANGE OF CONTROL AND RESTRICTIVE COVENANT AGREEMENT
EX-10.38 CHANGE OF CONTROL AND RESTRICTIVE COVENANT AGREEMENT
EX-10.39 CHANGE OF CONTROL AND RESTRICTIVE COVENANT AGREEMENT
EX-10.40 CHANGE OF CONTROL AND RESTRICTIVE COVENANT AGREEMENT
EX-10.41 SUMMARY OF COMPENSATION ARRANGEMENTS
EX-10.42 SUMMARY OF COMPENSATION ARRANGEMENTS
EX-10.59 AMENDMENT TO EMPLOYMENT AGREEMENT
EX-10.60 VESTING ON DECEMBER 15, 2005
EX-10.61 CREDIT AGREEMENT
EX-10.62 SECURITY AGREEMENT
EX-10.63 PLEDGE AGREEMENT
EX-10.64 FORBEARANCE AGREEMENT
EX-10.65 AMENDMENT TO FORBEARANCE AGREEMENT
EX-10.66 RESTRUCTURING SUPPORT AGREEMENT
EX-10.67 AMENDMENT TO RETAINER AGREEMENT
EX-10.68 FORM OF EMPLOYMENT AGREEMENT
EX-10.69 EMPLOYMENT AGREEMENT
EX-10.70 FORM OF EXPATRIATE ASSIGNMENT AGREEMENT
EX-10.71 HOULIHAN LOKEY AGREEMENT
EX-10.72 AMENDMENT LETTER WITH HOULIHAN LOKEY
EX-10.73 ROTHSCHILD INC. AGREEMENT
EX-10.74 LETTER AGREEMENT WITH ROTHSCHILD INC.
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF KPMG LLP
EX-31.1 SECTION 302, CERTIFICATION OF THE CEO
EX-31.2 SECTION 302, CERTIFICATION OF THE CFO
EX-32.1 SECTION 906, CERTIFICATION OF THE CEO AND CFO

PART I
ITEM 1. Business
     The following discussion includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are at times identified by words such as “plans,” “intends,” “expects,” or “anticipates” and words of similar effect and include statements regarding the Company’s financial and operating plans and goals. These forward-looking statements include any statements that cannot be assessed until the occurrence of a future event or events. Actual results may differ materially from those expressed in any forward-looking statements due to a variety of factors, including but not limited to those discussed herein and below under Item 1A. Risk Factors.
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
     In businesses with large purchase volumes and continuously fluctuating prices, some small percentage of erroneous overpayments to vendors is inevitable. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur. In the aggregate, these transaction errors can represent meaningful “lost profits” that can be particularly significant for businesses with relatively small profit margins. The Company’s trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments to vendors. Additionally, in conjunction with its recovery audit services, these specialists review clients’ current procurement and payment processes, and apply their expertise and knowledge of industry best practices to assist clients in improving those processes.
     Under virtually all of its client contracts, the Company receives a contractual percentage of overpayments and other savings it identifies and its clients recover or realize. In other instances, the Company receives a fee for specific services provided.
     The Company currently provides services to clients in over 30 countries. For financial reporting purposes, in 2005, the Company had two reportable operating segments, the Accounts Payable Services segment and the Meridian VAT Reclaim (“Meridian”) segment. See Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for worldwide operating segment disclosures.
Conclusion of Evaluation of Strategic Alternatives
     On June 7, 2005, the Company announced that its Board of Directors had concluded the evaluation of the Company’s strategic alternatives including the potential sale of the Company that was previously announced in October 2004. The Board, in consultation with its financial advisor, CIBC World Markets Corp., through a special committee established for that purpose, carefully evaluated the Company’s options and unanimously determined that, at that time, the best interests of its shareholders would not be served by continuing to pursue a strategic transaction.
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
     On July 20, 2005, the Company announced that its Board of Directors had unanimously elected James B. McCurry to succeed John M. Cook as President and Chief Executive Officer of the Company, effective July 25, 2005. The Company also announced the appointment of David A. Cole, a Director of the Company since February 2003, as non-executive Chairman of the Board, effective July 25, 2005.
Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. Revenues for the years 2003, 2004 and 2005 were $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1% respectively). On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Annualized savings from the restructuring plan are estimated to be approximately $42.2 million. The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees. Almost all of these savings are being realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff is being directly impacted by the reductions resulting from this plan. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operational Restructuring.
Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its then existing convertible notes, and to improve the Company’s liquidity. On March 17, 2006, the Company successfully completed the financial restructuring.
     Pursuant to the restructuring the Company exchanged for $124.5 million of its existing convertible notes due November 2006 (and $1.8 million of accrued interest thereon) the following new securities: $51.6 million of new senior notes, $59.8 million of new senior convertible notes that may be converted into shares of a new Series B convertible stock and /or common stock, upon satisfaction of certain conditions, and new series A convertible preferred stock having a liquidation preference of $14.9 million. For details with respect to the terms of these securities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Restructuring. Concurrently with closing the exchange offer, the Company also refinanced its senior indebtedness. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.
Other Developments
     During the fourth quarter of 2005, the Company declared its channel revenue business (“Channel Revenue”) and airline business (“Airline”), and the Accounts Payable Service segment’s business units in South Africa and Japan as discontinued operations. The Company’s Consolidated Financial Statements included in Item 8. of this Form 10-K have been reclassified to reflect these businesses as discontinued operations for all periods presented.
     On January 11, 2006, the Company consummated the sale of Channel Revenue. Channel Revenue was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respective to Channel Revenue. The Company recognized a gain on disposal of approximately $0.3 million.

     Unless specifically stated, all financial and statistical information contained herein is presented with respect to continuing operations only.
The Recovery Audit Industry
     Businesses with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements find it difficult to process every payment correctly. Although these businesses process the vast majority of payment transactions correctly, a small number of errors occur principally because of communication failures between the purchasing and accounts payable departments, complex pricing arrangements, personnel turnover and changes in information and accounting systems. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments. In the aggregate, these transaction errors can represent meaningful lost profits that can be particularly significant for businesses with relatively small profit margins.
     Although some businesses (and most large retailers) maintain internal recovery audit departments to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms are often retained as well due to their specialized knowledge and focused technologies.
     In the U.S., Canada, the United Kingdom and Mexico, large retailers routinely engage independent recovery audit firms as standard business practice. Outside the U.S., Canada, the United Kingdom and Mexico, the Company believes that large retailers and many other types of businesses are also engaging independent recovery audit firms.
     The domestic and international recovery audit industry for accounts payable services is comprised of the Company and numerous smaller competitors. Most smaller recovery audit firms do not possess multi-country service capabilities and lack the centralized resources or broad client base to support the technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are less equipped to audit large, data intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources, and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that it has competitive advantages based on its national and international presence, well-trained and experienced professionals, and advanced technology.
     As businesses have evolved, the Company and the recovery auditing industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of the changes that have been driving the recovery audit industry in the recent past:
Data Capture and Availability. Businesses are increasingly using technology to manage complex procurement and accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically – whether by Electronic Data Interchange (“EDI”) or the Internet – to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data and enable the cost effective review of more transactions by recovery auditors.
Increasing Number of Auditable Claim Categories. Traditionally, the recovery audit industry identified simple, or “disbursement,” claim types such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions, used by many large companies have reduced the extent to which these companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit as the underlying transaction data is difficult to access and recognizing mistakes is complex. Recovery audit firms with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated, or “contract compliance,” claim categories.
Globalization. As the operations of major retailers become increasingly global, they often seek service providers with a global reach.

Consolidation in the Retail Industry. Retailer consolidation in the U.S. and internationally continues. As retailers grow larger, vendors become more reliant on a smaller number of customers and, as a result, the balance of power favors retailers rather than vendors. This dynamic creates an environment that allows retailers to assert valid claims more easily.
Significant Promotional Activity. Trade promotion spending is substantial within the retail trade and significant sums are being spent in categories with numerous transactions and a high potential for errors, such as scan downs, or discounts at the point of sale. Because of the high volume of trade promotion within retail, there are significant opportunities for mistakes and, therefore, auditable claims.
Move Toward Standard Auditing Practices. Increasingly, vendors are insisting on the satisfaction of certain conditions, such as clearer post-audit procedures, better documentation and electronic communication of claims, before accepting the validity of a claim. The Company, as the industry leader, has taken a leadership role in establishing standard recovery auditing practices for the industry and led the way to establishing the first ever Retail Summit and Post Audit Best Practices Forum in 2003. The purpose of the Summit was to begin providing a foundation for industry standards and norms with a goal of diminished ambiguity, greater efficiencies, lower costs and higher value for all stakeholders. In December 2004 the second Retail Summit and Best Practices Forum was held where academic professionals reported the preliminary results of ground-breaking Best Practices research specific to the post audit industry with the goal of furthering the establishment of standard practices. On January 10, 2006, the Company in conjunction with the Institute of Customer Relationship Management (iCRM) announced the release of the Best Practices in Post-Audit Recovery report. This study, administered by noted academics and researchers over an 18 month period, was based on extensive collaboration, exploratory discussions and descriptive research obtained from functional managers at leading U.S. retail and manufacturing companies representing nearly $1 trillion in combined revenues.
     The evolution of the recovery auditing industry is expected to continue. In particular, the Company expects that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and faster approvals and deductions.
The PRG-Schultz Solution
     The Company provides its domestic and international clients with comprehensive recovery audit services by using sophisticated proprietary technology and advanced auditing techniques and methodologies, and by employing highly trained, experienced industry specialists. As a result, the Company believes it is able to identify significantly more payment errors than its clients are able to identify through their internal audit capabilities or than many of its competitors are able to identify.
     The Company is a leader in developing and utilizing sophisticated software audit tools and techniques that enhance the identification and recovery of payment errors. By leveraging its technology investment across a large client base, the Company is able to continue developing proprietary software tools and expanding its technology leadership in the recovery audit industry.
     The Company is also a leader in establishing new recovery audit practices to reflect evolving industry trends. The Company’s auditors are highly trained. Many have joined the Company from finance-related management positions in the industries the Company serves. To support its clients, the Company provides its auditors and audit teams with data processing services, software and software support, sales and marketing assistance, and training and administrative services.
The PRG-Schultz Strategy
     The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. The Company’s strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain its dedicated focus on its clients. The Company has implemented a number of strategic business initiatives to significantly reduce costs stabilize revenue at existing clients and offer new services to new and existing clients. Some of these key initiatives include:

•	Centralize Claim Processing and Field Audit Work. The processing of certain claim types and certain client audits has been shifted to the Company’s Salt Lake City and Atlanta Shared Service Centers and its New Jersey and Texas Regional Audit Centers, resulting in cost savings and improved audit productivity.

•	Flatten Management Structure and Focus on Existing Clients. The Company has reduced its number of management layers and has focused a greater portion of its resources on its existing client base.

•	Improve Audit Software and Processes. The Company has developed proprietary software tools and algorithms that enable its auditors to identify trends, exceptions and claims quickly and efficiently and use the best auditing practices to increase recoveries.

•	Expand Opportunities with Existing Clients. The Company intends to maximize the revenue opportunities with each of its existing clients by identifying and auditing new categories of potential errors (such as its new freight rate audit program and third-party pharmacy payment service offerings). The Company also intends to increase its emphasis on using its technology and professional experience to assist its clients in achieving objectives that are related to transaction accuracy and compliance, but do not directly involve recovery of past overpayments.

•	Focus on International Opportunities. The Company believes that its best opportunities for international growth are related to major global clients and that it is the only recovery audit firm with the capability to serve these clients in multiple geographies. Some of the Company’s international operations have proved to be unprofitable. To improve profitability of its international business, the Company plans to exit some international markets in 2006 and redirect the Company’s resources to the profitable international markets and clients.

•	Develop Medicare Audit. In 2005, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract, effective March 28, 2005, was awarded as part of a demonstration program by CMS to recover overpayments on behalf of taxpayers through the use of recovery auditing. The Company expects to begin earning revenue from the California Medicare audit in 2006 and believes that Medicare audit has significant revenue and profit potential in future years.
PRG-Schultz Services
   Accounts Payable Services
     Through the use of proprietary technology, audit techniques and methodologies, the Company’s trained and experienced auditors examine procurement records on a post-payment basis to identify overpayments, including those resulting from situations such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, duplicate payments and erroneous application of sales tax laws and regulations.
     The Company’s Accounts Payable Services target two main client types, retail/wholesale and “commercial,” with each type typically served under a different service delivery model, as more particularly described below. “Commercial” clients are business entities other than retailers and wholesalers, such as manufacturers, distributors and service firms.
     Contract compliance audit services provided to retail/wholesale clients currently account for the substantial majority of the Company’s revenues. These audit services typically recur annually, but after the Company’s relationship with a given client matures, the dollar volume of client overpayments recovered begins to decline from year to year. Contract compliance audit services for retailers are the most comprehensive of the Company’s Accounts Payable Services, focusing on numerous recovery categories related to both procurement and payment activities. These audits typically entail comprehensive and customized data acquisition from the client with the aim of capturing individual line-item transaction detail. Contract compliance audits for larger clients often require year-round on-site work by multi-auditor teams. Many large retailers have internal recovery audit departments that audit payment data for errors before the data is released for audit by external recovery audit firms. Process and software improvements made by these internal recovery audit departments over time have increased their recoveries, thus reducing the number of compliance errors to be discovered by the external recovery audit firms. This trend is expected to continue, and the Company’s revenues from its core retail/wholesale accounts payable business are expected to continue to decline.
     The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are currently served using a disbursement audit service model which typically entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. Because accounts payable software increasingly used by many large companies significantly reduces the number of disbursement errors, the Company’s revenues from “commercial” audits have rapidly declined in recent years and are expected to continue to do so.
   Meridian VAT Reclaim
     Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world. Acting as an agent on behalf of its clients, Meridian submits claims for refunds of VAT paid on business expenses incurred primarily in European Union countries. Meridian provides a fully outsourced service dealing with all aspects of the VAT reclaim process, from the provision of audit and invoice retrieval services to the preparation and submission of VAT claims and the subsequent collection of refunds from the relevant VAT authorities. For this service, Meridian receives a contractual percentage of VAT recovered on behalf of its clients. These services provided to clients by Meridian are typically recurring in nature. Meridian has also developed new “fee-for-service” offerings providing accounts payable and employee expense reimbursement processing for third parties.
Client Contracts
     The Company’s typical client contract provides that the Company is entitled to a stipulated percentage of overpayments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. For some services, the client contract provides that the Company is entitled to a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service. In addition to client contracts, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client.
Technology
     Technology advancements, increasing volumes of business transactions and dynamic buying environments have resulted in the Company’s clients using complex financial systems to realize greater operating efficiencies and ensure transaction accuracy. Given this environment, the Company believes its proprietary technology and processes serve as important competitive advantages over both its principal competitors and its clients’ in-house internal recovery audit functions. To sustain these competitive advantages, the Company intends to continue investing in technology initiatives to deliver innovative, client-focused solutions, which enable the Company to provide its services in a timely, effective and profitable manner.
     The Company employs a variety of proprietary audit tools, proprietary databases and Company-owned and co-locational data processing facilities in its business. Each of the Company’s businesses employs custom technology.
   Accounts Payable Services Audit Technology
     The Company’s data acquisition, data processing and data management methodologies are aimed at maximizing efficiencies and productivity and maintaining the highest standards of transaction assurance.

     At the beginning of a typical recovery audit engagement, the Company utilizes a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from its client for the time period under review. The Company typically receives this data by secured electronic transmissions, magnetic media or paper. The Company uses a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt, the data is secured, catalogued, backed up and converted into standard, readable formats using third party and proprietary tools.
     Massive volumes of client data are cleansed and mapped by the Company’s technology professionals, primarily using high performance database and storage technologies, into standardized layouts at one of the Company’s data processing facilities. Statistical reports are also generated to verify the completeness and accuracy of the data.
     The data is then processed using algorithms (business rules) leveraging over thirty years’ experience to help uncover patterns or potential problems in clients’ various transactional streams. The Company delivers these high probability transaction errors to its auditors who, using the Company’s proprietary audit software, sort, filter and search the data to validate and identify additional transaction errors. The Company also maintains a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years, to facilitate the identification of additional recovery opportunities and provide recommendations for process improvements to clients.
     Once errors are validated with the client’s internal documents and systems, the Company offers an Internet-based claim presentation and collaboration tool, which leverages its proprietary imaging technology to help the client view, approve and submit claims to vendors.
     The Company has implemented and manages several distinct technical and procedural controls to ensure the confidentiality of client data and intellectual property. The data security program encompasses compliance with applicable regulatory requirements with a framework based on International Standards Organization publications and industry best practices.
   Meridian VAT Reclaim Technology
     Meridian utilizes a proprietary software application that assists business clients in reclaiming value-added taxes (“VAT”). The functionality of the software includes paper flow monitoring, financial and managerial reporting and EDI. The paper flow monitoring captures all stages of the reclaim business process, from logging claims received to printing checks due to clients. The reporting system produces reports that measure the financial and managerial information for each stage of the business process.
Auditor Hiring and Training
     Many of the Company’s auditors and specialists formerly held finance-related management positions in the industries the Company serves. Training provided in the field by the Company’s experienced auditors enables newly hired auditors to develop and refine their auditing skills and improve productivity. Additionally, the Company provides training for auditors utilizing both classroom training and training via self-paced media such as specialized computer-based training modules. Training programs are periodically upgraded based on feedback from auditors and changing industry protocols.
Clients
     The Company provides its services principally to large and mid-sized businesses having numerous payment transactions with many vendors. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 22.3%, 22.6% and 21.0% of its revenues from continuing operations for the years ended December 31, 2005, 2004 and 2003, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2005, 2004 and 2003.

Sales and Marketing
     Due to the highly confidential and proprietary nature of a business’ purchasing patterns and procurement practices combined with the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. The Company has found that its service offerings that are the most annuity-like in nature such as a contract compliance audit typically require a relatively long sales cycle and a relatively high level of direct person-to-person contact.
Proprietary Rights
     From time to time the Company develops new recovery audit software and methodologies that enhance existing proprietary software and methodologies. The Company relies on trade secret and copyright protections for its proprietary software and other proprietary information. While the Company’s competitive position may be affected by its ability to protect its software and other proprietary information, the Company believes that the protection afforded by trade secret and copyright laws is generally less significant to the Company’s overall success than the continued pursuit and implementation of its operating strategies and other factors such as the knowledge, ability and experience of its personnel.
     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company’s business, including but not limited to PRGSchultz®, AuditPro®, SureF!nd® , Direct F!nd®, ImDex® and claimDex™.
Competition
     The Company has numerous existing contract compliance audit competitors that are believed to be substantially smaller than the Company. Barriers to effective entry and longevity as a viable contract compliance audit firm are believed to be high. The Company believes that these high barriers to entry result from numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.
     The disbursement audit services business is also highly competitive, but barriers to entry are relatively low. The Company believes that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories.
     While the Company believes that it has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, the Company faces competition from the following:
Client Internal Recovery Audit Departments. A number of larger retailers (particularly those in the grocery and drug sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external post-audit providers. Regardless of the level of recoveries made by internal recovery audit departments, the Company has observed that virtually all large retail clients retain at least one (primary), and sometimes two (primary and secondary), external recovery audit firms to capture errors missed by their internal recovery audit departments.
Other Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:
•	Full-service accounts payable recovery audit firms. The Company believes that only one other company also offers a full suite of recovery audit services outside the United States;

•	A large number of smaller accounts payable recovery firms which have a limited client base and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. market and the largest of these firms typically have approximately $10 – $15 million in annual revenue. Competition in most international markets, if any, typically comes from small niche providers;

•	Firms which offer a hybrid of audit software tools and training, and/or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery audit services for discrete sectors like airlines and healthcare.
Other Providers of Recovery Services. The “Big Four” accounting firms provide recovery audit services; however, the Company believes their practices tend to be focused on tax-related services.
Employees
     At February 28, 2006, the Company had approximately 2,300 employees, of whom approximately 1,100 were located in the U.S. The majority of the Company’s employees are involved in the audit function. The Company believes its employee relations are satisfactory.
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

ITEM 1A. Risk Factors
In four of the five annual periods ended December 31, 2005, we have incurred significant losses and we have not generated enough cash from operations to finance our business.
     We have not been profitable in four of the five years in the five-year period ended December 31, 2005, and we have not generated enough cash from operations to finance our business. There is no guarantee that our cost reduction plan or attempts to increase our revenues will be successful. If we are not able to successfully reduce costs and/or increase revenues, we may not be able to operate profitability in the future or generate sufficient cash to fund our operations and pay our indebtedness.
Our current projections reflect that our core accounts payable recovery audit business will continue to decline. Therefore, we must successfully implement our cost reduction plan and grow our other business lines in order to stabilize and increase our revenues and improve our profitability.
     As our clients improve their systems and processes, fewer transactional errors occur. In addition, many of our clients have internal staffs that audit the same transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify more overpayments themselves and reduce our audit recovery opportunities. Based on these and other factors, we currently believe that our core accounts payable recovery audit business will continue to experience revenue declines over the long-term. In order to stabilize and increase our revenues and improve our profitability, we must successfully implement our cost reduction plan, and grow our other lines of business such as our Medicare audit work, pharmacy payment service and motor carrier freight bill audits. These other lines of business are still in the early stages of development, and there can be no guarantee that they will ultimately succeed.
We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.
     We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2005, 2004, and 2003, our two largest clients accounted for approximately 13.8%, 13.8% and 12.7% of our revenues from continuing operations, respectively. If we lose any of our major clients, our results of operations could be materially and adversely affected by the loss of revenue unless we acquire new business to replace such clients.
Client and vendor bankruptcies and financial difficulties could reduce our earnings.
     Our clients generally operate in intensely competitive environments and, accordingly, bankruptcy filings by our clients are not uncommon. Bankruptcy filings by our large clients or the significant vendors who supply them, or unexpectedly large vendor claim chargebacks lodged against one or more of our larger clients, could have a materially adverse effect on our financial condition and results of operations. Similarly, our inability to collect our accounts receivable due to the financial difficulties of one or more of our large clients could adversely affect our financial condition and results of operations.
     If a client files for bankruptcy, we could be subject to an action to recover certain payments received in the 90 days prior to the bankruptcy filing as “preference payments.” If we are unsuccessful in defending against such claims, we would be required to make unbudgeted cash payments which could strain our financial liquidity and our earnings would be reduced.
     For example, on March 30, 2005, the Fleming Post-Confirmation Trust, PCT, sued us in the bankruptcy proceeding of the Fleming Companies, a former client, in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. PCT subsequently amended its claims to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to us with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. In early December 2005, the PCT offered to settle the case for $2 million. We countered with an offer to waive our bankruptcy claim and pay the PCT $250,000. The PCT rejected our counteroffer and the litigation is ongoing.

Our strategic business initiatives may not be successful.
     Our objective is to build on our position as the leading worldwide provider of recovery audit services. Our strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain our dedicated focus on clients and rekindle our growth. Recently, we have implemented a number of strategic business initiatives that are designed to reduce costs and stabilize revenues.
     Although we have begun to implement these initiatives, we are still in the early stages of the process. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. The results of the strategy and implementation will not be known until some time in the future. If we are unable to implement the strategy successfully, our results of operations and cash flows could be adversely affected. Successful implementation of the strategy may require material increases in costs and expenses.
     As part of a pilot program to use recovery auditing to recover overpayments on behalf of taxpayers, the Centers for Medicare & Medicaid Services, CMS, the federal agency that administers the Medicare program, awarded us a three-year contract, effective March 28, 2005, to provide recovery audit services in connection with the State of California’s Medicare spending. We believe this contract is a significant opportunity for us, but we will have to expend substantial resources to prepare for and perform the CMS audit services and there is no guarantee that actual revenues will justify the required expenditures. Moreover, until the CMS pilot program is well underway, there will be no way to accurately predict the level of recoveries that will be achieved, and there is no guarantee that the level of recoveries will be significant. Even if CMS deems the pilot program sufficiently successful to justify further ventures, there is no guarantee that it, or any other medical claims client, will award future contracts to us.
We may be unable to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights.
     Our operations could be materially and adversely affected if we are not able to protect our proprietary software, audit techniques and methodologies, and other proprietary intellectual property rights. We rely on a combination of trade secret and copyright laws, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. Although we presently hold U.S. and foreign registered trademarks and U.S. registered copyrights on certain of our proprietary technology, we may be unable to obtain similar protection on our other intellectual property. In addition, our foreign registered trademarks may not receive the same enforcement protection as our U.S. registered trademarks.
     Additionally, we generally enter into nondisclosure agreements with our employees, consultants, clients and potential clients. We also limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation or unauthorized dissemination of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Even though we take care to protect our own intellectual property, there is no guarantee that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, although we believe that our services and products do not infringe on the intellectual property rights of others, we are also subject to the risk that someone else will assert a claim against us in the future for violating their intellectual property rights.
Our failure to retain the services of key members of management and highly skilled personnel could adversely impact our continued success.
     Our continued success depends largely on the efforts and skills of our executive officers and key employees. As such, we have entered into employment agreements with key members of management. While these employment agreements limit the ability of key employees to directly compete with us in the future, nothing prevents them from leaving our company.
     In addition, our current financial and operational condition, including, but not limited to our liquidity concerns, makes it especially challenging to attract and retain highly qualified skilled auditors in an industry where competition for skilled personnel is intense. Accordingly, our future performance also depends, in part, on the ability of our management team to work together effectively, manage our workforce, and retain highly qualified personnel.

We rely on international operations for significant revenues.
     Approximately 47.2% of our revenues from continuing operations were generated from international operations in 2005. International operations are subject to numerous risks, including:
•	political and economic instability in the international markets we serve,

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable,

•	fluctuations in currency exchange rates, particularly weaknesses in the British pound, the Euro, the Canadian dollar, the Mexican peso, and the Brazilian real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings,

•	costs associated with adapting our services to our foreign clients’ needs,

•	unexpected changes in regulatory requirements and laws,

•	expenses and legal restrictions associated with transferring earnings from our foreign subsidiaries to us,

•	burdens of complying with a wide variety of foreign laws and labor practices,

•	business interruptions due to widespread disease, potential terrorist activities, or other catastrophes,

•	reduced or limited protection of our intellectual property rights, and

•	longer accounts receivable cycles.
     Because we expect a significant proportion of our revenues to continue to come from international operations, the occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.
The market for providing disbursement audit services to commercial clients in the U.S. is rapidly declining.
     We currently serve the substantial majority of our U.S. commercial accounts payable services clients using a disbursement audit service model that typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. We believe that the market for providing disbursement audit services to commercial entities in the United States is rapidly declining.
Our U.S. commercial accounts payable services business is subject to price pressure.
     The substantial majority of our domestic commercial accounts payable services clients are currently served using a disbursement audit service model which typically entails obtaining limited purchase data from the client and an audit focus on a select few recovery categories. The disbursement audit business is highly competitive and barriers to entry are relatively low. We believe that the low barriers to entry result from limited technology infrastructure requirements, the minimal need for audit data that is difficult to extract from the client’s systems, and an audit focus on a select few recovery categories. As a result of the low barriers to entry, our domestic commercial accounts payable services business is subject to intense price pressure from our competition. Such price pressure could cause our profit margins to decline and have a materially adverse effect on our business, financial condition, and results of operations.
Proposed legislation by the European Union, if enacted as currently drafted, will have a materially adverse impact on Meridian’s operations.
     The European Union has currently proposed legislation that would remove the need for suppliers to charge value-added taxes on the supply of services to clients within the European Union. It is difficult to estimate whether and/or when the proposed legislation would be enacted and implemented. Management believes that the proposed legislation, if enacted as currently drafted, when implemented would have a materially adverse impact on the results of operations of our Meridian segment and would also negatively affect our consolidated results of operations.

Meridian may be required to repay grants received from the Industrial Development Authority.
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland, IDA, in the sum of 1.4 million Euro ($1.7 million at December 31, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. As of February 28, 2006, Meridian employed 204 permanent employees in Dublin, Ireland. As discussed above, proposed EU legislation could eventually have a materially adverse impact on Meridian’s results of operations. If Meridian’s results of operations were to decline as a result of the enactment of that legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, Meridian will have to repay the full amount of the grants it previously received from IDA. Because of the lengthy approval process required for the legislative proposal to become law and the requirements for numerous systems changes before implementation, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever.
     As any potential liability related to these grants is not currently determinable, we have not included any expenses related to this matter in our financial statements. Management is monitoring this situation and if it appears probable that Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will recognize an expense at that time. Such expense could be material to Meridian’s results of operations.
Our revenues from certain clients and VAT authorities may change markedly from year to year.
     We examine merchandise procurements and other payments made by business entities such as manufacturers, distributors and service firms. To date, services to these types of clients have tended to be either periodic (typically, every two or three years) or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given client may change markedly from year to year depending on factors such as the size and nature of the client division under audit.
     Meridian’s revenue recognition policy causes its revenues to vary markedly from period to period as well. Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian’s clients. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country.
Changes in the composition of our shareholder population, including those resulting from the issuance of new preferred stock in the exchange offer, are likely to limit our ability to use our net operating losses.
     We have substantial tax loss and credit carryforwards for U.S. federal income tax purposes. As a result of the implementation of the exchange offer or certain changes in the composition of our shareholder population (including purchases or sales of stock by certain 5% shareholders in sufficient amounts), it is likely that our ability to use such carryforwards (and certain other tax benefits) to offset future income or tax liability will be severely limited under section 382 of the Internal Revenue Code of 1986, as amended. Under such section, our ability to use our existing tax loss and credit carryforwards (and certain other tax benefits) following an “ownership change” would be limited to an annual amount generally equal to the product of the fair market value of our stock immediately before the ownership change (subject to certain reductions) and the “long-term tax-exempt rate” in effect for the month in which the ownership change occurs.
     For example, if (as is probable) an ownership change were to occur as a result of the conversion of new securities issued in the exchange, our ability to utilize our pre-change carryforwards and possibly certain future deductions to offset future income would be limited to roughly $1.5 million per year, based on a trading price of our common stock of $0.55 per share. Based on our current projections, such a limitation would significantly increase our projected future tax liability if combined with the elimination of interest deductions with respect to the new senior convertible notes issued in the exchange (whether due to the conversion of such notes into stock or, as discussed below, in the event of a determination that such interest was not deductible).

Recognition of cancellation of debt income as a result of the exchange offer may increase our income tax liability and adversely impact our financial position.
     We expect to recognize cancellation of debt income for U.S. federal income tax purposes to the extent the outstanding balance (principal plus accrued but unpaid interest) of the Company’s notes due November 2006 exceeded the fair market value of the new securities delivered in the exchange offer. We believe that we will have sufficient consolidated tax loss carryforwards to offset all of the anticipated income for U.S. federal income tax purposes (although there may be some liability for federal alternative minimum tax and state income tax). However, if it were determined that the available tax loss carryforwards were significantly less than the amount estimated or were otherwise limited (such as by reason of an annual limitation under section 382, as discussed above), we could have a significantly greater income tax liability.
We may not be allowed to deduct interest with respect to the new senior convertible notes issued in the exchange offer.
     For U.S. federal income tax purposes, no deduction is allowed for interest paid or accrued with respect to convertible debt if it is substantially certain that the holders will voluntarily convert the debt into equity. The proper application of this provision in the case of the new senior convertible notes is subject to varying interpretations, depending in part on facts and circumstances existing on the exchange date. We currently intend to take the position that we are entitled to interest deductions in respect of the new senior convertible notes. Nevertheless, there is no assurance that the Internal Revenue Service, IRS, would not take a contrary position, or that any change in facts and circumstances would not result in us changing our position.
     In addition, even if not disallowed, any interest deductions with the respect to the new senior convertible notes would cease upon an actual conversion of the new senior convertible notes into stock.
Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.
     During the fourth quarter of 2005, we recorded a goodwill impairment charge of $166.0 million and an impairment charge of $4.4 million relating to our intangible trade name value. Adverse future changes in the business environment or in our ability to perform audits successfully and compete effectively in our market could result in additional impairment of goodwill, other intangible assets or long-lived assets, which could materially adversely impact future earnings. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-term assets are impaired. Annual impairment testing under SFAS No. 142 could result in a determination that our goodwill or other intangible assets have been further impaired, and annual impairment testing under SFAS No. 144 could result in a determination that our other long-lived assets have been impaired. Any future impairment of goodwill, other intangible assets or long-lived assets would reduce future earnings.
We may not be able to continue to compete successfully with other businesses offering recovery audit services, including client internal recovery audit departments.
     The recovery audit industry is highly competitive. Our principal competitors for accounts payable recovery audit services include numerous smaller firms. Because these firms tend to be privately owned, we do not have access to their financial statements, so we cannot be certain as to whether we can continue to compete successfully with our competitors. In recent years, revenues from our core accounts payable recovery audit business have declined, and are expected to continue to decline, due in part to our clients’ continuing development of their own internal recovery audit capabilities. In addition, the trend toward more effective internal recovery audit departments diminishes claims available for us to identify in our recovery audits and is likely to continue to negatively impact our future revenues.
Our articles of incorporation, bylaws, shareholder rights plan and Georgia law may inhibit a change of control that shareholders may favor.
     Our articles of incorporation and bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition not approved by our board of directors. This could occur even if our shareholders receive attractive offers for their shares or if a substantial number, or even a majority, of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our board of directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:
•	a classified board of directors,

•	the requirement that our shareholders may only remove directors for cause,

•	specified requirements for calling special meetings of shareholders, and

•	the ability of the board of directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community, in making decisions.
     Our articles of incorporation also permit the board of directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. In addition, we have in place a “poison pill” shareholders’ rights plan that could trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party that are not approved by the board of directors. These provisions also could discourage bids for our shares of common stock at a premium and have a materially adverse effect on the market price of our common stock.
We have violated our debt covenants in the past and may do so in the future.
     We have violated the debt covenants of our prior senior credit facility on more than one occasion in the past. Our new senior secured credit facility requires us and our subsidiaries to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our new senior credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all. Additionally, if the lenders accelerated repayment demand is subsequently made and we are unable to honor it, cross-default language contained in the indentures underlying our separately-outstanding senior notes and senior convertible notes due March 2011, and any of our untendered convertible notes due November 2006, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that we will be able to secure additional financing that would be required to make such a rapid repayment.
Our substantial leverage could materially adversely impact our financial health.
     We are highly leveraged. As of December 31, 2005, our total outstanding debt was approximately $140.9 million. As of that date, such total indebtedness was greater than our total capitalization by approximately $97.7 million. The instruments governing the new securities issued in the restructuring and the new senior credit facility allow the issuance of additional indebtedness under certain circumstances.
     Following closing of the financial restructuring transactions, we continue to be highly leveraged. On a pro forma basis, as of December 31, 2005, we would have had approximately $150.6 million of outstanding debt and redeemable preferred stock and a maximum of $15.0 million of additional available borrowings under the new senior secured credit facility.
     Our substantial indebtedness could adversely affect our financial health by, among other things:
•	increasing our vulnerability to adverse economic conditions or increases in prevailing interest rates, particularly with respect to any of our borrowings at variable interest rates;

•	limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•	requiring us to dedicate a substantial portion of any cash flow from operations to service our debt, which reduces the funds available for operations and future business opportunities; and

•	potentially making us more highly leveraged than our competitors, which could potentially decrease our ability to compete in our industry.
     We will have significant interest, dividend, principal and redemption payments under the new securities issued in the exchange offer coming due in the next five years. Our ability to make payments due on the new securities and on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreements and indentures may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could, among other things, materially adversely affect the market price of our common stock.
Our stock price has been and may continue to be volatile.
     Our common stock is currently traded on The Nasdaq Stock Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:
•	issuance of additional common stock on exercise of conversion rights of the new senior convertible notes or the new convertible preferred stock,

•	future announcements concerning us, key clients or competitors,

•	quarterly variations in operating results and liquidity,

•	changes in financial estimates and recommendations by securities analysts,

•	developments with respect to technology or litigation,

•	the operating and stock price performance of other companies that investors may deem comparable to our company,

•	acquisitions and financings, and

•	sales of blocks of stock by insiders.
     Fluctuations in the stock market, generally, also impact the volatility of our stock price. General stock market movements may adversely affect the price of our common stock, regardless of our operating performance.
     We may fail to maintain our listing on The Nasdaq Stock Market, and the value of our stock may be adversely affected if we fail to maintain such listing.
     The closing bid price of our common stock, which is traded on The Nasdaq Stock Market, has been below $1.00 per share for more than 30 consecutive trading days. On December 12, 2005, we received notice from Nasdaq initiating a process to delist our stock. Such process provides for a 180-day period to cure the $1.00 minimum bid default. Our common stock would have to maintain a closing bid of at least $1.00 for 10 consecutive trading days during the 180-day period to cure such default. We cannot guarantee that we will be able to cure such default.
     In the event that our common stock is delisted from The Nasdaq Stock Market, shares of our common stock would likely trade in the over-the-counter market on the OTC Bulletin Board or the so-called “pink sheets.” Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. In addition, securities analysts’ and news media coverage of us may be further reduced. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock.

If our common stock is deemed a “penny stock,” its liquidity will be adversely affected.
     The market price for our common stock is currently below $1.00 per share. If the market price for our common stock remains under $1.00 per share, our common stock may be deemed to be penny stock. If our common stock is considered penny stock, it would be subject to rules that impose additional sales practices on broker-dealers who sell our securities. For example, broker-dealers must make special suitability determinations for purchasers of penny stock and obtain the purchasers’ written consent to the transaction prior to the sale. Also, broker-dealers must deliver disclosure schedules disclosing sales commissions and current quotations for the securities to each purchaser of a penny stock. Broker-dealers must also send monthly statements disclosing recent price information for the penny stock held in the purchaser’s account as well as information regarding the limited market in penny stocks. These rules may cause some broker-dealers to choose not to deal in penny stocks, which could have an adverse effect on the price and liquidity of shares of our common stock.
Issuance of shares of our common stock upon conversion of our new preferred stock and new senior convertible notes and pursuant to our new management incentive plan will dilute our common stock.
     Our new convertible notes and new preferred stock, upon full conversion, would represent in excess of a majority of our outstanding common stock, based on the current number of shares of common stock outstanding. In addition, in order to retain key executive employees, we are adopting a new management incentive plan, pursuant to which certain senior management employees will receive phantom shares of stock that, subject to shareholder approval, will be payable in common stock. We will reserve 10% of our outstanding common stock on a fully-diluted basis, as measured on the dates of distribution, to settle phantom shares under the management incentive plan. In addition, we may need to issue additional equity securities in the future in order to execute our business plan or for other reasons, which could lead to further dilution to holders of our common stock. This dilution of our common stock could depress the price of our common stock.
ITEM 1B. Unresolved Staff Comments
None
ITEM 2. Properties
     The Company’s principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. The Company leases this space under an agreement expiring on December 31, 2014. The Company has subleased 3,000 square feet of its principal executive office space to a third party and is attempting to sublease an additional approximately 25,000 square feet of space at that location. The Company’s various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business.
     Excluding the lease for the Company’s principal executive offices, the majority of the Company’s real property leases are individually less than five years in duration. See Note 9 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.
ITEM 3. Legal Proceedings
     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust (“PCT”) in the bankruptcy proceeding of the Fleming Companies, a former client, in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT’s claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT’s claims in the proceeding. In early December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer and the litigation is ongoing.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Stock Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s new senior credit facility specifically prohibit payment of cash dividends. As of February 28, 2006, there were approximately 6,300 beneficial holders of the Company’s common stock and 163 holders of record. The following table sets forth, for the quarters indicated, the range of high and low trading prices for the Company’s common stock as reported by Nasdaq during 2005 and 2004.

2005 Calendar Quarter	High	Low
1st Quarter	$5.79	$4.20
2nd Quarter	5.15	2.75
3rd Quarter	3.49	2.58
4th Quarter	3.30	0.24

2004 Calendar Quarter	High	Low
1st Quarter	$5.05	$3.87
2nd Quarter	5.57	4.21
3rd Quarter	6.21	4.77
4th Quarter	6.13	4.85
     The Company did not repurchase any of its outstanding common stock during 2005 as its prior senior credit facility prohibited stock repurchases.
ITEM 6. Selected Consolidated Financial Data
     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2005. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by KPMG LLP, Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Shareholders’ Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 2005 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8. of this Form 10-K. Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2005 and the attestation report of the Independent Registered Public Accounting Firm thereon are included in Item 9A. of this Form 10-K. The Company disposed of its Logistics Management Services segment in October 2001 and closed a unit within the Communications Services business during the third quarter of 2001. In December 2001, the Company disposed of its French Taxation Services business which had been part of continuing operations until the time of its disposal. Additionally, in January 2004, the Company consummated the sale of the remaining Communications Services operations. During the fourth quarter of 2005, the Company declared its Channel Revenue, Airline, and the Accounts Payable Services business units in South Africa and Japan as discontinued operations.

     The Company’s Consolidated Financial Statements have been reclassified to reflect Logistics Management Services, Communications Services, French Taxation Services, Channel Revenue, Airline, and the Accounts Payable Services business units in Japan and South Africa as discontinued operations for all periods presented.
     The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K including Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31,
	2005 (1)	2004 (2)	2003 (1)	2002 (3) (4)	2001 (5)
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$292,152	$350,602	$367,380	$439,686	$290,457
Cost of revenues	195,091	217,059	225,938	248,722	165,307

Gross margin	97,061	133,543	141,442	190,964	125,150
Selling, general and administrative expenses	111,439	124,365	123,424	141,151	112,001
Impairment charges	170,375	—	206,923	—	—
Restructuring expense	11,550	—	—	—	—

Operating income (loss)	(196,303)	9,178	(188,905)	49,813	13,149
Interest expense	(8,936)	(9,142)	(9,520)	(9,934)	(9,403)
Interest income	545	593	572	595	500

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes	(204,694)	629	(197,853)	40,474	4,246
Income taxes	821	76,197	(35,362)	14,883	2,773

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	(205,515)	(75,568)	(162,491)	25,591	1,473
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(2,704)	(1,411)	1,143	(7,023)	(2,429)
Gain (loss) on disposal/retention of discontinued operations, including operating results for phase out period, net of income taxes	479	5,496	530	2,716	(82,755)

Earnings (loss) from discontinued operations	(2,225)	4085	1,673	(4,307)	(85,184)

Earnings (loss) before cumulative effect of accounting changes	(207,740)	(71,483)	(160,818)	21,284	(83,711)
Cumulative effect of accounting changes, net of income taxes	—	—	—	(8,216)	—

Net earnings (loss)	$(207,740)	$(71,483)	$(160,818)	$13,068	$(83,711)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(3.31)	$(1.23)	$(2.63)	$0.41	$0.03
Discontinued operations	(0.04)	0.07	0.03	(0.07)	(1.76)
Cumulative effect of accounting changes	—	—	—	(0.13)	—

Net earnings (loss)	$(3.35)	$(1.16)	$(2.60)	$0.21	$(1.73)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(3.31)	$(1.23)	$(2.63)	$0.32	$0.03
Discontinued operations	(0.04)	0.07	0.03	(0.06)	(1.76)
Cumulative effect of accounting changes	—	—	—	(0.10)	—

Net earnings (loss)	$(3.35)	$(1.16)	$(2.60)	$0.16	$(1.73)

	December 31,
	2005 (1)	2004 (2)	2003 (1)	2002 (3)(4)(6)	2001 (5)
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$11,848	$12,596	$26,658	$14,860	$33,334
Working capital	(9,123)	5,882	1,715	35,562	39,987
Total assets	162,062	358,593	429,257	590,270	379,260
Long-term debt, excluding current installments and loans from shareholders	16,800	—	—	26,363	—
Convertible notes	124,067	123,286	122,395	121,491	121,166
Total shareholders’ equity (deficit)	(102,365)	103,584	173,130	337,885	168,095

(1)	During 2005 and 2003, the Company recognized impairment charges related to goodwill and intangible assets. See Notes 1(j) and 7 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(2)	During 2004, the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets. See Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

(3)	During 2002, the Company completed the acquisitions of the businesses of HSA-Texas and affiliates accounted for as a purchase.

(4)	During 2002, the Company incurred a charge in connection with the initial implementation of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets recognized as a cumulative effect of an accounting change.

(5)	During 2001, the Company completed the sale of its French Taxation Services business and Logistics Management Services segment at net losses of $54.0 million and $19.1 million, respectively.

(6)	Reflects December 31, 2004 scheduled maturity of the Company’s line of credit, which was refinanced in November 2004, and its reclassification to current liabilities at December 31, 2003.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
     In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and are generally realized by a cash payment or by a reduction to the vendor’s accounts payable balance.
     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT refunds business (“Meridian”) and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the client has received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an existing contractual arrangement between the Company and the client exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria. In those instances, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, relates to underlying claims ultimately rejected by the Company’s clients’ vendors. In that case, the Company’s clients may request a refund of such amount. The Company records such refunds as a reduction of revenue (See “Critical Accounting Policies – Refund Liabilities” as fully described in Note 1 of Notes of the Consolidated Financial Statements included in Item 8. of this Form 10-K ).
     The contingent fee based VAT Reclaim division of the Company’s Meridian business, along with certain other international Accounts Payable Services units, recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Based on the guidance in SAB No. 104, Meridian defers recognition of contingent fee revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing the value-added tax (“VAT”) claims and transferred to Meridian’s clients.
     The Company derives an insignificant amount of revenues on a “fee-for-service” basis where revenue is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when the revenue recognition criteria described above in clauses (a) through (d) have been satisfied.
Audit Contract for State of California Medicare
     On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company has sub-contracted with Concentra Preferred Systems, the nation’s largest provider of specialized cost containment services for the healthcare industry, which will add its clinical experience to the Company’s expertise in recovery audit services.
     The contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract, expected later in 2006. The Company believes this contract represents a large opportunity in the healthcare recovery audit sector and will be beneficial to the Company’s future earnings.
Conclusion of Evaluation of Strategic Alternatives
     On June 7, 2005, the Company announced that its Board of Directors had concluded the evaluation of the Company’s strategic alternatives including the potential sale of the Company that was previously announced in October 2004. The Board, in consultation with its financial advisor, CIBC World Markets Corp., through a special committee established for that purpose, carefully evaluated the Company’s options and unanimously determined that, at that time, the best interests of its shareholders would not be served by continuing to pursue a strategic transaction.
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
     On July 20, 2005, the Company announced that its Board of Directors had unanimously elected James B. McCurry to succeed John M. Cook as President and Chief Executive Officer of the Company, effective July 25, 2005. The Company also announced the appointment of David A. Cole, a Director of the Company since February 2003, as non-executive Chairman of the Board, effective July 25, 2005.
Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1% respectively).
     On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees. Annualized savings from the restructuring plan are estimated to be approximately $42.2 million. Almost all of these savings are being realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff is being directly impacted by the reductions resulting from this plan. The Company successfully implemented the plan and for the year ended December 31, 2005 and recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $2.0 million and $10.0 million in the three and twelve months ended December 31, 2005, respectively. Severance amounting to $2.8 million had been paid as of December 31, 2005. As of February 28, 2006, additional severance of $1.2 million had been paid and the majority of the remaining severance is expected to be paid out during the remainder of 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.
Appointment of Peter Limeri as Chief Restructuring Officer and Subsequently Chief Financial Officer
     On November 7, 2005, Peter Limeri joined the Company’s executive team in the role of Chief Restructuring Officer. He was subsequently appointed the Company’s Chief Financial Officer on February 10, 2006.

Settlement of Class Action Lawsuit
     On February 8, 2005, the Company entered into a Stipulation of Settlement of the Securities Class Action Litigation. On February 10, 2005, the United States District Court for the Northern District of Georgia, Atlanta Division preliminarily approved the terms of the Settlement. On May 26, 2005, the Court approved the Stipulation of Settlement (“Settlement”) entered into by the Company with the Plaintiff’s counsel, on behalf of all putative class members, pursuant to which it agreed to settle the consolidated class action for $6.75 million, which payment was made by the insurance carrier for the Company.
Forbearance Agreement
     As of December 31, 2005, the Company was not in compliance with all of its financial covenants under its prior senior credit facility. On November 8, 2005, the Company entered into a Forbearance Agreement with the Lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising any right or remedy under the prior senior credit facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arose exclusively as a result of the occurrence of certain acknowledged events of default; however, the Lender did retain its right to prohibit certain payments to the holders of the Company’s 4 3/4% convertible notes (“Convertible Notes”) (see Note 8(c)). In addition to the financial covenant defaults discussed above, the acknowledged events of default included the failure to provide information and documentation regarding certain of the Company’s subsidiaries.
     In consideration of the Lender’s willingness to enter the Forbearance Agreement, the Company paid the Lender a nonrefundable fee in the amount of $0.1 million and agreed to reimburse certain expenses of the Lender and its counsel. The Company satisfied all of its obligations under the Forbearance Agreement, and replaced the prior senior credit facility with its new senior facility, discussed below, on March 17, 2006. In consideration of the willingness of the Lender to enter into the Forbearance Agreement, the Company and its domestic subsidiaries released the Lender and certain of its affiliates from any and all damages and liabilities of whatever kind or nature, known or unknown, relating to or arising under the prior senior credit facility, excluding any ongoing obligations the Lender had pursuant to the prior senior credit facility.
$10 Million Bridge Loan
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements evidence a term loan to PRG-Schultz USA Inc., a wholly owned subsidiary of the Company (the “Borrower”), in an aggregate principal amount of $10 million. This loan was repaid upon closing of the new senior credit facility on March 17, 2006. See “—Liquidity and Capital Resources—$10 Million Bridge Loan.”
Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild Inc., to restructure the Company’s financial obligations, including its obligations under its convertible notes due November 2006, and to improve the Company’s liquidity. The Company successfully completed the financial restructuring on March 17, 2006.
     Pursuant to the financial restructuring, the Company exchanged:
•	$400 principal amount of its 11.0% Senior Notes Due 2011, plus an additional amount of principal equal to accrued and unpaid interest due on the existing notes held by the tendering holders;

•	$480 principal amount of its 10.0% Senior Convertible Notes Due 2011 convertible into new 10.0% Senior Series B Convertible Participating Preferred Stock and/or common stock; and

•	one share, $120 liquidation preference, of its 9.0% Senior Series A Convertible Participating Preferred Stock convertible into common stock;
     for each $1,000 principal amount of outstanding 4.75% Convertible Subordinated Notes due November 2006.
     Approximately 99.6% of the aggregate $125 million outstanding convertible notes were tendered for exchange and accepted by the Company.
     The material terms of these new securities include:
•	The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

•	The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders, upon satisfaction of certain conditions, (and in certain circumstances, at the option of the Company) into shares of new series B preferred stock having a 10% annual dividend and a liquidation preference equal to the principal amount of notes converted. Dividends on the new series B preferred stock may be paid in cash or in kind, at the option of the Company. Each $1,000 of face amount of such notes are convertible into approximately 2.083 shares of new series B convertible preferred stock; provided that upon the occurrence of certain events, including approval by the shareholders of an amendment to the Company’s Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion, they will be convertible only into common stock at a rate of approximately 1,538 shares per $1,000 principal amount. The new series B preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.65 of liquidation preference per share of common stock, subject to certain conditions, including approval by the shareholders of an amendment to the Company’s Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion.

•	The new series A preferred stock has a 9% dividend, payable in cash or in kind, at the option of the Company. The new series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.28405 of liquidation preference per share of common stock.

•	The series A and series B preferred stock have the right to vote with the Company’s common stock on most matters requiring shareholder votes. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes. The Company also has the right to redeem the new series A and series B preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

•	Both the new senior notes and the new senior convertible notes mature on the fifth anniversary of issuance. The new series A and series B preferred stock must be redeemed on the fifth anniversary of issuance.
     Immediately following the closing of the financial restructuring transactions, the existing common shareholders owned approximately 54% of the equity of the Company. If all the new senior convertible notes had converted into series B preferred stock immediately on completion of the financial restructuring, the existing common shareholders would have owned approximately 30% of the equity of the Company (excluding any potential future dilution from the Company’s management incentive plan).
     As a part of its financial restructuring, the Company also entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which is being syndicated to the Company’s prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of holders of the Company’s convertible notes due November 2006, with the right to designate one member of the Company’s Board of Directors, and together with its affiliates, the Company’s largest shareholder. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20.0 million. No borrowings are currently outstanding under the revolving credit facility.

     PRG-Schultz USA, Inc., a direct wholly-owned subsidiary (the “borrower”), is the primary borrower under the new senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The borrower’s and all of the Company’s other subsidiaries’ obligations under the new senior secured credit facility are secured by liens on substantially all of the Company’s assets (including the stock of our domestic subsidiaries and two-thirds of the stock of certain of our foreign subsidiaries).
     The new senior secured credit facility will expire on the fourth anniversary of the closing of the exchange offering. The term loan under the new senior secured credit facility will amortize with quarterly payments beginning on the first anniversary of the closing date of $250,000 per quarter for the second year of the facility, and $500,000 per quarter for the third and fourth years of the facility, with the balance due at maturity on the fourth anniversary of closing.
     The term loan under the new senior secured credit facility may be repaid at the Company’s option at any time; provided that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the 2nd anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of our consolidated excess cash flow (which will be based on an adjusted EBITDA calculation), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.
     The Company’s ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer.
     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on our revolving credit facility of 0.5%. The new senior secured credit facility also required the payment of commitment fees, closing fees and additional expense reimbursements of approximately $1.0 million at closing.
     The new senior secured credit facility contains customary representations and warranties, covenants and conditions to borrowing. The new senior secured credit facility also contains a number of financial maintenance and restrictive covenants that are customary for a facility of this type, including without limitation (and subject to certain exceptions and qualifications): maximum capital expenditures (to be measured annually); maximum total debt to EBITDA (to be measured quarterly); minimum EBITDA (to be measured quarterly); minimum fixed charge coverage ratio (to be measured quarterly); provision of financial statements and other customary reporting; notices of litigation, defaults and un-matured defaults with respect to material agreements; compliance with laws, permits and licenses; inspection of properties, books and records; maintenance of insurance; limitations with respect to liens and encumbrances, dividends and retirement of capital stock, guarantees, sale and lease back transactions, consolidations and mergers, investments, capital expenditures, loans and advances, and indebtedness; compliance with pension, environmental and other laws, operating and capitalized leases, and limitations on transactions with affiliates and prepayment of other indebtedness.
     The new senior secured credit facility contains customary events of default, including non-payment of principal, interest or fees, inaccuracy of representations or warranties in any material respect, failure to comply with covenants, cross-default to certain other indebtedness, loss of lien perfection or priority, material judgments, bankruptcy events and change of ownership or control.
Critical Accounting Policies
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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
     In addition to estimates that meet the “critical” estimate criteria, the Company also makes many other accounting estimates in preparing its consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, refund liabilities, accounts receivable allowance for doubtful accounts, goodwill and other intangible assets and income taxes. Management bases its estimates and judgments on historical experience, information available prior to the issuance of the consolidated financial statements and on various other factors that are believed to be reasonable under the circumstances. This information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results can occur as circumstances change and additional information becomes known, including changes in those estimates not deemed “critical”.
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
•	Revenue Recognition. The Company recognizes revenue on the accrual basis except with respect to its Meridian VAT refunds business, and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria has been met, particularly the determination of the timing of economic benefit received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Refund Liabilities. Refund liabilities result from reductions in the economic value previously received by the Company’s clients with respect to vendor claims developed by the Company and for which the Company has previously recognized revenue. Such refund liabilities are recognized by either offsets to amounts otherwise due from clients or by cash refunds to clients. The Company computes the estimate of its refund liabilities based on historical refund data and records such refunds as a reduction of revenue. A hypothetical 0.1% change in refund liabilities would have an impact on operating income of approximately $0.1 million.

•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. The Company evaluates the adequacy of these allowances on a periodic basis. This evaluation includes, but is not limited to, historical loss experience, the aging of current accounts receivable balances and provisions for adverse situations that may affect a client’s ability to pay. If the evaluation of allowance requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. If the financial condition of any of the Company’s clients were to deteriorate, or their operating climates were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made. Conversely, if a client subsequently remits cash for an accounts receivable balance which has previously been written off, it could result in increased operating income in the period in which the payment is received. A hypothetical 0.1% change in the allowance for doubtful accounts would have an impact on operating income of approximately $0.1 million.

•	Goodwill and Other Intangible Assets. During the fourth quarter of 2005, as part of its annual intangible asset impairment testing, the Company, together with its independent valuation advisors, Deloitte Financial Advisory Services LLP, performed valuation analyses of its goodwill balances as well as other intangible assets. As a result of this process, the Company determined that non-cash, pre-tax intangible asset impairment charges totaling $170.4 million were required during the quarter and year-ended December 31, 2005, in accordance with U.S. generally accepted accounting principles. The Company’s Accounts Payable Services segment had experienced its third consecutive year of significant declines in revenues and gross profit. The continuing downward trend in this segment was the single most important factor leading to the necessity of the impairment charge. This trend is also what necessitated the initiation of the implementation of the Company’s operational restructuring plan in the third quarter of 2005. A similarly derived charge of $206.9 million was recorded in 2003.
During the fourth quarter of 2004, the Company, working with its independent valuation advisors, completed the required annual impairment testing of goodwill and other intangible assets in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of goodwill and other intangible assets.
•	Income Taxes. The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated 0.4%, 12,114% and 17.9% for the years ended December 31, 2005, 2004 and 2003, respectively. The unusual 2005 rate is primarily attributable to the nondeductible portions of the impairment charges discussed above and the change in the deferred tax asset valuation allowance. The unusual 2004 rate is primarily attributable to the change in the deferred tax asset valuation allowance.

The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements included in Item 8. of this Form 10-K is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the statement of operations. The Company establishes valuation allowances to reduce deferred tax assets to the amounts that it believes are more likely than not to be realized. These valuation allowances are adjusted in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in the Company’s consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns but has not yet been recognized as an expense in its consolidated financial statements.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. In 2004 the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets of $76.6 million. This increase was offset by the use of approximately $4.3 million of capital loss carry-forwards resulting in a net change in the valuation allowance of approximately $72.3 million.
During 2005 the Company recorded an additional valuation allowance adjustment of $48.5 million, bringing the total valuation allowance balance to $139.6 million. The Company’s Consolidated Balance Sheet as of December 31, 2005 included in Item 8. of this Form 10-K reflects a net current deferred income tax asset of $67 thousand and a net noncurrent deferred tax asset of $530 thousand. Such net deferred tax assets are primarily attributable to operating loss carryforwards available in Canada.
Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2005	2004	2003
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	66.8	61.9	61.5

Gross margin	33.2	38.1	38.5

Selling, general and administrative expenses	38.1	35.5	33.6
Impairment charges	58.3	—	56.3
Restructuring expense	4.0	—	—

Operating income (loss)	(67.2)	2.6	(51.4)
Interest expense	(3.1)	(2.6)	(2.6)
Interest income	0.2	0.2	0.2

	Years Ended December 31,
	2005	2004	2003
Earnings (loss) from continuing operations before income taxes and discontinued operations	(70.1)	0.2	(53.8)
Income taxes	0.3	21.7	(9.6)

Earnings (loss) from continuing operations before discontinued operations	(70.4)	(21.5)	(44.2)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(0.9)	(0.4)	0.3
Gain on disposal of discontinued operations , net of income taxes	0.2	1.5	0.1

Earnings (loss) from discontinued operations	(0.7)	1.1	0.4

Net earnings (loss)	(71.1)%	(20.4)%	(43.8)%

     The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim (see Note 5 of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).
Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003
Domestic Accounts Payable Services revenue:
Retail	$137.3	$167.8	$169.1
Commercial	17.1	33.5	47.4

	154.4	201.3	216.5
International Accounts Payable Services revenue	97.2	107.9	110.5

Total Accounts Payable Services revenue	$251.6	$309.2	$327.0

     For the year ended December 31, 2005 compared to the year ended December 31, 2004, the Company continued to experience a decline in revenues for domestic retail/wholesale Accounts Payable Services. The reduction in revenues was primarily attributable to a general reduction in revenue from certain large U.S. audits because fewer claims were processed as a result of improved client processes and the conclusion of several non-recurring audits that took place in 2004. Revenues decreased as the Company’s clients developed and strengthened their own internal audit capabilities as a substitute for the Company’s services. Further, the Company’s clients made fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These trends are expected to continue for the foreseeable future, and as a result, revenues from domestic retail Accounts Payable Services are expected to continue to decline for the foreseeable future. Revenue in 2004 benefited from a $3.3 million increase in revenue from the Company’s sales and use tax operations as well as a $1.6 million settlement of past services rendered to an existing client but for which revenues had not been previously recognized.
     Revenues from the Company’s domestic commercial Accounts Payable Services clients also continued to decline in 2005 compared to the same period of 2004. The Company believes the market for providing disbursement audit services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is reaching maturity with fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the decline in performance for the commercial business, the Company has begun to intentionally reduce the number of commercial clients serviced based on profitability, and this trend is expected to continue. As a result of the foregoing, revenues from domestic commercial Accounts Payable Services are expected to continue to decline for the foreseeable future.
     For the year ended December 31, 2005 compared to the year ended December 31, 2004, the Company continued to experience a decline in revenues for the international portion of the Company’s Accounts Payable Services. The decrease in revenues from international operations was driven by a significant decline in the United Kingdom ($11.0 million) and a decline in Canada ($1.0 million) that was partially offset by increases in Latin America ($2.1 million). Similar to the U.S. market, lower fee rates and the maturity of the U.K. market resulted in a declining claim trend as clients improved their payment processes. The Company is facing this unfavorable claim trend in a number of other countries in which it transacts business, and expects this trend to continue for the foreseeable future.
     For the year ended December 31, 2004, compared to the year ended December 31, 2003, the Company experienced a decrease in revenues for domestic retail/wholesale Accounts Payable Services, primarily a decrease in base retail audit revenue. Management believes the decrease in base retail audit revenue was largely attributable to clients’ increased use of their own internal recovery audit functions and continuing changes in the claims approval and processing patterns in some of the Company’s largest retail accounts. The Company expects many clients to continue to use their own internal recovery audit functions as a substitute for its recovery audit services.
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
     Partially offsetting the decreases in Accounts Payable Services revenue for the year ended December 31, 2004 compared to the year ended December 31, 2003 were a $3.3 million increase in the Company’s sales and use tax operations as well as a $1.6 million settlement for past services rendered to an existing client but for which revenues had not been previously recognized. These offsetting increases are not expected to be recurring items in future periods.
     The decrease in revenues from the international portion of Accounts Payable Services in the year ended December 31, 2004 compared to 2003 was primarily attributable to client-specific issues in the Company’s European operations and a lengthened approval process in the Company’s Canadian operations. Additionally, the Company experienced a decrease in revenues for the year ended December 31, 2004 from one large client acquired as part of the January 24, 2002 acquisition of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”) for which the Company provided airline ticket revenue recovery audit services primarily due to a decrease in claims and an increase in refunds during the 2004 period when compared to the same period of the prior year. These decreases in revenues were partially offset by an increase in revenues attributable to strengthening of the local currencies of the Company’s international Accounts Payable Services operations, as a whole, relative to the U.S. dollar for the year ended December 31, 2004.
     Cost of Revenues (“COR”). COR consists principally of commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR for the Company’s domestic Accounts Payable Services operations are variable compensation-related costs that will increase or decrease with increases and decreases in revenues. The COR support base for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. The Company’s international Accounts Payable Services also have a portion of their COR, although less than domestic Accounts Payable Services, that will vary with revenues. The lower variability is due to the predominant use of salaried auditor compensation plans in most emerging-market countries.
     Accounts Payable Services COR for the years ended December 31, 2005, 2004 and 2003 was as follows (in millions):

	2005	2004	2003
Domestic Accounts Payable Services COR	$99.8	$120.2	$133.7
International Accounts Payable Services COR	68.1	72.7	69.9

Total Accounts Payable Services COR	$167.9	$192.9	$203.6

     The dollar decrease in cost of revenues for 2005 compared to 2004 for domestic Accounts Payable Services was primarily due to lower revenues during 2005 when compared to 2004. COR as a percentage of revenues from domestic Accounts Payable services increased to 64.6% for the year ended December 31, 2005 compared to 59.7% for the prior year. While the Company’s revenues continued to decrease in 2005, the Company continues to incur certain fixed costs that are a component of COR. These fixed costs constitute a larger percentage of COR and result in a higher COR as a percentage of revenues on a comparable basis.
     On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services decreased in 2005, compared to the prior year, primarily due to lower revenues in 2005 and currency fluctuations in the countries in which the Company operates. COR as a percentage of revenues for international Accounts Payable Services was 70.1% for the year ended December 31, 2005 and 67.4% for the prior year.
     During the year ended December 31, 2004, the decrease in COR for domestic Accounts Payable Services was primarily due to lower revenues and a lower COR as a percentage of revenues when compared to the same period of 2003. COR as a percentage of revenues from domestic Accounts Payable Services decreased to 59.7% for the year ended December 31, 2004 compared to 61.8% for the prior year. This improvement in COR as a percentage of revenues was largely driven by cost reductions in the Company’s U.S. Accounts Payable Services operations, where certain strategic business initiatives had been implemented. The Company reduced its headcount in its domestic Accounts Payable Services operations, year over year, by approximately 314 in connection with these initiatives.
     On a dollar basis, cost of revenues for the Company’s international Accounts Payable Services increased during the year ended December 31, 2004 compared to the same period of 2003 primarily due to increases attributable to currency fluctuations in the countries in which the Company operates.
     COR as a percentage of revenues from international Accounts Payable Services for the year ended December 31, 2004 was 67.4%, up from 63.3% in the comparable period of 2003. Although, as a result of decreased revenues, international Accounts Payable Services has experienced a decrease in the variable cost component of COR, international Accounts Payable Services continues to incur certain fixed costs that are a component of COR. As revenues decreased, these fixed costs constituted a larger percentage of COR and resulted in a higher COR as a percentage of revenues on a comparable basis.
     Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. The SG&A support base for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly from period to period based on fluctuations in revenues.
     Accounts Payable Services SG&A for the years ended December 31, 2005, 2004 and 2003 were as follows (in millions):

	2005	2004	2003
Domestic Accounts Payable Services SG&A	$30.9	$39.3	$37.8
International Accounts Payable Services SG&A	28.5	29.4	26.4

Total Accounts Payable Services SG&A	$59.4	$68.7	$64.2

     The decrease in SG&A expenses for the year ended December 31, 2005 for the Company’s domestic Accounts Payable Services operations, when compared to the same period of 2004, was primarily a result of the Company’s 2005 operational restructuring plan.
     The decrease in SG&A expenses, on a dollar basis, for the year ended December 31, 2005 compared to the same period of 2004, for the Company’s international Accounts Payable Services operations resulted primarily from the Company’s 2005 operational restructuring plan.
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
     The increase in SG&A expenses, on a local currency basis, for the year ended December 31, 2004 compared to the year ended December 31, 2003 for international Accounts Payable Services resulted primarily from increased expenses experienced by the Company’s Pacific and Asian operations, partially offset by lower expenses incurred by the Company’s Latin American operations.
Meridian VAT Reclaim
     Meridian’s operating income for the years ended December 31, 2005, 2004 and 2003 was as follows (in millions):

	2005	2004	2003
Revenues	$40.6	$41.4	$40.4
Cost of revenues	27.2	24.2	22.3

Gross margin	13.4	17.2	18.1

Selling, general and administrative expenses	6.6	8.2	6.2
Restructuring expense	0.4	—	—

Operating income	$6.4	$9.0	$11.9

     Revenues. Revenues generated by Meridian decreased by $0.8 million in 2005 when compared to the same period in 2004. Fee income on VAT refunds decreased by $0.6 million in 2005 when compared to 2004 due to the timing of refunds from local VAT authorities. For the year ended December 31, 2005, the exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, to the U.S. dollar, resulted in the increase in revenue of $0.2 million when compared to the similar period of 2004. Meridian has developed new service offerings on a “fee-for-service” basis providing accounts payable and employee expense reimbursement processing for third parties. Revenue from such new “fee-for-service” offerings, unlike revenue from Meridian’s VAT refunds business, is recognized on an accrual basis pursuant to the Company’s revenue recognition policy. The revenue for such fee-for-service business totaled $1.8 million and $1.0 million for the years ended December 31, 2005 and 2004, respectively. There were no revenues generated in 2005 from Transporters VAT Reclaim Limited (“TVR”), Meridian’s joint venture with an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”). Revenues generated from TVR in 2004 were $0.5 million.
     Revenue generated by Meridian increased $1.0 million for the year ended December 31, 2004 when compared to the same period of 2003. A $3.5 million benefit from exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, to the U.S. dollar and a $1.0 million increase in revenues from new clients attributed to initiatives to develop new service offerings were partially offset by decreases in fee income from VAT refunds and TVR fees. Fee income on VAT refunds decreased $1.6 million for the year ended December 31, 2004 when compared to the same period of 2003 because Meridian received an unusually high volume of refunds in the first six months of 2003 from certain European VAT authorities for claims that had been outstanding for an extended period of time. During the first six months of 2003, the tax authorities for various countries paid claims that, in some cases, had been outstanding in excess of two years. The timing of reimbursement of VAT claims by the various European tax authorities with which Meridian files claims can differ significantly by country.
     Also impacting Meridian’s revenues for the year ended December 31, 2004 was a decrease in revenues generated from TVR, Meridian’s joint venture with DKV, an unrelated German concern. Meridian experienced a decrease in TVR revenues of $1.8 million for the year ended December 31, 2004 compared to the year ended December 31, 2003. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. (See Note 13(b) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K).

     Cost of Revenue (COR). COR consists principally of compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. COR for the Company’s Meridian operations is largely fixed and, for the most part, will not vary significantly with changes in revenue.
     For the year ended December 31, 2005 compared to the same period of the prior year, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings and an annual merit increase. COR as a percentage of revenues for the Company’s Meridian operations was 67.0% for the year ended December 31, 2005, compared to 58.5% of revenues for the same period of 2004. The increase in COR as a percentage of revenues for Meridian was due to increased payroll costs as a result of higher head count related to new service offerings.
     For the year ended December 31, 2004 compared to the year ended December 31, 2003, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings. For the years ended December 31, 2004 and 2003, Meridian’s COR as a percentage of revenues was 58.5% and 55.2%, respectively. The increase in COR as a percentage of revenues for Meridian was the result of the slight increase in revenues for the year ended December 31, 2004 compared to the same period of 2003 as discussed above combined with increased COR on a dollar basis.
     Selling, General & Administration (SG&A). Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly from period to period based on fluctuations in revenues.
     On a dollar basis, Meridian’s SG&A for the year ended December 31, 2005 compared to 2004, decreased primarily due to non-recurring professional services fees incurred in 2004 related to the Company’s Sarbanes-Oxley Act of 2002 compliance initiative.
     On a dollar basis, the increase in Meridian’s SG&A for the year ended December 31, 2004 compared to 2003 was primarily the result of increased payroll and professional fees incurred in 2004 relating to new business development and non-recurring professional services fees incurred in 2004 relating to the Company’s Sarbanes-Oxley Act of 2002 compliance initiative.
Corporate Support
     Selling General & Administration (SG&A). Corporate Support SG&A expenses include the expenses of sales and marketing activities, information technology services, the corporate data center, human resources, legal, accounting, treasury, administration, foreign currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the years ended December 31, 2005, 2004 and 2003 (in millions):

	2005	2004	2003
Selling, general and administrative expenses	$45.4	$47.5	$53.0
     The decrease in SG&A for corporate support for the year ended December 31, 2005 compared to the same period in the prior year, on a dollar basis, was primarily the result of the Company’s 2005 operational restructuring plan. In addition, during fiscal year 2005 the Company recorded a $3.9 million severance charge for the departure of Messrs. Cook and Toma. This compares to a charge of $1.4 million recorded in 2004 for Messrs. Cook and Toma’s retirement benefits.
     The period-over-period improvement in SG&A for corporate support for the year ended December 31, 2004 compared to the same period of 2003, on a dollar basis, was primarily the result of a decrease in outside consultancy costs and expenditures for severance costs as compared to 2003. This period-over-period decrease was partially offset by an increase in expenses related to the Company’s strategic business initiatives and expenses related to an offer to settle a preference claim in a client bankruptcy, as well as costs relating to the Company’s Sarbanes-Oxley Act of 2002 compliance initiative. Also partially offsetting the year over year decrease was a severance payment made to the Company’s former chief financial officer during the first quarter of 2004.
Restructuring Expense
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1% respectively).
     The restructuring expense for the years ended December 31, 2005, 2004 and 2003 was as follows (in millions):

	2005	2004	2003
Restructuring expense	$11.6	—	—
     On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees. Annualized savings from the restructuring plan are estimated to be approximately $42.2 million. Almost all of these savings are being realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff is being directly impacted by the reductions resulting from this plan. The Company successfully implemented the plan and for the year ended December 31, 2005 recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to Statements of Financial Accounting Standards (“SFAS”) No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $2.0 million and $10.0 million in the three and twelve months ended December 31, 2005, respectively. Severance amounting to $2.8 million had been paid as of December 31, 2005. As of February 28, 2006, additional severance of $1.2 million had been paid and the majority of the remaining severance is expected to be paid out during the remainder of 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.
Discontinued Operations
     During the fourth quarter of 2005, the Company declared its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company’s Consolidated Financial Statements included in Item 8. of this Form 10-K have been reclassified to reflect these businesses as discontinued operations for all periods presented.
     On January 11, 2006, the Company consummated the sale of Channel Revenue. Channel Revenue was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respective to Channel Revenue. The Company recognized a gain on disposal of approximately $0.3 million.
     During 2005, 2004, and 2003 the Company recognized net earnings (loss) from discontinued operations of $(2.7) million, $(1.4) million and $1.1 million, respectively, net of income tax effects. During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. The Company recognized a gain on disposal of approximately $8.3 million, net of tax expense of approximately $5.5 million. The Company recognized an additional $0.5 million gain on sale during 2005 related to this transaction.
     On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement pursuant to which the Company paid a total of 3.4 million Euros on January 3, 2005 ($4.7 million at January 3, 2005 exchange rates), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized an expense of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Settlement Agreement terminates all contractual relationships between the Parties and specifies that the Parties will renounce all complaints, grievances and other actions.
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
Other Items
     Debt Issuance Costs. In connection with the Company’s completed financial restructuring and related transactions, the Company expects to incur professional fees and other transaction costs of approximately $9 million which will be capitalized and then amortized over the term of the new indebtedness.
     Net Interest Expense. Net interest expense was $8.4 million, $8.5 million and $8.9 million for the years ended December 31, 2005, 2004 and 2003, respectively (net of interest income of $0.5 million, $0.6 million and $0.6 million, respectively). The Company’s interest expense for the years ended December 31, 2005 and 2004 was comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the Company’s prior senior credit facility. The interest expense for 2005 as compared to 2004 was favorable by $0.1 million due to lower interest on borrowings outstanding under Company’s prior senior credit facility. The decrease in interest expense for 2004 compared to 2003 was also due to lower interest on borrowings outstanding under the Company’s prior senior credit facility.
     Net interest expense will increase significantly as a result of the Company’s recently completed financial restructuring. The exchange of the convertible notes due November 2006 for the new senior convertible notes and new senior secured notes will result in additional annual interest expense of approximately $5.8 million. The Company has the option to pay interest on the new senior convertible notes in cash or in kind. The Company also expects to incur additional interest expense on its new senior secured credit facility. See Note 8. to the Consolidated Financial Statements included in Item 8. to this Form 10-K.
     Income Tax Expense (Benefit). The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated 0.4%, 12,114% and 17.9% for the years ended December 31, 2005, 2004 and 2003, respectively. The unusual 2005 rate is primarily attributable to the nondeductible portions the impairment charges discussed above and the change in the deferred tax asset valuation allowance. The unusual 2004 rate is primarily attributable to the change in the deferred tax asset valuation allowance.
     As of December 31, 2005, the Company had approximately $88 million of U.S. Federal loss carryforwards available to reduce future taxable income. The majority of the loss carryforwards expire through 2025. Additionally, as of December 31, 2005, the Company had foreign income tax credit carryforwards amounting to $14.3 million, which expire through 2015. If (as is probable) an ownership change were to occur as a result of the conversion of new securities issued in the Company’s recent financial restructuring, there would be a significant annual limitation on the amount of the carryforwards that can be utilized. The annual limitation is equal to the value of the Company at the time of the ownership change multiplied by a long-term tax-exempt rate published by the Internal Revenue Service.
     As a result of the enactment of The American Jobs Creation Act, the Company repatriated approximately $1.8 million of earnings in 2004 that were previously indefinitely reinvested. As a result of this repatriation, the Company recorded additional current income tax expense of approximately $0.7 million during 2004.

Quarterly Results
     The following tables set forth certain unaudited quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2005 and 2004. The information has been derived from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2005 Quarter Ended				2004 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
				(In thousands, except per share data)
Revenues	$75,147	$78,162	$66,415	$72,428	$86,249	$88,742	$83,958	$91,653
Cost of revenues	48,595	50,997	48,057	47,442	55,736	54,536	52,457	54,330

Gross margin	26,552	27,165	18,358	24,986	30,513	34,206	31,501	37,323
Selling, general and administrative expenses	28,578	31,259	27,374	24,228	33,058	33,022	28,235	30,050
Impairment charges	—	—	—	170,375	—	—	—	—
Restructuring expense	—	—	7,922	3,628	—	—	—	—

Operating income (loss)	(2,026)	(4,094)	(16,938)	(173,245)	(2,545)	1,184	3,266	7,273
Interest (expense)	(1,927)	(2,193)	(2,249)	(2,567)	(2,277)	(2,263)	(2,253)	(2,349)
Interest income	117	132	160	136	181	115	120	177

Earnings (loss) from continuing operations before income taxes and discontinued operations	(3,836)	(6,155)	(19,027)	(175,676)	(4,641)	(964)	1,133	5,101
Income tax expense (benefit)	687	412	715	(993)	(1,727)	(339)	474	77,789

Earnings (loss) from continuing operations before discontinued operations	(4,523)	(6,567)	(19,742)	(174,683)	(2,914)	(625)	659	(72,688)
Discontinued operations:
Earnings (loss) from discontinued operations	(592)	275	(1,316)	(1,071)	(680)	(292)	(454)	15
Gain (loss) on disposal of discontinued operations	219	—	260	—	8,441	(1,033)	260	(2,172)

Earnings (loss) from discontinued operations	(373)	275	(1,056)	(1,071)	7,761	(1,325)	(194)	(2,157)

Net earnings (loss)	$(4,896)	$(6,292)	$(20,798)	$(175,754)	$4,847	$(1,950)	$465	$(74,845)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(0.07)	$(0.11)	$(0.32)	$(2.81)	$(0.05)	$(0.01)	$0.01	$(1.18)
Discontinued operations	(0.01)	0.01	(0.02)	(0.02)	0.13	(0.02)	—	(0.03)

Net earnings (loss)	$(0.08)	$(0.10)	$(0.34)	$(2.83)	$0.08	$(0.03)	$0.01	$(1.21)

Liquidity and Capital Resources
     Net cash provided by (used in) operating activities was $(8.0) million, $10.8 million and $27.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in operating activities for the year ended December 31, 2005 was the result of a $(205.5) million loss from continuing operations largely offset by noncash impairment, depreciation and amortization charges of $186.8 million and a $17.7 million reduction in receivable balances. The overall reduction in accounts receivable balances in 2005 is consistent with the declining revenues trend. Cash provided by operations for the year ended December 31, 2004 was primarily attributable to the offset of a loss from continuing operations by a non-cash charge to provide a valuation allowance against the Company’s remaining deferred tax assets as of December 31, 2004, in addition to a release of restricted cash as a result of the Company’s prior senior credit facility. Cash provided by operating activities during the year ended December 31, 2003 was principally influenced by a loss from continuing operations combined with a reduction in accrued payroll and related expenses offset by non-cash impairment charges and an overall decline in accounts receivable balances. The overall change in accrued payroll and related expenses and accounts receivable balances was the result of normal operations.

     Net cash provided by (used in) investing activities was $(5.4) million, $(11.5) million and $(11.7) million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in investing activities for all three years was attributable to capital expenditures net of proceeds from sales.
     Net cash provided by (used in) in financing activities was $14.9 million, $(31.3) million and $(6.9) million for the years ended December 31, 2005, 2004 and 2003, respectively. The net cash provided by financing activities during the year ended December 31, 2005 related primarily to net borrowings on the Company’s revolving credit facility and $10 million bridge loan. Net cash used in financing activities during the year ended December 31, 2004 related primarily to repayment of amounts outstanding under the Company’s previous senior credit facility. Net cash used in financing activities during the year ended December 31, 2003 related primarily to the repurchase of treasury shares on the open market.
     Net cash provided by (used in) discontinued operations was $(1.9) million, $17.1 million and $0.9 million during the years ended December 31, 2005, 2004 and 2003, respectively. Cash used in discontinued operations during the year ended December 31, 2005 was primarily the result of net operating losses on the four business units classified as held for sale during the fourth quarter of 2005 offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash provided by discontinued operations during 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004 and net operating losses on the four business units classified as held for sale during the fourth quarter of 2005 offset by proceeds of $19.1 million from the sale of the remaining Communications Services business in January 2004. Cash provided by discontinued operations during 2003 was the result of earnings generated from discontinued operations combined with the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001.
     Contractual Obligations and Other Commitments
     As discussed in Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2005 is as follows:

	Payments Due by Period
		(in thousands)
		Less			More
		Than		3-5	Than
	Total	1 Year	1-3 Years	Years	5 Years
Leases	$53,153	$8,630	$13,121	$9,762	$21,640
Convertible notes (1)	125,000	125,000	—	—	—
Interest on convertible notes (1)	5,938	5,938	—	—	—
Previous Senior Credit Facility (2)	6,800	6,800	—	—	—
Bridge Loan (2)	10,000	10,000	—	—	—
Restructuring severance	7,142	7,142	—	—	—
Payments to Messrs. Cook and Toma (3)	8,138	2,686	4,660	97	695

Total	$216,171	$166,196	$17,781	$9,859	$22,335

(1)	On March 17, 2006, approximately 99.6% of the Company’s Convertible Notes due November 2006 and accrued interest thereon were exchanged for new securities – see Financial Restructuring below.

(2)	The Company’s previous senior credit facility and Bridge Loan were repaid on March 17, 2006 and replaced by the Company’s new Senior Secured Credit Facility – see Financial Restructuring and New Senior Indebtedness below.

(3)	In connection with the Company’s financial restructuring, required payments to Messrs. Cook and Toma were revised – see Executive Severance Payments below.

Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its then existing convertible notes, and to improve the Company’s liquidity. The restructuring was successfully completed on March 17, 2006.
     Pursuant to the financial restructuring, the Company exchanged for $124.5 million of its existing convertible notes due November 2006 (and $1.8 million of accrued interest thereon) the following new securities: $51.6 million of new senior notes, $59.8 million of new senior convertible notes that may be converted into shares of a new Series B convertible stock and /or common stock, upon satisfaction of certain conditions, and new series A convertible preferred stock having a liquidation preference of $14.9 million. Concurrently with closing the exchange offer, the Company also refinanced its senior indebtedness.
     Transaction Costs of Financial Restructuring, Including Exchange Offer
     The Company’s financial advisor, Rothschild, was compensated with a monthly retainer of $0.1 million in addition to a fee of $1.6 million. In addition, the Company incurred significant legal fees as part of the financial restructuring. The Company paid certain expenses of the Ad Hoc Committee of noteholders, including a monthly retainer of $0.1 million to the Committee’s financial advisor. The Company is also obligated to pay the Ad Hoc Committee’s legal fees and financial advisory fees of approximately $1.0 million. In total, the Company incurred approximately $9.0 million of transaction costs, including legal and financial advisory fees, in connection with the exchange offer and the financial restructuring.
     $10 Million Bridge Loan
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements provided for a term loan to PRG-Schultz USA Inc., a wholly owned subsidiary of the Company (the “Borrower”), in an aggregate principal amount of $10 million that matures on the earlier of the closing of the Company’s restructuring of its debt or August 15, 2006 (the “Bridge Loan”). This loan was also repaid and replaced by the new credit facility.
     The Blum Entities are beneficial owners of the Company’s common stock and the new securities issued in the Company’s recent financial restructuring, and they have the right to designate a member of the Company’s Board of Directors and to have an observer present at all Board meetings. The Petrus Entities are also beneficial owners of the Company’s common stock and the new securities issued in the restructuring. The Petrus Entities and Blum Capital Partners L.P. served on the Ad Hoc Committee of holders of the Company’s convertible notes due November 2006.
     New Senior Indebtedness
     The Company’s prior senior credit facility with Bank of America (the “Lender”) provided for revolving credit loans up to a maximum amount of $30.0 million, limited by the Company’s accounts receivable balances. The prior senior credit facility provided for the availability of letters of credit subject to a $10.0 million sub-limit. The prior senior credit facility was retired and replaced by a new senior secured credit facility on March 17, 2006, in connection with the closing of the exchange offer.
     As a part of its financial restructuring, the Company entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which is being syndicated to the Company’s prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of holders of the Company’s convertible notes due November 2006, with the right to designate one member of the Company’s Board of Directors, and together with its affiliates, the Company’s largest shareholder. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.
     PRG-Schultz USA, Inc., a direct wholly-owned subsidiary, is the primary borrower under the new senior secured credit facility, and it and each of the Company’s other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The Company’s, the borrower’s and all of the Company’s other subsidiaries’ obligations under the new senior secured credit facility are secured by liens on substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries).
     The new senior secured credit facility will expire on the fourth anniversary of the closing of the exchange offering. The term loan under the new senior secured credit facility will amortize with quarterly payments beginning on the first anniversary of the closing date of $250,000 per quarter for the second year of the facility, and $500,000 per quarter for the third and fourth years of the facility, with the balance due at maturity on the fourth anniversary of closing.
     The term loan under the new senior secured credit facility may be repaid at our option at any time; provided that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the 2nd anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of our consolidated excess cash flow (which will be based on an adjusted EBITDA calculation), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.
     The Company’s ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer.
     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on the revolving credit facility of 0.5%. The new senior secured credit facility also required the payment of the lenders’ commitment fees, closing fees and additional expense reimbursements of approximately $1.0 million at closing.
     The new senior secured credit facility contains customary representations and warranties, covenants and conditions to borrowing. The new senior secured credit facility also contains a number of financial maintenance and restrictive covenants that are customary for a facility of this type, including without limitation (and subject to certain exceptions and qualifications): maximum capital expenditures (to be measured annually); maximum total debt to EBITDA (to be measured quarterly); minimum EBITDA (to be measured quarterly); minimum fixed charge coverage ratio (to be measured quarterly); provision of financial statements and other customary reporting; notices of litigation, defaults and un-matured defaults with respect to material agreements; compliance with laws, permits and licenses; inspection of properties, books and records; maintenance of insurance; limitations with respect to liens and encumbrances, dividends and retirement of capital stock, guarantees, sale and lease back transactions, consolidations and mergers, investments, capital expenditures, loans and advances, and indebtedness; compliance with pension, environmental and other laws, operating and capitalized leases, and limitations on transactions with affiliates and prepayment of other indebtedness.
     The new senior secured credit facility contains customary events of default, including non-payment of principal, interest or fees, inaccuracy of representations or warranties in any material respect, failure to comply with covenants, cross-default to certain other indebtedness, loss of lien perfection or priority, material judgments, bankruptcy events and change of ownership or control.

Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. Charges of $3.9 million, $1.4 million and $2.3 million had been accrued in 2005, 2004 and 2003 and prior years, respectively, related to these retirement obligations. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. Both the original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80.
Bankruptcy Litigation
     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust (“PCT”) in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT’s claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT’s claims in the proceeding. In early December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer and the litigation is ongoing.
Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an operational restructuring plan, necessitated by the Company’s declining revenue trend during 2003, 2004, and 2005 as the Company’s selling, general and administrative expenses continued to increase as a percentage of revenue during those same periods (33.6%, 35.5% and 38.1%, respectively). The operational restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.
     On September 30, 2005, the Company’s Board of Directors approved the completed operational restructuring plan and authorized implementation of the plan. The Company expects the operational restructuring plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company recorded an $11.6 million charge related to the operational restructuring. Of this amount, $10.0 million was for severance pay and benefits costs pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Severance payments amounting to $2.8 million have been paid as of December 31, 2005, and the majority of the remaining severance is expected to be paid out in 2006. The remaining $1.6 million of the $11.6 million related to early termination of operating leases and impairment of leasehold improvements. Included in the $1.6 million was $1.2 million of early lease termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

been paid and the majority of the remaining severance is expected to be paid out during the remainder of 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.
     French Taxation Services Settlement
     On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) pursuant to which the Company paid a total of 3.4 million Euros on January 3, 2005 ($4.7 million at January 3, 2005 exchange rates), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During the fourth quarter of 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for those claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.
     Contingent Obligation to Repay Industrial Development Authority of Ireland Grant
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.6 million at September 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, then the grants are repayable in full. Meridian currently employs 229 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2005 included in Item 8. of this Form 10-K does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, the Company will recognize an expense at that time.
Possible Limitation on Tax Loss and Credit Carryforwards
     We have substantial tax loss and credit carryforwards for U.S. federal income tax purposes. As a result of the implementation of the exchange offer or certain changes in the composition of our shareholder population it is likely that our ability to use such carryforwards (and certain other tax benefits) to offset future income or tax liability will be severely limited. Based on our current projections, such a limitation would significantly increase our projected future tax liability if combined with the elimination of interest deductions with respect to the new senior convertible notes issued in the exchange offer.
Liquidity Position
     The Company had outstanding borrowings of $6.8 million under the prior senior credit facility and $10.0 million outstanding under the Bridge Loan at December 31, 2005. Additionally, the Company had letters of credit of $0.4 million outstanding at December 31, 2005. As of December 31, 2005, the Company had cash and cash equivalents of $11.8 million and approximately $14.2 million of calculated additional availability for borrowings under the prior senior credit facility for revolving loans, of which up to $9.6 million was available for letters of credit. As of March 17, 2006, there were borrowings of $25.0 million outstanding under the term loan portion of the new senior credit facility. As of March 17, 2006, the Company had $15.0 million available for revolving loans under the new senior credit facility and no borrowings under the revolver portion of the new credit facility.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months; however, current projections reflect that the Company’s core accounts payable business will continue to decline and the Company’s new senior secured credit facility requires the Company to comply with specific financial ratios and other performance covenants. Therefore, the Company must successfully implement management’s cost reduction plan and grow its other business lines in order to stabilize and increase revenues and improve profitability.
New Accounting Standards
     SFAS No. 123(R). In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The provisions of SFAS No. 123(R) are effective for the Company as of January 1, 2006.
     For periods prior to January 1, 2006, the Company could elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123(R) (see Note 1(o) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K for pro forma disclosures).
     On December 15, 2005, the Company’s Compensation Committee authorized the immediate vesting of all unvested time-vesting options that had option prices that were out of the money as of such date (the “underwater” stock options). This action accelerated the vesting of 2,367,616 options of the 10,874,418 options outstanding as of November 30, 2005. The accelerated options had option prices that ranged from $3.16 per share to $17.25 per share and a weighted average option price per share of $4.97. The optionees whose options were accelerated included, among others, David Cole, the non-executive Chairman of the Board (150,000 options) and the following executive officers: James McCurry (500,000 options), James Moylan (375,000 options) and James Benjamin (75,000 options).
     The Board’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company’s adoption of SFAS No. 123(R). The impact of this Statement on the Company based on currently outstanding stock option grants is not expected to be material. Any impact on the Company of this Statement with respect to any future equity awards cannot be estimated at this time.
     SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not believe adoption of SFAS No. 154 will have a material effect on its results of operations, financial position or cash flows.

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
     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2005, we had fixed-rate convertible notes outstanding with a principal amount of $125.0 million which bore interest at 4 3/4% per annum and a $10.0 million fixed-rate Bridge Loan which bore interest at 12% per annum. At December 31, 2005, we had $6.8 million of variable-rate debt outstanding. A hypothetical 100 basis point change in interest rates on variable-rate debt during the twelve months ended December 31, 2005 would have resulted in approximately a $0.1 million change in pre-tax income. As of March 17, 2006, there were borrowings of $25.0 million outstanding under the term loan portion of the Company’s new senior credit facility. As of March 17, 2006, the Company had $15.0 million available for revolving loans under the new senior credit facility and no borrowings under the revolver portion of the new credit facility. The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.3 million change in pre-tax income. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in pre-tax income.
     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of December 31, 2005. See Note 1(f) of Notes to Consolidated Financial Statements included in Item 8. of this Form 10-K.

ITEM 8.      Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PRG-Schultz International, Inc.:
We have audited the accompanying consolidated balance sheets of PRG-Schultz International, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has substantial debt obligations and, during 2005, it was required to enter into a forbearance agreement to obtain covenant relief. The Company has incurred significant losses in each of the years in the three-year period ended December 31, 2005 and has a shareholders' deficit of $102.4 million at December 31, 2005. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company's ability to return to profitability, to complete planned restructuring activities and to generate positive cash flows from operations, as well as maintaining credit facilities adequate to conduct its business. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Atlanta, Georgia
March 17, 2006

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues	$292,152	$350,602	$367,380

Cost of revenues	195,091	217,059	225,938

Gross margin	97,061	133,543	141,442

Selling, general and administrative expenses	111,439	124,365	123,424
Impairment charges (Notes 1(i) and 7)	170,375	—	206,923
Restructuring expense (Note 16)	11,550	—	—

Operating income (loss)	(196,303)	9,178	(188,905)
Interest expense	(8,936)	(9,142)	(9,520)
Interest income	545	593	572

Earnings (loss) from continuing operations before income taxes and discontinued operations	(204,694)	629	(197,853)
Income taxes (Note 10)	821	76,197	(35,362)

Earnings (loss) from continuing operations before discontinued operations	(205,515)	(75,568)	(162,491)
Discontinued operations (Note 2):
Earnings (loss) from discontinued operations, net of income tax expense (benefit) of $(1,080) and $795 in 2004 and 2003, respectively	(2,704)	(1,411)	1,143
Gain on disposal of discontinued operations, net of income tax expense of $5,722 and $354 in 2004 and 2003, respectively	479	5,496	530

Earnings (loss) from discontinued operations	(2,225)	4,085	1,673

Net earnings (loss)	$(207,740)	$(71,483)	$(160,818)

Basic and diluted earnings (loss) per share (Note 6):
Earnings (loss) from continuing operations before discontinued operations	$(3.31)	$(1.23)	$(2.63)
Discontinued operations	(0.04)	0.07	0.03

Net earnings (loss)	$(3.35)	$(1.16)	$(2.60)

Weighted-average shares outstanding (Note 6):
Basic and diluted	62,012	61,760	61,751

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2004
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$11,848	$12,596
Restricted cash (Note 13(d))	3,096	120
Receivables:
Contract receivables, less allowances of $2,717 in 2005 and $2,254 in 2004:
Billed	43,591	58,775
Unbilled	9,608	11,932

	53,199	70,707
Employee advances and miscellaneous receivables, less allowances of $2,974 in 2005 and $3,333 in 2004	2,737	3,490

Total receivables	55,936	74,197

Funds held for client obligations	32,479	30,920
Prepaid expenses and other current assets	3,113	4,129
Deferred income taxes (Note 10)	67	1,951

Total current assets	106,539	123,913

Property and equipment:
Computer and other equipment	65,575	62,858
Furniture and fixtures	7,744	7,778
Leasehold improvements	8,460	9,312

	81,779	79,948
Less accumulated depreciation and amortization	64,326	53,475

Property and equipment, net	17,453	26,473

Goodwill (Note 7)	4,600	170,684
Intangible assets, less accumulated amortization of $5,453 in 2005 and $4,068 in 2004 (Note 7)	24,447	30,232
Unbilled receivables	2,789	3,464
Deferred income taxes (Note 10)	530	—
Other assets (Note 13(b))	5,704	3,827

	$162,062	$358,593

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Obligations for client payables	32,479	30,920
Accounts payable and accrued expenses	22,362	24,395
Accrued payroll and related expenses	44,031	41,791
Refund liabilities	11,741	14,459
Deferred revenue	4,583	6,466
Convertible notes, net of unamortized discount of $4 in 2005 (Note 8)	466	—

Total current liabilities	115,662	118,031

Convertible notes, net of unamortized discount of $929 in 2005 and $1,714 in 2004 (Note 8)	123,601	123,286
Other debt obligations (Note 8)	16,800	—
Deferred compensation (Note 11)	1,388	2,195
Deferred income taxes (Note 10)	—	4,201
Refund liabilities	1,785	2,198
Other long-term liabilities	5,191	5,098

Total liabilities	264,427	255,009

Shareholders’ equity (deficit) (Notes 8, 12 and 14):
Preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Participating preferred stock, no par value. Authorized 500,000 shares; no shares issued or outstanding in 2005 and 2004	—	—
Common stock, no par value; $.001 stated value per share. Authorized 200,000,000 shares; issued 67,876,832 shares in 2005 and 67,658,656 shares in 2004	68	68
Additional paid-in capital	494,826	493,532
Accumulated deficit	(550,719)	(342,979)
Accumulated other comprehensive income	2,400	1,740
Treasury stock at cost, 5,764,525 shares in 2005 and 2004	(48,710)	(48,710)
Unamortized portion of compensation expense	(230)	(67)

Total shareholders’ equity (deficit)	(102,365)	103,584

Commitments and contingencies (Notes 2, 3, 8, 9, 12 and 13)

	$162,062	$358,593

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

					Accumulated		Unamortized
			Additional		Other		of Portion	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Compensation	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Expense	Equity (Deficit)	Income (Loss)
Balance at December 31, 2002	67,282	$67	$491,894	$(110,678)	$(1,601)	$(41,182)	$(615)	$337,885
Comprehensive loss:
Net loss	—	—	—	(160,818)	—	—	—	(160,818)	$(160,818)
Other comprehensive income-foreign currency translation adjustments	—	—	—	—	2,217	—	—	2,217	2,217

Comprehensive loss	—	—	—	—	—	—	—	—	$(158,601)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $155)	223	—	1,128	—	—	—	—	1,128
Restricted share forfeitures	(15)	—	(144)	—	—	—	144	—
Amortization of expense	—	—	—	—	—	—	246	246
Treasury shares repurchased (1,074 shares)	—	—	—	—	—	(7,528)	—	(7,528)

Balance at December 31, 2003	67,490	67	492,878	(271,496)	616	(48,710)	(225)	173,130
Comprehensive loss:
Net loss	—	—	—	(71,483)	—	—	—	(71,483)	$(71,483)
Other comprehensive income-foreign currency translation adjustments	—	—	—	—	1,124	—	—	1,124	1,124

Comprehensive loss	—	—	—	—	—	—	—	—	$(70,359)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $17)	185	1	808	—	—	—	—	809
Restricted share forfeitures	(16)	—	(154)	—	—	—	154	—
Amortization of expense	—	—	—	—	—	—	4	4

Balance at December 31, 2004	67,659	68	493,532	(342,979)	1,740	(48,710)	(67)	103,584
Comprehensive loss:
Net loss	—	—	—	(207,740)	—	—	—	(207,740)	$(207,740)
Other comprehensive income-foreign currency translation adjustments	—	—	—	—	660	—	—	660	660

Comprehensive loss	—	—	—	—	—	—	—	—	$(207,080)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $1)	171	—	773	—	—	—	—	773
Restricted share forfeitures	(204)	—	(1,029)	—	—	—	1,029	—
Restricted shares retired for payroll taxes	(14)	—	(42)	—	—	—	—	(42)
Restricted share and option awards	265	—	1,592	—	—	—	(1,592)	—
Amortization of expense	—	—	—	—	—	—	400	400

Balance at December 31, 2005	67,877	$68	$494,826	$(550,719)	$2,400	$(48,710)	$(230)	$(102,365)

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
		Revised	Revised
		(Note 1(a))	(Note 1(a))
Cash flows from operating activities:
Net loss	$(207,740)	$(71,483)	$(160,818)
(Earnings) loss from discontinued operations	2,704	1,411	(1,143)
Gain on disposal of discontinued operations	(479)	(5,496)	(530)

Loss from continuing operations	(205,515)	(75,568)	(162,491)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Impairment charges	170,375	—	206,923
Impairment charges included in restructuring	372	—	—
Depreciation and amortization	15,676	17,613	17,278
Amortization of stock and stock option compensation expense	358	4	246
Loss on sale of property, plant and equipment	9	187	258
Deferred income taxes, net of cumulative effect of accounting change	(2,847)	72,845	(38,255)
Income tax benefit relating to stock option exercises	1	17	155
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash securing letter of credit obligation	(3,014)	6,203	(5,758)
Billed Receivables	14,718	(4,121)	16,772
Unbilled Receivables	2,999	(2,188)	1,282
Prepaid expenses and other current assets	908	(1,280)	197
Other assets	(509)	(411)	699
Accounts payable and accrued expenses	(55)	(7,438)	(516)
Accrued payroll and related expenses	3,577	735	(9,872)
Refund liability	(3,131)	3,449	(1,282)
Deferred revenue	(1,195)	1,682	2,111
Deferred compensation benefit	(807)	(1,500)	(316)
Other long-term liabilities	93	587	396

Net cash provided by (used in) operating activities	(7,987)	10,816	27,827

Cash flows from investing activities:
Purchases of property and equipment, net of sale proceeds	(5,374)	(11,520)	(11,672)

Net cash used in investing activities	(5,374)	(11,520)	(11,672)

Cash flows from financing activities:
Net short term borrowings (repayments)	16,800	(31,600)	(290)
Payments for issuance of convertible notes	—	(21)	(12)
Payments for deferred loan costs	(2,648)	(430)	—
Net proceeds from common stock issuances	772	792	973
Purchase of treasury shares	—	—	(7,528)

Net cash provided by (used in) financing activities	14,924	(31,259)	(6,857)

Cash flows from discontinued operations:
Operating cash flows	(2,348)	(1,978)	874
Investing cash flows	473	19,104	(23)

Net cash provided by (used in) discontinued operations	(1,875)	17,126	851

Effect of exchange rates on cash and cash equivalents	(436)	775	1,649

Net change in cash and cash equivalents	(748)	(14,062)	11,798

Cash and cash equivalents at beginning of year	12,596	26,658	14,860

Cash and cash equivalents at end of year	$11,848	$12,596	$26,658

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$6,782	$6,440	$7,283

Cash paid during the year for income taxes, net of refunds received	$2,298	$3,210	$3,409

See accompanying Notes to Consolidated Financial Statements.

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
     The Company currently provides services to clients in over 30 countries.
   Basis of Presentation
     Certain reclassifications have been made to 2004 and 2003 amounts to conform to the presentation in 2005. These reclassifications include the reclassification of the Company’s Channel Revenue, Airline, Japan and South Africa business units as discontinued operations (see Note 2) and the presentation of unbilled receivables and refund liabilities on a gross basis (see Note 1(d)). Also, in 2005 the Company has separately disclosed the operating, investing and financing portions, if any, of the cash flows attributable to its discontinued operations. The 2004 and 2003 consolidated statements of cash flows have been revised accordingly.
     These audited financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern depends upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and where necessary, obtaining financing sources to satisfy the Company’s future obligations. Management’s plans with respect to this matter include reducing the Company’s operating expenses and restructuring the Company’s debt obligations. The Company began implementing a workforce reduction and operational restructuring in 2005 (see Note 16) and refinanced its debt obligations on March 17, 2006 (see Note 8).
   (b) Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.
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
     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT Reclaim business (“Meridian”) and certain international Accounts Payable Services units. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue with respect to which, even though the requirements of the Company’s revenue recognition policy were met, the Company’s customers’ vendors have ultimately rejected the claims underlying the revenue. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund of such amount. Such refunds are recognized by either offsets to amounts otherwise due from clients or by cash refunds. The Company computes the estimate of its refund liabilities primarily based on historical refund data and records such refunds as a reduction of revenue.
     Unbilled receivables are usually contractual and relate to claims for which clients have received economic value. Unbilled receivables arise when a portion of the Company’s fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times a year after completion of the audit period), the unbilled receivable amount is invoiced.
     The unbilled receivable amounts and refund liabilities had previously been reported on a net basis in the Company’s consolidated financial statements. As of December 31, 2005, the Company began to reflect unbilled receivable assets and refund liabilities separately in its consolidated financial statements. Amounts in the Company’s 2004 consolidated balance sheet have been reclassified accordingly. Such change in reporting had no impact on previously reported consolidated results of operations or on net operating cash flows.
     The Company’s Meridian unit along with certain international Accounts Payable Services units, recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing value-added tax (“VAT”) claims and transferred to Meridian’s clients.

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
     At December 31, 2005 and 2004, the Company had cash and cash equivalents of $11.8 million and $12.6 million, respectively, of which cash equivalents represented approximately $1.7 million and $1.6 million, respectively. The Company did not have any cash equivalents at U.S. banks at December 31, 2005. At December 31, 2004, the Company had $0.2 million in cash equivalents at U.S. banks. At December 31, 2005 and 2004, certain of the Company’s international subsidiaries held $1.7 million and $1.4 million, respectively, in temporary investments, the majority of which were at banks in Latin America and the United Kingdom, respectively.
   (f) Derivative Financial Instruments
     As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net operating results, new investments and large foreign currency denominated transactions.
     The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments.
     Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The Company did not have any derivative financial instruments outstanding as of December 31, 2005 and 2004.
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
     In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of internally developed software for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized. During 2003, the Company recorded an impairment of internally developed software of $1.8 million, before income tax benefit of $0.7 million. This pre-tax charge has been included in impairment charges in the Company’s Consolidated Statement of Operations for the year ended December 31, 2003. The Company did not incur any impairment charges related to internally developed software during the years ended December 31, 2005 and 2004.
   (j) Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (see Note 7).
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
   (k) Direct Expenses
     Direct expenses incurred during the course of accounts payable audits and other recovery audit services are typically expensed as incurred. Commission costs related to deferred revenues (see Note 1(d)) are deferred until revenue is recognized.
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
   (m) Foreign Currency
     The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders’ equity (deficit). Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2005, 2004 and 2003, foreign currency gains (losses) included in results of operations were $(0.7) million, $0.5 million, $1.8 million, respectively.
   (n) Earnings Per Share
     The Company applies the provisions of SFAS No.128, Earnings Per Share. Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the sum of (1) the weighted average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities, including the Company’s convertible subordinated note obligations.
   (o) Stock Compensation Plans
     Prior to January 1, 2006, the Company had two stock compensation plans and an employee stock purchase plan (the “Plans”) (see Notes 12 and 14). The Company has also made inducement option grants outside of its stock compensation plans. Prior to January 1, 2006, the Company accounted for the Plans and the inducement option grants under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The options granted under the stock compensation plans generally vest and become fully exercisable on a ratable basis over four or five years of continued employment. In accordance with APB Opinion No. 25 guidance, no compensation expense has been recognized for the Plans or inducement options in the accompanying Consolidated Statements of Operations except for compensation amounts relating to grants of certain restricted stock issued in 2000 and 2005 (see Note 12) and a 2005 stock option grant to a non-employee director (see Note 14). The Company recognizes compensation expense over the indicated vesting periods using the straight-line method for its restricted stock awards. The employee stock purchase plan was terminated as of December 31, 2005.
     Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The following pro forma information has been determined as if the Company had accounted for its employee and director stock options as an operating expense under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004	2003
Risk-free interest rates	4.05%	2.94%	2.73%
Dividend yields	—	—	—
Volatility factor of expected market price	.714	.813	.846
Weighted-average expected life of option	5 years	5 years	5 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting periods.
     The Company’s pro forma information for the years ended December 31, 2005, 2004 and 2003 for continuing and discontinued operations, combined, is as follows (in thousands, except for pro forma net earnings (loss) per share information):

	2005	2004	2003
Numerator for basic and diluted pro forma net earnings (loss) per share:

Net loss before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(207,740)	$(71,483)	$(160,818)

Stock-based compensation expense included in net loss reported	358	4	246

Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $(3,438), $(2,701) and $(4,890) in 2005, 2004 and 2003, respectively	(5,309)	(4,170)	(7,554)

Pro forma net earnings (loss) for purposes of computing basic and diluted pro forma earnings (loss) per share	$(212,691)	$(75,649)	$(168,126)

Pro forma net earnings (loss) per share:
Basic and diluted – as reported	$(3.35)	$(1.16)	$(2.60)

Basic and diluted – pro forma	$(3.43)	$(1.22)	$(2.72)

     The number of employee and director stock options that are dilutive for pro forma purposes may vary from period to period from those under APB No. 25, due to the timing difference in recognition of compensation expense under APB No. 25 compared to SFAS No. 123.
     In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For the years ended December 31, 2005, 2004 and 2003, 16.1 million shares related to the convertible notes due November 2006 were excluded from the computation of pro forma diluted earnings (loss) per share calculated using the treasury stock method, due to their antidilutive effect (see Note 6).
   (p) Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income (loss). Consolidated comprehensive income (loss) for the Company consists of consolidated net earnings (loss) and foreign currency translation adjustments, and is presented in the accompanying Consolidated Statements of Shareholders’ Equity (Deficit).

   (q) New Accounting Standards
   In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share-Based Payment, which requires that all share-based payments to employees, including grants of employee stock options and restricted stock awards, are recognized in the financial statements based on their fair value as determined on the grant date. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The provisions of SFAS No. 123(R) are effective for fiscal years beginning after June 15, 2005 and therefore will be implemented by the Company in the first quarter of 2006. The impact of SFAS No. 123(R) on the Company based on currently outstanding stock option grants is not expected to be material. Any impact on the Company of this Statement with respect to any future equity awards cannot be estimated at this time.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company will adopt this pronouncement beginning in fiscal year 2006 and does not believe adoption of SFAS No. 154 will have a material effect on its results of operations, financial position or cash flows.
(2) DISCONTINUED OPERATIONS
     During the fourth quarter of 2005, the Company declared its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company’s Consolidated Financial Statements have been reclassified to reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented.
     On January 11, 2006, the Company consummated the sale of Channel Revenue. Channel Revenue was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respective to Channel Revenue. The Company recognized a gain on disposal of approximately $0.3 million.
     The South Africa and Japan Accounts Payable Services business units were closed during 2005; the Airline business unit is being held for sale at December 31, 2005.
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
     On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement pursuant to which the Company paid a total of 3.4 million Euros on January 3, 2005 ($4.7 million at January 3, 2005 exchange rates), to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized an expense of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Settlement Agreement terminates all contractual relationships between the Parties and specifies that the Parties will renounce all complaints, grievances and other actions.
     During 2003, the Company recognized a gain on the sale of discontinued operations of approximately $0.5 million, net of tax expense of approximately $0.4 million. This gain represented the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services segment in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of the segment. The Company also recognized a gain on the sale of discontinued operations during the year ended December 31, 2004 of approximately $0.3 million, net of tax expense of approximately $0.2 million and $0.5 million in 2005 related to this transaction.
     Operating results of the discontinued operations are summarized below. The amounts exclude general corporate overhead previously allocated to Communications Services and rent expense allocated to the Airline unit.
     Summarized financial information for the discontinued operations is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)
Revenues	$5,893	$6,386	$25,288
Operating income (loss)	(2,704)	(2,491)	1,938
(3) RELATED PARTY TRANSACTIONS
     In November 2002, the Company relocated its principal executive offices. In conjunction with this relocation, the Company sublet approximately 3,300 square feet of office space to CT Investments, Inc. (“CT Investments”) at a pass through rate equal to the cash cost per square foot paid by the Company under the master lease and the tenant finish in excess of the landlord’s allowance. CT Investments is 90% owned by John M. Cook, the former Chairman of the Board and Chief Executive Officer of the Company, and 10% owned by John M. Toma, the former Vice Chairman of the Company. The Company received sublease payments of approximately $51,000, $44,000 and $39,000 from CT Investments during 2005, 2004 and 2003, respectively. On August 1, 2005, CT Investments vacated the office space, which was subsequently subleased to an independent third party.
     The Company’s Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG (“DKV”) are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited (“TVR”). Since neither owner, acting alone, has a majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes (“VAT”) paid on fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. Revenues earned related to TVR were $0.5 million in 2004 and $2.3 million in 2003. During 2004, Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004 (see Note 13(b)).
     Financial advisory and management services historically have been provided to the Company by one of the Company’s former directors, Mr. Jonathan Golden. Payments for such services to Mr. Golden aggregated $72,000 in 2005, 2004 and 2003, respectively. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that serves as the Company’s principal outside legal counsel. Fees paid to this law firm aggregated $1.3 million in 2005, $1.1 million in 2004 and $0.5 million in 2003. Effective August 31, 2005, Mr. Golden resigned from the Company’s Board of Directors.
     During a portion of 2003, the Company used the services of Flightworks, Inc. (“Flightworks”), a company specializing in aviation charter transportation. Flightworks leased an aircraft used by the Company from CT Aviation Leasing LLC (“CT Aviation Leasing”), a company

100% owned by Mr. Cook, the former Chairman of the Board and Chief Executive Officer of the Company. During 2003, the Company recorded expenses of approximately $0.5 million for the use of CT Aviation Leasing’s plane. Subsequent to October 29, 2003, neither CT Aviation Leasing nor Mr. Cook owned any aircraft utilized by the Company.
     The July 31, 2005 retirements of the Company’s former Chairman of the Board and Chief Executive Officer, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. Charges of $3.9 million, $1.4 million and $2.3 million were recorded in 2005, 2004 and 2003 and prior years, respectively, related to these retirement obligations. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. Both the original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80.
(4) MAJOR CLIENTS
      For the years ended December 31, 2005, 2004, and 2003, the Company’s two largest clients accounted for approximately 13.8%, 13.8%, and 12.7% of total revenues from continuing operations. The Company did not have any clients that individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2005, 2004 and 2003.
(5) OPERATING SEGMENTS AND RELATED INFORMATION
     The Company has two reportable operating segments, Accounts Payable Services and Meridian VAT Reclaim.
  Accounts Payable Services
     The Accounts Payable Services segment consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable services provided to various other types of business entities. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia and Asia.
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
     The Company evaluates the performance of its operating segments based upon revenues and operating income (loss). The Company does not have any inter-segment revenues. Segment information for continuing operations for the years ended December 31, 2005, 2004 and 2003 follows (in thousands):

	Accounts	Meridian
	Payable	VAT	Corporate
	Services	Reclaim	Support	Total
2005
Revenues	$251,527	$40,625	$—	$292,152
Impairment charges	170,375	—	—	170,375
Restructuring expense	4,764	383	6,403	11,550
Operating income (loss)	(150,907)	6,358	(51,754)	(196,303)
Total assets	113,330	44,910	3,822	162,062
Capital expenditures	892	492	3,990	5,374
Depreciation and amortization	4,981	864	9,831	15,676

2004
Revenues	$309,234	$41,368	$—	$350,602
Operating income (loss)	47,612	8,987	(47,421)	9,178
Total assets	310,177	41,492	6,924	358,593
Capital expenditures	3,855	462	7,203	11,520
Depreciation and amortization	10,854	889	5,870	17,613

2003
Revenues	$327,007	$40,373	$—	$367,380
Impairment charges	196,900	8,246	1,777	206,923
Operating income (loss)	(137,731)	3,702	(54,876)	(188,905)
Total assets	368,827	45,685	9,774	424,286
Capital expenditures	5,149	396	6,127	11,672
Depreciation and amortization	9,096	1,012	7,170	17,278
     The following table presents revenues by country based on the location of clients served (in thousands):

	2005	2004	2003
United States	$154,279	$204,985	$222,334
United Kingdom	44,082	51,036	52,597
Canada	20,093	21,221	22,250
Ireland	13,084	14,618	15,566
France	13,914	13,674	11,805
Germany	8,375	8,343	10,791
Japan	5,966	5,145	4,218
Mexico	5,722	4,786	4,697
Spain	2,582	3,812	2,932
Brazil	4,674	3,707	3,973
Australia	3,012	2,812	3,974
Other	16,369	16,463	12,243

	$292,152	$350,602	$367,380

     The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2005	2004
United States	$43,943	$219,604
Ireland	3,788	4,294
United Kingdom	2,066	2,915
Australia	281	2,071
Other	2,126	2,332

	$52,204	$231,216

(6) DILUTED EARNINGS (LOSS) PER SHARE
     Due to the antidilutive impact of all potentially dilutive securities, diluted weighted average shares and diluted earnings (loss) per share for all periods presented are the same as basic weighted average shares and basic earnings (loss) per share.
     In 2005, 2004 and 2003, 0.1 million, 5.0 million and 3.9 million stock options, respectively, were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect. Additionally, in 2005, 2004 and 2003, 16.1 million shares related to the convertible notes due November 2006 were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect.
(7) ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS
  (a) Goodwill
     SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. The Company has selected October 1, the first day of its fourth quarter, as its annual assessment date. SFAS No. 142 requires that the Company perform goodwill impairment testing using a prescribed two-step, fair value approach.
     During the fourth quarter of 2003, the Company conducted its long-term strategic planning process for 2004 and future years. This process supported the conclusion that the Company’s 2003 reductions in domestic revenues were not anticipated to reverse during 2004. The completion of the Company’s strategic planning process provided the first clear indication that previous near-term domestic growth projections for Accounts Payable Services were no longer achievable.
     The Company, working with its independent valuation advisors, performed the required annual impairment testing of goodwill in accordance with SFAS No. 142 during the fourth quarter of 2003. The valuation required an estimation of the fair value of the asset being tested. The fair value of the asset being tested was determined, in part, based on the sum of the discounted future cash flows expected to result from its use and eventual disposition. This analysis required the Company to provide its advisors with various financial information including, but not limited to, projected financial results for the next several years. The Company’s revised 2004 and subsequent years’ projections for financial performance, mentioned in the previous paragraph, were incorporated into the calculation of discounted cash flows required for the valuation under SFAS No. 142.
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

     During the fourth quarter of 2004, the Company, working with its independent valuation advisors, performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of goodwill.
     During the fourth quarter of 2005, the Company, working with its independent valuation advisors, performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. The valuation required an estimation of the fair value of the asset being tested. The fair value of the asset being tested was determined, in part, based on the sum of the discounted future cash flows expected to result from its use and eventual disposition. This analysis required the Company to provide its advisors with various financial information including, but not limited to, projected financial results for the next several years. As a result of this testing, the Company concluded that there was a significant impairment of goodwill. The Company recognized a fourth quarter charge of $166.0 million related to the write-down of the Accounts Payable Services segment’s goodwill. The Company’s Accounts Payable Services segment had experienced its third straight year of declines in revenues and gross profit. The continuing downward trend in this segment was the single most important factor leading to the necessity of the impairment charge. This is also what necessitated the initiation of the implementation of the Company’s workforce reduction and restructuring plan in the third quarter of 2005 (see Note 16).
     The following table reconciles goodwill balances by reportable operating segment (in thousands):

	Accounts	Meridian
	Payable	VAT
	Services	Reclaim	Total
Balance at December 31, 2002	$363,587	$8,246	$371,833
Foreign currency translation	932	—	932
SFAS No. 142 goodwill impairment losses	(193,900)	(8,246)	(202,146)

Balance at December 31, 2003	170,619	—	170,619
Foreign currency translation	65	—	65

Balance at December 31, 2004	170,684	—	170,684
Foreign currency translation	(109)	—	(109)
SFAS No. 142 goodwill impairment losses	(165,975)	—	(165,975)

Balance at December 31, 2005	$4,600	$—	$4,600

  (b) Other Intangible Assets
     The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates (“HSA-Texas”). Intangible assets consist of the following at December 31, 2005 and 2004 (in thousands):

Balances at December 31, 2005
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships	20 years	$27,700	$5,453	$22,247

Unamortized intangible assets:
Trade name	Indefinite	$2,200		2,200

Total intangible assets				$24,447

Balances at December 31, 2004
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships	20 years	$27,700	$4,068	$23,632

Unamortized intangible assets:
Trade name	Indefinite	$6,600		6,600

Total intangible assets				$30,232

     The provisions of SFAS No. 142 require that the Company review the carrying value of intangible assets with indefinite useful lives for impairment annually or whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated discounted future cash flows expected to result from its use and eventual disposition. At the time of adoption, the Company selected October 1, the first day of its fourth quarter, as its annual assessment date. During the fourth quarter of 2003, the Company worked with its independent valuation advisors and performed the analysis of its trade name. In relation to the 2003 impairment testing, since the discounted expected future cash flows were determined to be less than the carrying value of the Company’s trade name, an impairment loss of $3.0 million was recognized. This pre-tax charge is equal to the amount by which the carrying value exceeded the fair value of the asset.
     During the fourth quarter of 2004, the Company, working with its independent valuation advisors, performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of its trade name.
     During the fourth quarter of 2005, the Company, working with its independent valuation advisors, performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was an additional $4.4 million impairment of its trade name. Such impairment was attributable to the same factors that necessitated the recognition of the 2005 goodwill impairment charge.
     Intangible assets with definite useful lives are being amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Amortization of intangible assets amounted to $1.4 million, $1.4 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense for each of the next five years is expected to approximate $1.4 million per year.
(8) DEBT AND CONVERTIBLE NOTES
  (a) Senior Credit Facility and Forbearance Agreement
     On November 30, 2004, the Company entered into an amended and restated credit agreement (the “prior senior credit facility”) with Bank of America, N.A. (the “Lender”). The prior senior credit facility provided for revolving credit loans up to a maximum amount of $30.0 million, limited by the Company’s accounts receivable balances and outstanding letters of credit. The prior senior credit facility provided for the availability of letters of credit subject to a $10.0 million sub-limit.
     The Company had $7.2 million of borrowings and letters of credit outstanding under the prior senior credit facility at December 31, 2005. The Company’s borrowing base capacity was $21.4 million at December 31, 2005, which therefore permitted up to $14.6 million of additional borrowings as of that date, of which $9.6 million was available for letters of credit. At December 31, 2005, the Company had three outstanding standby letters of credit totaling $0.4 million (see Note 13(c)). The Company pays a 3.0% per annum fee on the amount of the standby letters of credit. The Company’s weighted average interest rate for 2005 was 6.87% per annum. At December 31, 2004, the Company had no borrowings outstanding, under its then-existing credit facility, with a weighted average interest rate of 4.0% per annum.
     The occurrence of certain stipulated events, as defined in the prior senior credit facility, including but not limited to the Company’s outstanding borrowings exceeding the prescribed borrowing base, or other covenant violations, would have given the Lender the right to require accelerated principal payments. Otherwise, so long as there was no violation of any of the covenants (or any such violations were waived), no principal payments were due until the maturity date on May 26, 2006. The prior senior credit facility was secured by substantially all assets of the

Company. Revolving loans under the prior senior credit facility bore interest at either (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The prior senior credit facility required a fee for committed but unused credit capacity of 0.5% per annum. The prior senior credit facility contained customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as those terms were defined in the prior senior credit facility. These were subsequently replaced with the covenants contained within the Forbearance Agreement, as described in the following paragraph.
     As of December 31, 2005, the Company was not in compliance with all of its financial covenants under the prior senior credit facility. On November 8, 2005, the Company entered into a Forbearance Agreement with the Lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising any right or remedy under the prior senior credit facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arose exclusively as a result of the occurrence of certain acknowledged events of default; however, the Lender did retain its right to prohibit certain payments to the holders of the Company’s 4 3/4% convertible notes (“Convertible Notes”)(see Note 8(c)). In addition to the financial covenant defaults discussed above, the acknowledged events of default included the failure to provide information and documentation regarding certain of the Company’s subsidiaries.
     The Lender also agreed pursuant to the Forbearance Agreement that it would, on any one occasion prior to the termination of the Forbearance Agreement, make a revolving loan under the prior senior credit facility in an amount up to $0.6 million in excess of the borrowing base under the prior senior credit facility, but only to the extent such funds were necessary for general working capital purposes (an “Overadvance”). The Company was required to repay such Overadvance within thirty (30) days thereafter, to the extent that total borrowing under the prior senior credit facility exceeded the borrowing base at that time. The failure of the Company to repay such Overadvance as and when required would constitute an immediate event of default under the prior senior credit facility irrespective of any otherwise applicable grace period.
     In consideration of the Lender’s willingness to enter the Forbearance Agreement, the Company paid the Lender a nonrefundable fee in the amount of $0.1 million and agreed to reimburse certain expenses of the Lender and its counsel. The Company satisfied all of its obligations under the Forbearance Agreement, and replaced the prior senior credit facility with its new senior secured credit facility on March 17, 2006 (see Note 8(e)). In consideration of the willingness of the Lender to enter into the Forbearance Agreement, the Company and its domestic subsidiaries released the Lender and certain of its affiliates from any and all damages and liabilities of whatever kind or nature, known or unknown, relating to or arising under the prior senior credit facility, excluding any ongoing obligations the Lender had pursuant to the prior senior credit facility.
     Any additional defaults under the prior senior credit facility would have allowed the Lender to accelerate payments of any amounts due thereunder. If the Lender accelerated the payment of the outstanding indebtedness under the prior senior credit facility, cross default provisions contained in the indenture governing the Company’s $125 million Convertible Notes, due November 26, 2006, would have allowed either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes to provide the Company with notice of a default under the notes. Failure of the Company to repay the amounts outstanding under the prior senior credit facility within thirty days of the receipt of such notice would have resulted in an event of default under the Convertible Notes. In that event, either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes could have accelerated the payment of all $125 million of the outstanding notes.
     (b) $10 Million Bridge Loan Agreements
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. KG. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements provided for a term loan to a subsidiary of the Company (the “Borrower”) in an aggregate principal amount of $10 million that matured on the earlier of the closing of the Company’s restructuring of its debt or August 15, 2006 (the “Bridge Loan”). The Company guaranteed the repayment of the Bridge Loan and provided collateral to secure such guarantee. The proceeds of the Bridge Loan could be used to finance working capital needs and to pay fees and expenses relating to the Bridge Loan transaction. The Bridge Loan had no scheduled payments, bore interest at 12% per annum, payable monthly, and was secured by a lien on all or substantially all of the assets of the Company, the Borrower and certain of their subsidiaries. The Bridge Loan and the liens securing the Bridge Loan were subordinated to the prior senior credit facility. The Bridge Loan was repaid on March 17, 2006.
     (c) Convertible Notes
     In December 2001, the Company completed a $125.0 million offering of its 4 3/4% Convertible Notes due November 2006. The Company received net proceeds from the offering of approximately $121.1 million, which were used to pay down the Company’s outstanding balance under its then-existing $200.0 million senior bank credit facility.
     The notes were convertible into the Company’s common stock at a conversion price of $7.74 per share which is equal to a conversion rate of 129.1990 shares per $1,000 principal amount of notes, subject to adjustment. The Company could redeem some or all of the notes at any time on or after November 26, 2004 at a redemption price of $1,000 per $1,000 principal amount of notes, plus accrued and unpaid interest, if prior to the redemption date the closing price of the Company’s common stock exceeded 140% of the then conversion price for at least 20 trading days within a period of 30 consecutive days ending on the trading date before the date of mailing of the optional redemption notice.
     At December 31, 2005 and 2004, the Company had convertible notes outstanding of $124.1 million and $123.3 million, net of unamortized discount of $0.9 million and $1.7 million, respectively. Amortization of the discount on convertible notes is included as a component of interest expense as presented in the accompanying Consolidated Statements of Operations.
     On October 19, 2005, the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild Inc., to restructure the Company’s financial obligations, including its obligations under its Convertible Notes, and to improve the Company’s liquidity.
     On December 23, 2005, the Company entered into a Restructuring Support Agreement (the “RSA”) with the then current members of the Ad Hoc Committee of the holders of the Convertible Notes. The five members of the Ad Hoc Committee were Blum Capital Partners L.P., Parkcentral Global Hub Limited, Petrus Securities L.P., Tenor Opportunity Master Fund, Ltd. and Thales Fund Management, LLC (the “Noteholders”).
     The RSA provided that (i) the parties will participate in and support the restructuring transactions described in or contemplated by the Term Sheet including the exchange offer (the “Exchange Offer”); (ii) the Company intends to commence the Exchange Offer as soon as practicable; (iii) the parties will not pursue alternative restructuring transactions, except that the Company may terminate the RSA in the event it receives an unsolicited proposal that is superior to the Exchange Offer and repays the Bridge Loan prior to such termination; (iv) the Company is restricted from selling any of its assets prior to the closing of the Exchange Offer without the prior consent of the Noteholders; and (v) the Noteholders are restricted from selling any of their Convertible Notes to entities that are not parties to the RSA.
     The RSA incorporates the Term Sheet reflecting the terms of the restructuring. The Term Sheet provided that in exchange for the Convertible Notes, the Company would offer the following new securities: $50 million of new senior notes, $60 million of new senior convertible notes, and new series A convertible preferred stock having a liquidation preference of $15 million. In 2011, all the new notes will mature and any shares of the preferred stock remaining outstanding will be redeemed by the Company.

     The material terms of these new securities include:
•	The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

•	The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders, upon satisfaction of certain conditions, (and in certain circumstances, at the option of the Company) into shares of new series B preferred stock having a 10% annual dividend and a liquidation preference equal to the principal amount of notes converted. Dividends on the new series B preferred stock may be paid in cash or in kind, at the option of the Company. Each $1,000 of face amount of such notes is convertible into approximately 2.083 shares of new series B convertible preferred stock; provided that upon the occurrence of certain events, including approval by the shareholders of an amendment to the Company’s Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion, they will be convertible only into common stock at a rate of approximately 1,538 shares per $1,000 principal amount. The new series B preferred stock will be convertible at the option of the holders into shares of common stock at the rate of $0.65 of liquidation preference per share of common stock, subject to certain conditions, including approval by the shareholders of an amendment to the Company’s Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion.

•	The new series A preferred stock has a 9% dividend, payable in cash or in kind, at the option of the Company. The new series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.28405 of liquidation preference per share of common stock.

•	The series A and series B preferred stock votes with the Company’s common stock on most matters requiring shareholder votes. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes. The Company also has the right to redeem the new series A and series B preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

•	Both the new senior notes and the new senior convertible notes will mature on the fifth anniversary of issuance. The new series A and series B preferred stock must be redeemed on the fifth anniversary of issuance.
     (d) Financial Restructuring
     The Company successfully completed its financial restructuring on March 17, 2006, on substantially the terms described above in Note 8(c).
     (e) New Senior Indebtedness
     The prior senior credit facility and the Bridge Loan were retired and replaced by a new senior secured credit facility on March 17, 2006, in connection with the closing of the Company’s Exchange Offer for its Convertible Notes due November 2006.
     As a part of its financial restructuring, the Company entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which is being syndicated to the Company’s prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of holders of the Company’s convertible notes due November 2006, with the right to designate one member of the Company’s Board of Directors, and together with its affiliates, the Company’s largest shareholder. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20.0 million. No borrowings are currently outstanding under the revolving credit facility.

     PRG-Schultz USA, Inc. (the “borrower”), a wholly-owned subsidiary, is the primary borrower under the new senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The Company’s, the borrower’s and all of the Company’s other subsidiaries’ obligations under the new senior secured credit facility are secured by liens on substantially all of its assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries).
     The new senior secured credit facility will expire on the fourth anniversary of the closing of the Exchange Offer. The term loan under the new senior secured credit facility will amortize with quarterly payments beginning on the first anniversary of the closing date of $250,000 per quarter for the second year of the facility, and $500,000 per quarter for the third and fourth years of the facility, with the balance due at maturity on the fourth anniversary of closing.
     The term loan under the new senior secured credit facility may be repaid at the Company’s option at any time; provided, that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the 2nd anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of the Company’s consolidated excess cash flow (which will be based on an adjusted EBITDA calculation), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.
     The Company’s ability to borrow under the revolving credit portion of the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the Exchange Offer.
     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at the Company’s option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at the Company’s option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on the revolving credit facility of 0.5%. The new senior secured credit facility also required the payment of commitment fees, closing fees and additional expense reimbursements of approximately $1.0 million at closing.
     The new senior secured credit facility contains customary representations and warranties, covenants and conditions to borrowing. The new senior secured credit facility also contains a number of financial maintenance and restrictive covenants that are customary for a facility of this type, including without limitation (and subject to certain exceptions and qualifications): maximum capital expenditures (to be measured annually); maximum total debt to EBITDA (to be measured quarterly); minimum EBITDA (to be measured quarterly); minimum fixed charge coverage ratio (to be measured quarterly); provision of financial statements and other customary reporting; notices of litigation, defaults and un-matured defaults with respect to material agreements; compliance with laws, permits and licenses; inspection of properties, books and records; maintenance of insurance; limitations with respect to liens and encumbrances, dividends and retirement of capital stock, guarantees, sale and lease back transactions, consolidations and mergers, investments, capital expenditures, loans and advances, and indebtedness; compliance with pension, environmental and other laws, operating and capitalized leases, and limitations on transactions with affiliates and prepayment of other indebtedness.
     The new senior secured credit facility contains customary events of default, including non-payment of principal, interest or fees, inaccuracy of representations or warranties in any material respect, failure to comply with covenants, cross-default to certain other indebtedness, loss of lien perfection or priority, material judgments, bankruptcy events and change of ownership or control.
     The Company’s Convertible Notes, prior senior credit facility and Bridge Loan were all due in 2006. The Company completed its financial restructuring on March 17, 2006. In accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced, all debt obligations except for $0.5 million of un-exchanged Convertible Notes have been excluded from current liabilities in the accompanying December 31, 2005 Consolidated Balance Sheet and are reported as noncurrent liabilities. Minimum debt payments on the Company’s restructured debt obligations for each of the next five years and thereafter are as follows:

Year Ending December 31,
2006	$470
2007	1,000
2008	2,000
2009	2,000
2010	20,000
Thereafter	110,000

$135,470

(9) LEASE COMMITMENTS
     The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2005, 2004 and 2003, was $11.4 million, $12.5 million and $13.3 million, respectively.
     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $1.2 million, $0.3 million and $1.0 million in 2005, 2004 and 2003, respectively, in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made.
     The Company has entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). In accordance with FASB Technical Bulletin No. 85-3, Accounting for Operating Leases with Scheduled Rent Increases, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the lease terms.
     The future minimum lease payments under noncancelable leases are summarized as follows (in thousands):

Year Ending December 31,
2006	$8,630
2007	7,082
2008	6,039
2009	5,039
2010	4,723
Thereafter	21,640

$53,153

(10) INCOME TAXES
     Income taxes have been provided in accordance with SFAS No. 109, Accounting for Income Taxes. Total income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 was allocated as follows (in thousands):

	2005	2004	2003
Earnings (loss) from continuing operations	$821	$76,197	$(35,362)
Earnings (loss) from discontinued operations	—	(1,080)	795
Gain on disposal of discontinued operations	—	5,722	354
Shareholders’ equity, compensation expense for tax purposes in excess of financial purposes	1	(17)	(155)
Effect of cumulative translation adjustment	2	3	—

	$824	$80,825	$(34,368)

     Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2005, 2004 and 2003 relate to the following jurisdictions (in thousands):

	2005	2004	2003
United States	$(190,095)	$5,910	$(201,777)
Foreign	(14,599)	(5,281)	3,924

	(204,694)	$629	$(197,853)

     The provision for income taxes attributable to continuing operations for the years ended December 31, 2005, 2004 and 2003 consists of the following (in thousands):

	2005	2004	2003
Current:
Federal	$58	$104	$31
State	166	10	3
Foreign	3,444	3,389	4,750

	3,668	3,503	4,784

Deferred:
Federal	(1,553)	42,210	(35,199)
State	(178)	7,976	(4,361)
Foreign	(1,116)	22,508	(586)

	(2,847)	72,694	(40,146)

Total	$821	$76,197	$(35,362)

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax expense (benefit) for earnings (loss) from continuing operations (in thousands):

	2005	2004	2003
Statutory federal income tax rate	$(71,643)	$220	$(69,249)
State income taxes, net of federal benefit	(8)	(506)	(9,905)
Nondeductible goodwill	28,215	—	41,601
Job Creation Act dividend	—	700	—
Change in deferred tax asset valuation allowance	42,358	76,747	4,593
Other, net	1,899	(964)	(2,402)

	$821	$76,197	$(35,362)

     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	2005	2004
Deferred income tax assets:
Accounts payable and accrued expenses	$7,175	$2,306
Accrued payroll and related expenses	8,751	7,637
Deferred compensation	540	864
Depreciation	5,375	4,225
Noncompete agreements	997	1,139
Bad debts	752	953
Foreign operating loss carryforward of foreign subsidiary	4,770	9,576
Foreign tax credit carryforwards	14,347	13,282
Federal operating loss carryforward	30,935	20,047
Intangible assets	52,356	27,241
State operating loss carryforwards	7,556	6,837
Capital loss carryforwards	13,263	12,910
Other	7,913	5,072

Gross deferred tax assets	154,730	112,089
Less valuation allowance	139,612	97,254

Gross deferred tax assets net of valuation allowance	15,118	14,835

Deferred income tax liabilities:
Intangible assets	9,424	12,091
Capitalized software	1,949	2,149
Other	3,148	2,845

Gross deferred tax liabilities	14,521	17,085

Net deferred tax assets (liabilities)	$597	$(2,250)

     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carryback and carryforward periods and the implementation of tax planning strategies.
     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2005, management has determined that based on all available evidence, a valuation allowance of $139.6 million is appropriate.
     As of December 31, 2005, the Company had approximately $88.4 million of U.S. Federal loss carryforwards available to reduce future taxable income. The majority of the loss carryforwards expire through 2025. Additionally, as of December 31, 2005, the Company had foreign income tax credit carryforwards amounting to $14.3 million, which expire through 2015. If substantial changes in the Company’s ownership should occur, there would be a significant annual limitation on the amount of the carryforwards that can be utilized. The annual limitation is equal to the value of the corporation at the time of the ownership change multiplied by a long-term tax-exempt rate published by the Internal Revenue Service. The Company’s Exchange Offer (see Note 8) will likely cause such a limitation to occur.
     As a result of the enactment of The American Jobs Creation Act, the Company repatriated approximately $1.8 million of earnings in 2004 that were previously indefinitely reinvested. As a result of this repatriation, the Company recorded additional current income tax expense of approximately $0.7 million in 2004.
(11) EMPLOYEE BENEFIT PLANS
     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 25% of their compensation, subject to regulatory limitation, and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,750 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.0 million in 2005, $1.1 million in 2004 and $1.4 million in 2003.
     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.1 million, $0.2 million and $0.3 million in 2005, 2004 and 2003, respectively. Net payments related to these deferred compensation arrangements were approximately $1.2 million, $1.5 million and $0.3 million in 2005, 2004 and 2003, respectively.
(12) SHAREHOLDERS’ EQUITY (DEFICIT)
     On September 20, 2002, the Company exercised an option to purchase approximately 1.45 million shares of its common stock from an affiliate of Howard Schultz, a former director of the Company, for approximately $12.68 million.
     On October 24, 2002, the Board authorized the repurchase of up to $50.0 million of the Company’s common shares. During 2003 and 2002, the Company repurchased 1.1 million and 0.8 million shares, respectively, of its outstanding common stock on the open market at a cost of $7.53 million and $7.48 million, respectively. The Company did not purchase any of its outstanding common shares during 2005 or 2004 and does not currently anticipate a resumption of such purchases in the foreseeable future.
     On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans, or affect earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded. At the 2001 annual meeting, the Company’s shareholders approved a resolution recommending redemption of the Rights, as the Rights Plan contained a “continuing directors” provision. In March 2002, a special committee, appointed to consider the matter, recommended to the Board that the Rights Plan be amended to remove the continuing directors provision contingent upon the shareholders approving an amendment to the Company’s Articles of Incorporation providing that directors can only be removed for cause. At the 2002 annual meeting, the shareholders approved the amendment to the Company’s Articles of Incorporation to provide that directors can only be removed for cause, and the Rights Plan was therefore automatically amended to remove the continuing directors provision. Additionally, the shareholders voted against a second proposal to redeem the Rights Plan. During August 2002, the Board approved a one-time and limited exemption to the 15% ownership clause under the Rights Plan to Blum Capital Partners L.P. The Board has amended the Rights Plan to provide that the acquisition of securities in the Exchange Offer will not trigger its provisions.
     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Company issued no preferred stock through December 31, 2005, and has no present intentions to issue any preferred stock, except as discussed below. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.
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
     At December 31, 2005, of the total number of shares granted under the Stock Awards, there were 92,500 shares of this common stock which were no longer forfeitable and for which all restrictions had accordingly been removed and 193,500 shares that had been forfeited. For the years ended December 31, 2005, 2004 and 2003, respectively, the Company recognized $28 thousand, $4 thousand and $246 thousand of compensation expense related to these Stock Awards. Additionally, the Company reduced unamortized compensation expense for forfeitures of the Stock Awards by $39 thousand, $154 thousand and $144 thousand for the years ended December 31, 2005, 2004 and 2003, respectively.
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
     Among the additional benefits, restricted stock awards representing 240,000 shares in the aggregate of the Company’s common stock were granted to six of the Company’s officers in February 2005 and 25,000 shares were granted to a senior management employee in March 2005. The total 265,000 restricted shares granted are subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. As of December 31, 2005, former employees had cumulatively forfeited 200,000 shares of the restricted common stock. Over the remaining life of the restricted stock awards, the Company will recognize $230 thousand in compensation expense before any future forfeitures. The Company recognized $92 thousand of compensation expense related to these Stock Awards in 2005.
(13) COMMITMENTS AND CONTINGENCIES
     (a) Legal Proceedings
     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, the Company’s former Chairman and Chief Executive Officer, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purported to bring this action on behalf of a class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs sought an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendant’s

Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. The Court granted Plaintiffs’ Motion for Class Certification on December 3, 2002.
     On February 8, 2005, the Company entered into a Stipulation of Settlement of the Securities Class Action Litigation. On February 10, 2005, the United States District Court for the Northern District of Georgia, Atlanta Division preliminarily approved the terms of the Settlement. On May 26, 2005, the Court approved the Stipulation of Settlement (“Settlement”) entered into by the Company with the Plaintiff’s counsel, on behalf of all putative class members, pursuant to which it agreed to settle the consolidated class action for $6.75 million, which payment was made by the insurance carrier for the Company.
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On January 24, 2005, the Company received a demand for preference payments due from the trust representing the client. The demand stated that the trust’s calculation of the Company’s preferential payments was approximately $2.9 million. The Company disputed the claim.
     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust (“PCT”) in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT’s claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and the litigation is ongoing.
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
     Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian’s revenues from TVR were $0.5 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively.) As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $1.9 million at December 31, 2005 exchange rates and $2.2 million at December 31, 2004 exchange rates. This investment is included in Other Assets on the Company’s accompanying Consolidated Balance Sheets.
     (c) Bank Guarantee and Standby Letters of Credit
     In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euros ($5.7 million at December 31, 2003 exchange rates). The Guarantee served as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee was secured by amounts on deposit with CCF equal to the amount of the Guarantee. The annual interest rate earned on this money was 1.0% for 2004. On November 30, 2004, the Guarantee was replaced with a standby letter of credit under its prior senior credit facility (see Note 8(a)) in the face amount of 3.5 million Euros ($4.7 million at December 31, 2004 exchange rates).
     On November 30, 2004, the Company also entered into a letter of credit under its prior senior credit facility in the face amount of $0.2 million, bringing the total outstanding to $4.9 million as of December 31, 2004. The current annual interest rate of the letter of credit was 3.0% at December 31, 2005. There were $0.4 million of borrowings outstanding under the letter of credit facility at December 31, 2005. These letters of credit are required by insurers with which the Company maintains policies to provide workers’ compensation and employers’ liability insurance.
     The Guarantee was reduced to 2.5 million Euros and on September 30, 2005 the standby letter of credit was replaced with a 2.5 million Euro ($3.1 million at December 31, 2005 exchange rates) cash deposit with CCF. The annual interest rate earned on this money was 3.0% for 2005.
     (d) Industrial Development Authority Grants
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.6 million at December 31, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 205 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s accompanying Consolidated Statements of Operations do not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.

     (e) Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. Charges of $3.9 million, $1.4 million and $2.3 million had been accrued in 2005, 2004 and 2003 and prior years, respectively, related to these retirement obligations. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80.
     (f) Restructuring Obligations
     The Company is obligated to pay $8.2 million of severance and other costs related to its workforce reduction and restructuring plan (see Note 16).
(14) STOCK OPTION PLANS AND EMPLOYEE STOCK PURCHASE PLAN
     Prior to January 1, 2006, the Company had an employee stock purchase plan and two stock compensation plans: (1) the Stock Incentive Plan and (2) the HSA Acquisition Stock Option Plan.
     The Company’s Stock Incentive Plan, as amended, has authorized the grant of options or other stock based awards, with respect to up to 12,375,000 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through December 31, 2005 have 5-year terms and vest and become fully exercisable on a ratable basis over four or five years of continued employment.
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
     A summary of the Company’s stock option activity and related information for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	7,894,691	$9.27	8,080,175	$10.70	8,071,222	$11.31
Granted	1,368,000	3.66	1,541,000	4.35	1,368,500	7.40
Exercised	(24,900)	3.55	(19,090)	3.59	(223,023)	4.37
Forfeited	(831,998)	7.42	(1,707,394)	11.68	(1,136,524)	12.26

Outstanding at end of year	8,405,793	8.41	7,894,691	9.27	8,080,175	10.70

Exercisable at end of year	8,280,793	8.53	5,296,247	10.44	5,202,996	11.01
Weighted average fair value of options granted during year	$2.24		$2.89		$5.02

     The following table summarizes information about stock options outstanding at December 31, 2005:

	Number	Weighted-	Weighted-	Exercisable
	of Shares	Average	Average	Number	Weighted-
	Subject	Remaining	Exercise	of	Average
Range of Exercise Prices	to Option	Life	Price	Shares	Exercise Price
$0.28 — $3.16	787,500	4.62 years	$2.70	662,500	$3.16
$4.06 — $4.31	979,270	2.37 years	4.20	979,270	4.20
$4.43 — $7.41	3,159,856	2.05 years	6.23	3,159,856	6.23
$8.50 — $11.83	2,628,717	1.08 years	9.65	2,628,717	9.65
$12.00 — $18.88	296,725	2.21 years	15.82	296,725	15.82
$19.16 — $43.69	553,725	3.57 years	26.58	553,725	26.58

	8,405,793	2.13 years	$8.41	8,280,793	$8.53

     The weighted-average remaining contract life of options outstanding at December 31, 2005 was 2.13 years.
     On December 15, 2005, the Company’s Compensation Committee authorized the immediate vesting of all outstanding unvested time-vesting options that have option prices that are out of the money as of such date (the “underwater” stock options). This action accelerated the vesting of 2,412,116 options of the 8,481,418 options outstanding as of November 30, 2005. The accelerated options have option prices that range from $3.16 per share to $17.25 per share and a weighted average option price per share of $4.97. The optionees whose options were accelerated included, among others, David Cole, the non-executive Chairman of the Board (150,000 options) and the following executive officers: James McCurry (500,000 options), James Moylan (375,000 options) and James Benjamin (75,000 options). In accordance with SFAS No. 123, the grant and subsequent vesting of options to Mr. Cole, a non-employee director, resulted in the recognition of 2005 compensation expense of approximately $280 thousand.
     The Board’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company’s adoption of SFAS No. 123(R), Share-Based Payment.
     Effective May 15, 1997, the Company established an employee stock purchase plan (the “Plan”) pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The Plan covered 2,625,000 shares of the Company’s common stock, which could be authorized unissued shares, or shares reacquired through private purchase or purchases on the open market. Under the Plan, employees could contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee’s purchase price was 85 percent of the fair market price on the first business day of the purchase period. The Company was not required to recognize compensation expense related to this Plan. No shares were issued under the plan in 2003. During 2005 and 2004, approximately 146,000 shares and 166,000 shares were issued under the Plan, respectively. Effective December 31, 2005, the Company terminated the Plan.
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts for cash and cash equivalents, receivables, funds held for client obligations, notes payable, short term borrowings, obligations for client payables, accounts payable and accrued expenses, and accrued payroll and related expenses approximate fair value because of the short maturity of these instruments.
     At December 31, 2004, the fair value of the Company’s Convertible Notes was calculated as the discounted present value of future cash flows related to the Convertible Notes using the stated interest rate, which management believed was the approximate rate at which the notes could be refinanced. The estimated fair value of the Company’s Convertible Notes at December 31, 2004 was $124.1 million and the carrying value of the Company’s Convertible Notes at December 31, 2005 and 2004 was $124.1 million and $123.3 million, respectively. Due to the Company’s financial condition and financial restructuring (see Note 8), management determined that it was not practicable to determine the fair value of the Convertible Notes as of December 31, 2005.

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
(16) WORKFORCE REDUCTION AND RESTRUCTURING
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an operational restructuring plan, necessitated by the Company’s declining revenue trend during 2003, 2004, and 2005 as the Company’s selling, general and administrative expenses continued to increase as a percentage of revenue during those same periods (33.6%, 35.5% and 38.1%, respectively). The operational restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.
     On September 30, 2005, the Company’s Board of Directors approved the completed operational restructuring plan and authorized implementation of the plan. The Company expects the operational restructuring plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company recorded an $11.6 million charge related to the operational restructuring. Of this amount, $10.0 million was for severance pay and benefits costs pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Severance payments amounting to $2.8 million have been paid as of December 31, 2005, and the majority of the remaining severance is expected to be paid out in 2006. The remaining $1.6 million of the $11.6 million related to early termination of operating leases and impairment of leasehold improvements. Included in the $1.6 million was $1.2 million of early lease termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.
     The following table summarizes activity associated with the workforce reduction and restructuring liabilities (in thousands) as of December 31, 2005:

	Accounts		Corporate
	Payable	Meridian	Support	Total
Balance as of January 1, 2005	$—	$—	$—	$—
Accruals	4,763	383	6,403	11,549
Cash payments	(1,961)	—	(1,000)	(2,961)
Non cash impairment charges	(235)	—	(137)	(372)

Balance as of December 31, 2005	$2,567	$383	$5,266	$8,216

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A. Controls and Procedures
a) Evaluation of Disclosure Controls and Procedures
     The Company’s management conducted an evaluation, with the participation of its President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, because of material weaknesses in its internal control over financial reporting as of December 31, 2005, as described below.
b) Management’s Annual Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness in internal control over financial reporting is defined by Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2 as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting, because of the existence of material weaknesses, as described below.
Company Level Controls
     The Company identified the following material weaknesses relating to company level controls:
•	The Company’s accounting function lacked personnel with adequate expertise related to accounting for and reporting of the Company’s non-routine transactions and complex accounting matters. This deficiency resulted in material errors in the accounting for the impairment of goodwill and other long-lived assets and in the recognition of employee severance costs. This deficiency also resulted in errors in the recognition of revenue and the recognition of stock compensation expense.

•	The Company had inadequate review controls over account reconciliations and account analyses. This deficiency resulted in errors in the accounting for (i) property and equipment; (ii) current income tax receivables and payables; and (iii) accrued liabilities.

•	The Company’s policies and procedures relating to the financial reporting process did not ensure that financial statements were prepared and reviewed in a timely manner. Specifically, the Company had insufficient (i) review and supervision within the accounting department, and (ii) preparation and review procedures for footnote disclosures accompanying the Company’s financial statements. These deficiencies resulted in misclassifications and insufficient disclosures during the preparation of the Company’s interim and annual financial statements.

•	The Company did not have adequately designed processes and controls regarding communication among the accounting, finance, operations and human resource departments with respect to matters affecting the Company’s financial reporting. This deficiency resulted in errors in the accounting for lease payments, severance, and employee compensation.
     The Company adjusted the financial statements for the errors described above prior to the issuance of the 2005 interim and annual consolidated financial statements.
Revenue Recognition
     The Company identified the following material weaknesses relating to internal controls over revenue recognition:
•	The Company’s review controls were not adequate to ensure consistent application of the Company’s revenue recognition policy. Specifically, review controls over the determination of when our services are considered performed were not designed effectively.

•	The Company’s review procedures to ensure that non-standard terms included in customer agreements are identified and accounted for correctly were not operating effectively.
     These deficiencies resulted in improper revenue recognition, which required adjustments to the interim and annual financial statements.
     The Company adjusted the financial statements for the errors described above prior to the issuance of the 2005 interim and annual consolidated financial statements.
     The Company’s independent registered public accounting firm, KPMG LLP, has issued its attestation report on management’s assessment of the Company’s internal control over financial reporting. The report of KPMG LLP appears in paragraph c) of this Item 9A.
c) Attestation Report of the Registered Public Accounting Firm
The Board of Directors and Shareholders
PRG-Schultz International, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that PRG-Schultz International, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:
The Company identified the following material weaknesses relating to company level controls:
•	The Company’s accounting function lacked personnel with adequate expertise related to accounting for and reporting of the Company’s non-routine transactions and complex accounting matters. This deficiency resulted in material errors in the accounting for the impairment of goodwill and other long-lived assets and in the recognition of employee severance costs. This deficiency also resulted in errors in the recognition of revenue and the recognition of stock compensation expense.

•	The Company had inadequate review controls over account reconciliations and account analyses. This deficiency resulted in errors in the accounting for (i) property and equipment; (ii) current income tax receivables and payables; and (iii) accrued liabilities.

•	The Company’s policies and procedures relating to the financial reporting process did not ensure that financial statements were prepared and reviewed in a timely manner. Specifically, the Company had insufficient (i) review and supervision within the accounting department, and (ii) preparation and review procedures for footnote disclosures accompanying the Company’s financial statements. These deficiencies resulted in misclassifications and insufficient disclosures during the preparation of the Company’s interim and annual financial statements.

•	The Company did not have adequately designed processes and controls regarding communication among the accounting, finance, operations and human resource departments with respect to matters affecting the Company’s financial reporting. This deficiency resulted in errors in the accounting for lease payments, severance, and employee compensation.
The Company identified the following material weaknesses relating to internal controls over revenue recognition:
•	The Company’s review controls were not adequate to ensure consistent application of the Company’s revenue recognition policy. Specifically, review controls over the determination of when the Company’s services are considered performed were not designed effectively.

•	The Company’s review procedures to ensure non-standard terms included in customer agreements are identified and accounted for correctly were not operating effectively.
These deficiencies resulted in improper revenue recognition.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 17, 2006, which expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing an uncertainty about the Company’s ability to continue as a going concern for a reasonable period of time.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
/s/ KPMG LLP
Atlanta, Georgia
March 17, 2006
d) Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.
e) Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
     As noted in Management’s Report on Internal Control over Financial Reporting, management has concluded that the Company lacked a sufficient complement of key senior and staff level accounting and financial personnel possessing competencies commensurate with the Company’s financial reporting requirements. During 2005, primarily related to the potential sale of the Company during the latter part of 2004 and the first seven months of 2005, the Company experienced high levels of employee turnover in key management and staff positions, including certain positions supporting accounting and financial reporting roles. As of December 31, 2005, approximately 35% of the finance staff had been with the Company for less than six months. Management believes the following steps will remedy this material weakness:
•	The Company’s hiring initiative efforts have resulted in the addition of key accounting and finance personnel since December 31, 2005, including, as previously announced, a new Controller and principal accounting officer.

•	The Company plans to establish a formal process for periodic training of accounting and finance personnel.

•	The Company plans to hire accounting and finance personnel who have the demonstrative background and experience appropriate for the respective positions to be filled.

•	Management has implemented regular interdepartmental reviews involving key management to ensure communication of issues with an accounting impact are appropriate and timely communicated.
     Management has also concluded that the Company lacked sufficient controls over ensuring proper revenue recognition. The Company is in the process of reviewing the entire revenue recognition process to determine the cause of the areas of continuing control breakdowns and develop viable long-term solutions. The Company is also reviewing various operational and financial responsibilities in an effort to make this process more efficient and create more preventive controls through out the process. Additionally, the Company has performed a review of all significant customer contracts to ensure that the revenue recognition criteria have been applied correctly. The Company has further instituted new controls by which all new customer contracts or contract amendments are carefully reviewed by qualified finance personnel to ensure proper revenue recognition.
     The aforementioned material weaknesses will not be considered remediated until new processes are fully implemented, operate for a sufficient period of time, and we are confident they are operating effectively.

Management anticipates that the Company will report in our Quarterly Report on Form 10-Q for the first quarter of 2006 that material weaknesses in our internal control over financial reporting continue to exist and that the disclosure controls and procedures are not effective as of March 31, 2006. Management is committed to finalizing its remediation action plan and implementing the necessary enhancements to its accounting department and its policies and procedures to fully remediate the material weaknesses discussed above.
ITEM 9B. Other Information.
     None.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
     The information required with respect to directors is incorporated herein by reference to the information contained in the section captioned “Election of Directors” of our definitive proxy statement (the “Proxy Statement”) for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The information with respect to our audit committee financial expert is incorporated herein by reference to the information contained in the section captioned “Audit Committee” of the Proxy Statement. We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics free of charge from our website, www.prgx.com. The information required with respect to our executive officers is incorporated herein by reference to the information contained in the section captioned “Executive Officers” of the Proxy Statement.
     The information regarding filings under Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement.
ITEM 11. Executive Compensation
     The information required by Item 11 of this Form 10-K is incorporated by reference to the information contained in the section captioned “Executive Compensation” of the Proxy Statement.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by Item 12 of this Form 10-K is incorporated by reference to the information contained in the section captioned “Ownership of Directors, Principal Shareholders and Certain Executive Officers” and the Equity Compensation Plan Information contained in the section captioned “Executive Compensation” of the Proxy Statement.
ITEM 13. Certain Relationships and Related Transactions
     The information required by Item 13 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation - Employment Agreements” and “Certain Transactions” of the Proxy Statement.
ITEM 14. Principal Accountant Fees and Services
     The information required by Item 14 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountants’ Fees and Services” of the Proxy Statement.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of the report
     (1) Consolidated Financial Statements:
          For the following consolidated financial information included herein, see Index on Page 46.
     (2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	S-1
     (3) Exhibits

Exhibit
Number		Description
3.1	—	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

3.2		Amendment to Articles of Incorporation, effective March 16, 2006, as corrected (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2006).

3.3		Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

4.1	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	—	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	—	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

4.4	—	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	—	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.6	—	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.7		Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.8		Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

Exhibit
Number		Description
4.9		Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent.

10.1	—	Employment Agreement dated March 20, 1996 between Registrant and John M. Cook (incorporated by reference to Exhibit 10.4 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).

10.2	—	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

10.3	—	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.4	—	First Amendment, dated March 7, 1997, to Employment Agreement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.5	—	Second Amendment to Employment Agreement, dated September 17, 1997, between The Profit Recovery Group International, I, Inc. and Mr. John M. Cook (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).

10.6	—	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.7	—	Non-qualified Stock Option Agreement between Mr. John M. Cook and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.8	—	Non-qualified Stock Option Agreement between Mr. John M. Toma and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.9	—	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.10	—	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.11	—	Credit Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc. and certain subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of December 31, 2001 (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed January 23, 2002).

10.12	—	Pledge Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.13	—	Security Agreement among The Profit Recovery Group USA, Inc., The Profit Recovery Group International, Inc., certain of the domestic subsidiaries of the Registrant and Bank of America, N.A., dated December 31, 2001 (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.14	—	First Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of February 7, 2002 (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.15	—	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.16	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

Exhibit
Number		Description
10.17	—	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.18	—	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.19	—	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.20	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.21	—	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.22	—	Second Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of August 19, 2002 (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.23	—	Third Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of September 12, 2002 (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.24	—	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.25	—	Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated March 7, 2003 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2003).

10.26	—	Fourth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the several lenders and Bank of America, N.A., dated as of November 12, 2003 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.27	—	Employment Agreement between Registrant and Mr. James L. Benjamin, dated as of October 28, 2002 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.28	—	Form of Employment Agreement between Mr. James E. Moylan, Jr. and Registrant, dated as of March 5, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

10.29	—	Fifth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 4, 2004 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

10.30	—	Sixth Amendment to Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc., each of the domestic subsidiaries of the Registrant, the Lenders party thereto and Bank of America, N.A., dated as of March 25, 2004 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2004).

10.31	—	PRG Schultz International, Inc. 2004 Executive Incentive Plan as approved by shareholders on May 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004).

Exhibit
Number		Description
10.32	—	Waiver to the covenant violations to the Credit Agreement, as amended, dated October 25, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2004).

10.33	—	Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on December 6, 2004).

10.34	—	Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (as modified on December 7, 2004) (incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed on December 13, 2004).

10.35	—	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

10.36	—	Amendment to Employment Agreement and Restrictive Covenant Agreement between Mr. John M. Cook and Registrant dated March 7, 2005. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the quarterly period ended September 30, 2005).

10.37	—	Change of Control and Restrictive Covenant Agreement between Mr. James E. Moylan, Jr. and Registrant dated February 14, 2005.

10.38	—	Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005.

10.39	—	Change of Control and Restrictive Covenant Agreement between Mr. Richard J. Bacon and Registrant dated February 14, 2005.

10.40	—	Change of Control and Restrictive Covenant Agreement between Mr. James L. Benjamin and Registrant dated February 14, 2005.

10.41	—	Summary of compensation arrangements with non-employee directors of the Registrant.

10.42	—	Summary of compensation arrangements with named executive officers of Registrant.

10.43	—	Employment Agreement between Registrant and Mr. Richard J. Bacon, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.44	—	September 11, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.45	—	December 2, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.46	—	May 1, 2004 Amendment to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.47	—	February 2005 Addendum to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the year ended December 31, 2005).

*10.48		Medicare & Medicaid Services Contract dated March 7, 2005 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

*10.49		Stipulation of Settlement dated as of February 8, 2005 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.50		Supplement to Settlement Agreement dated as of February 8, 2005 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.51		Correction to Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March, 31, 2005).

10.52		Employment Agreement between Registrant and Mr. James B. McCurry, dated as of July 25, 2005 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on July 25, 2005).

10.53		Retainer Agreement between Registrant and Mr. David A. Cole, dated as of July 20, 2005 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on July 25, 2005).

10.54		Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

Exhibit
Number		Description
10.55		Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

10.56		Separation and Release Agreement between Registrant and Mr. Richard J. Bacon, dated as of October 25, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.57		Employment Agreement between the Registrant and Peter Limeri entered into on November 11, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 17, 2005).

10.58		Amended and Restated Standstill Agreement, dated as of November 14, 2005, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates, entered into on November 23, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 30, 2005).

10.59		Amendment to Employment Agreement with James B. McCurry dated December 8, 2005.

10.60		Vesting on December 15, 2005 of certain employee stock options outstanding as of November 30, 2005.

10.61		Credit Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P.

10.62		Security Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P.

10.63		Pledge Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P.

10.64		Forbearance Agreement dated December 23, 2005 between Registrant and Bank of America, N.A.

10.65		Amendment to Forbearance Agreement and Credit Agreement with Bank of America, N.A. dated December 23, 2005.

10.66		Restructuring Support Agreement dated December 23, 2005.

10.67		Amendment to Retainer Agreement with David A. Cole dated October 19, 2005.

10.68		Form of Employment Agreement with Larry Robinson dated January 1, 2006.

10.69		Employment Agreement with Brad Roos dated June 1, 2001.

10.70		Form of Expatriate Assignment Agreement with Brad Roos

10.71		Houlihan Lokey Agreement dated October 21, 2005.

10.72		Amendment Letter with Houlihan Lokey dated February 1, 2006.

10.73		Rothschild Inc. Agreement dated as of September 14, 2005.

10.74		Letter Agreement with Rothschild Inc. dated February 1, 2006.

14.1	—	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	—	Subsidiaries of the Registrant.

23.1	—	Consent of KPMG LLP.

31.1	—	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2005.

31.2	—	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2005.

32.1	—	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2005.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

Date: March 23, 2006	By:	/s/ JAMES B. MCCURRY James B. McCurry
President and Chief Executive Officer
(Principal Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JAMES B. MCCURRY James B. McCurry	President, Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2006

/s/ PETER LIMERI Peter Limeri	Executive Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 23, 2006

/s/ ROBERT B. LEE Robert B. Lee	Senior Vice President – Finance and Controller (Principal Accounting Officer)	March 23, 2006

/s/ DAVID A. COLE David A. Cole	Director	March 23, 2006

/s/ GERALD E. DANIELS Gerald E. Daniels	Director	March 23, 2006

/s/ GARTH H. GREIMANN Garth H. Greimann	Director	March 23, 2006

/s/ THOMAS S. ROBERTSON Thomas S. Robertson	Director	March 23, 2006

/s/ JIMMY M. WOODWARD Jimmy M. Woodward	Director	March 23, 2006

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

		Additions	Deductions
	Balance at	Charge to	Credited to	Balance at
	Beginning	Costs and	Accounts	End of
Description	of Year	Expenses	Receivable (1)	Year
2005
Allowance for doubtful accounts receivable	$2,254	1,207	(744)	$2,717
Allowance for doubtful employee advances and miscellaneous receivables	$3,333	540	(899)	$2,974
Deferred tax valuation allowance	$97,254	42,358	—	$139,612
2004
Allowance for doubtful accounts receivable	$3,236	1,312	(2,294)	$2,254
Allowance for doubtful employee advances and miscellaneous receivables	$4,760	2,590	(4,017)	$3,333
Deferred tax valuation allowance	$24,967	72,287	—	$97,254
2003
Allowance for doubtful accounts receivable	$4,937	525	(2,226)	$3,236
Allowance for doubtful employee advances and miscellaneous receivables	$4,188	4,174	(3,602)	$4,760
Deferred tax valuation allowance	$20,374	4,593	—	$24,967

(1)	Write-offs, net of recoveries

S-1