Form 10-K/A
period 2005-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2006-04-28
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

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
Common Stock, No Par Value
Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

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

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

   Common shares of the registrant outstanding as of March 31, 2006 were 62,131,319 including shares held by affiliates of the registrant.

Documents Incorporated by Reference

                     None

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 23, 2006 is being filed to provide additional information required by Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements or any of the other disclosure previously contained in Part I or Part II. Part IV is being amended to add new certifications in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Part III

ITEM 10. Directors and Executive Officers of the Registrant

The Company currently has seven directors who manage the business and affairs of PRG Schultz.

The following tables show information for the current directors and executive officers.

Directors

Name of Director	Age	Term Expires	Service as Director
James B. McCurry, Chairman of the Board of Directors	57	2006	Director Since July 2005; Chairman Since March 2006
Eugene I. Davis (1,2)	51	2006	Since March 2006
Patrick G. Dills(1,2)	52	2007	Since March 2006
N. Colin Lind (3)	50	2007	May 2002 to October 2005 and Since March 2006
Philip J. Mazzilli, Jr.(1)	65	2008	Since March 2006
Steven Rosenberg (3)	48	2006	Since March 2006
David A. Cole (2,3)	63	2008	Since February 2003
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)		Member of the Nominating and Corporate Governance Committee.

Executive Officers

Name of Officer	Age	Period Employed in Current Position
James B. McCurry, Chairman of the Board, President and Chief Executive Officer	57	President and CEO Since July 2005; Chairman Since March 2006
James L. Benjamin, Executive Vice President - U.S. Operations	43	Since October 2002
Peter Limeri, Chief Financial Officer and Treasurer	40	Since February 2006
Derek Adams, Senior Vice President-Information Technology	44	Since January 2006
Victor A. Allums, Senior Vice President and Assistant Secretary	47	Since February 2006
Clinton McKellar, Jr., Senior Vice President, General Counsel and Secretary	59	Since June 1997
Jennifer Moore, Senior Vice President -Human Resources	35	Since September 2005
Larry M. Robinson, Senior Vice President -Canada, Latin America, Asia Pacific	51	Since October 2005
Bradley T. Roos, Senior Vice President - Europe Operations	43	Since June 2005

James B. McCurry was elected President and Chief Executive Officer of the Company in July 2005 and Chairman of the Board of Directors in March 2006. Prior to joining the Company in 2005, Mr. McCurry was with FedEx Kinko’s, a wholly-owned subsidiary of FedEx, from March of 2003 to July of 2005, where he was President of the Printing Division. From May 2001 until March 2003, Mr. McCurry was an independent management consultant. From May 2000 until May 2001, Mr. McCurry was Chief Executive Officer of an e-commerce subsidiary of Fleming Companies, Inc., a retail distribution company. For three years prior to joining Fleming, Mr. McCurry was a partner with Bain & Company, an international management consulting firm. Mr. McCurry is a member of the Board of Directors of Interstate Hotels and Resorts, Inc. (NYSE: IHR).

Eugene I. Davis has served as Chairman and Chief Executive Officer of Pirinate Consulting Group (“PCG”) from its founding in 1999. PCG specializes in crisis and turn-around management, liquidation and sales management and merger and acquisition consulting. From 1998 to 1999, Mr. Davis was the Chief Operating Officer of Total-Tel USA Communications, Inc., an integrated telecommunications provider to small and medium sized businesses. Prior to joining Total-Tel Communications, for six years Mr. Davis served as a director and in several executive roles, including President and Vice Chairman for Emerson Radio Corp., an international distributor of consumer electronics.

Patrick G. Dills is Executive Chairman of the Board of Medical Services Company, a supplier of medical products and pharmacy services to the workers’ compensation industry. Prior to joining Medical Services Company in February 2006, Mr. Dills served from 1988 to 2005 in several executive roles at First Health Group Corp. with his last position being Executive Vice President. He was also President of CCN and Health Net Plus, which were wholly owned subsidiaries of First Health Group Corp., from 2001 to 2005 and 2003 to 2005, respectively. First Health Group is a full service managed health care company providing cost management services to large multi-state payors.

N. Colin Lind has been with Blum Capital Partners L.P. (and its predecessor Richard C. Blum & Associates, Inc.) (“Blum L.P.”), a strategic equity investment firm, since 1986. He is the Managing Partner for Blum L.P., which is responsible for managing approximately $3.6 billion in assets under management. Mr. Lind is on the Board of Kinetic Concepts, Inc., a leading manufacturer and marketer of therapeutic products and related medical devices.

Philip J. Mazzilli, Jr. is a financial and general business consultant. From 2001 to 2003 he was Executive Vice President and Chief Financial Officer of Equifax Corporation, an international provider of consumer credit information and information database management. From 1999 to 2000 he was Executive Vice President and Chief Financial Officer of Nova Corporation, a payment services company. Since 2004, Mr. Mazzilli has served as a director of Delta Apparel, an apparel manufacturer.

Steven Rosenberg is President of SPR Ventures, Inc., a private investment company he founded in 2000. From 1992 to 1997 he was President of the Arrow subsidiary of ConAgra Foods Inc., a packaged food company. He has been a director of Texas Capital Bancshares, Inc., a bank holding company, since 2001.

David A. Cole is Chairman Emeritus of the Board of Kurt Salmon Associates, Inc. (“KSA”), an international management consulting firm serving the retail, consumer products and health care industries and has served in that position since 2001. He was appointed president of KSA in 1983, served as its chief executive officer from 1988 through 1998 and served as its chairman from 1988 to 2001. Mr. Cole currently serves as a director of AMB Property Corporation, a global owner and operator of industrial real estate. Mr. Cole also currently serves on the Dean’s Advisory Council of Goizueta Business School at Emory University.

James L. Benjamin, the Company’s Executive Vice President - U.S Operations, is responsible for all U.S. operations and sales activities. Before joining PRG-Schultz in October 2002, Mr. Benjamin was President of New Jersey-based Com-Pak Services, Inc., a leading innovator in communication packaging services, from February 2001 to October 2001. Prior to Com-Pak, he was President of Curtis 1000, Inc., the printed office products division of American Business Products, from February 1999 to February 2001.

Peter Limeri is Chief Financial Officer and Treasurer of PRG-Schultz. Mr. Limeri served as Chief Restructuring Officer from November 2005 to February 2006. Prior to joining the Company, Mr. Limeri served as Chief Financial Officer and Chief Operating Officer of Nationwide Furniture Inc., a portfolio company of Sun Capital Partners, a private equity firm, from May 2004 to November 2005. Prior to that he served as the Chief Financial Officer at Anderson Press, Inc., a publishing and consumer packaged goods company, from December 1999 to April 2004. Before joining Anderson Press, Inc., he served as Vice President-Finance of Cluett American, where he was part of the team that led that company’s financial restructuring and business turnaround.

Derek Adams, PRG-Schultz’s Senior Vice President - Information Technology is responsible for the Company’s worldwide technology infrastructure and operations. Before joining PRG-Schultz in January 2006, Mr. Adams served as Vice President of Information Technology and Chief Information Officer of Anderson Press, Inc., a publishing and consumer packaged goods company, from January 2003 to January 2006. Prior to Anderson, he spent 11 years with Accenture LLP, a leading worldwide consulting and business process company, where his last position was Associate Partner.

Clinton McKellar, Jr. is the Company’s Senior Vice President, General Counsel and Secretary. Prior to joining the Company in June 1997, Mr. McKellar was Vice President, General Counsel and Secretary for Engraph, Inc., a publicly traded consumer product-packaging manufacturer. He has also served as Deputy General Counsel, First Atlanta Corporation, a publicly traded regional bank holding company.

Jennifer Moore Senior, Vice President - Human Resources, is responsible for the Company’s domestic and international human resource activities. Before joining PRG-Schultz, Ms. Moore was Vice President of Human Resources with Howard Schultz & Associates from May 1999 until our acquisition of it in 2002. Ms. Moore joined the Company as Vice President of Human Resources in January 2002. In April 2004, she became Senior Vice President - Human Resources, US Operations. Prior to that, she worked in human resources management in the telecommunications, semi-conductor and mortgage industries

Larry M. Robinson, Senior Vice President - Canada, Latin America, Asia Pacific, is responsible for operations and sales in Canada, Latin America and Asia Pacific. Prior to joining the company, Mr. Robinson held various senior accounting and audit assignments for Sears Canada Inc., one of Canada’s largest retailers. He joined the company in 1992 as General Manager of the Canadian division, and later assumed additional responsibility for the Asia Pacific and Latin America regions.

Bradley T. Roos, Senior Vice President - Europe Operations, is responsible for operations and sales activities throughout Europe. Mr. Roos was elected as the Company’s Executive Vice President - Worldwide Sales and Marketing in February 2003. He joined PRG in February 2000 as Vice President - Business Planning and has held a number of executive offices. Before joining PRG-Schultz, he spent 15 years with The Coca-Cola Company in both the USA and Southeast Asia, holding a series of increasingly responsible positions in business planning, trade promotion development and general management, most recently as vice president and region manager for Vietnam, Cambodia and Laos.

Victor A. Allums is Senior Vice President and Assistant Secretary of PRG-Schultz. Mr. Allums joined the Company in February 2006 and is legal counsel to the Company. For nine years prior to joining the Company, Mr. Allums was Senior Vice President and General Counsel of GE Business Productivity Solutions, a subsidiary of General Electric Capital Corporation. Prior to his tenure with GE, he served as Assistant General Counsel of ALLTEL Information Services Healthcare Division. Mr. Allums began his career with the Atlanta law firm of Troutman Sanders.

Messrs. Davis, Dills, Lind, Mazzilli and Rosenberg were chosen by the remaining members of the Board in consultation with members of the Ad hoc Bondholders Committee formed in connection with the Company’s exchange offer for its convertible notes due 2006, which closed on March 17, 2006, pursuant to an arrangement contained in the restructuring support agreement entered into in furtherance of the exchange offer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s executive officers and directors and persons who beneficially own more than 10 percent of the Company’s stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10 percent beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of copies of forms received by it pursuant to Section 16(a) of the Exchange Act, and written representations from certain reporting persons, the Company believes that with respect to 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10 percent beneficial owners were timely satisfied, except that Mr. John M. Cook filed one late Form 5 which reported five late transactions, Mr. John M. Toma filed one late Form 5 which reported two late transactions, and Mr. J. Carlo Cannell and Cannell Capital LLC each filed one late Form 3 and one late Form 4 which reported 15 late transactions. In addition, J. Carlo Cannell and Cannell Capital LLC did not file a Form 5 with respect to 2005 and the Company has not received a written representation from them that no Form 5 was required.

Audit Committee

The Company’s Audit Committee consists of three independent directors: Messrs. Davis, Dills and Mazzilli. Mr. Mazilli currently serves as Chairman of the Audit Committee, and the Board has determined that he qualifies as an “audit committee financial expert” as such term is defined in Item 401(h) of the Securities and Exchange Commission (“SEC”) Regulation S-K. The Board of Directors has determined that the current Audit Committee members satisfy the independence criteria included in the current listing standards established by the Nasdaq National Market and the SEC for audit committee membership. The Audit Committee has sole authority to retain the Company’s independent auditors and reviews the scope of the Company’s annual audit and the services to be performed for the Company in connection therewith. The Audit Committee also formulates and reviews various Company policies, including those relating to accounting practices and the internal control structure of the Company, and the Company’s procedures for receiving and investigating reports of alleged violations of the Company’s policies and applicable regulations by the Company’s directors, officers and employees. The Audit Committee also reviews and approves related party transactions. The Board has adopted a written Audit Committee Charter which is available at the Company’s website address: www.prgx.com.

Code of Ethics

Our Code of Ethics for Senior Financial officers sets out ethical standards to which our chief executive officer, chief financial officer and chief accounting officer must adhere. You may obtain a copy of this Code of Ethics free of charge from our website, www.prgx.com, by clicking “Investor Relations” and then “Corporate Governance.”

ITEM 11.   Executive Compensation

The following table sets forth the compensation paid or accrued by the Company to the Chief Executive Officer, the other four most highly paid executive officers of the Company in 2005 who were executive officers at December 31, 2005, as well as John M. Cook, the Company’s previous Chief Executive Officer, John M. Toma, the Company’s previous Vice Chairman and Richard A. Bacon, previous Executive Vice President, International Operations. The information presented is for the years ended December 31, 2005, 2004 and 2003.

Summary Compensation Table

		Annual Compensation (1)			Long-Term Compensation Awards
		Salary (2)	Bonus (3)	Other Annual Compensation (4)	Restricted Stock Awards (5)	Securities Underlying Options (6)	All Other Compensation (7)
Name and Principal Position	Year	($)	($)	($)	($)	(#)	($)

James B. McCurry Chairman, President and Chief Executive Officer (8)	2005	211,538	154,808	—	—	2,000,000	15,800

James E. Moylan, Jr. Former Executive Vice President - Finance, Chief Financial Officer, Treasurer (9)	2005 2004	375,000 300,000	— 60,000	— —	— —	— 500,000	— —

Larry Robinson - Senior Vice President Asia Pacific, Latin America and Canada	2005 2004 2003	366,691 348,836 271,602	55,032 60,372 33,289	— — —	— — —	7,500 7,500 7,500	135,515 — —

Bradley T. Roos Senior Vice President - Europe (10)	2005 2004 2003	305,058 254,712 226,385	— 32,747 25,000	71,225 193,969 37,806	123,750 — —	19,000 25,000 25,000	430,689 195,861 1,750

James L. Benjamin Executive Vice President - US Operations	2005 2004 2003	299,981 300,000 289,423	— 40,000 25,000	— — —	198,000 — —	— 50,000 50,000	1,750 1,750 1,750

John M. Cook Former Chairman, Chief Executive Officer and President	2005 2004 2003	360,479 600,000 565,385	— 220,000 375,000	$53,411 75,492 96,258	— — —	— — 200,000	5,517,307 12,360 8,564

John M. Toma Former Vice Chairman	2005 2004 2003	282,948 400,000 400,000	— 40,000 25,000	— — —	— — —	— 25,000 —	1,502,304 759,459 66,750

Richard J. Bacon Former Executive Vice President - International Operations (11)	2005 2004 2003	259,438 352,533 111,122	— 40,000 20,000	27,789 152,346 —	198,000 — —	— 75,000 50,000	329,085 — —

Footnotes

1)
The compensation described in this table does not include medical, group life insurance or other benefits received by the Named Executive Officers which are available generally to all salaried employees of the Company, and certain perquisites and other personal benefits, securities or property received by certain of the Named Executive Officers where the aggregate of such perquisites did not exceed the lesser of $50,000 or 10% of the Named Executive Officer’s aggregate salary and bonus. For Mr. Robinson, his compensation was converted from CAD to USD at the following exchange rates: December 31, 2005 at .861, December 31, 2004 at .832, December 31, 2003 at .771.

(2)	Includes contributions made by the Named Executive Officers to the Company’s 401(k) Plan during the years presented.

(3)
For 2005, Mr. McCurry received a bonus of $154,808 in accordance with the terms of his employment agreement and Mr. Robinson received a bonus of $55,032 pursuant to the 2005 Management Incentive Plan. For 2004, the bonus awards for the following Named Executive Officers include special discretionary bonuses in the following amounts: Mr. Cook - $220,000, Mr. Moylan - $60,000, Mr. Bacon - $40,000, Mr. Benjamin - $40,000 and Mr. Toma - $40,000. For 2004, Mr. Robinson and Mr. Roos were paid bonuses of $60,372 and $32,747, respectively, based on the 2004 Management Incentive Plan. For 2003, the bonus awards for the following Named Executive Officers include special discretionary bonuses in the following amounts: Mr. Cook - $375,000, Mr. Toma - $25,000, Mr. Benjamin - $25,000, Mr. Roos - $25,000 and Mr. Bacon - $20,000. Mr. Robinson was paid a bonus of $33,289 for 2003 based on the 2003 Management Incentive Plan.

(4)
For Messrs. Roos and Bacon in 2005, includes $17,500 and $11,250 respectively for annual car allowance. For Messrs. Roos and Bacon in 2004, includes $15,000 and $15,000 respectively, for annual car allowance. For Mr. Roos in 2003, includes $8,000 for annual car allowance. For Mr. Roos includes reimbursement of relocation expenses of $53,725 in 2005, $178,969 in 2004 and 29,806 in 2003. For Mr. Cook in 2005 and 2004, respectively, includes $17,500 and $30,000 annual car allowance and $18,772 and $30,507 for the incremental cost of use of Company chartered aircraft for personal use. For Mr. Cook in 2003, includes $64,350 for the incremental value of Company-provided aircraft. The Company also reimbursed as a business expense Mr. Cook’s use of private and commercial aircraft that was primarily business related and as to which the Company has no incremental cost with respect to any non-business use. For Mr. Bacon, includes $15,819 in 2005 for relocation expenses and $115,551 in 2004 for relocation expenses (including reimbursement of real estate brokerage commission on the sale of his former residence). For Mr. Roos in 2005, does not include $184,361 (converted at a December 31, 2005 exchange rate of $1.723 per pound) paid on Mr. Roos’ behalf in 2006 for U.K. tax liability, for the period January 2005 through April 5, 2006.

(5)
Mr. Benjamin and Mr. Bacon were each granted 40,000 shares of restricted stock in 2005 and Mr. Roos was granted 25,000 shares of restricted stock in 2005. All of the shares were valued at $4.95 on their grant dates and rights to the shares vest ratably over 3 years. Mr. Bacon’s restricted shares were cancelled in connection with his termination from the Company. At December 31, 2005, Mr. Benjamin owned 40,000 restricted shares valued at $24,400 and Mr. Roos owned 25,000 restricted shares valued at $15,250. Such shares are eligible for dividends on the same basis as all other outstanding common shares.

(6)
Mr. McCurry's options were granted in two tranches, the first of which, pertaining to 500,000 shares, vested in December 2005. The second tranche is subject to specific performance criteria and becomes exercisable in three tiers of 500,000 shares each, as follows: Tier 1 will become exercisable at any time after July 29, 2006, if the closing market price per share of the Company's Common Stock is $4.50 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 will become exercisable at any time after July 29, 2007, if the closing market price per share of the Company's Common Stock is $6.50 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 will become exercisable at any time after July 29, 2008, if the closing market price per share of the Company's Common Stock is $8.00 or higher for 45 consecutive trading days after July 29, 2008. These options expire July 29, 2012 and have an exercise price equal to the closing price of the common stock on NASDAQ on July 29, 2005. The exercise price of all other option grants in 2005 disclosed above was equal to the fair market value of the common stock on the date of grant, measured as the closing price of the common stock on NASDAQ on the business day prior to the date of grant. Each such grant has a five-year term and was vested in December 2005.

(7)	Consists of:

(a)	Annual matching contributions to the Company’s 401(k) Plan made by the Company on behalf of the Named Executive Officers:

401(k) Plan Matching Contributions

	2005	2004	2003
James B. McCurry	—	—	—
James Moylan Jr.	—	1,750	—
Larry Robinson	—	—	—
Brad Roos	1,750	1,750	1,750
James L. Benjamin	1,750	1,750	1,750
John M. Toma	—	1,750	1,750
John M. Cook	—	1,750	1,750
Richard J. Bacon	—	—	—

(b)	Withdrawal of $135,515 from Mr. Robinson’s deferred compensation plan.

(c) Mr. Cook’s All Other Compensation in 2005 includes $5,515,423 for severance payments to be paid monthly over  the next five years. It excludes the currently indeterminable reimbursements Mr. Cook will receive under the terms  of his Separation Agreement, beginning on or about February 1, 2007, for the cost of health insurance for Mr. Cook  and his spouse (not to exceed $25,000 annually, subject to adjustment based on changes in the Consumer Price  Index with 2002 as a base year), continuing until each reaches the age of 80. Mr. Cook’s All Other Compensation  for 2004 includes $10,610 for reimbursement of supplemental life insurance premiums.

(d) Mr. Toma’s All Other Compensation in 2005 includes severance payments of $1,502,304 to be paid monthly over  the next four years. It excludes the currently indeterminable reimbursements Mr. Toma will receive under the terms  of his Separation Agreement, beginning on or about February 1, 2007, for the cost of health insurance for Mr. Toma  and his spouse (not to exceed $20,000 annually, subject to adjustment based on changes in the Consumer Price  Index with 2002 as a base year), continuing until each reaches the age of 80. Mr. Toma’s All Other  Compensation for 2004 includes a withdrawal of $691,251 from his deferred compensation plan.

(e) Mr. Bacon’s All Other Compensation in 2005 includes consulting fees of $81,250 paid after his termination and  severance payments of $246,250 to be paid in 19 bi-weekly installments during 2006.

(f) Mr. McCurry’s All Other Compensation includes $15,000 for reimbursement of professional fees and $800 for  reimbursement of COBRA insurance premiums.

(8)	Mr. McCurry joined the Company in July 2005.

(9)	Mr. Moylan joined the Company in March 2004 and left the Company in February 2006.

(10)
Pursuant to an agreement, Mr. Roos’ salary includes $5,077 for 2005 to compensate for changes in the value of the U.S. dollar against the British pound. Mr. Roos’ salary was also supplemented by $102,532 and $40,003 for education assistance in 2005 and 2004, respectively. He also received $277,405 and $154,108 for housing assistance in 2005 and 2004 respectively. The All Other Compensation column for Mr. Roos in 2005 also includes $31,000 for the value of restricted stock granted in August, 2000 that vested in August, 2005. Mr. Roos’s 2005 All Other Compensation was converted to USD using effective exchange rates for GBP and HKD as of December 31, 2005 and December 31, 2004, respectively. The rates were 1.723 and .1289 at December 31, 2005, respectively and 1.918 and .1286 at December 31, 2004, respectively.

(11)
Pursuant to an agreement that expired December 31, 2004, Mr. Bacon’s salary includes $27,533 for 2005 and $4,872 for 2003 to compensate for changes in the value of the U.S. dollar against the British pound.

Option Grants Table

The following table sets forth certain information regarding options granted to the Named Executive Officers during the year ended December 31, 2005. No stock appreciation rights ("SARs") were granted during 2005.

Stock Option Grants in Last Fiscal Year

	Number of	Percent of			Potential Realizable
	Securities	Total			Value at Assumed
	Underlying	Options	Exercise		Annual Rates of Stock
	Options	Granted to	or Base		Price Appreciation for
	Granted	Employees	Price	Expiration	Option Term
Name	(#)(1)	in 2005	($/Sh)	Date	5%($)	10%($)
James B. McCurry	500,000	15.4%	$3.16	07/29/2012	$643,219	$1,498,973
James B. McCurry (2)	1,500,000	46.3%	3.16	07/29/2012	—	1,498,973
James E. Moylan, Jr.	—	—	—	—	—	—
Larry Robinson	7,500	0.2%	4.95	03/04/2010	10,257	20,514
Bradley T. Roos	15,000	0.5%	4.95	03/04/2010	22,665	45,330
James L. Benjamin	—	—	—	—	—	—
John M. Cook	—	—	—	—	—	—
John M. Toma	—	—	—	—	—	—
Richard J. Bacon	—	—	—	—	—	—

(1) All options are nonqualified options. Unless otherwise footnoted, all options were vested in December 2005 and  have a five year term.

(2) One of two tranches of the option, representing the right to purchase 500,000 shares, was vested in December 2005.  The second tranche, representing the right to purchase 1,500,000 shares is subject to specific performance criteria  and become exercisable in three tiers of 500,000 shares each as follows: Tier 1 will become exercisable at any time  after July 29, 2006, if the closing market price per share of the Company's Common Stock is $4.50 or higher for 45  consecutive trading days after July 29, 2006. Tier 2 will become exercisable at any time after July 29, 2007, if the  closing market price per share of the Company's Common Stock is $6.50 or higher for 45 consecutive trading days  after July 29, 2007. Tier 3 will become exercisable at any time after July 29, 2008, if the closing market price per  share of the Company's Common Stock is $8.00 or higher for 45 consecutive trading days after July 29, 2008. The  options expire July 29, 2012.

Option Exercises in 2005 and Year-End Option Values

None of the Named Executive Officers held or exercised SARs during 2005. The following table sets forth certain information regarding unexercised options held at December 31, 2005 by each of the Named Executive Officers.

Aggregated Option Exercises in 2005 and Option Values at December 31, 2005

	Shares		Number of Securities		Value of Unexercised
	Acquired		Underlying Unexercised		In-the-Money Options at
	on	Value	Options at Fiscal Year-End		Fiscal Year-End
	Exercise	Realized	(#)		($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
James B. McCurry	—	—	500,000	1,500,000	—	—
James E. Moylan Jr.	—	—	500,000	—	—	—
Larry Robinson	—	—	65,500	—	—	—
Bradley T. Roos	—	—	155,000	—	—	—
James L. Benjamin	—	—	150,000	—	—	—
John M. Cook	—	—	625,000	—	—	—
John M. Toma	—	—	325,000	—	—	—
Richard J. Bacon	—	—	125,000	—	—	—

(1) No options held by the Named Executive Officers were In-the-Money at fiscal year-end 2005.

Employment Agreements and Related Matters

The Company has entered into employment agreements with all of its current Named Executives with the terms and conditions described below. Also included herein is a description of severance and related agreements with certain Named Executives who separated from the Company in 2005.

McCurry Employment Agreement

On July 20, 2005 the Company and Mr. McCurry entered into an employment agreement with an effective date of July 25, 2005, as amended on December 8, 2005, and containing the following material terms:

Mr. McCurry will serve as President and Chief Executive Officer of the Company. The Company’s Board of Directors is obligated to nominate him to the Board. Subject to shareholder elections, he will serve on the Board through the time of his employment, with no additional compensation for services as a director. Mr. McCurry's initial salary is $500,000 per year. The Compensation Committee may increase his salary, but may not decrease his salary unless the Company institutes a salary reduction generally applicable to senior executives of the Company. For fiscal year 2006 and thereafter, Mr. McCurry will be eligible to earn an annual performance bonus as follows: upon the achievement of annual "target" performance goals, to be set by the Compensation Committee in advance of each fiscal year, a bonus equal to 70% of his salary, upon the achievement of annual "maximum" performance goals, to be set by the Compensation Committee, a bonus equal to 140% of base salary. If the Company's performance falls between the "target" and "maximum" performance goals, he will receive an amount between 70% and 140% of his salary, according to a formula to be set by the Compensation Committee.  Mr. McCurry is eligible to participate in the Company's standard benefits package, on the same basis as other senior executives of the Company.  Mr. McCurry will be entitled to four weeks of paid vacation per year. The agreement expires on July 25, 2008, subject to automatic renewal for a one-year term unless either party has given the other 30 days' written notice. Mr. McCurry will be entitled to certain severance payments if his employment is terminated: (i) by the Company without Cause, or (ii) by Mr. McCurry for Good Reason. In either instance, Mr. McCurry's severance benefits will be as follows: If his employment terminates within the first 16 months, he will be entitled to a lump sum payment equal to .125 times the number of months he has worked for the Company, further multiplied by his "Average Annual Compensation," as defined in the agreement; provided however, that if such termination within the first 16 month period follows a Change in Control, then Mr. McCurry’s severance payment will be equal to two times his Average Annual Compensation. If Mr. McCurry’s employment terminates more than 16 months following the date of his appointment, his lump sump payment will equal two times his Average Annual Compensation.

Benjamin Employment Agreement

The employment agreement with Mr. Benjamin provides for him to serve as Executive Vice-President - U.S. Operations for the Company at an annual salary of $315,000. Mr. Benjamin is eligible for an annual performance bonus of between 40% and 80% of his base salary under the Company’s Performance Bonus Plan as more particularly described further below under “Performance Bonus Plan.” Mr. Benjamin is eligible to participate in the Company's standard benefits package, on the same basis as other senior executives of the Company.  Mr. Benjamin’s agreement is terminable upon 30 days notice with or without Cause, except that he may terminate without notice for Good Reason, and the Company may terminate without notice for Disability under some circumstances. Upon termination of his employment under certain circumstances, Mr. Benjamin is entitled to receive termination payments. If Mr. Benjamin terminates his employment for Good Reason, or his employment is terminated without Cause, he is entitled to receive a termination payment equal to one year’s base salary, payable bi-weekly over a twelve-month period (in addition to salary plus earned bonus prorated through the date of termination), plus a supplemental amount to cover certain health insurance costs. If Mr. Benjamin’s employment is terminated by death, disability or retirement, he (or his legal representative) will be entitled to salary and bonus for the year of termination, prorated through the date of termination.

Robinson Employment Agreement

The employment agreement with Mr. Robinson provides for him to serve as President - Canada, Latin America and Asia - Pacific at an annual salary of $352,634. Mr. Robinson is eligible for an annual performance bonus of between 45% and 85% of his base salary under the Company’s Performance Bonus Plan as more particularly described further below under “Performance Bonus Plan.” Mr. Robinson is eligible to participate in the Company's standard benefits package, on the same basis as other senior executives of the Company, and is entitled to an annual automobile allowance of $15,899. Mr. Robinson’s agreement is terminable by the Company or Mr. Robinson upon written notice to the other. Upon termination of his employment under certain circumstances, Mr. Robinson is entitled to receive certain termination payments. If Mr. Robinson’s employment is terminated by the Company for reasonable cause or if Mr. Robinson voluntarily resigns, he will receive only his base salary prorated through the date of termination. Upon any termination of Mr. Robinson’s employment by the Company without reasonable cause, and provided he signs a separation and release agreement, he is entitled to receive a termination payment equal to one year’s base salary, payable bi-weekly over a twelve-month period. If Mr. Robinson’s employment is terminated by death, disability or retirement, he (or his legal representative) will be entitled to salary and bonus for the year of termination, prorated through the date of termination.

Roos Employment Agreement

The employment agreement with Mr. Roos provides for him to serve as President - Europe at an annual salary of $280,000. Mr. Roos is eligible for an annual performance bonus of between 40% and 80% of his base salary under the Company’s Performance Bonus Plan as more particularly described further below under “Performance Bonus Plan.” Mr. Roos is eligible to participate in the Company's standard benefits package, on the same basis as other senior executives of the Company. During the period of Mr. Roos’ expatriate assignment in the United Kingdom, he is entitled to the following additional benefits and compensation: (a) housing assistance of $4,308 and a one-time furnishing allowance of $5,000, (b) certain relocation and temporary living expenses, including payment for a one week house-hunting/orientation trip for Mr. Roos and his spouse, reimbursement of temporary living expenses during the move period (not to exceed 30 days), reimbursement (in accordance with the Company’s International Relocation Policy) for expenses incurred in connection with the shipment of personal effects and shipment and storage of certain household goods, and payment of a $5,000 relocation allowance and $2,000 per automobile if sold as part of his relocation to the United Kingdom, (c) reimbursement (in accordance with the Company relocation and travel policy) of the cost of two home leaves per year for Mr. Roos and his family, (d) tax consultation and preparation assistance, (e) $37,000 per year as a “Cost of Living Allowance,” (e) a transportation allowance of $15,000 per year, (f) an education allowance of $28,000 per child per year, plus the cost of bus transportation to school, (g) a $6,000 annual allowance for local club dues, (h) an annual “tax equalization” benefit designed to ensure that Mr. Roos bears a total tax liability approximately equivalent to the tax liabilities he would have incurred if working for the Company in the United States. Upon completion of his assignment in the United Kingdom, the Company will seek to provide a comparable position for Mr. Roos in the United States and will pay the costs associated with the relocation of Mr. Roos and his family back to the United States (including return transportation, temporary housing and tax counseling services). In the event of Mr. Roos’ voluntary resignation from the Company, the Company is not responsible for the costs associated with Mr. Roos’ return to the United States or relocation elsewhere. Mr. Roos’ agreement is terminable by the Company for cause upon written notice, and upon 30 days’ written notice without cause. Upon termination of his employment under certain circumstances, in addition to payment for unused vacation time, Mr. Roos is entitled to receive certain termination payments, subject to his signing a separation agreement and general release. If Mr. Roos’ employment is terminated by the Company for cause or if Mr. Roos voluntarily resigns (excluding retirement), he will receive only his base salary prorated through the date of termination. Upon any termination of Mr. Roos’ employment by the Company without cause, he is entitled to receive a termination payment equal to one year’s base salary, payable bi-weekly over a twelve-month period (in addition to salary plus earned bonus prorated through the date of termination), reduced by compensation from other employment or consulting during the twelve month period following termination. If Mr. Roos’ employment is terminated by death or retirement, he (or his legal representative) will be entitled to salary and bonus for the year of termination, prorated through the date of termination. Upon any termination of Mr. Roos’ employment for disability, he (or his legal representative) will be entitled to salary and bonus for the year of termination, prorated through the date of termination, plus an additional amount not to exceed base salary for 90 days after the termination.

Cook Separation Agreement

The Company and John M. Cook, the Company’s former Chairman of the Board, President and Chief Executive Officer, entered into a Separation and Release Agreement in connection with Mr. Cook’s retirement from the Company in July 2005. The Separation Agreement, as amended, provides for the following monthly payments to Mr. Cook, commencing April, 2006:

Payment No.	Amount Per Payment
1	$275,620.96
2-58	91,873.72
Total	$5,512,423.00

The Separation Agreement also provides that (a) the Company will reimburse Mr. Cook, beginning on or about February 1, 2007, for the cost of health insurance for Mr. Cook and his spouse (not to exceed $25,000 annually, subject to adjustment based on changes in the Consumer Price Index with 2002 as a base year), continuing until each reaches the age of 80, (b) the following Company stock options previously granted to Mr. Cook were forfeited and cancelled: (i) 110,295 shares dated December 31, 1996 with an exercise price of $10.6667 per share, (ii) 129,995 shares dated December 31, 1997 with an exercise price of $11.8333 per share, and (iii) 200,000 shares dated January 24, 2002 with an exercise price of $9.28 per share. The Separation Agreement also contains provisions pertaining to return of Company proprietary information and other property and a mutual release of certain claims. In April 2006, pursuant to the Separation Agreement, as amended (and the Separation Agreement, as amended, with John M. Toma, described immediately below), the Company paid $150,000 in the aggregate to CT Investments, LLC to defray the fees and expenses incurred by Messrs. Cook and Toma for legal and financial advice related to the negotiation of certain amendments to their respective Separation Agreements. The Company’s entering into the amendments to the Separation Agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company's exchange offer restructuring its bondholder debt and the closing on its replacement credit facility, both of which took place on March 17, 2006.

Toma Separation Agreement

The Company and John M. Toma, the Company’s former Vice Chairman, entered into a Separation and Release Agreement in connection with Mr. Toma’s retirement from the Company in July 2005. The Separation Agreement, as amended, provides for the following monthly payments to Mr. Toma, commencing April, 2006:
Payment No.	Amount Per Payment
1	$93,894.00
2-46	31,298.00
Total	$1,502,304.00

The Separation Agreement also provides that (a) the Company will reimburse Mr. Toma, beginning on or about February 1, 2007, for the cost of health insurance for Mr. Toma and his spouse (not to exceed $20,000 annually, subject to adjustment based on changes in the Consumer Price Index with 2002 as a base year), continuing until each reaches the age of 80, (b) Mr. Toma’s restricted stock award of 40,000 shares of Company common stock granted on February 14, 2005 was forfeited and cancelled, and (c) the following Company stock options previously granted to Mr. Toma were forfeited and cancelled: (i) 37,500 shares dated January 27, 1998 with an exercise price of $10.50 per share, and (ii) 100,000 shares dated January 24, 2002 with an exercise price of $9.28 per share. The Separation Agreement also contains provisions pertaining to return of Company proprietary information and other property and a mutual release of certain claims. In April 2006, pursuant to the Separation Agreement, as amended (and the Separation Agreement, as amended, with John M. Cook, described immediately above), the Company paid $150,000 in the aggregate to CT Investments, LLC to defray the fees and expenses incurred by Messrs. Cook and Toma for legal and financial advice related to the negotiation of certain amendments to their respective Separation Agreements. The Company’s entering into the amendments to the Separation Agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company's exchange offer restructuring its bondholder debt and the closing on its replacement credit facility, both of which took place on March 17, 2006.

Bacon Separation Arrangement

In connection with his separation from the Company on October 3, 2005, Mr. Bacon and the Company entered into (a) an Independent Contractor Agreement, and (b) a Release Agreement and Covenant Not to Sue. Under the terms of the Independent Contractor Agreement Mr. Bacon agreed to provide certain services to the Company (as requested by the Company’s Chief Executive Officer or any of his direct reports and relating to the Company’s international business) during the period October 4, 2005 through January 3, 2006. In exchange for such services, the Company paid Mr. Bacon $81,250, plus reimbursement of Mr. Bacon’s expenses incurred in connection with the services and pre-authorized by the Company. The Independent Contractor Agreement with Mr. Bacon also included various other terms typical for such arrangements, such as protections for the Company’s trade secrets and other confidential information and restrictions on Mr. Bacon’s solicitation and hiring of Company personnel. The Release Agreement and Covenant Not to Sue between the Company and Mr. Bacon provides for the payment of $246,250 in 19 equal installments which began on the first regular bi-weekly payroll date after January 3, 2006 and continuing for 18 additional bi-weekly payroll dates thereafter. These payments under the Release Agreement are in lieu of payments otherwise payable to Mr. Bacon under his pre-existing employment agreement, as amended, and his pre-existing Change of Control Agreement with the Company. The Release Agreement also provides for Mr. Bacon to receive certain outplacement services from a third party outplacement firm, reimbursement of certain expenses to be incurred by Mr. Bacon in connection with the repatriation of Mr. Bacon and his spouse back to the United Kingdom (not to exceed $60,000 in the aggregate), payment of certain legal fees and filing fees (not to exceed $7,500) associated with a change in Mr. Bacon’s immigration status, and reimbursement of certain tax return preparation expenses associated with Mr. Bacon’s 2005 and 2006 Federal and Georgia income tax returns. The Release Agreement also contains provisions pertaining to return of Company proprietary information and other property and a mutual release of certain claims.

Moylan Separation Agreement

In connection with his separation from the Company in February, 2006, Mr. Moylan and the Company entered into a Release Agreement and Covenant Not to Sue. The Release Agreement and Covenant Not to Sue provide for the payment to Mr. Moylan of $360,577.92 in 25 equal installments beginning on March 3, 2006. These payments under the Release Agreement are comparable in all material respects to the payments which Mr. Moylan was entitled to receive under his employment agreement, as amended, and his Change of Control Agreement with the Company. The Release Agreement also provides for Mr. Moylan to receive certain outplacement services from a third party outplacement firm and contains provisions pertaining to return of Company proprietary information and other property and a mutual release of certain claims.

Annual Incentive Compensation.

Performance Bonus Plan

The Named Executive Officers have all been granted an opportunity to earn bonuses based on Company performance during 2006, as described below. The bonus amounts depend upon achievement of certain performance measures for the full year. Bonuses are paid annually.

The following are the material terms of the plan:

(i) Participants - Eligibility for participation is based on job grades. Approximately 113 current U.S and international employees (excluding Meridian employees) are eligible for participation, including all the Company’s executive officers.

(ii) Bonus Targets - No bonuses are earned under the plan until the Company’s consolidated 2006 EBITDA before certain charges (adjusted "EBITDA") reaches a specified minimum level. If this threshold is achieved, then all adjusted EBITDA above the threshold will be allocated to a target bonus pool not to exceed the amount equal to the aggregate target bonuses for all participants. If consolidated 2006 adjusted EBITDA exceeds the specified minimum level, plus the aggregate target bonuses for all participants, then 50% of such excess will be allocated to another bonus pool up to a specified maximum amount, and such additional bonus pool will be paid out to plan participants in amounts not to exceed the difference between such participant’s maximum bonus and target bonus amounts.

Proposed Management Incentive Plan

Under the terms of our proposed new Management Incentive Plan (“MIP”), as contemplated by the restructuring support agreement entered into in connection with our successfully completed exchange offer for our convertible notes due 2006, it is anticipated that all of the Named Executive Officers who remain in the employ of the Company will be eligible to receive grants of phantom shares of common stock. Phantom shares representing ten percent of the Company’s outstanding shares of common stock, as adjusted for new issuances, are expected to be reserved for issuance under the MIP, and it is expected that Mr. McCurry will receive at least 40% of the phantom shares available under the MIP. Payouts of vested phantom shares are expected to occur on specified future dates and will be made in cash unless shareholder approval to issue shares of common stock under the MIP is obtained, in which event all phantom shares will be paid out in common stock except for sufficient cash to cover any tax liability associated with the payout.

The Company’s 401(k) Plan

The Company assumed, effective immediately prior to completion of its initial public offering, the 401(k) plan sponsored by a predecessor of the Company. This plan (the “401(k) Plan”) is a tax-qualified retirement plan designed to meet the requirements of Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended. Under the 401(k) Plan, participants may elect to make pre-tax savings deferrals of from 1 percent to 25 percent of their compensation each year, subject to annual limits on such deferrals (e.g., $14,000 in 2005) imposed by the Code. The Company may also in its discretion, on an annual basis, make a matching contribution with respect to a participant’s elective deferrals and/or may make additional Company contributions. The only form of benefit payment under the 401(k) Plan is a single lump-sum payment equal to the vested balance in the participant’s account. Under the 401(k) Plan, the vested portion of a participant’s accrued benefit is payable upon such employee’s termination of employment, attainment of age 59½, retirement, total and permanent disability or death. Participants may also make in-service withdrawals from their pre-tax contributions under the plan for certain specified instances of hardship.

Director Compensation

For 2006 each nonemployee member of the Board is currently paid a $30,000 annual retainer for their service on the Board and any of its committees. Chairs of each of the Compensation Committee and the Nominating and Corporate Governance Committee are paid a supplemental retainer of $6,000 per year. The Chair of the Audit Committee is paid a supplemental retainer of $12,000 per year. Nonemployee Directors also receive an additional $1,500 attendance fee for attendance at Board meetings and the annual meeting of shareholders, and an additional $1,000 attendance fee for attendance at committee meetings of which they are a member. Directors are reimbursed for all out-of-pocket expenses, if any, incurred in attending Board and committee meetings. During 2005 a similar fee schedule was in place for the Board.

In July 2005, Mr. Cole was named the non-executive Chairman of the Board and was assigned additional responsibilities. Upon his appointment and pursuant to a Retainer Agreement entered into with the Company, Mr. Cole received an initial cash retainer fee of $42,000. In addition, until the amendment of the Retainer Agreement in October 2005, he was paid a monthly cash retainer fee of $42,000. Pursuant to the Retainer Agreement, Mr. Cole also received a non-qualified option to purchase 450,000 shares of the common stock of the Company at an exercise price of $3.16 per share, equal to the closing price of the Company's common stock on the Nasdaq National Market on July 29, 2005. The terms of Mr. Cole's option grant are as follows: the time-vesting tranche of his option, representing the right to purchase 150,000 shares, will become exercisable on the earlier of the 2006 annual meeting of shareholders and June 30, 2006, and the performance-vesting tranche, representing the balance of his option, will be exercisable as follows: (a) Tier 1, representing the right to purchase 100,000 shares, will become exercisable at any time after the earlier of the 2006 annual meeting of shareholders and June 30, 2006 (the "2006 Vesting Date"), if the Company attains a specified target Common Stock trading price for 45 consecutive trading days after the 2006 Vesting Date; (b) Tier 2, representing the right to purchase an additional 100,000 shares, will become exercisable at any time after the 2006 Vesting Date, if the Company attains a specified target Common Stock trading price for 45 consecutive trading days after the 2006 Vesting Date; and (c) Tier 3, representing the right to purchase an additional 100,000 shares, will become exercisable at any time after the earlier of the 2007 annual meeting of shareholders and June 30, 2007 (the "2007 Vesting Date"), if the Company attains a specified target Common Stock trading price for 45 consecutive trading days after the 2007 Vesting Date. Unless sooner terminated, the option will expire on July 29, 2012. The Company also reimbursed Mr. Cole $15,000 for his professional fees incurred in connection with the negotiation and execution of the Retainer Agreement. Under the Retainer Agreement prior to its amendment in October 2005, Mr. Cole was not entitled to any Board or committee meeting fees. On October 19, 2005 the Company amended the Retainer Agreement, effective as of October 1, 2005, to reduce the monthly cash retainer fees payable to him to the regular monthly Board retainer of $2,500 and a supplemental monthly retainer of $5,000, and to make him eligible for the attendance fees paid to the other members of the Board of Directors, $1,500 for each meeting of the Board of Directors and $1,000 for each Board committee meeting. Payments to Mr. Cole pursuant to the Retainer Agreement, as amended, ceased on March 30, 2006, when Mr. McCurry was elected Chairman of the Board.

In February 2003, the Board established the position of Presiding Director to oversee meetings of the independent members of the Board and to serve as a special advisor to the Company’s CEO on key strategic issues impacting the Company. The retainer for service in this position was set at $60,000 annually (inclusive of the $30,000 nonemployee director retainer). Because of the larger retainer, the Presiding Director did not receive attendance fees for committee meetings. The Presiding Director was elected by the members of the Board for a term that commenced with the next Annual Meeting of Shareholders and ran to the next following Annual Meeting of Shareholders. Garth A. Greimann served as Presiding Director during 2005 until Mr. Cole’s election as non-executive Chairman, at which time the Presiding Director position was left vacant. Currently, no member of the Board has been designated as Presiding Director.

In February 2005, the Board established a special committee for the purpose of analyzing the Company’s strategic alternatives and to consider, evaluate and approve any such potential alternatives (to the extent permitted by law) or otherwise make recommendations to the Board regarding same. The special committee was comprised of five independent directors, Messrs. Cole, Greimann, Lind, Gerald E. Daniels and Jimmy M. Woodward. Members of this committee were paid a special one-time retainer of $15,000, with the exception of the chairman, Mr. Greimann, who received a special one-time retainer of $20,000. Because of the special retainers, no daily attendance fees were paid for the special committee meetings.

In October 2005, the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company to restructure the Company’s financial obligations and to improve the Company’s liquidity. The members of the Special Restructuring Committee were Messrs. Cole, Greimann, Daniels and Woodward. The Board of Directors also approved a one time special retainer of $15,000 for each member of the Special Restructuring Committee, which was paid in three equal monthly installments commencing November 1, 2005. Because of the special retainers, no attendance fees were paid for the special committee meetings.

In addition to cash compensation, the Board may grant nonqualified stock option grants to the nonemployee directors from time to time. On March 4, 2005, options to purchase 10,000 shares of the Company’s common stock were granted to seven non-employee directors. All of these options have exercise prices equal to the fair market value of the Company’s common stock on the date of grant, are fully vested and have a five-year term. During 2005, Mr. Cole and Thomas S. Robertson were reimbursed for the cost of their individual directors' and officers' liability insurance policies in the amounts $9,000 each. All non-employee directors are entitled to reimbursement of expenses for all services as a director, including committee participation or special assignments. Total special committee fees that were paid in 2005 were $140,000. Jonathan Golden, a former director of the Company, received consulting fees in 2005 in the amount of $36,000.

Compensation Committee Interlocks and Insider Participation

Messrs. Davis, Cole and Dills currently comprise the Compensation Committee. During 2005, Messrs. Daniels and Robertson served on the Committee for the entire year. Mr. Greimann served from January through May and also from October through December of 2005. Mr. Lind served on the Committee from January through October 2005. None of the members of the Compensation Committee had any “interlocks” within the meaning of Item 402(j) of the SEC regulation S-K during fiscal 2005.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents certain information with respect to compensation plans under which equity securities of the registrant are authorized for issuance as of December 31, 2005.

Equity Compensation Plan Information

As of December 31, 2005

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,780,793	$ 8.88	2,607,623
Equity compensation plans not approved by security holders	2,500,000	2.58	—
Total	10,280,793 (1)	$ 7.35	2,607,623

(1) Excludes 207,193 shares to be issued upon exercise of outstanding options granted under the The Profit Recovery Group International, Inc. HSA Acquisition Stock Option Plan ("HSA Plan") in connection with the 2002 acquisition of Howard Schultz and Associates. The outstanding options have a weighted average exercise price of $6.09 per share. No shares remain available for grant under the HSA Plan.

(2)	Includes 235,000 shares available for restricted stock awards.
OWNERSHIP OF DIRECTORS, PRINCIPAL SHAREHOLDERS
AND CERTAIN EXECUTIVE OFFICERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s Series A Convertible Preferred and common stock as of March 31, 2006, by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than 5 percent of the outstanding Series A Convertible Preferred or common stock of the Company; (ii) each director of the Company; (iii) the Named Executive Officers; and (iv) all of the Company’s current directors and executive officers as a group. Except as otherwise indicated in the footnotes to this table, the Company believes that the persons named in this table have sole investment and voting power with respect to all the shares of common stock indicated.

			Common Stock Beneficial Ownership at March 31, 2006 (1)
		Percent of	Beneficial	Certain
	Series A	Series A	Holdings	Shares
	Convertible	Convertible	(Excluding	Subject to		Percent of
	Preferred	Preferred	Options and	Options and	Total	Shares
	Shares	Shares	Convertible	Conversion	Beneficial	Beneficially
Beneficial Owner	Owned	Outstanding	Rights)	Rights (2)	Ownership	Owned
Blum Capital Partners, L.P. (3)	36,006	29.16%	9,287,073	15,212,535	24,499,608	31.68%
909 Montgomery Street, Suite 400
San Francisco, California 94133

Parkcentral Global Hub Limited (4)	23,900	19.35%	—	10,097,750	10,097,750	13.98%
2300 West Plano Parkway
Plano, Texas 75075

Zazove Associates LLC (5)	15,850	12.84%	—	6,696,625	6,696,625	9.73%
1033 Skokie Blvd. Suite 310
Northbrook, IL 60062

Heartland Advisors, Inc. (6)	—	—	5,466,300	—	5,466,300	8.80%
789 North Water Street
Milwaukee, Wisconsin 53202

Berkshire Partners LLC (7)	—	—	4,309,837	78,750	4,388,337	7.05%
One Boston Place
Boston, Massachusetts 02108

James B. McCurry	—	—	—	500,000	500,000	*
Eugene I. Davis	—	—	—	—	—	*
Patrick G. Dills	—	—	—	—	—	*
N. Colin Lind (8)	36,006	29.16%	9,287,073	15,212,535	24,499,608	31.68%
Philip J. Mazzilli, Jr.	—	—	20,000	—	20,000	*
Steven Rosenberg	—	—	—	—		*
David A. Cole	—	—	5,000	190,000	195,000	*
James E. Moylan, Jr.	—	—	—	500,000	500,000	*
Larry Robinson	—	—	4,766	65,500	70,266	*
Bradley T. Roos	—	—	25,000	155,000	180,000	*
James L. Benjamin	—	—	40,000	150,000	190,000	*
John M. Cook	—	—	—	625,000	625,000	1.00%
John M. Toma	—	—	—	325,000	325,000	*
Richard J. Bacon	—	—	—	125,000	125,000	*

All current directors and executive	—	—	—	—	—	—
officers as a group (15 persons)	36,006	29.16%	9,404,361	16,441,021	25,845,382	32.89%

*	Represents holdings of less than one percent.

(1)
Applicable percentage ownership at March 31, 2006 is based upon 62,131,319 shares of common stock outstanding adjusted in the case of certain options and other conversion rights. Shares of common stock subject to options and rights that are currently exercisable or convertible, or will become exercisable or convertible within 60 days of the date of this Form 10-K/A are deemed outstanding for computing the percentage ownership of the person holding such options or rights, but are not deemed outstanding for computing the percentage ownership of any other persons. Beneficial ownership is determined in accordance with the rules of the SEC under which shares are beneficially owned by the person or entity that holds investment and/or voting power.

(2)	Represents shares that may be acquired currently or within 60 days after the date of this Form 10-K/A through the exercise of stock options or upon conversion of Series A Convertible Preferred Stock.

(3)
Certain Shares Subject to Options and Conversion Rights includes an aggregate of 15,212,535 shares the Blum Reporting Persons, as defined below, have the right to acquire upon conversion of Series A Convertible Preferred Stock acquired in March 2006 and excludes 26,589,054 shares potentially convertible from Senior Convertible Notes pending shareholder approval of an increase in the Company’s authorized common stock. Blum Capital Partners, L.P., a California limited partnership (“Blum L.P.”); Richard C. Blum & Associates, Inc., a California corporation (“RCBA Inc.”); Blum Strategic GP, L.L.C., a Delaware limited liability company (“Blum GP”); Blum Strategic GP II, L.L.C., a Delaware limited liability company (“Blum GP II”); Blum Strategic Partners II, L.P., a Delaware limited partnership; Stinson Capital Partners, L.P., a California limited partnership (“Stinson”); Stinson Capital Partners II, L.P., a California limited partnership (“Stinson II”); Stinson Capital Partners (QP), L.P., a Delaware limited partnership (“Stinson QP”); and Richard C. Blum, the Chairman and a substantial shareholder of RCBA Inc. and a managing member of Blum GP and Blum GP II, are referred to herein as the “Blum Reporting Persons.” Blum L.P.’s principal business is acting as a general partner for investment partnerships and providing investment advisory services. Blum L.P. is an investment advisor registered with the Securities and Exchange Commission. The sole general partner of Blum L.P. is RCBA Inc. Blum L.P. is the general partner of Stinson, Stinson II, and Stinson QP. Each of the Blum Reporting Persons reports that it has no shared voting and investment discretion over the shares reported above. Information is based on publicly reported holdings as of the date of the most recently filed amendment to Schedule 13D. Pursuant to an Amended and Restated Standstill Agreement dated as of November 14, 2005, the Blum Reporting Persons have agreed that they shall vote any and all shares of Company common stock owned by them (whether of record, in street name, through a nominee or otherwise) as follows: (a) any and all shares so owned by the Blum Reporting Persons in the aggregate that exceed 15% of the outstanding shares of common stock of the Company on the record date for such vote shall be voted consistently with the recommendations of the Company's Board of Directors on all matters placed before the Company's shareholders, whether at a special or annual meeting, by written consent, or otherwise, and (b) all other shares so owned by the Blum Reporting Persons may be voted in their discretion.

(4)
Certain Shares Subject to Options and Conversion Rights includes an aggregate of 10,097,750 shares the Parkcentral Reporting Persons, as defined below, have the right to acquire upon conversion of Series A Convertible Preferred Stock acquired in March 2006 and excludes 17,320,131 shares potentially convertible from Senior Convertible Notes pending shareholder approval of an increase in the Company’s authorized common stock. Parkcentral Global Hub Limited, a Bermuda limited liability exempted mutual fund company (“Parkcentral Global”), Parkcentral Capital Management, L.P., a Texas limited partnership (“Parkcentral Capital”), Steven Blasnik, Petrus Securities, L.P., a Texas limited partnership (“Petrus”), and Hill Air Company I, LLC, a Delaware limited liability company (“Hill Air”) are referred to herein as the “Parkcentral Reporting Persons.” Parkcentral Capital, a registered investment adviser, acts as an investment adviser to various entities, including Parkcentral Global. Pursuant to a investment advisory agreement between Parkcentral Capital and Parkcentral Global, Parkcentral Capital has voting and investment (including dispositive) power with respect to the Shares owned by Parkcentral Global. Steven Blasnik is the President of Parkcentral Capital. Hill Air is denominated as a general partner of Petrus and has voting and investment (including dispositive) power with respect to the Shares owned by Petrus pursuant to the partnership agreement of Petrus. Steven Blasnik is the President of Hill Air.

(5)
Certain Shares Subject to Options and Conversion Rights includes an aggregate of 6,696,625 shares Zazove Associates, LLC has the right to acquire upon conversion of Series A Convertible Preferred Stock acquired in March 2006 and excludes 11,704,619 shares potentially convertible from Senior Convertible Notes pending shareholder approval of an increase in the Company’s authorized common stock. Zazove Associates, LLC is an employee-owned investment management firm that has been dedicated to the management of convertible securities since 1971.  The firm is registered with the Securities and Exchange Commission as an investment advisor.

(6)	Reporting Person includes Heartland Advisors, Inc. a registered investment adviser and its president, William J. Nasgovitz.

(7)
Current beneficial holdings include 1,959,015 shares owned by Berkshire Fund V, Limited Partnership, a Massachusetts limited partnership (“Fund V”); 2,128,358 shares owned by Berkshire Fund VI, Limited Partnership, a Massachusetts limited partnership (“Fund VI”); and 222,464 shares owned by Berkshire Investors LLC, a Massachusetts limited liability company (“Berkshire Investors”). Certain Shares Subject to Options and Conversion Rights includes a beneficial interest held by Berkshire Partners pursuant to an agreement with Mr. Garth H. Greimann, a former director of the Company and a Managing Director of Berkshire Partners, in 78,750 shares subject to certain vested nonqualified stock options to purchase the common stock of the Company, which were granted to Mr. Greimann in connection with his service as a director of the Company. Fund V, Fund VI, Berkshire Investors and Berkshire Partners (together, the “Berkshire Reporting Persons”) each report sole voting and dispositive power over the respective shares reported above. Berkshire Partners is a private equity investment firm and Fund V, Fund VI and Berkshire Investors are investment funds managed by Berkshire Partners.

(8)
Mr. Lind is a Managing Partner of Blum L.P. Mr. Lind has informed the Company that he disclaims beneficial ownership of the shares beneficially owned by Blum L.P. Certain Shares Subject to Options and Conversion Rights includes an aggregate of 15,212,535 shares the Blum Reporting Persons have the right to acquire upon conversion of Series A Convertible Preferred Stock acquired in March 2006 and excludes 26,589,054 shares potentially convertible from Senior Convertible Notes pending shareholder approval of an increase in the Company’s authorized common stock. See note (3) above.

ITEM 13. Certain Relationships and Related Transactions

The following members of Mr. Cook’s immediate family were previously employed by the Company and received cash compensation for 2005 in the amounts set forth beside their names: David H. Cook, brother — $131,538 salary and a severance award of $58,462 and Harriette L. Cook, sister-in-law — $74,423 salary and a severance award of $11,779. There are also members of Mr. Cook’s family that are currently employed by the Company and received cash compensation for 2005 in the approximate amounts set forth beside their names: Patricia Sluiter, sister — $75,406 and a bonus award of $5,650, and Allen R. Sluiter, brother-in-law — $87,047 and a bonus award of $5,750. In addition, for 2004 performance, in March of 2005, David H. Cook received a grant of 2,500 nonqualified stock options, granted at $ 4.95 per share, the fair market value on the date of the grant. As of December 2005, Mr. Cook’s options were forfeited.

Mr. Toma’s sister-in-law, Maria A. Neff, was employed with the Company as Executive Vice President - Human Resources until November, 2005. Ms. Neff’s cash compensation for 2005 was $331,782 including salary of $160,993, severance of $50,770, deferred compensation payout of $87,084 and an auto allowance of $11,250. Ms. Neff’s compensation in 2005 also included $21,685 for the value of restricted stock that vested in 2005. In connection with her separation from the Company, Ms. Neff is entitled to receive a severance of $220,000. A one time payment of $25,384 was paid in November 2005 and is being followed by twenty-three bi-weekly installments of $8,462, commencing in November 2005 and continuing until the severance amount is fully paid.

Financial advisory and management services historically have been provided to the Company by one of the Company’s former directors, Mr. Jonathan Golden. Payments for such services to Mr. Golden aggregated $36,000 for 2005. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that serves as the Company’s principal outside legal counsel.. Effective August 31, 2005, Mr. Golden resigned from the Company’s Board of Directors.

The Company previously subleased approximately 3,300 square feet of office space to CT Investments, Inc. (“CT Investments”) at a pass through rate equal to the cash cost per square foot paid by the Company under the master lease and the tenant finish in excess of the landlord’s allowance. CT Investments is 90% owned by John M. Cook, the former Chairman of the Board and Chief Executive Officer of the Company, and 10% owned by John M. Toma, the former Vice Chairman of the Company. The Company received sublease payments of approximately $51,000from CT Investments during 2005. On August 1, 2005, CT Investments vacated the office space, which was subsequently subleased to an independent third party.

On March 17, 2006, Blum Capital Partners, L.P. and its affiliates exchanged $36,006,000 of the Company’s convertible notes due November 2006 for $14,402,400 of 11% senior notes due March 2011, $17,282,880 of 10% senior convertible notes due March 2011 and 36,006 shares of senior series A convertible participating preferred stock (aggregate liquidation preference of $4,320,720), in connection with the Company’s exchange offer for its convertible notes due 2006. Mr. N. Colin Lind is a managing partner of Blum Capital Partners, L.P. (together with its affiliates, “Blum”). Mr. Lind was a director of the Company from May 2002 to October 2005, and was reelected to the Board in March 2006 pursuant to an agreement with the Ad hoc Bondholders Committee formed to negotiate the Company’s exchange offer and financial restructuring. Mr. Lind represented Blum affiliates on the Ad hoc Bondholders Committee. Blum affiliates are lenders under the Company’s current senior secured credit facility. Their participation in the loan is approximately $7 million. Blum affiliates were also lenders under the Company’s prior $10 million bridge loan that was entered into on December 23, 2006 and repaid on March 17, 2006. Their participation was approximately $6 million. In connection with the foregoing, Blum received interest and commitment and origination fees of approximately $236,000 in 2005 related to the bridge loan and approximately $152,000 in interest related to the bridge loan in 2006. Blum is expected to receive interest under the senior secured credit facility of approximately $748,000 in 2006. In addition, the Ad hoc Bondholders Committee, of which Blum was a member, was reimbursed for legal and financial advisory fees of approximately $498,354 in 2005 and $2,043,083 in 2006. The Ad hoc Bondholders Committee had the contractual right to designate four of the Company’s seven directors to be elected immediately following the closing of the exchange offer pursuant to a restructuring support agreement entered into in furtherance of the exchange offer.

On March 17, 2006, Parkcentral Global Hub Limited and Petrus Securities, L.P. exchanged $23,945,000 of the Company’s convertible notes due November 2006 for $9,578,000 of 11% senior notes due March 2011, $11,493,600 of 10% senior convertible notes due March 2011 and 23,945 shares of senior series A convertible participating preferred stock (aggregate liquidation preference of $2,873,400), in connection with the Company’s exchange offer for its convertible notes due 2006. Parkcentral Global Hub Limited and Petrus Securities, L.P. were also represented on the Ad hoc Bondholders Committee, are lenders under the Company’s current senior credit facility and were lenders under the Company’s prior $10 million bridge loan. Their participation in the senior credit facility is approximately $5 million and their participation in the bridge loan was approximately $4 million. In connection with the foregoing, they received interest and commitment and origination fees of approximately $174,000 in 2005 related to the bridge loan and approximately $101,000 in interest related to the bridge loan in 2006. Parkcentral and Petrus are expected to receive interest under the senior secured credit facility of approximately $534,000 in 2006.

As of November 14, 2005, the Company amended and restated its Standstill Agreement with the Blum Reporting Persons to provide among other things that purchases of the Company’s convertible notes due 2006 by the Blum Reporting Persons would not violate the Standstill Agreement

ITEM 14. Principal Accountant Fees and Services

     The Company incurred the following fees for services performed by KPMG LLP for 2005 and 2004:
	2005	2004
Audit Fees (1)	$2,934,524	$3,345,525
Aggregate fees for professional services for the audit of the Company’s annual financial statements and reviews of financial statements included in the Company’s Forms 10Q
Audit-Related Fees (2)	11,000	10,000
Aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above
Tax Fees (3)	332,105	589,380
Aggregate fees billed for professional services for tax compliance, tax consulting and tax planning
All Other Fees (4)	-----	13,750
Aggregate fees billed for products and services provided other than the services reported above

(1)
For 2004 includes services related to the implementation of the Sarbanes-Oxley Act of 2002. For 2005 and 2004, also includes services related to various statutory audits required in certain international jurisdictions.

(2)	For 2005 and 2004 includes an employee benefit plan audit.

(3)	For 2004, services also related to restructuring the Company’s European business to effect the movement of cash and certain expatriate tax matters.

(4)	For 2004, included litigation support services.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of the report
     (1) Consolidated Financial Statements:
Report of Independent Registered Public Accounting Firm;
Consolidated Statements of Operations for the Years ended December 31, 2005, 2004 and 2003;
Consolidated Balance Sheets as of December 31, 2005 and 2004;
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years ended December 31, 2005, 2004 and 2003;
Consolidated Statements of Cash Flows for the Years ended December 31, 2005, 2004 and 2003; and
Notes to Consolidated Financial Statements
     (2) Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts
     (3) Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

3.2	Amendment to Articles of Incorporation, effective March 16, 2006, as corrected (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on March 21, 2006).

3.3	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

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

Exhibit
Number	Description

4.8
Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.9+	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent.

10.1#
Employment Agreement dated March 20, 1996 between Registrant and John M. Cook (incorporated by reference to Exhibit 10.4 to Registrant’s March 26, 1996 registration statement number 333-1086 on Form S-1).

10.2#
1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

10.3#
Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.4#
First Amendment, dated March 7, 1997, to Employment Agreement between Registrant and Mr. John M. Cook (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K for the year ended December 31, 1996).

10.5#
Second Amendment to Employment Agreement, dated September 17, 1997, between The Profit Recovery Group International, I, Inc. and Mr. John M. Cook (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 1997).

10.6#	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).

10.7#
Non-qualified Stock Option Agreement between Mr. John M. Cook and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.8#
Non-qualified Stock Option Agreement between Mr. John M. Toma and the Registrant, dated March 26, 2001 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended March 31, 2001).

10.9#	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.10#
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

Exhibit
Number	Description

10.12
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

10.15	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.16#
Amendment to Employment Agreement, as amended, between Mr. John M. Cook and Registrant, dated May 1, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.17#	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.18#	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

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

10.23
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

10.25#
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

10.27#
Employment Agreement between Registrant and Mr. James L. Benjamin, dated as of October 28, 2002 (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2003).

10.28#
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

10.31#
PRG Schultz International, Inc. 2004 Executive Incentive Plan as approved by shareholders on May 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004).

10.32
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

Exhibit
Number	Description

10.34
Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (as modified on December 7, 2004) (incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed on December 13, 2004).

10.35#	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

10.36#
Amendment to Employment Agreement and Restrictive Covenant Agreement between Mr. John M. Cook and Registrant dated March 7, 2005. (Incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the quarterly period ended September 30, 2005).

10.37#+	Change of Control and Restrictive Covenant Agreement between Mr. James E. Moylan, Jr. and Registrant dated February 14, 2005.

10.38#+	Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005.

10.39#+	Change of Control and Restrictive Covenant Agreement between Mr. Richard J. Bacon and Registrant dated February 14, 2005.

10.40#+	Change of Control and Restrictive Covenant Agreement between Mr. James L. Benjamin and Registrant dated February 14, 2005.

10.41#+	Summary of compensation arrangements with non-employee directors of the Registrant.

10.42#+	Summary of compensation arrangements with named executive officers of Registrant.

10.43#
Employment Agreement between Registrant and Mr. Richard J. Bacon, dated as of July 15, 2003 (Incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.44#	September 11, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.45#	December 2, 2003 Addendum to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.52 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.46#	May 1, 2004 Amendment to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.53 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.47#	February 2005 Addendum to Employment Agreement with Mr. Richard J. Bacon (Incorporated by reference to Exhibit 10.54 to the Registrant’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description

*10.48	Medicare & Medicaid Services Contract dated March 7, 2005 (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

*10.49	Stipulation of Settlement dated as of February 8, 2005 (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.50	Supplement to Settlement Agreement dated as of February 8, 2005 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.51#
Correction to Change of Control and Restrictive Covenant Agreement between Mr. John M. Toma and Registrant dated February 14, 2005 (Incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March, 31, 2005).

10.52#	Employment Agreement between Registrant and Mr. James B. McCurry, dated as of July 25, 2005 (Incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on July 25, 2005).

10.53#	Retainer Agreement between Registrant and Mr. David A. Cole, dated as of July 20, 2005 (Incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on July 25, 2005).

10.54#	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (Incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

10.55#	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (Incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

10.56#
Separation and Release Agreement between Registrant and Mr. Richard J. Bacon, dated as of October 25, 2005 (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.57#	Employment Agreement between the Registrant and Peter Limeri entered into on November 11, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 17, 2005).

10.58
Amended and Restated Standstill Agreement, dated as of November 14, 2005, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates, entered into on November 23, 2005 (Incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 30, 2005).

10.59#+	Amendment to Employment Agreement with James B. McCurry dated December 8, 2005.

10.60#+	Vesting on December 15, 2005 of certain employee stock options outstanding as of November 30, 2005.

10.61+
Credit Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P.

Exhibit
Number	Description

10.62+
Security Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P.

10.63+
Pledge Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P.

10.64+	Forbearance Agreement dated December 23, 2005 between Registrant and Bank of America, N.A.

10.65+	Amendment to Forbearance Agreement and Credit Agreement with Bank of America, N.A. dated December 23, 2005.

10.66+	Restructuring Support Agreement dated December 23, 2005.

10.67#+	Amendment to Retainer Agreement with David A. Cole dated October 19, 2005.

10.68#+	Form of Employment Agreement with Larry Robinson dated January 1, 2006.

10.69#+	Employment Agreement with Brad Roos dated June 1, 2001.

10.70#+	Form of Expatriate Assignment Agreement with Brad Roos

10.71+	Houlihan Lokey Agreement dated October 21, 2005.

10.72+	Amendment Letter with Houlihan Lokey dated February 1, 2006.

10.73+	Rothschild Inc. Agreement dated as of September 14, 2005.

10.74+	Letter Agreement with Rothschild Inc. dated February 1, 2006.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1+	Subsidiaries of the Registrant.

23.1+	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2005.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2005.

32.1+	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2005.

*
Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

+	Filed with the Registrant’s Report on Form 10-K for the year ended December 31, 2005.
#	Management Contract or Compensation Arrangement, as described in Item 601(b) (10) (iii) (A) of Regulation S-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

Date: April 28, 2006	By:	/s/ James B. McCurry James B. McCurry
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)