Form 10-Q
period 2006-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2006-05-15
CIK 1007330

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q
                               -------------------


     (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                              OR

         [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM __________ TO ____________

                         COMMISSION FILE NUMBER 0-28000

                                 ---------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
One):

     [_] Large accelerated filer [X] Accelerated filer [_] Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     Common shares of the registrant outstanding at April 30, 2006 were 63,588,944.

                         PRG-SCHULTZ INTERNATIONAL, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                                                           PAGE NO.

PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited).......................................................1

                       Condensed Consolidated Statements of Operations for the Three Months Ended             1
                           March 31, 2006 and 2005............................................................

                       Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.......2

                       Condensed Consolidated Statements of Cash Flows for the Three Months Ended             3
                           March 31, 2006 and 2005............................................................

                       Notes to Condensed Consolidated Financial Statements...................................4

             Item 2.     Management's Discussion and Analysis of Financial Condition and Results of           14
                           Operations.........................................................................

             Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................28

             Item 4.   Controls and Procedures................................................................28

PART II.     Other Information

             Item 1.   Legal Proceedings......................................................................30

             Item 1A.  Risk Factors...........................................................................30

             Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds............................30

             Item 3.   Defaults Upon Senior Securities........................................................30

             Item 4.   Submission of Matters to a Vote of Security Holders....................................30

             Item 5.   Other Information......................................................................30

             Item 6.   Exhibits...............................................................................31

Signatures....................................................................................................33


                          PART I. FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   ---------------------------------
                                                                                       2006               2005
                                                                                   --------------    ---------------
Revenues......................................................................     $     65,538      $      75,147

Cost of revenues..............................................................           46,279             48,595
                                                                                   --------------    ---------------
       Gross margin...........................................................           19,259             26,552

Selling, general and administrative expenses..................................           15,872             28,578
Operational restructuring expense (Note H) ...................................              408                 --
                                                                                   --------------    ---------------
   Operating income (loss)....................................................            2,979             (2,026)
                                                                                   --------------    ---------------

Interest expense, net.........................................................           (2,543)            (1,810)

Loss on financial restructuring (Note G)......................................          (10,129)                --
                                                                                   --------------    ---------------
    Loss from continuing operations before income taxes and discontinued
       operations.............................................................           (9,693)            (3,836)

Income taxes..................................................................              650                687
                                                                                   --------------    ---------------

   Loss from continuing operations before discontinued
      operations..............................................................          (10,343)            (4,523)

Discontinued operations (Note B):
   Earnings (loss) from discontinued operations...............................               49               (373)
                                                                                   --------------    ---------------
         Net loss.............................................................     $    (10,294)     $      (4,896)
                                                                                   ==============    ===============

Basic and diluted earnings (loss) per share:
   Loss from continuing operations before discontinued operations.............     $      (0.17)     $       (0.07)

   Discontinued operations....................................................               --              (0.01)
                                                                                   --------------    ---------------
         Net loss.............................................................     $      (0.17)     $       (0.08)
                                                                                   ==============    ===============

Weighted-average shares outstanding:
   Basic......................................................................           62,113             61,976
                                                                                   ==============    ===============
   Diluted....................................................................           62,113             61,976
                                                                                   ==============    ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                 MARCH 31,        DECEMBER 31,
                                                                                                    2006              2005
                                                                                              -------------    ---------------
                                                           ASSETS
Current assets:
   Cash and cash equivalents (Note F).....................................................    $     18,265     $      11,848
   Restricted cash .......................................................................           3,495             3,096

   Receivables:
     Contract receivables, less allowances of $2,297 in 2006 and $2,717 in 2005...........
          Billed..........................................................................          32,852            43,591
          Unbilled........................................................................           9,193             9,608
                                                                                              -------------    ---------------
                                                                                                    42,045            53,199

     Employee advances and miscellaneous receivables, less allowances of $2,796 in 2006
       and $2,974 in 2005.................................................................           2,400             2,737
                                                                                              -------------    ---------------
          Total receivables...............................................................          44,445            55,936
                                                                                              -------------    ---------------
   Funds held for client obligations......................................................          31,701            32,479
   Prepaid expenses and other current assets..............................................           3,561             3,113
   Deferred income taxes .................................................................             --                 67
                                                                                              -------------    ---------------
          Total current assets............................................................         101,467           106,539
                                                                                              -------------    ---------------

Property and equipment, at cost............................................................         82,366            81,779
   Less accumulated depreciation and amortization.........................................         (67,055)          (64,326)
                                                                                              -------------    ---------------
          Property and equipment, net.....................................................          15,311            17,453
                                                                                              -------------    ---------------
Goodwill.................................................................................            4,600             4,600
Intangible assets, less accumulated amortization of $5,800 in 2006 and $5,453 in 2005....           24,100            24,447
Unbilled receivables.....................................................................            2,460             2,789
Deferred income taxes....................................................................              534               530
Other assets.............................................................................           10,669             5,704
                                                                                              -------------    ---------------
                                                                                              $    159,141     $     162,062
                                                                                              =============    ===============
                         LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Obligations for client payables........................................................    $     31,701     $      32,479
   Accounts payable and accrued expenses..................................................          21,690            22,362
   Accrued payroll and related expenses...................................................          35,058            44,031
   Refund liabilities.....................................................................          10,981            11,741
   Deferred revenue.......................................................................           4,958             4,583
      Convertible notes, net of unamortized discount of $3 in 2006 and $4 in 2005 (Note
          G)..............................................................................             467               466
                                                                                              -------------    ---------------
          Total current liabilities.......................................................         104,855           115,662

Convertible notes, net of unamortized discount of $929 in 2005 (Note G)...................               --          123,601
Senior notes, including unamortized premium of $5,321 in 2006 (Note G)......................        43,017                --
Senior convertible notes, net of unamortized discount of $9,076 in 2006 (Note G)..........          65,095                --
Other debt obligations (Note G)...........................................................          25,000         16,800
Deferred compensation.....................................................................             990             1,388
Refund liabilities........................................................................           1,799             1,785
Other long-term liabilities...............................................................           5,135             5,191
                                                                                              -------------    ---------------
   Total liabilities......................................................................         245,891           264,427
                                                                                              -------------    ---------------
Mandatorily redeemable participating preferred stock (Note G).............................          14,987                --
Shareholders' equity (deficit) (Notes C and G):
   Common stock, no par value; $.001 stated value per share. Authorized 200,000,000
      shares; issued 67,895,844 shares in 2006 and 67,876,832 shares in 2005..............              68                68
   Additional paid-in capital.............................................................         505,675           494,826
   Accumulated deficit....................................................................        (561,013)         (550,719)
   Accumulated other comprehensive income.................................................           2,243             2,400
   Treasury stock, at cost; 5,764,525 shares in 2006 and 2005.............................         (48,710)          (48,710)
   Unamortized portion of restricted stock compensation expense...........................              --              (230)
                                                                                              -------------    ---------------
         Total shareholders' equity (deficit).............................................         (101,737)         (102,365)
                                                                                              -------------    ---------------
 Commitments and contingencies (Note H)...................................................    $    159,141     $     162,062
                                                                                              =============    ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
                                                                                          2006              2005
                                                                                      --------------    -------------
Cash flows from operating activities:
  Net loss......................................................................      $    (10,294)     $    (4,896)
  (Earnings) loss from discontinued operations..................................               (49)             373
                                                                                      --------------    -------------
  Loss from continuing operations...............................................           (10,343)          (4,523)
  Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
     Loss on financial restructuring............................................            10,129                -
     Depreciation and amortization..............................................             2,856            3,937
     Amortization of stock and stock option compensation expense................               367               69
     Amortization of debt discounts and deferred costs..........................               245              169
     Gain on sale of property, plant and equipment..............................                (6)              (3)
     Deferred income taxes......................................................                63                -
     Income tax benefit relating to stock option exercises......................                 -                1
     Changes in assets and liabilities:
       Restricted cash..........................................................              (334)             (27)
       Billed receivables.......................................................            11,298           12,582
       Unbilled receivables.....................................................               744              834
       Prepaid expenses and other current assets................................              (412)          (1,535)
       Other assets.............................................................             1,556             (237)
       Accounts payable and accrued expenses....................................               844           (2,618)
       Accrued payroll and related expenses.....................................            (9,202)          (6,808)
       Refund liability.........................................................              (746)          (1,000)
       Deferred revenue.........................................................               290           (1,910)
       Deferred compensation expense............................................              (398)            (817)
       Other long-term liabilities..............................................               (57)            (293)
                                                                                      --------------    -------------
           Net cash provided by (used in) operating activities..................             6,894           (2,179)
                                                                                      --------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment, net of sale proceeds.....................              (302)          (1,906)
                                                                                      --------------    -------------
           Net cash used in investing activities................................              (302)          (1,906)
                                                                                      --------------    -------------
Cash flows from financing activities:
  Net borrowings of debt........................................................             8,200            6,300
  Issuance costs of preferred stock.............................................            (1,281)               -
  Payments for deferred loan cost...............................................            (7,170)               -
  Net proceeds from common stock issuances......................................                 -              692
                                                                                      --------------    -------------
           Net cash provided by (used in) financing activities..................              (251)           6,992
                                                                                      --------------    -------------
Cash flows from discontinued operations:
    Operating cash flows........................................................              (430)            (471)
     Investing cash flows.......................................................               485              234
                                                                                      --------------    -------------
                 Net cash provided by (used in) discontinued operations.........                55             (237)
                                                                                      --------------    -------------
Effect of exchange rates on cash and cash equivalents...........................                21             (649)
                                                                                      --------------    -------------
           Net increase in cash and cash equivalents............................             6,417            2,021
Cash and cash equivalents at beginning of period................................            11,848           12,596
                                                                                      --------------    -------------
Cash and cash equivalents at end of period......................................      $     18,265      $    14,617
                                                                                      ==============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................................      $        310      $       189
                                                                                      ==============    =============
  Cash paid during the period for income taxes, net of refunds..................      $        386      $       196
                                                                                      ==============    =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

NOTE A - BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

     STOCK-BASED COMPENSATION

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." This pronouncement amended SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.

     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," under the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for three month period ended March 31, 2005 except for compensation amounts relating to grants of shares of non-vested stock (see Note C).

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, using the straight-line method, for periods prior to January 1, 2006 (in thousands, except for pro forma net loss per share information):

                                                                                     THREE MONTHS ENDED
                                                                                       MARCH 31, 2005
                                                                                  --------------------------

   Net earnings (loss) before pro forma effect of compensation expense
      recognition provisions of SFAS No. 123..............................                       $  (4,896)
   Pro forma effect of compensation expense recognition provisions of
      SFAS No. 123, net of income tax effect of $(650)....................                          (1,003)
                                                                                                 -----------
   Pro forma net earnings (loss)..........................................                       $  (5,899)

    Net earnings (loss) per share:
      Basic and diluted - as reported.....................................                       $   (0.08)
                                                                                                 ===========
      Basic and diluted - pro forma.......................................                       $   (0.10)
                                                                                                 ===========

     In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For the three-month period ended March 31, 2005, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

     The fair value of all time-vested options is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of market condition options (also known as path-dependent options) are estimated as of their date of grant using more complex option valuation models such as binomial lattice and the Monte Carlo simulations. The Company chose to use the Monte Carlo simulations for its valuations. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

NOTE B - DISCONTINUED OPERATIONS

     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which $2.2 million had been cumulatively received through March 31, 2006.

     During the first quarters of 2006 and 2005, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 and $0.2 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company's Consolidated Financial Statements have been reclassified to reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented.

     On January 11, 2006, the Company consummated the sale of Channel Revenue. Channel Revenue was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million.

     The South Africa and Japan Accounts Payable Services business units were closed during 2005; the Airline business unit continues to be held for sale as of March 31, 2006. During the first quarter of 2006, the Company recognized a loss of $0.1 million relating to the anticipated sale of the Airline business unit.

     Earnings (loss) from discontinued operations for the three months ended March 31, 2006 and 2005 as reported in the accompanying Condensed Consolidated Statements of Operations includes the gains and losses related to the sales of discontinued business units as well as operating losses of $0.4 million and $0.6 million, respectively, related to the operations of these discontinued units. The net tax effect on earnings (loss) from discontinued operations is not significant.

NOTE C - STOCK COMPENSATION PLANS

     Prior to January 1, 2006, the Company had two stock compensation plans: (1) the Stock Incentive Plan and (2) the HSA Acquisition Stock Option Plan; and an employee stock purchase plan.

     The Company's Stock Incentive Plan, as amended, authorized the grant of options or other stock based awards, with respect to up to 12,375,000 shares of the Company's common stock to key employees, directors, consultants and advisors. The majority of options granted through March 31, 2006 had 5-year terms and vested and became fully exercisable on a ratable basis over four or five years of continued employment.

     The Company's HSA Acquisition Stock Option Plan, as amended, authorized the grant of options to purchase 1,083,846 shares of the Company's common stock to certain key employees and advisors who were participants in the 1999 Howard Schultz & Associates International Stock Option Plan. The options had 5-year terms and vested upon and became fully exercisable upon issuance. No additional options can be issued under this plan.

     Effective May 15, 1997, the Company established an employee stock purchase plan (the "Plan") pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The Plan covered 2,625,000 shares of the Company's common stock, which could be authorized unissued shares, or shares reacquired through private purchase or purchases on the open market. Under the Plan, employees could contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee's purchase price was 85 percent of the fair market price on the first business day of the purchase period. The Company was not required to recognize compensation expense related to this Plan. Effective December 31, 2005, the Company terminated the Plan.

     During 2005, the Company also made inducement option grants outside of its stock compensation plans to Mr. James B McCurry and Mr. David A. Cole. Mr. McCurry's options were granted in two traunches, the first of which, pertaining to 500,000 shares, vested in December 2005. The second traunche is subject to specific performance criteria and becomes exercisable in three tiers of 500,000 shares each, as follows: Tier 1 will become exercisable at any time after July 29, 2006, if the closing market price per share of the Company's Common Stock is $4.50 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 will become exercisable at any time after July 29, 2007, if the closing market price per share of the Company's Common Stock is $6.50 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 will become exercisable at any time after July 29, 2008, if the closing market price per share of the Company's Common Stock is $8.00 or higher for 45 consecutive trading days after July 29, 2008. These options expire July 29, 2012 and have an exercise price equal to the closing price of the common stock on NASDAQ on July 29, 2005.


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

     On December 15, 2005, the Company's Compensation Committee of the Board of Directors authorized the immediate vesting of all outstanding unvested time-vesting options that had option prices that were out of the money as of such date (the "underwater" stock options). This action accelerated the vesting of 2,637,616 options as of November 30, 2005. The accelerated options had option prices that ranged from $3.16 per share to $17.25 per share and a weighted average option price per share of $4.97. The Compensation Committee's decision to accelerate the vesting of these "underwater" stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company's adoption of SFAS No. 123(R), "Share Based Payment." By adopting FAS 123(R) the Company estimates that the annual savings will be approximately $2.4 million, $1.2 million and $0.5 million in 2006, 2007, and 2008 respectively.

     During the three-month period ended March 31, 2006, the stock-based charge in connection with the expensing of stock options was $0.3 million. As of March 31, 2006, there was $2.8 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.32 years. No forfeitures occurred during the three-month period ended March 31, 2006.

     The following table summarizes information about stock options outstanding at March 31, 2006:

                                    NUMBER          WEIGHTED-       WEIGHTED-        AGGREGATE
                                   OF SHARES         AVERAGE         AVERAGE         INTRINSIC
                                    SUBJECT         REMAINING       EXERCISE           VALUE
                                   TO OPTION          LIFE            PRICE        (IN MILLIONS)
                                 --------------   --------------  --------------   ---------------
    Exercisable                      6,896,803    2.21 years       $     8.60       $        --

    Nonvested                        2,300,000    6.39 years       $     2.53       $        0.2
                                 --------------                                    ---------------
    Total                            9,196,803    3.26 years       $     7.08       $        0.2
                                 ==============                                    ===============

     The weighted-average grant date fair value of nonvested options outstanding as of March 31, 2006 was $1.62.

     Non-vested stock awards representing 240,000 shares in the aggregate of the Company's common stock were granted to six of the Company's officers in February 2005 and 25,000 shares were granted to a senior management employee in March 2005. The total 265,000 restricted shares granted were subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. As of March 31, 2006, former employees had cumulatively forfeited 200,000 shares of the restricted common stock. Over the remaining life of the remaining 65,000 restricted stock awards, the Company will recognize $203 thousand in compensation expense before any future forfeitures. The Company recognized $27 thousand of compensation expense related to these stock awards in 2005.

NOTE D - OPERATING SEGMENTS AND RELATED INFORMATION

     The Company has two reportable operating segments, Accounts Payable Services (including the Channel Revenue business) and Meridian VAT Reclaim ("Meridian").

     ACCOUNTS PAYABLE SERVICES

     The Accounts Payable Services segment consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company's historical client base) and accounts payable services provided to various other types of business entities. The Accounts Payable Services segment conducts business in North America, Latin America, Europe, Australia and Asia.

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

     The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any inter-segment revenues. Segment information for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

                                                           ACCOUNTS
                                                           PAYABLE                      CORPORATE
                                                           SERVICES       MERIDIAN       SUPPORT          TOTAL
                                                          -----------     ----------    -----------     -----------
THREE MONTHS ENDED MARCH 31, 2006
  Revenues...........................................     $   55,715      $   9,823     $      --       $   65,538
     Operating income (loss).........................          6,962          1,468         5,451)           2,979

THREE MONTHS ENDED MARCH 31, 2005
  Revenues...........................................     $   64,926      $  10,221     $      --       $   75,147
     Operating income (loss).........................          5,420          2,686       (10,132)          (2,026)

NOTE E - COMPREHENSIVE INCOME

     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2006 and 2005, the Company's consolidated comprehensive income (loss) was $(10.7) million and $(4.9) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

NOTE F - CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents of $18.3 million and $11.8 million, respectively, of which cash equivalents represent approximately $1.0 million and $1.7 million, respectively. The Company did not have any cash equivalents at U.S. banks at March 31, 2006 or December 31, 2005. At March 31, 2006 and December 31, 2005, certain of the Company's international subsidiaries held $1.0 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America and the United Kingdom.

NOTE G - FINANCIAL RESTRUCTURING

     EXCHANGE OF CONVERTIBLE NOTES

     On March 17, 2006, the Company completed an exchange offer for its $125 million of 4.75% Convertible Subordinated Notes due 2006. As a result of the Exchange Offer, virtually all of the outstanding convertible notes were exchanged for (a) $51.6 million in principal amount of 11.0% Senior Notes Due 2011, (b) $59.8 million in principal amount of 10.0% Senior Convertible Notes Due 2011, and (c) 124,530 shares, or $14.9 million liquidation preference, of 9.0% Senior Series A Convertible Participating Preferred Stock.

     The material terms of these new securities include:

o The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

o The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders, upon satisfaction of certain conditions, (and in certain circumstances, at the option of the Company) into shares of new series B preferred stock having a 10% annual dividend and a liquidation preference equal to the principal amount of notes converted. Dividends on the new series B preferred stock may be paid in cash or in kind, at the option of the Company. Each $1,000 of face amount of such notes is convertible into approximately 2.083 shares of new series B convertible preferred stock; provided that upon the occurrence of certain events, including approval by the shareholders of an amendment to the Company's Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion, they will be convertible only into common stock at a rate of approximately 1,538 shares per $1,000 principal amount. The new series B preferred stock will be convertible at the option of the holders into shares of common stock at the rate of $0.65 of liquidation preference per share of common stock, subject to certain conditions, including approval by the shareholders of an amendment to the Company's Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion.

o The new series A preferred stock has a 9% dividend, payable in cash or in kind, at the option of the Company. The new series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.28405 of liquidation preference per share of common stock.

o The series A and series B preferred stock votes with the Company's common stock on most matters requiring shareholder votes. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes, subject to certain conditions, including approval by the shareholders of an amendment to the Company's Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion. The Company also has the right to redeem the new series A and series B preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

o Both the new senior notes and the new senior convertible notes will mature on the fifth anniversary of issuance. The new series A and series B preferred stock must be redeemed on the fifth anniversary of issuance.

     The aggregate fair value of the new instruments issued exceeded the book value of the exchanged Convertible Subordinated Notes by $10.3 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. The Company incurred $1.9 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $4.6 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount has been capitalized and will be amortized over the term of the notes.

     The excess of the fair value of the preferred stock over its stated liquidation (redemption) value was credited to additional paid-in capital. The excesses of the principal balances of the new senior notes and senior convertible notes over their fair values were recorded as note discounts and will be amortized on the interest method over the terms of the notes.

     NEW SENIOR INDEBTEDNESS

     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the "Petrus Entities") and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the "Blum Entities"). These agreements evidence a term loan to PRG-Schultz USA

Inc., a wholly owned subsidiary of the Company (the "Borrower"), in an aggregate principal amount of $10 million. This loan was repaid upon closing of the new senior credit facility on March 17, 2006.

     As a part of its financial restructuring, the Company entered into a new senior secured credit facility with Ableco LLC ("Ableco") and The CIT/Group/Business Credit, Inc., a portion of which is being syndicated to the Company's prior bridge financing lenders, the Petrus Entities and the Blum
Entities.  The new credit  facility  includes (1) a $25.0 million term loan, and
(2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.

     The Borrower, is the primary user under the new senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The Company's, the Borrower's and all of the Company's other subsidiaries' obligations under the new senior secured credit facility are secured by liens on substantially all of its assets (including the stock of the Company's domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries).

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

     The term loan under the new senior secured credit facility may be repaid at the Company's option at any time; provided, that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the 2nd anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of the Company's consolidated excess cash flow (which will be based on an adjusted EBITDA calculation), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.

     The Company's ability to borrow under the revolving credit portion of the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer.

     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at the Company's option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at the Company's option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on the revolving credit facility of 0.5%. The new senior secured credit facility also required the payment of commitment fees, closing fees and additional expense reimbursements of approximately $1.1 million at closing.

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

     The Company incurred $2.6 million of costs related to the issuance of the term loan and revolving loan agreement. Such amount has been capitalized and will be amortized over the term of the indebtedness.

NOTE H - COMMITMENTS AND CONTINGENCIES

     LEGAL PROCEEDINGS

     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its present and former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the "Securities Class Action Litigation"). On February 8, 2005, the Company entered into a Stipulation of Settlement of the Securities Class Action Litigation. On February 10, 2005, the United States District Court for the Northern District of Georgia, Atlanta Division preliminarily approved the terms of the Settlement. On May 26, 2005, the Court approved the Stipulation of Settlement ("Settlement") entered into by the Company with the Plaintiff's counsel, on behalf of all putative class members, pursuant to which it agreed to settle the consolidated class action for $6.75 million, which payment was made by the insurance carrier for the Company.

     On April 1, 2003, Fleming Companies, one of the Company's larger U.S. Accounts Payable Services clients at that time, filed for Chapter 11 Bankruptcy Reorganization. During the quarter ended March 31, 2003, the Company received $5.5 million in payments on account from this client. On January 24, 2005, the Company received a demand for preference payments due from the trust representing the client. The demand stated that the trust's calculation of the Company's preferential payments was approximately $2.9 million. The Company disputed the claim.

     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust ("PCT") in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT's claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT's claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company's settlement offer, and the litigation is ongoing.

     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company's financial position or results of operations.

     INDEMNIFICATION   AND   CONSIDERATION   CONCERNING   CERTAIN  FUTURE  ASSET
IMPAIRMENT ASSESSMENTS

     The Company's Meridian unit and an unrelated German concern named Deutscher Kraftverkehr Euro Service GmbH & Co. KG ("DKV") are each a 50% owner of a joint venture named Transporters VAT Reclaim Limited ("TVR"). Since neither owner, acting alone, has majority control over TVR, Meridian accounts for its ownership using the equity method of accounting. DKV provides European truck drivers with a credit card that facilitates their fuel purchases. DKV distinguishes itself from its competitors, in part, by providing its customers with an immediate advance refund of the value-added taxes ("VAT") they pay on their fuel purchases. DKV then recovers the VAT from the taxing authorities through the TVR joint venture. Meridian processes the VAT refund on behalf of TVR for which it receives a percentage fee. In April 2000, TVR entered into a financing facility with Barclays Bank plc ("Barclays"), whereby it sold the VAT refund claims to Barclays with full recourse. Effective August 2003, Barclays exercised its contractual rights and unilaterally imposed significantly stricter terms for the facility, including markedly higher costs and a series of stipulated cumulative reductions to the facility's aggregate capacity. TVR repaid all amounts owing to Barclays during March 2004 and terminated the facility during June 2004. As a result of changes to the facility occurring during the second half of 2003, Meridian began experiencing a reduction in the processing fee revenues it derives from TVR as DKV previously transferred certain TVR clients to another VAT service provider. As of December 31, 2004, the transfer of all DKV customer contracts from TVR to another VAT service provider was completed. TVR will continue to process existing claims and collect receivables and pay these to Meridian and DKV in the manner agreed between the parties.

     Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian's future revenues from TVR for processing TVR's VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian's revenues from TVR were $0.5 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively.) As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR's future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $1.9 million at March 31, 2006 exchange rates and $1.9 million at December 31, 2005 exchange rates. This investment is included in Other Assets on the Company's accompanying Consolidated Balance Sheets.

     BANK GUARANTEE

     In July 2003, Meridian entered into a deposit guarantee (the "Guarantee") with Credit Commercial de France ("CCF") in the amount of 4.5 million Euros ($5.7 million at December 31, 2003 exchange rates). The Guarantee served as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee was secured by amounts on deposit with CCF equal to the amount of the Guarantee. The annual interest rate earned on this money is 1.0% for 2004. On November 30, 2004, the Guarantee was replaced with a 3.5 million Euro letter of credit. In May 2005, the Guarantee was reduced to 2.5 million Euros and on September 30, 2005 the standby letter of credit was replaced with a 2.5 million Euro ($3.1 million at March 31, 2006 exchange rates) cash deposit with CCF.

     INDUSTRIAL DEVELOPMENT AUTHORITY GRANTS

     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland ("IDA") in the sum of 1.4 million Euros ($1.6 million at March 31, 2006 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 205 permanent employees in Dublin, Ireland. The European Union ("EU") has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian's results of operations from its value-added tax business. If Meridian's results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company's accompanying Consolidated Statements of Operations do not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian's permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian's results of operations.

     RETIREMENT OBLIGATIONS

     The July 31, 2005 retirements of the Company's former Chairman, President and CEO, John M. Cook, and the Company's former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. Charges of $3.9 million, $1.4 million and $2.3 million had been accrued in 2005, 2004 and 2003 and prior years, respectively, related to these retirement obligations.

     The March 16, 2006 amended severance agreements with the Company's former Chairman, President and CEO, John M. Cook, and the Company's former Vice Chairman, John M. Toma, call for total cash payments of $7.0 million. The cash payments to Mr. Cook began with a payment of $275,621 in April 2006 and will continue at $91,874 per month for 57 months. The cash payments to Mr. Toma began with a payment of $93,894 in April 2006 and will continue at $31,298 per month for 45 months. Additionally, under the amended separation agreements, beginning on or about February 1, 2007, the Company will reimburse Mr. Cook and Mr. Toma, until each reaches the age of 80, for the cost of health insurance for them and their respective spouses, provided that the reimbursement shall not exceed $25,000 per year (subject to CPI adjustment) for Mr. Cook and $20,000 per year (subject to CPI adjustment) for Mr. Toma. Finally, in April 2006, the Company reimbursed $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma in connection with the negotiation of amendments to their respective severance agreements. The Company's entering into the amendments to the severance agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company's exchange offer restructuring its bondholder debt and the closing on its replacement credit facility, both of which took place on March 17, 2006.

     RESTRUCTURING OBLIGATIONS

     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company's declining revenue trend over the previous two and one-half years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company's selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects the operational plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $2.0 million and $10.0 million in the three and twelve months ended December 31, 2005, respectively. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining payments will be paid out during the remainder of 2006. The restructuring plan includes operating lease exit costs that the Company expects to be incurred. As of December 31, 2005, the Company accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases. The Company did not record any new charges for either early termination costs or leasehold improvements as of March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

                                                          Total
                                                       ------------
   Balance as of December 31, 2005                       $ 8,216
   Accruals during the year:
       Quarter ended March 31, 2006                          404

   Cash payments:
       Quarter ended March 31, 2006                       (3,102)
                                                       ------------
   Non cash impairment charges                               --
   Balance as of March 31, 2006                           5,518
                                                       ============

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     INTRODUCTION

     The Company's revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the client's duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from liability overpayment claims identified.

     In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and are generally realized by a cash payment or by a reduction to the vendor's accounts payable balance.

     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT refunds business ("Meridian") and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the client has received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an existing contractual arrangement between the Company and the client exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria. In those instances, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company's revenue recognition policy, relates to underlying claims ultimately rejected by the Company's clients' vendors. In that case, the Company's clients may request a refund of such amount. The Company records such refunds as a reduction of revenue.

     The contingent fee based VAT Reclaim division of the Company's Meridian business, along with certain other international Accounts Payable Services units, recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Based on the guidance in SAB No. 104, Meridian defers recognition of contingent fee revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing the value-added tax ("VAT") claims and transferred to Meridian's clients.

     The Company derives an insignificant amount of revenues on a "fee-for-service" basis where revenue is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when the revenue recognition criteria described above in clauses (a) through (d) have been satisfied.

     AUDIT CONTRACT FOR STATE OF CALIFORNIA MEDICARE

     On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services ("CMS"), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California's Medicare spending. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company has sub-contracted with Concentra Preferred Systems, the nation's largest provider of specialized cost containment services for the healthcare industry, which will add its clinical experience to the Company's expertise in recovery audit services.

     The contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs will continue to be incurred in advance of the first revenues to be earned from the contract, expected later in 2006. The Company believes this contract represents a large opportunity in the healthcare recovery audit sector and will be beneficial to the Company's future earnings. Recent progress on the Medicare claims project has been encouraging.

     OPERATIONAL RESTRUCTURING

     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company's declining revenue trend over the previous two and one-half years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company's selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Almost all of the planned savings are expected to come in the area of selling, general and administrative expenses and only a small percentage of the Company's auditor staff will be directly impacted by the reductions. The Company implemented the plan and for the year recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $2.0 million and $10.0 million in the three and twelve months ended December 31, 2005, respectively. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining payments will be paid out during the remainder of 2006. The restructuring plan includes operating lease exit costs that the Company expects to be incurred. As of December 31, 2005 the Company accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases. The Company did not record any new charges for either termination of leasehold improvements as of March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

     FINANCIAL RESTRUCTURING

     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild Inc., to restructure the Company's financial obligations, including its obligations under its convertible notes due November 2006, and to improve the Company's liquidity. The Company successfully completed the financial restructuring on March 17, 2006.

     Pursuant to the financial restructuring, the Company exchanged:

o $400 principal amount of its 11.0% Senior Notes Due 2011, plus an additional amount of principal equal to accrued and unpaid interest due on the existing notes held by the tendering holders;

o $480 principal amount of its 10.0% Senior Convertible Notes Due 2011 convertible into new 10.0% Senior Series B Convertible Participating Preferred Stock and/or common stock; and

o one share, $120 liquidation preference, of its 9.0% Senior Series A Convertible Participating Preferred Stock convertible into common stock;

for each $1,000 principal amount of outstanding 4.75% Convertible Subordinated Notes due November 2006.

     Approximately 99.6% of the aggregate $125 million outstanding convertible notes were tendered for exchange and accepted by the Company.

     The material terms of these new securities include:

o The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

o The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders, upon satisfaction of certain conditions, (and in certain circumstances, at the option of the Company) into shares of new series B preferred stock having a 10% annual dividend and a liquidation preference equal to the principal amount of notes converted. Dividends on the new series B preferred stock may be paid in cash or in kind, at the option of the Company. Each $1,000 of face amount of such notes are convertible into approximately 2.083 shares of new series B convertible preferred stock; provided that upon the occurrence of certain events, including approval by the shareholders of an amendment to the Company's Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion, they will be convertible only into common stock at a rate of approximately 1,538 shares per $1,000 principal amount. The new series B preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.65 of liquidation preference per share of common stock, subject to certain conditions, including approval by the shareholders of an amendment to the Company's Articles of Incorporation to allow sufficient additional shares of common stock to be issued for the conversion.

o The new series A preferred stock has a 9% dividend, payable in cash or in kind, at the option of the Company. The new series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.28405 of liquidation preference per share of common stock.

o The series A and series B preferred stock have the right to vote with the Company's common stock on most matters requiring shareholder votes. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes. The Company also has the right to redeem the new series A and series B preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

o Both the new senior notes and the new senior convertible notes mature on the fifth anniversary of issuance. The new series A and series B preferred stock must be redeemed on the fifth anniversary of issuance.

     Immediately following the closing of the financial restructuring transactions, the existing common shareholders owned approximately 54% of the equity of the Company. If all the new senior convertible notes had converted into series B preferred stock immediately on completion of the financial restructuring, the existing common shareholders would have owned approximately 30% of the equity of the Company (excluding any potential future dilution from the Company's management incentive plan).

     As a part of its financial restructuring, the Company also entered into a new senior secured credit facility with Ableco LLC ("Ableco") and The CIT/Group/Business Credit, Inc., a portion of which is being syndicated to the Company's prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the "Petrus Entities") and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the "Blum Entities"). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of holders of the Company's convertible notes due November 2006, with the right to designate one member of the Company's Board of Directors, and together with its affiliates, the Company's largest shareholder. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.

     PRG-Schultz USA, Inc., the Company's direct wholly-owned subsidiary (the "borrower"), is the primary borrower under the new senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The borrower's and all of the Company's other subsidiaries' obligations under the new senior secured credit facility are secured by liens on substantially all of the Company's assets (including the stock of our domestic subsidiaries and two-thirds of the stock of certain of our foreign subsidiaries).

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

     The term loan under the new senior secured credit facility may be repaid at the Company's option at any time; provided, that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the 2nd anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of our consolidated excess cash flow (which will be based on an adjusted EBITDA calculation), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.

     The Company's ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of the Company's eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at March 31, 2006.

     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at the Company's option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at the Company's option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on its revolving credit facility of 0.5%. The new senior secured credit facility also required the payment of commitment fees, closing fees and additional expense reimbursements of approximately $1.1 million at closing.

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

     TRANSACTION COSTS OF FINANCIAL RESTRUCTURING, INCLUDING EXCHANGE OFFER

     The Company's financial advisor, Rothschild Inc., was compensated with a monthly retainer of $0.1 million in addition to a fee of $1.5 million. In addition, the Company incurred significant legal fees as part of the financial restructuring. The Company paid certain expenses of the Ad Hoc Committee of noteholders, including a monthly retainer of $0.1 million to the Committee's financial advisor. The Company also paid the Ad Hoc Committee's legal fees and financial advisory fees of approximately $1.0 million. In total, the Company incurred approximately $9.7 million of transaction costs, including legal and financial advisory fees, in connection with the exchange offer and the financial restructuring, of which approximately $7.7 million was incurred in the first quarter of 2006.

     $10 MILLION BRIDGE LOAN

     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the "Petrus Entities") and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the "Blum Entities"). These agreements evidence a term loan to PRG-Schultz USA Inc., a wholly owned subsidiary of the Company (the "Borrower"), in an aggregate principal amount of $10 million. This loan was repaid upon closing of the new senior credit facility on March 17, 2006.

     NEW SENIOR INDEBTEDNESS

     The Company's prior senior credit facility with Bank of America (the "Lender") provided for revolving credit loans up to a maximum amount of $30.0 million, limited by the Company's accounts receivable balances. The prior senior credit facility provided for the availability of Letters of Credit subject to a $10.0 million sub-limit. The prior senior credit facility was retired and replaced by a new senior credit facility on March 17, 2006, in connection with the closing the exchange offer.

     As a part of its financial restructuring, the Company entered into a new senior secured credit facility with Ableco LLC ("Ableco") and The CIT/Group/Business Credit, Inc., a portion of which is being syndicated to the Company's prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the "Petrus Entities") and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the "Blum Entities"). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of holders of the Company's convertible notes due November 2006, with the right to designate one member of the Company's Board of Directors, and together with its affiliates, the Company's largest shareholder. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.

     PRG-Schultz USA, Inc., the Company's direct wholly-owned subsidiary, is the primary borrower under the new senior secured credit facility, and it and each of the Company's other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The Company's, the borrower's and all of the Company's other subsidiaries' obligations under the new senior secured credit facility are secured by liens on substantially all of the Company's assets (including the stock of the Company's domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries).

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

     The Company's ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer.

     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at the Company's option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at the Company's option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on the revolving credit facility of 0.5%. The new senior secured credit facility also required the payment of the lenders'
commitment fees, closing fees and additional expense reimbursements of approximately $1.0 million at closing.

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

     CRITICAL ACCOUNTING POLICIES

     Except as set forth below with respect to FAS 123(R), the Company's significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these accounting policies are considered "critical" to the portrayal of the Company's financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These "critical" accounting policies are identified and discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered "critical". The development, selection and evaluation of accounting estimates, including those deemed "critical," and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment." This pronouncement amended SFAS No. 123, "Accounting for Stock-Based Compensation," and superseded Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.

     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," under the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the three month period ended March 31, 2005 except for compensation amounts relating to grants of shares of restricted stock.

     The fair value of all time-vested options is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of market condition options (also known as path-dependent options) are estimated using the Monte Carlo simulations as of their date of grant. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management's opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

     RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                   2006            2005
                                                                                ------------    ------------
   Revenues...............................................................          100.0%         100.0%
   Cost of revenues.......................................................           70.6           64.7
                                                                                ------------    ------------
      Gross margin........................................................           29.4           35.3

   Selling, general and administrative expenses...........................           24.2           38.0
   Operational restructuring expenses.....................................            0.6             --
                                                                                ------------    ------------
      Operating income (loss).............................................            4.6           (2.7)

   Interest expense, net..................................................           (4.0)          (2.4)
   Loss on financial restructuring.......................................           (15.8)            --
                                                                                ------------    ------------
      Loss from continuing operations before income taxes and discontinued
          operations......................................................          (15.2)          (5.1)
   Income taxes...........................................................            1.0            0.9
                                                                                ------------    ------------
      Loss from continuing operations before discontinued operations......          (16.2)          (6.0)
      Earnings (loss) from discontinued operations........................            0.1           (0.5)
                                                                                ------------    ------------

            Net earnings (loss)...........................................          (16.1)%         (6.5)%
                                                                                ============    ============

     The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim.

     QUARTER ENDED MARCH 31, 2006 COMPARED TO THE CORRESPONDING PERIOD OF THE PRIOR YEAR

     ACCOUNTS PAYABLE SERVICES

     Revenues. Accounts Payable Services revenues for the three months ended March 31, 2006 and 2005 were as follows (in millions):

                                                                       2006            2005
                                                                    ------------    ------------
Domestic Accounts Payable Services revenue:
      Retail...............................................         $      31.1      $     35.5
      Commercial...........................................                 3.6             4.7
                                                                    ------------    ------------
                                                                           34.7            40.2
International Accounts Payable Services revenue............                21.0            24.7
                                                                    ------------    ------------
      Total Accounts Payable Services revenue..................     $      55.7      $     64.9
                                                                    ============    ============

     For the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005, the Company experienced a decline in total Accounts Payable Services revenues of approximately 14.2%. This trend is consistent with what the Company has been experiencing over the past several years and was primarily attributable to a general reduction in revenue from certain large audits because fewer claims were processed as a result of improved client processes. Revenues decreased as the Company's clients developed and strengthened their own internal audit capabilities as a substitute for the Company's services. Further, the Company's clients made fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company's accounts payable recovery process. These trends are expected to continue for the foreseeable future, and as a result, revenues from the Accounts Payable Services are expected to continue to decline for the foreseeable future.

     Revenues from the Company's domestic commercial Accounts Payable Services clients also declined during the first quarter of 2006 compared to the same period of 2005. The Company believes the market for providing disbursement audit services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is reaching maturity with fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the decline in performance for the commercial business, the Company has begun to intentionally reduce the number of commercial clients serviced based on profitability, and this trend is expected to continue. As a result of the foregoing, revenues from domestic commercial Accounts Payable Services are expected to continue to decline for the foreseeable future.

     Cost of Revenues ("COR"). COR consists principally of commissions paid or payable to the Company's auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR for the Company's domestic Accounts Payable Services operations are variable and will increase or decrease with increases and decreases in revenues. The COR support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. The Company's international Accounts Payable Services also have a portion of their COR, although less than domestic Accounts Payable Services, that will vary with revenues. The lower variability is due to the predominant use of salaried auditor compensation plans in most emerging-market countries.

     Accounts Payable Services COR for the three months ended March 31, 2006 and 2005 were as follows (in millions):

                                                            2006           2005
                                                          ----------    ------------
Domestic Accounts Payable Services COR............        $    22.9     $     24.8
International Accounts Payable Services COR.......             16.0           17.5
                                                          ----------    ------------
   Total Accounts Payable Services COR............        $    38.9     $     42.3
                                                          ==========    ============

     The dollar decrease in cost of revenues for the Accounts Payable Services was primarily due to lower revenues, during the first three months of 2006 when compared to the same period of the prior year. On a percentage basis, COR as a percentage of revenues from the Accounts Payable services increased to 69.8% for the three months ended March 31, 2006, up from 65.2% in 2005. The percentage variance is primarily related to the fixed versus variable expense components within this category.

     Selling, General, and Administrative Expenses ("SG&A"). SG&A expenses include the expenses of sales and marketing activities, information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. The SG&A support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. Due to the relatively fixed nature of the Company's SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.

     Accounts Payable Services SG&A for the three months ended March 31, 2006 and 2005 were as follows (in millions):

                                                            2006           2005
                                                          ----------    -----------
Domestic Accounts Payable Services SG&A...........        $     6.5     $     9.4
International Accounts Payable Services SG&A......              3.6           7.9
                                                          ----------    -----------
   Total Accounts Payable Services SG&A...........        $    10.1     $    17.3
                                                          ==========    ===========

     On a dollar basis, SG&A expenses decreased by $7.2 million or 41.6% for the Company's Accounts Payable Services operations, when compared to the same period of 2005. This reduction is primarily related to the Company's 2005 operational restructuring plan. When compared on a percentage basis to revenue, first quarter 2006 SG&A was 18.1% as compared to 26.7% in the first quarter of 2005.

     MERIDIAN

     Meridian's operating income for the three months ended March 31, 2006 and 2005 was as follows (in millions):

                                                               2006          2005
                                                            -----------   -----------
Revenues.............................................       $     9.8     $    10.2
Cost of revenues.....................................             7.4           6.3
Selling, general and administrative expenses.........             0.9           1.2
                                                            -----------   -----------
   Operating income..................................       $     1.5     $     2.7
                                                            ===========   ===========

     Revenues. Meridian recognizes revenue in its contingent fee based VAT reclaim operations on the cash basis in accordance with SAB No. 104. Based on the guidance in SAB No. 104, Meridian defers recognition of revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing VAT claims and transferred to Meridian's clients. Since Meridian has minimal influence over when the foreign governmental agencies make their respective VAT reimbursement payments, Meridian's revenues can vary markedly from period to period.

     Revenue generated by Meridian decreased by $0.4 million for the three months ended March 31, 2006 when compared to the same period of 2005. The revenue amounts for the three months ended March 31, 2006 were negatively impacted by $0.9 million due to exchange rate fluctuations relating to the weakening of the Euro, Meridian's functional currency, against the US dollar. Meridian is in the process of developing a number of new business services such as fee for work basis, accounts payable and employee expense processing for third parties, tax return processing for governmental departments, and Local Agent Services Division ("LASD") opportunities. The revenues from these services totalled $1.1 million for the quarter ended March 31, 2006 as compared to $0.8 million for the quarter ended March 31, 2005. Revenue from such new business services is expected to continue to increase throughout 2006.

     COR. COR consists principally of compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. COR for the Company's Meridian operations are largely fixed and, for the most part, will not vary significantly with changes in revenue.

     COR for the quarter ended March 31, 2006 were $7.4 million as compared to $6.3 million for the same period in the prior year. The increase is primarily related to increased headcount in the Dublin processing center, increases in commissions paid to joint venture partners, and consulting and IT costs related to Meridian's new business services.

     SG&A. Meridian's SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of Meridian's SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.

     On a dollar basis, the decrease in Meridian's SG&A for the quarter ended March 31, 2006 compared to 2005 decreased by $0.3 million. This was primarily related to lower expenses for professional fees related to the new business development in 2006 as compared to 2005.

     CORPORATE SUPPORT

     SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company's Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three months ended March 31, 2006 and 2005 (in millions):

                                                                   2006          2005
                                                                 ----------   ------------
     Selling, general and administrative expenses.........         $  4.9       $  10.1
                                                                 ==========   ============

On a dollar basis, Corporate Support SG&A expenses decreased by $5.2 million or 51.5% for the Corporate Support operations, when compared to the same period of 2005. This reduction is primarily related to the Company's 2005 operational restructuring plan. When compared on a percentage basis to consolidated revenue, for the quarter ended March 31, 2006, Corporate Support SG&A was 7.5% as compared to 13.4% for the quarter ended March 31, 2005.

     RESTRUCTURING EXPENSE

     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company's declining revenue trend over the previous two and one-half years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company's selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.

     The restructuring expense for the period ending March 31, 2006 and 2005 was as follows (in millions):

                                                                         2006            2005
                                                                      ------------    -----------
 Restructuring expense...........................................      $     0.4       $     --

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects the operational plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $2.0 million and $10.0 million in the three and twelve months ended December 31, 2005, respectively. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining payments will be paid out during the remainder of 2006. The restructuring plan includes operating lease exit costs that the Company expects to be incurred. As of December 31, 2005, the Company accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases. The Company did not record any new charges for either early termination costs or leasehold improvements as of March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

     DISCONTINUED OPERATIONS

     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. There were no classification changes to discontinued operations during the first quarter of 2006. The Company's 2005 Consolidated Financial Statements included in Item 1 have been reclassified to reflect these businesses as discontinued operations.

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

     Also during the first quarter of 2006 the Company received a payment of approximately $0.3 million related to the receipt of a portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business.

     Earnings (loss) from discontinued operations for the three months ended March 31, 2006 and 2005 as reported in the accompanying Condensed Consolidated Statements of Operations included in Item 1 includes the gains and losses related to the sales of discontinued business units as well as operating losses of $0.4 million and $0.6 million, respectively, related to the operations of these discontinued units. The net tax effect on earnings (loss) from discontinued operations is not significant. For the quarter ended March 31, 2006 the Company recognized net earnings (loss) from discontinued operations of $0.05 million, as compared to net earnings (loss) of $(0.4) million for the quarter ended March 31, 2005.

     OTHER ITEMS

     Debt Issuance Cost. In connection with the Company's completed financial restructuring and related transactions, the Company incurred professional fees and other transaction costs of approximately $9.7 million which will be capitalized and then amortized over the term of the new indebtedness.

     Interest Expense. Net interest expense was $2.6 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively. The Company's interest expense for the three months ended March 31, 2006 and 2005 was primarily comprised of interest expense and amortization of the discount related to the convertible notes and interest on borrowings outstanding under the senior bank credit facility.

     Net interest expense will increase significantly as a result of the Company's recently completed financial restructuring. The exchange of the convertible notes due November 2006 for the new senior convertible notes and new senior notes will initially result in additional annual interest expense of approximately $7.7 million. Such amount will increase in time as a result of the amortization of note discounts. Also, the Company has the option to pay interest on the new senior convertible notes in cash or in kind. If paid in kind, further increases in interest expense will occur. The Company also expects to incur additional interest expense on its new senior secured credit facility.

     Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended March 31, 2006 and 2005 consist of federal, state and foreign income taxes at the Company's effective tax rate. For the quarter ending March 31, 2006 the Company's tax expense was $0.7 million and $0.7million for the quarter ending March 31, 2005. The Company's effective tax rate approximated a negative 6.5% and a negative 17.9% for the three months ended March 31, 2006 and 2005, respectively. The change in the rate from 2006 as compared to 2005 is primarily related to the relative change in the income from operations.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $7.5 million in the first quarter of 2006, compared to $(2.7) million in the first quarter of 2005. Cash provided by operating activities during the three months ended March 31, 2006 was primarily the result of the Company's operating loss being offset by the non-cash charge related to the financial restructuring and a focus on the working capital requirements.

     Net cash used in investing activities was $(0.3) million in the first quarter of 2006 and $(1.9) million in the first quarter of 2005. Cash used in investing activities during the first quarter of 2006 and 2005 were primarily related to capital purchases.

     Net cash provided by (used in) financing activities was $(0.8) million in the first quarter of 2006 versus $7.0 million in the first quarter of 2005. The net cash used in financing activities during the three months ended March 31, 2006 related to the refinancing of the 4.75% Subordinated Convertible Notes and the payoff of the Bridge Loan. The net cash provided in the three months ended March 31, 2005 related primarily to net borrowings on the Company's revolving credit facility.

     Net cash provided by (used in) discontinued operations was $0.05 million and $(0.2) million during the three months ended March 31, 2006 and 2005, respectively. Cash provided by discontinued operations during the quarter ended March 31, 2006 was due to a $0.4 million receipt of a payment related to the sale of the Channel Revenue business and a $0.3 million receipt of a payment related to a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash used in discontinued operations during the quarter ended March 31, 2005 was partially offset by the receipt of a payment related to a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.

     As of March 31, 2006, the Company had cash and cash equivalents of $18.3 million, and no borrowings against the credit facility. For the quarter ending March 31, 2006, total debt included a $25.0 million variable rate term loan due 2010, $0.5 million of the 4.75% Subordinated Convertible Notes due 2006, $51.6 million in principal amount of 11.0% Senior Notes Due 2011, and $59.8 million in principal amount of 10.0% Senior Convertible Notes Due 2011. In addition, the Company had 124,485 shares of series A Convertible Preferred stock outstanding with an aggregate liquidation preference of $15.0 million that is due in 2011.

     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months; however, current projections reflect that the Company's core accounts payable business will continue to decline and the Company's new senior secured credit facility requires the Company to comply with specific financial ratios and other performance covenants. Therefore, the Company must successfully implement management's cost reduction plan and grow its other business lines in order to stabilize and increase revenues and improve profitability.

     TRANSACTION COSTS OF FINANCIAL RESTRUCTURING, INCLUDING EXCHANGE OFFER

     The Company's financial advisor, Rothschild Inc., was compensated with a monthly retainer of $0.1 million in addition to a fee of $1.5 million. In addition, the Company incurred significant legal fees as part of the financial restructuring. The Company paid certain expenses of the Ad Hoc Committee of noteholders, including a monthly retainer of $0.1 million to the Committee's financial advisor. The Company also paid the Ad Hoc Committee's legal fees and financial advisory fees of approximately $1.0 million. In total, the Company incurred approximately $9.7 million of transaction costs, including legal and financial advisory fees, in connection with the exchange offer and the financial restructuring, of which approximately $7.7 million was incurred in the first quarter of 2006.

     EXECUTIVE SEVERANCE PAYMENTS

     The March 16, 2006 amended severance agreements with the Company's former Chairman, President and CEO, John M. Cook, and the Company's former Vice Chairman, John M. Toma, call for total cash payments of $7.0 million. The cash payments to Mr. Cook began with a payment of $275,621 in April 2006 and will continue at $91,874 per month for 57 months. The cash payments to Mr. Toma began with a payment of $93,894 in April 2006 and will continue at $31,298 per month for 45 months. Additionally, under the amended separation agreements, beginning on or about February 1, 2007, the Company will reimburse Mr. Cook and Mr. Toma, until each reaches the age of 80, for the cost of health insurance for them and their respective spouses, provided that the reimbursement shall not exceed $25,000 (subject to CPI adjustment) for Mr. Cook and $20,000 (subject to CPI adjustment) for Mr. Toma. Finally, in April 2006, the Company reimbursed $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma in connection with the negotiation of amendments to their respective severance agreements. The Company's entering into the amendments to the severance agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company's exchange offer restructuring its bondholder debt and the closing on its replacement credit facility, both of which took place on March 17, 2006.

     BANKRUPTCY LITIGATION

     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust ("PCT") in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT's claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT's claims in the proceeding. In early December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company's settlement offer and the litigation is ongoing.

     OPERATIONAL RESTRUCTURING

     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company's declining revenue trend over the previous two and one-half years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company's selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects the operational plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $2.0 million and $10.0 million in the three and twelve months ended December 31, 2005, respectively. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining payments will be paid out during the remainder of 2006. The restructuring plan includes operating lease exit costs that the Company expects to be incurred. As of December 31, 2005, the Company accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases. The Company did not record any new charges for either early termination costs or leasehold improvements as of March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

     FRENCH TAXATION SERVICES SETTLEMENT

     On December 14, 2001, the Company consummated the sale of its French Taxation Services business ("ALMA"), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the "Parties") entered into a Settlement Agreement (the "Agreement") pursuant to which the Company paid a total of 3.4 million Euros on January 3, 2005 ($4.7 million at January 3, 2005 exchange rates), to resolve the buyer's warranty claims and a commission dispute with Meridian.

     CONTINGENT OBLIGATION TO REPAY INDUSTRIAL DEVELOPMENT AUTHORITY OF IRELAND GRANT

     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland ("IDA") in the sum of 1.4 million Euros ($1.6 million at September 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, then the grants are repayable in full. Meridian currently employs 229 permanent employees in Dublin, Ireland. The European Union ("EU") has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian's results of operations from its value-added tax business. If Meridian's results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever.

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

     PRINCIPAL PAYMENTS ON 4.75% SUBORDINATED CONVERTIBLE NOTES

     On November 26, 2006 the Company will be required to pay in full the remaining outstanding principal amount of its 4.75% Subordinated Convertible Notes. That amount is approximately $0.5 million.

     INTEREST PAYMENTS ON 11% SENIOR NOTES

     On September 15, 2006, the Company will be required to pay approximately $2.8 million in interest on its 11% Senior Notes.


FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company's future results of operations or of the Company's financial condition, (2) statements regarding the adequacy of the Company's current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company's exploration of strategic alternatives, (5), expectations regarding future accounts payable and Meridian revenue trends, (6) statements regarding the impact of potential regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:

o In four of the five annual periods ended December 31, 2005, we have incurred significant losses and we have not generated enough cash from operations to finance our business.

o Our current projections reflect that our core accounts payable recovery audit business will continue to decline.

o We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.

o Client and client vendor bankruptcies and financial difficulties could reduce our earnings.

o    Our strategic business initiatives may not be successful.

o Our failure to retain the services of key members of management and highly skilled personnel could adversely impact our continued success.

o    We rely on international operations for significant revenues.

o The market for providing disbursement audit services to commercial clients in the U.S. is rapidly declining.

o We may not be able to continue to compete successfully with other businesses offering recovery audit services, including client internal recovery audit departments.

o We have significant indebtedness and fixed obligations, and our operating cash flow may not be sufficient to satisfy these obligations.

o Our senior credit facility contains financial performance requirements, and there can be no guarantee that we will be able to satisfy those requirements.

o Proposed legislation by the European Union, if enacted as currently drafted, will have a materially adverse impact on Meridian's operations.

o Meridian's revenue recognition policy causes its revenues to vary markedly from period to period.

o Other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2005.

     There may be events in the future, however, that the Company cannot accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At March 31, 2006, we had a $25.0 million term loan outstanding which is variable-rate debt. The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). A hypothetical 100 basis point change in interest rates would result in an approximate $0.3 million change in annual interest expense. As of March 31, 2006, the Company had $15.0 million available for revolving loans under the new senior credit facility. No borrowings were outstanding under this revolving portion of the new credit facility at March 31, 2006. The interest rate on any outstanding balances on the revolving credit loan is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). Although there were no borrowings outstanding under the revolving portion of the credit facility at March 31, 2006, assuming $15.0 million of borrowings, a hypothetical 100 basis point change in interest rates would result in an approximate $0.2 million change in annual interest expense.

     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any such derivative financial instruments outstanding as of March 31, 2006 and December 31, 2005.


ITEM 4.  CONTROLS AND PROCEDURES

     The Company's management conducted an evaluation, with the participation of its Chairman, President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, because of unremediated material weaknesses in its internal control over financial reporting, as described in Item 9A of the Company's Form 10-K for the year ended December 31, 2005.

     There were no changes in internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. The material weaknesses reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 related to ineffective internal controls over revenue recognition and company level controls, including the expertise of the accounting and finance staff. During the quarter ended March 31, 2006, management made some progress in remediating certain aspects of the weaknesses reported, specifically in the hiring and training of affected personnel. However, other aspects of the weaknesses reported are still in the remediation process and appear to continue to constitute material weaknesses.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note H(1) of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.

ITEM 1A.  RISK FACTORS

     There have been no material changes in the risks facing the Company as described in the Company's Form 10-K for the year ended December 31, 2005.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company's senior credit facility entered into on March 17, 2006 prohibits the payment of any cash dividends on the Company's capital stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION

3.1            Restated    Articles   of   Incorporation   of   the   Registrant
               (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2002).

3.2 Amendment to Articles of Incorporation, effective March 16, 2006, as corrected (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on March 21, 2006).

3.3 Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2005).

4.1            Specimen Common Stock  Certificate  (incorporated by reference to
               Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 2001).

4.2            See  Restated   Articles  of  Incorporation  and  Bylaws  of  the
               Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3 Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended June 30, 2002.

4.4 Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant's Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5 First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2002).

4.6 Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant's Form 10-Q for the quarterly period ended September 30, 2002).

4.7 Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on November 14, 2005).

4.8 Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on November 30, 2005).

4.9 Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (Incorporated by Reference to Exhibit 4.9 to the Registrant's Report on Form 10-K for the year ended December 31, 2005).

4.10 Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the registrant's Form 8-K filed on March 23, 2006).

4.11 Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the registrant's Form 8-K filed on March 23,
               2006).

10.1           Amended and Restated Restructuring Support Agreement

10.2           Registration Rights Agreement dated March 17, 2006

10.3           Financing Agreement dated March 17, 2006

10.4           Security Agreement dated March 17, 2006

10.5*          2006 Performance Bonus Plan

10.6           First Amendment to Separation and Release  Agreement with John M.
               Cook dated March 16, 2006  (incorporated  by reference to Exhibit
               99.1 to the registrant's Form 8-K filed on March 22, 2006).

10.7           First Amendment to Separation and Release  Agreement with John M.
               Toma dated March 16, 2006  (incorporated  by reference to Exhibit
               99.2 to the registrant's Form 8-K filed on March 22, 2006).

10.8           Amendment to Investor Rights Agreement dated March 28, 2006

31.1 Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2006.

31.2 Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2006.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2006.

* Confidential treatment, pursuant to 17 CFR Secs. ss.ss. 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRG-SCHULTZ INTERNATIONAL, INC.

May 15, 2006                          By:            /s/ James B. McCurry
                                              ----------------------------------
                                                       James B. McCurry
                                               President, Chairman of the Board
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


May 15, 2006                          By:              /s/ PETER LIMERI
                                              ----------------------------------
                                                         Peter Limeri
                                                  Chief Financial Officer and
                                                           Treasurer
                                                 (Principal Financial Officer)