Form 10-Q/A
period 2006-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2006-05-18
CIK 1007330

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q/A
                               -------------------


     (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                              OR

         [  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM ____________ TO __________

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

     |_| Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

     Common shares of the registrant outstanding at April 30, 2006 were 63,588,944.

                         PRG-SCHULTZ INTERNATIONAL, INC.

                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                      INDEX

                                                                                                           PAGE NO.

PART I.      Financial Information

             Item 1.   Financial Statements (Unaudited).......................................................1

                       Condensed Consolidated Statements of Operations for the Three Months Ended             1
                           March 31, 2006 and 2005............................................................

                       Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.......2

                       Condensed Consolidated Statements of Cash Flows for the Three Months Ended             3
                           March 31, 2006 and 2005............................................................

                       Notes to Condensed Consolidated Financial Statements...................................4

             Item 2.     Management's Discussion and Analysis of Financial Condition and Results of           16
                           Operations.........................................................................

             Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................30

             Item 4.   Controls and Procedures................................................................31

PART II.     Other Information

             Item 1.   Legal Proceedings......................................................................32

             Item 1A.  Risk Factors...........................................................................32

             Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds............................32

             Item 3.   Defaults Upon Senior Securities........................................................32

             Item 4.   Submission of Matters to a Vote of Security Holders....................................32

             Item 5.   Other Information......................................................................32

             Item 6.   Exhibits...............................................................................33

Signatures....................................................................................................35

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
                                                                                   ==============    ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               MARCH 31,        DECEMBER 31,
                                                                                                  2006              2005
                                                                                              -------------    ---------------
                                               ASSETS
Current assets:
   Cash and cash equivalents (Note F).....................................................    $     18,265     $     11,848
   Restricted cash .......................................................................           3,495            3,096
   Receivables:
     Contract receivables, less allowances of $2,297 in 2006 and $2,717 in 2005...........
          Billed..........................................................................          32,852           43,591
          Unbilled........................................................................           9,193            9,608
                                                                                              -------------    ---------------
                                                                                                    42,045           53,199

     Employee advances and miscellaneous receivables, less allowances of $2,796 in 2006
       and $2,974 in 2005.................................................................           2,400            2,737
                                                                                              -------------    ---------------
          Total receivables...............................................................          44,445           55,936
                                                                                              -------------    ---------------
   Funds held for client obligations......................................................          31,701           32,479
   Prepaid expenses and other current assets..............................................           3,561            3,113
   Deferred income taxes .................................................................              --               67
                                                                                              -------------    ---------------
          Total current assets............................................................         101,467          106,539
                                                                                              -------------    ---------------

Property and equipment, at cost............................................................         82,366           81,779
   Less accumulated depreciation and amortization.........................................         (67,055)         (64,326)
                                                                                              -------------    ---------------
          Property and equipment, net.....................................................          15,311           17,453
                                                                                              -------------    ---------------
Goodwill.................................................................................            4,600            4,600
Intangible assets, less accumulated amortization of $5,800 in 2006 and $5,453 in 2005....           24,100           24,447
Unbilled receivables.....................................................................            2,460            2,789
Deferred income taxes....................................................................              534              530
Other assets.............................................................................           10,669            5,704
                                                                                              -------------    ---------------
                                                                                              $    159,141      $   162,062
                                                                                              =============    ===============
                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Obligations for client payables........................................................    $     31,701     $     32,479
   Accounts payable and accrued expenses..................................................          21,690           22,362
   Accrued payroll and related expenses...................................................          35,058           44,031
   Refund liabilities.....................................................................          10,981           11,741
   Deferred revenue.......................................................................           4,958            4,583
   Convertible notes, net of unamortized discount of $3 in 2006 and $4 in 2005 (Note G)...             467              466
                                                                                              -------------    ---------------
          Total current liabilities.......................................................         104,855          115,662

Convertible notes, net of unamortized discount of $929 in 2005 (Note G)...................              --          123,601
Senior notes, net of unamortized discount of $8,619 in 2006 (Note G)......................          43,017               --
Senior convertible notes, including unamortized premium of $5,321 in 2006 (Note G)........          65,095               --
Other debt obligations (Note G)...........................................................          25,000           16,800
Deferred compensation.....................................................................             990            1,388
Refund liabilities........................................................................           1,799            1,785
Other long-term liabilities...............................................................           5,135            5,191
                                                                                              -------------    ---------------
   Total liabilities......................................................................         245,891          264,427
                                                                                              -------------    ---------------
Mandatorily redeemable participating preferred stock (Note G).............................          14,987               --
Shareholders' equity (deficit) (Notes C and G):
   Common stock, no par value; $.001 stated value per share. Authorized 200,000,000
      shares; issued 67,895,844 shares in 2006 and 67,876,832 shares in 2005..............              68               68
   Additional paid-in capital.............................................................         505,675          494,826
   Accumulated deficit....................................................................        (561,013)        (550,719)
   Accumulated other comprehensive income.................................................           2,243            2,400
   Treasury stock, at cost; 5,764,525 shares in 2006 and 2005.............................         (48,710)         (48,710)
   Unamortized portion of restricted stock compensation expense...........................              --             (230)
                                                                                              -------------    ---------------
         Total shareholders' equity (deficit).............................................        (101,737)        (102,365)
                                                                                              -------------    ---------------
 Commitments and contingencies (Note H)...................................................     $   159,141     $    162,062
                                                                                              =============    ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                      -------------------------------
                                                                                          2006              2005
                                                                                      --------------    -------------
Cash flows from operating activities:
  Net loss......................................................................      $   (10,294)      $   (4,896)
  (Earnings) loss from discontinued operations..................................              (49)             373
                                                                                      --------------    -------------
  Loss from continuing operations...............................................          (10,343)          (4,523)
  Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
     Loss on financial restructuring............................................           10,129                -
     Depreciation and amortization..............................................            2,856            3,937
     Amortization of stock and stock option compensation expense................              367               69
     Amortization of debt discounts and deferred costs..........................              245              169
     Gain on sale of property, plant and equipment..............................               (6)              (3)
     Deferred income taxes......................................................               63                -
     Income tax benefit relating to stock option exercises......................                -                1
     Changes in assets and liabilities:
       Restricted cash..........................................................             (334)             (27)
       Billed receivables.......................................................           11,298           12,582
       Unbilled receivables.....................................................              744              834
       Prepaid expenses and other current assets................................             (412)          (1,535)
       Other assets.............................................................            2,136             (237)
       Accounts payable and accrued expenses....................................              844           (2,618)
       Accrued payroll and related expenses.....................................           (9,202)          (6,808)
       Refund liability.........................................................             (746)          (1,000)
       Deferred revenue.........................................................              290           (1,910)
       Deferred compensation expense............................................             (398)            (817)
       Other long-term liabilities..............................................              (57)            (293)
                                                                                      --------------    -------------
           Net cash provided by (used in) operating activities..................            7,474           (2,179)
                                                                                      --------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment, net of sale proceeds.....................             (302)          (1,906)
                                                                                      --------------    -------------
           Net cash used in investing activities................................             (302)          (1,906)
                                                                                      --------------    -------------
Cash flows from financing activities:
  Net borrowings of debt........................................................            8,200            6,300
  Issuance costs of preferred stock.............................................           (1,281)               -
  Payments for deferred loan cost...............................................           (7,750)               -
  Net proceeds from common stock issuances......................................                -              692
                                                                                      --------------    -------------
           Net cash provided by (used in) financing activities..................             (831)           6,992
                                                                                      --------------    -------------
Cash flows from discontinued operations:
    Operating cash flows........................................................             (430)            (471)
     Investing cash flows.......................................................              485              234
                                                                                      --------------    -------------
                 Net cash provided by (used in) discontinued operations.........               55             (237)
                                                                                      --------------    -------------
Effect of exchange rates on cash and cash equivalents...........................               21             (649)
                                                                                      --------------    -------------
           Net increase in cash and cash equivalents............................            6,417            2,021
Cash and cash equivalents at beginning of period................................           11,848           12,596
                                                                                      --------------    -------------
Cash and cash equivalents at end of period......................................       $   18,265        $  14,617
                                                                                      ==============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................................       $      310        $     189
                                                                                      ==============    =============
  Cash paid during the period for income taxes, net of refunds..................       $      386        $     196
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

     For time-vested option grants which resulted in compensation expense recognition, the Company used the following assumptions in its Black-Scholes valuation models: volatility - 68.4% to 69.2%, risk-free interest rates - 3.9% to 4.5%, expected term - 5 years. For market based option grants which resulted in compensation expense recognition, the following assumptions were used in a Monte Carlo simulation valuation model: volatility - variable term structure - 40.6% to 74.8%, risk-free interest rate - variable term structure based on spot rate curve of U.S. treasury securities, expected term - 4.7 years to 5.6 years, median vesting period - 1.9 years to 3.8 years.

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

     During 2005, the Company also made inducement option grants outside of its stock compensation plans to Mr. James B. McCurry and Mr. David A. Cole. Mr. McCurry's options were granted in two tranches, the first of which, pertaining to 500,000 shares, vested in December 2005. The second tranche is subject to specific performance criteria and becomes exercisable in three tiers of 500,000 shares each, as follows: Tier 1 will become exercisable at any time after July 29, 2006, if the closing market price per share of the Company's Common Stock is $4.50 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 will become exercisable at any time after July 29, 2007, if the closing market price per share of the Company's Common Stock is $6.50 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 will become exercisable at any time after July 29, 2008, if the closing market price per share of the Company's Common Stock is $8.00 or higher for 45 consecutive trading days after July 29, 2008. These options expire July 29, 2012 and have an exercise price equal to the closing price of the common stock on NASDAQ on July 29, 2005.

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

     On December 15, 2005, the Company's Compensation Committee of the Board of Directors authorized the immediate vesting of all outstanding unvested time-vesting options that had option prices that were out of the money as of such date (the "underwater" stock options). This action accelerated the vesting of 2,637,616 options as of November 30, 2005. The accelerated options had option prices that ranged from $3.16 per share to $17.25 per share and a weighted average option price per share of $4.97. The Compensation Committee's decision to accelerate the vesting of these "underwater" stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company's adoption of SFAS No. 123(R), "Share Based Payment." By accelerating the vesting of the underwater options, the Company estimates compensation expense will be approximately $2.4 million, $1.2 million and $0.5 million lower in 2006, 2007 and 2008, respectively, than if the options were not vested.

     During the three-month period ended March 31, 2006, the stock-based charge in connection with the expensing of stock options was $0.3 million. As of March 31, 2006, there was $2.8 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.32 years. No options were granted or exercised during the three-month period ended March 31, 2006.

     The following table summarizes information about stock options outstanding at March 31, 2006:

                                    NUMBER          WEIGHTED-       WEIGHTED-        AGGREGATE
                                   OF SHARES         AVERAGE         AVERAGE         INTRINSIC
                                    SUBJECT         REMAINING       EXERCISE           VALUE
                                   TO OPTION          LIFE            PRICE        (IN MILLIONS)
                                 --------------   --------------  --------------   ---------------
    Exercisable                      6,896,803    2.21 years         $     8.60       $        --
    Non-vested                       2,300,000    6.39 years         $     2.53       $       0.2
                                 --------------                                    ---------------
    Total                            9,196,803    3.26 years         $     7.08       $       0.2
                                 ==============                                    ===============

     The weighted-average grant date fair value of nonvested options outstanding as of March 31, 2006 was $1.62.

     Non-vested stock awards representing 240,000 shares in the aggregate of the Company's common stock were granted to six of the Company's officers in February 2005 and 25,000 shares were granted to a senior management employee in March 2005. The total 265,000 non-vested shares granted were subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. As of March 31, 2006, former employees had cumulatively forfeited 200,000 non-vested common shares. Over the remaining life of the remaining 65,000 non-vested common shares, the Company will recognize $0.2 million in compensation expense before any future forfeitures.

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

     The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any inter-segment revenues. Segment information for the three months ended March 31, 2006 and 2005 is as follows (in thousands):

                                                           ACCOUNTS
                                                           PAYABLE                      CORPORATE
                                                           SERVICES       MERIDIAN       SUPPORT          TOTAL
                                                          -----------     ----------    -----------     -----------
THREE MONTHS ENDED MARCH 31, 2006
  Revenues...........................................     $   55,715      $   9,823     $      --        $  65,538

     Operating income (loss).........................          6,962          1,468        (5,451)           2,979

THREE MONTHS ENDED MARCH 31, 2005
  Revenues...........................................     $   64,926      $  10,221     $      --        $  75,147

     Operating income (loss).........................          5,420          2,686       (10,132)          (2,026)

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

     The aggregate fair value of the new instruments issued exceeded the book value of the exchanged Convertible Subordinated Notes by $10.1 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. The Company incurred $1.3 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $5.1 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount has been capitalized and will be amortized over the term of the notes.

     The excess of the fair value of the preferred stock over its stated liquidation (redemption) value was credited to additional paid-in capital. The excess of the principal balance of the new senior notes over their fair value was recorded as a note discount and will be amortized on the interest method over the term of the notes. The excess of the fair value of the new senior convertible notes over their principal balance was recorded as a note premium and will be amortized over the term of the notes.

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

     The Borrower is the primary user under the new senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The Company's, the Borrower's and all of the Company's other subsidiaries' obligations under the new senior secured credit facility are secured by liens on substantially all of its assets (including the stock of the Company's domestic subsidiaries and two-thirds of the stock of certain of the Company's foreign subsidiaries).

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

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects the operational plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the three months ended March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

     The following table summarizes activity associated with the workforce reduction and restructuring liabilities (in thousands) as of March 31, 2006:

                                            ACCOUNTS                        CORPORATE
                                             PAYABLE        MERIDIAN         SUPPORT          TOTAL
                                            ----------      ---------       ----------       ---------
Balance as of December 31, 2005             $   2,567       $    383        $   5,266        $  8,216
Severance accruals                               (123)            --              531             408
Cash payments                                    (825)           (38)          (2,215)         (3,078)
                                            ----------      ---------       ----------       ---------

Balance as of March 31, 2006                $   1,619       $    345        $   3,582        $  5,546
                                            ----------      ---------       ----------       ---------

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

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Almost all of the planned savings are expected to come in the area of selling, general and administrative expenses and only a small percentage of the Company's auditor staff will be directly impacted by the reductions. The Company expects the operational plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the three months ended March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.


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

     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," under the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the three month period ended March 31, 2005 except for compensation amounts relating to grants of shares of non-vested common stock.

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

     RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                ----------------------------
                                                                                   2006            2005
                                                                                ------------    ------------
   Revenues...............................................................           100.0%         100.0%
   Cost of revenues.......................................................            70.6           64.7
                                                                                ------------    ------------
      Gross margin........................................................            29.4           35.3

   Selling, general and administrative expenses...........................            24.2           38.0
   Operational restructuring expenses.....................................             0.6             --
                                                                                ------------    ------------
      Operating income (loss).............................................             4.6           (2.7)

   Interest expense, net..................................................            (3.9)          (2.4)
   Loss on financial restructuring........................................           (15.5)            --
                                                                                ------------    ------------
      Loss from continuing operations before income taxes and discontinued
          operations......................................................           (14.8)          (5.1)
   Income taxes...........................................................             1.0            0.9
                                                                                ------------    ------------
      Loss from continuing operations before discontinued operations......           (15.8)          (6.0)
   Earnings (loss) from discontinued operations...........................             0.1           (0.5)
                                                                                ------------    ------------

            Net earnings (loss)...........................................           (15.7)%         (6.5)%
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

                                                                         2006            2005
                                                                      ------------    -----------
 Restructuring expense.........................................          $   0.4        $    --

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

     OTHER ITEMS

     Debt Issuance Cost. In connection with the Company's completed financial restructuring and related transactions, the Company incurred professional fees and other transaction costs of approximately $7.7 million which will be capitalized and then amortized over the term of the new indebtedness.

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

     Income Tax Expense (Benefit). The provisions for income taxes for the quarters ended March 31, 2006 and 2005 consist of federal, state and foreign income taxes at the Company's effective tax rate. For the quarter ending March 31, 2006 the Company's tax expense was $0.7 million and $0.7million for the quarter ending March 31, 2005. The Company's effective tax rate approximated a negative 6.7% and a negative 17.9% for the three months ended March 31, 2006 and 2005, respectively. The change in the rate from 2006 as compared to 2005 is primarily related to the relative change in the income from operations.

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

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects the operational plan to be fully implemented by June 30, 2006, and the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of March 31, 2006 a total of $5.6 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the three months ended March 31, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

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

                                      PRG-SCHULTZ INTERNATIONAL, INC.

May 18, 2006                          By:            /s/ James B. McCurry
                                              ----------------------------------
                                                       James B. McCurry
                                               President, Chairman of the Board
                                                  and Chief Executive Officer
                                                 (Principal Executive Officer)


May 18, 2006                          By:              /s/ Peter Limeri
                                              ----------------------------------
                                                         Peter Limeri
                                                  Chief Financial Officer and
                                                           Treasurer
                                                 (Principal Financial Officer)