Form 10-Q
period 2006-06-30
PRG SCHULTZ INTERNATIONAL INC
filed 2006-08-08
CIK 1007330

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     Common shares of the registrant outstanding at July 31, 2006 were 65,117,547.

                         PRG-SCHULTZ INTERNATIONAL, INC.

                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                      INDEX


                                                                                                           PAGE NO.

PART I.      Financial Information

             Item 1.   Financial Statements...................................................................1

                       Condensed Consolidated Statements of Operations for the Three and
                           Six Months Ended June 30, 2006 and 2005............................................1

                       Condensed Consolidated Balance Sheets as of June 30, 2006 and
                           December 31, 2005..................................................................2

                       Condensed Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 2006 and 2005.......................................................3

                       Notes to Condensed Consolidated Financial Statements...................................4

             Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                           Operations.........................................................................16

             Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................32

             Item 4.   Controls and Procedures................................................................33

PART II.     Other Information

             Item 1.   Legal Proceedings......................................................................34

             Item 1A.  Risk Factors...........................................................................34

             Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds............................34

             Item 3.   Defaults Upon Senior Securities........................................................34

             Item 4.   Submission of Matters to a Vote of Security Holders....................................34

             Item 5.   Other Information......................................................................34

             Item 6.   Exhibits...............................................................................35

Signatures....................................................................................................37

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                     JUNE 30,                           JUNE 30,
                                                          -------------------------------   ---------------------------------
                                                              2006             2005             2006                2005
                                                          -------------    --------------   --------------   ----------------

Revenues.............................................     $   65,308         $  78,162      $   130,846           $ 153,309
Cost of revenues.....................................         47,267            50,997           93,546              99,592
                                                          -------------    --------------   --------------   ----------------
   Gross margin......................................         18,041            27,165           37,300              53,717

Selling, general and administrative expenses.........         14,713            31,259           30,585              59,837
Operational restructuring expense (Note H)...........          1,580                --            1,988                  --
                                                          -------------    --------------   --------------   ----------------
   Operating income (loss)...........................          1,748            (4,094)           4,727              (6,120)
                                                          -------------    --------------   --------------   ----------------

Interest expense, net................................         (4,269)           (2,061)          (6,812)             (3,871)
Loss on financial restructuring (Note G).............             --                --          (10,129)                 --
                                                          -------------    --------------   --------------   ----------------
   Loss from continuing operations before income
      taxes and discontinued operations..............         (2,521)           (6,155)         (12,214)             (9,991)
Income taxes.........................................            338               412              988               1,099
                                                          -------------    --------------   --------------   ----------------

   Loss from continuing operations before
      discontinued operations........................         (2,859)           (6,567)         (13,202)            (11,090)

Discontinued operations (Note B):
   Earnings (loss) from discontinued operations......           (786)              275             (737)                (98)
                                                          -------------    --------------   --------------   ----------------
        Net loss.....................................     $   (3,645)        $  (6,292)     $   (13,939)          $ (11,188)
                                                          =============    ==============   ==============   ================

Basic and diluted loss per common share:
   Loss from continuing operations before
      discontinued operations........................     $    (0.05)        $   (0.10)     $     (0.22)          $   (0.18)
   Discontinued operations...........................          (0.01)               --            (0.01)                 --
                                                          -------------    --------------   --------------   ----------------
        Net loss.....................................     $    (0.06)        $   (0.10)     $     (0.23)          $   (0.18)
                                                          =============    ==============   ==============   ================

Weighted-average common shares outstanding (Note C ):
   Basic.............................................         63,879             61,997          62,996              61,987
                                                          =============    ==============   ==============   ================
   Diluted...........................................         63,879             61,997          62,996              61,987
                                                          =============    ==============   ==============   ================


     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               JUNE 30,         DECEMBER 31,
                                                                                                 2006               2005
                                                                                             (UNAUDITED)
                                                                                            ---------------    ---------------
                                             ASSETS
Current assets:
   Cash and cash equivalents (Note F).....................................................     $ 18,595           $ 11,848
   Restricted cash .......................................................................        3,718              3,096
   Receivables:
     Contract receivables, less allowances of $2,379 in 2006 and $2,717 in 2005...........
          Billed..........................................................................       34,522             43,591
          Unbilled........................................................................        9,141              9,608
                                                                                            ---------------    ---------------
                                                                                                 43,663             53,199
     Employee advances and miscellaneous receivables, less allowances of $1,720 in 2006
       and $2,974 in 2005.................................................................        2,050              2,737
                                                                                            ---------------    ---------------
          Total receivables...............................................................       45,713             55,936
                                                                                            ---------------    ---------------
   Funds held for client obligations......................................................       43,836             32,479
   Prepaid expenses and other current assets..............................................        3,486              3,113
   Deferred income taxes .................................................................           --                 67
                                                                                            ---------------    ---------------
          Total current assets............................................................      115,348            106,539
                                                                                            ---------------    ---------------

Property and equipment, at cost...........................................................       83,641             81,779
   Less accumulated depreciation and amortization.........................................      (70,421)           (64,326)
                                                                                            ---------------    ---------------
          Property and equipment, net.....................................................       13,220             17,453
                                                                                            ---------------    ---------------
Goodwill..................................................................................        4,600              4,600
Intangible assets, less accumulated amortization of $6,146 in 2006 and $5,453 in 2005.....       23,754             24,447
Unbilled receivables......................................................................        2,574              2,789
Deferred income taxes.....................................................................          416                530
Other assets..............................................................................       10,955              5,704
                                                                                            ---------------    ---------------
                                                                                               $170,867           $162,062
                                                                                            ===============    ===============
                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Obligations for client payables........................................................     $ 43,836           $ 32,479
   Accounts payable and accrued expenses..................................................       21,751             22,362
   Accrued payroll and related expenses...................................................       38,097             44,031
   Refund liabilities.....................................................................       10,522             11,741
   Deferred revenue.......................................................................        4,542              4,583
   Convertible notes, net of unamortized discount of $2 in 2006 and $4 in 2005 (Note G)...          468                466
   Current portion of other debt obligations (Note G).....................................          250                 --
                                                                                            ---------------    ---------------
          Total current liabilities.......................................................      119,466            115,662

Convertible notes, net of unamortized discount of $929 in 2005 (Note G)...................           --            123,601
Senior notes, net of unamortized discount of $8,320 in 2006 (Note G)......................       43,316                 --
Senior convertible notes, including unamortized premium of $5,097 in 2006 (Note G)........       64,871                 --
Other debt obligations (Note G)...........................................................       24,750             16,800
Deferred compensation.....................................................................          841              1,388
Refund liabilities........................................................................        1,700              1,785
Other long-term liabilities...............................................................        5,026              5,191
                                                                                            ---------------    ---------------
   Total liabilities......................................................................      259,970            264,427
                                                                                            ---------------    ---------------
Mandatorily redeemable participating preferred stock (Note G).............................       14,460                 --
Shareholders' equity (deficit) (Notes C and G):
   Common stock, no par value; $.001 stated value per share. Authorized 200,000,000
      shares; issued 70,882,072 shares in 2006 and 67,876,832 shares in 2005..............           71                 68
   Additional paid-in capital.............................................................      506,567            494,826
   Accumulated deficit....................................................................     (564,658)          (550,719)
   Accumulated other comprehensive income.................................................        3,167              2,400
   Treasury stock, at cost; 5,764,525 shares in 2006 and 2005.............................      (48,710)           (48,710)
   Unamortized portion of restricted stock compensation expense...........................           --               (230)
                                                                                            ---------------    ---------------
         Total shareholders' equity (deficit).............................................     (103,563)          (102,365)
Commitments and contingencies (Note H)....................................................    $ 170,867          $ 162,062
                                                                                            ===============    ===============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                                 PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)
                                                 (IN THOUSANDS)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                      -------------------------------
                                                                                          2006              2005
                                                                                      --------------    -------------
Cash flows from operating activities:
  Net loss......................................................................         $ (13,939)       $ (11,188)
  Loss from discontinued operations.............................................               737               98
                                                                                      --------------    -------------
  Loss from continuing operations...............................................           (13,202)         (11,090)
  Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
     Loss on financial restructuring............................................            10,129                -
     Depreciation and amortization..............................................             5,724            7,516
     Amortization of stock and stock option compensation expense................               734              196
     Amortization of debt discounts and deferred costs..........................               578              502
     Gain on sale of property, plant and equipment..............................                (6)               -
     Deferred income taxes......................................................               181                -
     Changes in assets and liabilities:
       Restricted cash..........................................................              (391)            (157)
       Billed receivables.......................................................            10,658           11,153
       Unbilled receivables.....................................................               682            1,199
       Prepaid expenses and other current assets................................              (269)          (2,547)
       Other assets.............................................................             1,796             (343)
       Accounts payable and accrued expenses....................................                54           (5,013)
       Accrued payroll and related expenses.....................................            (6,777)          (5,341)
       Refund liability.........................................................            (1,304)          (2,301)
       Deferred revenue.........................................................              (347)          (1,660)
       Deferred compensation expense............................................              (547)            (767)
       Other long-term liabilities..............................................              (165)            (367)
                                                                                      --------------    -------------
           Net cash provided by (used in) operating activities..................             7,528           (9,020)
                                                                                      --------------    -------------
Cash flows from investing activities:
  Purchases of property and equipment, net disposals............................              (483)          (3,542)
                                                                                      --------------    -------------
           Net cash used in investing activities................................              (483)          (3,542)
                                                                                      --------------    -------------
Cash flows from financing activities:
  Net borrowings of debt........................................................             8,200           12,500
  Issuance costs of preferred stock.............................................            (1,281)               -
  Payments for deferred loan cost...............................................            (7,750)               -
  Net proceeds from common stock issuances......................................                 -              772
                                                                                      --------------    -------------
           Net cash provided by (used in) financing activities..................              (831)          13,272
                                                                                      --------------    -------------
Cash flows from discontinued operations:
    Operating cash flows........................................................              (973)             (85)
    Investing cash flows........................................................               604              234
                                                                                      --------------    -------------
                 Net cash provided by (used in) discontinued operations.........              (369)             149
                                                                                      --------------    -------------
Effect of exchange rates on cash and cash equivalents...........................               902           (1,213)
                                                                                      --------------    -------------
           Net increase (decrease) in cash and cash equivalents.................             6,747             (354)
Cash and cash equivalents at beginning of period................................            11,848           12,596
                                                                                      --------------    -------------
Cash and cash equivalents at end of period......................................         $  18,595        $  12,242
                                                                                      ==============    =============

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest......................................         $   1,093        $   3,343
                                                                                      ==============    =============
  Cash paid during the period for income taxes, net of refunds..................         $     951        $     707
                                                                                      ==============    =============

     See accompanying Notes to Condensed Consolidated Financial Statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

     Disclosures included herein pertain to the Company's continuing operations unless otherwise noted.

     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2005.

     (1) STOCK-BASED COMPENSATION

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

     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," under the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the three-month or six-month periods ended June 30, 2005 except for compensation amounts relating to grants of shares of non-vested stock (see Note C).

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation, using the straight-line method, for periods prior to January 1, 2006 (in thousands, except for pro forma net loss per share information):

                                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                    JUNE 30, 2005              JUNE 30, 2005
                                                                -----------------------    -----------------------

   Net loss before pro forma effect of compensation
     expense recognition provisions of SFAS No.123 .........             $(6,292)                    $(11,188)
   Pro forma effect of compensation expense
     recognition provisions of SFAS No. 123, net of
     income taxes of $(441) and $(1,091)....................                (682)                      (1,685)
                                                                      ------------             ----------------
   Pro forma net loss.......................................             $(6,974)                    $(12,873)
                                                                      ============             ================
   Pro forma net earnings (loss) per share:
   Basic and diluted - as reported..........................             $ (0.10)                     $ (0.18)
                                                                      ============             ================
   Basic and diluted - pro forma............................             $ (0.11)                     $ (0.21)
                                                                      ============             ================

     In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-month and six-month periods ended June 30, 2005, 16.1 million shares related to the convertible notes were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.

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

     (2) NEW ACCOUNTING STANDARDS

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing and evaluating the impact this Interpretation will have on its financial statements.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


NOTE B - DISCONTINUED OPERATIONS

     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which $2.2 million had been cumulatively received through June 30, 2006. During the first quarters of 2006 and 2005, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million and $0.2 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business. No gains or losses were recognized during the second quarter of 2006 or 2005.

     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company's Consolidated Financial Statements have been reclassified to reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented. The South Africa and Japan Accounts Payable Services business units were closed during 2005.

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

     On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During the three-month and six-month periods ended June 30, 2006, the Company recognized losses of $0.2 million and $0.4 million, respectively, relating to the anticipated sale of the Airline business unit.

     Earnings (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2006 and 2005 as reported in the accompanying Condensed Consolidated Statements of Operations includes the gains and losses related to the sales of discontinued business units as well as operating income or loss related to the operations of these discontinued units. The net tax effect on earnings (loss) from discontinued operations is not significant.

     The following table summarizes earnings and losses from discontinued operations for the three and six-month periods ended June 30, 2006 and 2005 (in millions):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                       ENDED                         ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                 2006           2005           2006          2005
                                                             -----------    -----------    -----------   ------------
 Operating income (loss) from discontinued operations.....    $   (0.6)        $  0.3        $  (0.9)       $   (0.3)
 Gain (loss) on disposal of discontinued operations.......        (0.2)            --            0.2             0.2
                                                             ------------   -----------    -----------   ------------
   Earnings (loss) from discontinued operations...........    $   (0.8)        $  0.3        $  (0.7)       $   (0.1)
                                                             ============   ===========    ===========   ============

NOTE C - STOCK COMPENSATION PLANS

     Prior to January 1, 2006, the Company had two stock compensation plans: (1) the Stock Incentive Plan and (2) the HSA Acquisition Stock Option Plan; and also had an employee stock purchase plan.

     The Company's Stock Incentive Plan, as amended, authorized the grant of options or other stock based awards, with respect to up to 12,375,000 shares of the Company's common stock to key employees, directors, consultants and advisors. The majority of options granted through June 30, 2006 had 5-year terms and vested and became fully exercisable on a ratable basis over four or five years of continued employment.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     During 2005, the Company made inducement option grants outside of its stock compensation plans to Mr. James B. McCurry. Mr. McCurry's options were granted in two tranches, the first of which, pertaining to 500,000 shares, vested in December 2005. The second tranche is subject to specific performance criteria and becomes exercisable in three tiers of 500,000 shares each, as follows: Tier 1 will become exercisable at any time after July 29, 2006, if the closing market price per share of the Company's Common Stock is $4.50 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 will become exercisable at any time after July 29, 2007, if the closing market price per share of the Company's Common Stock is $6.50 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 will become exercisable at any time after July 29, 2008, if the closing market price per share of the Company's Common Stock is $8.00 or higher for 45 consecutive trading days after July 29, 2008. These options expire July 29, 2012 and have an exercise price equal to the closing price of the common stock on NASDAQ on July 29, 2005.

     During 2005, the Company also made option grants to Mr. David A. Cole. Mr. Cole received a non-qualified option to purchase 450,000 shares of the common stock of the Company at an exercise price of $3.16 per share, equal to the closing price of the Company's common stock on the Nasdaq National Market on July 29, 2005. The terms of Mr. Cole's option grant are as follows: the time-vesting tranche of his option, representing the right to purchase 150,000 shares, will become exercisable on the earlier of the 2006 annual meeting of shareholders and June 30, 2006, and the performance-vesting tranche, representing the balance of his option, will be exercisable as follows: (a) Tier 1, representing the right to purchase 100,000 shares, will become exercisable at any time after the earlier of the 2006 annual meeting of shareholders and June 30, 2006 (the "2006 Vesting Date"), if the Company attains a specified target Common Stock trading price for 45 consecutive trading days after the 2006 Vesting Date; (b) Tier 2, representing the right to purchase an additional 100,000 shares, will become exercisable at any time after the 2006 Vesting Date, if the Company attains a specified target Common Stock trading price for 45 consecutive trading days after the 2006 Vesting Date; and (c) Tier 3, representing the right to purchase an additional 100,000 shares, will become exercisable at any time after the earlier of the 2007 annual meeting of shareholders and June 30, 2007 (the "2007 Vesting Date"), if the Company attains a specified target Common Stock trading price for 45 consecutive trading days after the 2007 Vesting Date. Unless sooner terminated, the option will expire on July 29, 2012.

     On December 15, 2005, the Company's Compensation Committee of the Board of Directors authorized the immediate vesting of all outstanding unvested time-vesting options that had option prices that were out of the money as of such date (the "underwater" stock options). This action accelerated the vesting of 2,637,616 options as of November 30, 2005. The accelerated options had option prices that ranged from $3.16 per share to $17.25 per share and a weighted average option price per share of $4.97. The Compensation Committee's decision to accelerate the vesting of these "underwater" stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company's adoption of SFAS No. 123(R), "Share Based Payment." Management estimates that compensation expense will be approximately $2.4 million, $1.2 million and $0.5 million lower in 2006, 2007 and 2008, respectively, than if the vesting had not been accelerated.

     During the three-month and six-month periods ended June 30, 2006, the stock-based compensation charges recorded in connection with the expensing of stock options were $0.3 million and $0.7 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). As of June 30,

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


2006, there was $2.5 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.07 years. No options were granted or exercised during the six-month period ended June 30, 2006.

     The following table summarizes information about stock options outstanding at June 30, 2006:

                                    NUMBER          WEIGHTED-       WEIGHTED-        AGGREGATE
                                   OF SHARES         AVERAGE         AVERAGE         INTRINSIC
                                    SUBJECT         REMAINING       EXERCISE           VALUE
                                   TO OPTION          LIFE            PRICE        (IN MILLIONS)
                                 --------------   --------------  --------------   ---------------
    Exercisable                      3,731,601    2.10 years       $     9.30       $        --
    Non-vested                       2,300,000    6.14 years       $     2.53       $       0.1
                                 --------------                                    ---------------
    Total                            6,031,601    3.64 years       $     6.72       $       0.1
                                 ==============                                    ===============

     The weighted-average grant date fair value of nonvested options outstanding as of June 30, 2006 was $1.62.

     Non-vested stock awards representing 240,000 shares in the aggregate of the Company's common stock were granted to six of the Company's officers in February 2005 and 25,000 shares were granted to a senior management employee in March 2005. The total 265,000 non-vested shares granted were subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the escrowed shares and to vote the shares. As of June 30, 2006, former employees had cumulatively forfeited 200,000 non-vested common shares. Over the remaining life of the remaining 65,000 non-vested common shares, the Company will recognize $0.2 million in compensation expense before any future forfeitures, if any.

NOTE D - OPERATING SEGMENTS AND RELATED INFORMATION

     The Company has two reportable operating segments, Accounts Payable Services and Meridian VAT Reclaim ("Meridian").

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

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any inter-segment revenues. Segment information for the three and six months ended June 30, 2006 and 2005 is as follows (in thousands):

                                                         ACCOUNTS
                                                          PAYABLE                       CORPORATE
                                                         SERVICES        MERIDIAN        SUPPORT          TOTAL
                                                        ------------    ------------   ------------    ------------
THREE MONTHS ENDED JUNE 30, 2006
  Revenues...........................................    $  55,141       $  10,167      $       --      $   65,308
  Operating income (loss)............................        6,987             867          (6,106)          1,748

THREE MONTHS ENDED JUNE 30, 2005
  Revenues...........................................    $  65,766       $  12,396      $       --      $   78,162
  Operating income (loss)............................        5,744           3,230         (13,068)         (4,094)

SIX MONTHS ENDED JUNE 30, 2006
  Revenues...........................................    $ 110,856       $  19,990      $       --      $  130,846
  Operating income (loss) ...........................       13,949           2,335         (11,557)          4,727

SIX MONTHS ENDED JUNE 30, 2005
  Revenues...........................................    $ 130,692       $  22,617      $       --      $  153,309
  Operating income (loss) ...........................       11,164           5,916         (23,200)         (6,120)


NOTE E - COMPREHENSIVE INCOME

     The Company applies the provisions of ("SFAS") No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended June 30, 2006 and 2005, the Company's consolidated comprehensive loss was $(2.8) million and $(6.4) million, respectively. For the six-month periods ended June 30, 2006 and 2005, the Company's consolidated comprehensive income (loss) was $(13.2) million and $(11.3) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

NOTE F - CASH EQUIVALENTS

     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, investments on deposit with such institutions may be in excess of the Federal Deposit Insurance Corporation insurance limit.

     At June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $18.6 million and $11.8 million, respectively, of which cash equivalents represent approximately $0.9 million and $1.7 million, respectively. The Company did not have any cash equivalents at U.S. banks at June 30, 2006 or December 31, 2005. At June 30, 2006 and December 31, 2005, certain of the Company's international subsidiaries held $0.9 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America and the United Kingdom.

NOTE G - FINANCIAL RESTRUCTURING

     EXCHANGE OF CONVERTIBLE NOTES

     On March 17, 2006, the Company completed an exchange offer for its $125 million of 4.75% Convertible Subordinated Notes due 2006. As a result of the Exchange Offer, virtually all of the outstanding convertible notes were exchanged for (a) $51.6 million in principal amount of 11.0% Senior Notes Due

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     o The new Series A preferred stock has a 9% cumulative dividend; unpaid dividends increase the stock's liquidation preference and redemption value. The new Series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.28405 of liquidation preference per share of common stock. As of June 30, 2006, 7,113 shares of Series A preferred stock had been converted into 3,005,240 shares of common stock.

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

     o Both the new senior notes and the new senior convertible notes will mature on the fifth anniversary of issuance. The new Series A preferred stock must be redeemed on the fifth anniversary of issuance. The new series B preferred stock must be redeemed on the fifth anniversary of issuance under certain conditions.

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

     The excess of the fair value of the preferred stock over its stated liquidation (redemption) value was credited to additional paid-in capital. The excess of the principal balance of the new senior notes over their fair value was recorded as a note discount and will be amortized on the interest method over the term of the notes. The excess of the fair value of the new senior convertible notes over their principal balance was recorded as a note premium and will be amortized on the interest method over the term of the notes.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     The Company's ability to borrow under the revolving credit portion of the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer. Through June 30, 2006, the Company had not borrowed any funds under the revolving credit loan.

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

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust ("PCT") in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT's claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT's claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company's settlement offer and the parties have agreed to enter into settlement mediation.

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

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

     Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian's future revenues from TVR for processing TVR's VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian's revenues from TVR were $0.5 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively.) As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR's future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.0 million at June 30, 2006 exchange rates and $1.9 million at December 31, 2005 exchange rates. This investment is included in Other Assets on the Company's accompanying Consolidated Balance Sheets.

     BANK GUARANTEE

     In July 2003, Meridian entered into a deposit guarantee (the "Guarantee") with Credit Commercial de France ("CCF") in the amount of 4.5 million Euros ($5.7 million at December 31, 2003 exchange rates). The Guarantee served as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee was secured by amounts on deposit with CCF equal to the amount of the Guarantee. The annual interest rate earned on this money is 1.0% for 2004. On November 30, 2004, the Guarantee was replaced with a 3.5 million Euro letter of credit. In May 2005, the Guarantee was reduced to 2.5 million Euros and on September 30, 2005 the standby letter of credit was replaced with a 2.5 million Euro ($3.2 million at June 30, 2006 exchange rates) cash deposit with CCF.

     INDUSTRIAL DEVELOPMENT AUTHORITY GRANTS

     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland ("IDA") in the sum of 1.4 million Euros ($1.8 million at June 30, 2006 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 206 permanent employees in Dublin, Ireland. The European Union ("EU") has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian's results of operations from its value-added tax business. If Meridian's results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company's accompanying Consolidated Statements of Operations do not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian's permanent staff

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian's results of operations.

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

     The March 16, 2006 amended severance agreements with Messrs. Cook and Toma call for total cash payments of $7.0 million. The cash payments to Mr. Cook began with a payment of $275,621 in April 2006 and will continue at $91,874 per month for 57 months. The cash payments to Mr. Toma began with a payment of $93,894 in April 2006 and will continue at $31,298 per month for 45 months. Additionally, under the amended separation agreements, beginning on or about February 1, 2007, the Company will reimburse Mr. Cook and Mr. Toma, until each reaches the age of 80, for the cost of health insurance for them and their respective spouses, provided that the reimbursement shall not exceed $25,000 per year (subject to CPI adjustment) for Mr. Cook and $20,000 per year (subject to CPI adjustment) for Mr. Toma. Finally, in April 2006, the Company reimbursed $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma in connection with the negotiation of amendments to their respective severance agreements. The Company's entering into the amendments to the severance agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company's exchange offer restructuring its bondholder debt and the closing on its replacement credit facility, both of which took place on March 17, 2006.

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

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects that the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of June 30, 2006 a total of $7.0 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the six months ended June 30, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

                PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


     The following table summarizes activity associated with the workforce reduction and restructuring liabilities (in thousands) as of June 30, 2006:

                                             ACCOUNTS                        CORPORATE
                                              PAYABLE        MERIDIAN         SUPPORT           TOTAL
    Balance as of December 31, 2005           $   2,567       $     383       $   5,266       $      8,216
    Severance accruals - 1st quarter 2006          (123)             --             531                408
    Cash payments - 1st quarter 2006               (825)            (38)         (2,215)            (3,078)
                                              ----------      ----------      ----------      ------------

    Balance as of March 31, 2006              $   1,619       $     345       $   3,582       $      5,546
    Severance accruals - 2nd quarter 2006         1,580              --              --              1,580
    Cash payments - 2nd quarter 2006               (563)             --          (1,089)            (1,652)
                                              ----------      ----------      ----------      ------------

    Balance as of June 30, 2006               $   2,636       $     345       $   2,493       $     5,474
                                              ==========      ==========      ==========      ============

     INCOME TAXES

     The Company has substantial historical net operating losses, credit carryforwards and certain built-in losses for U.S. Federal Income Tax purposes. The Company has completed an analysis and has determined that an ownership change as defined in Section 382 of the Internal Revenue Code occurred coincident with the exchange offering. As a result, the limitations imposed by
Section 382 of the Internal Revenue Code will significantly restrict the Company's ability to fully utilize its U.S. tax losses and certain other tax benefits to offset future taxable income.

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

     The contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs will continue to be incurred during 2006 as the Company continues to build this business. The Company believes this contract represents a large opportunity in the healthcare recovery audit sector and could have a beneficial impact on the Company's future earnings. The amount of claims submitted to Medicare affiliated contractors for processing (and the corresponding amount of potential future revenues) increased substantially during the quarter.

     HIRING OF N. LEE WHITE

     On June 14, 2006, the Company entered into an employment agreement with N. Lee White, under which Mr. White will serve as the Company's Executive Vice President - U.S., beginning June 19, 2006. Mr. White succeeds James L. Benjamin, who served in that position since 2002.

     Mr. White is responsible for all U.S. operations and sales activities. Prior to joining PRG-Schultz, Mr. White served as Chief Operating Officer and a member of the Board of Managers with Zyman Group, a strategic growth strategies consulting company, and was President, Chief Operating Officer and a member of the Board of Directors of CommerceQuest, a business process management company. Mr. White has held senior management positions with professional services firms including AnswerThink, KPMG, and IBM. He earned an M.B.A. from the University of Chicago Graduate School of Business and holds a B.A. from Dartmouth College.

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

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Almost all of the planned savings are expected to come in the area of selling, general and administrative expenses and only a small percentage of the Company's auditor staff will be directly impacted by the reductions. The Company expects that the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of June 30, 2006 a total of $7.0 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the six months ended June 30, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

     CRITICAL ACCOUNTING POLICIES

     Except as set forth below with respect to FAS 123(R), the Company's significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these accounting policies are considered "critical" to the portrayal of the Company's financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These "critical" accounting policies are identified and discussed in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's Annual Report on Form 10-K for the year ended December 31, 2005. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered "critical." The development, selection and evaluation of accounting estimates, including those deemed "critical," and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.

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

     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," under the intrinsic value method described in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the six month period ended June 30, 2005 except for compensation amounts relating to grants of shares of non-vested common stock.

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

     NEW ACCOUNTING STANDARDS

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This Interpretation prescribes a "more-likely-than-not" recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing and evaluating the impact this Interpretation will have on its financial statements.

     RESULTS OF OPERATIONS

     The following table sets forth the percentage of revenues represented by certain items in the Company's Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

                                                               THREE MONTHS                    SIX MONTHS
                                                                  ENDED                          ENDED
                                                                 JUNE 30,                       JUNE 30,
                                                        ---------------------------    ---------------------------
                                                           2006           2005            2006           2005
                                                        ------------   ------------    ------------   ------------
Revenues.............................................        100.0%        100.0%         100.0%         100.0%
Cost of revenues.....................................         72.4          65.2           71.5           65.0
                                                        ------------   ------------    ------------   ------------
     Gross margin....................................         27.6          34.8           28.5           35.0

Selling, general and administrative expenses.........         22.5          40.0           23.4           39.0
Operational restructuring expenses                             2.4            --            1.5             --
                                                        ------------   ------------    ------------   ------------
   Operating income (loss)...........................          2.7          (5.2)           3.6           (4.0)

Interest expense, net................................          6.6           2.7            5.2            2.5
Loss on financial restructuring......................           --            --            7.7             --
                                                        ------------   ------------    ------------   ------------
   Loss from continuing operations before income
       taxes and discontinued operations.............         (3.9)         (7.9)          (9.3)          (6.5)
Income taxes.........................................          0.5           0.5            0.8            0.7
                                                        ------------   ------------    ------------   ------------
   Loss from continuing operations before
       discontinued operations.......................         (4.4)         (8.4)         (10.1)          (7.2)
Earnings (loss) from discontinued operations.........         (1.2)          0.4           (0.6)          (0.1)
                                                        ------------   ------------    ------------   ------------

   Net loss..........................................         (5.6)%        (8.0)%        (10.7)%         (7.3)%
                                                        ============   ============    ============   ============


     The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim.


THREE AND SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE CORRESPONDING PERIODS OF THE PRIOR YEAR

     ACCOUNTS PAYABLE SERVICES

     Revenues. Accounts Payable Services revenues for the three months ended June 30, 2006 and 2005 were as follows (in millions):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                       ENDED                         ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                2006           2005           2006          2005
                                                             -----------    -----------    -----------   ------------
 Domestic Accounts Payable Services revenues:
         Retail.....................................          $   31.9       $   35.7       $    62.7     $    71.2
         Commercial.................................               3.7            4.8             7.6           9.5
                                                             ------------   -----------    -----------   ------------
                                                                  35.6           40.5            70.3          80.7
 International Accounts Payable Services revenues...              19.5           25.3            40.5          50.0
                                                             ------------   -----------    -----------   ------------
         Total Accounts Payable Services revenues...          $   55.1       $   65.8       $   110.8     $   130.7
                                                             ============   ===========    ===========   ============

     For the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005, the Company experienced a decline in total Accounts Payable Services revenues of 16.3% and 15.2%, respectively. This trend is consistent with what the Company has been experiencing over the past several years and was primarily attributable to a general reduction in revenue from certain large audits because fewer claims were processed as a result of improved client processes. Revenues decreased as the Company's clients developed and strengthened their own internal audit capabilities as a substitute for the

Company's services. Further, the Company's clients made fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company's accounts payable recovery process. These trends are expected to continue for the foreseeable future, and as a result, revenues from the Accounts Payable Services are expected to continue to decline for the foreseeable future.

     Revenues from the Company's domestic commercial Accounts Payable Services clients declined during the three and six months ended June 30, 2006 as compared to the same period of 2005. The Company believes the market for providing disbursement audit services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is reaching maturity with fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the decline in performance for the commercial business, the Company has begun to intentionally reduce the number of commercial clients serviced based on profitability, and this trend is expected to continue. As a result of the foregoing, revenues from domestic commercial Accounts Payable Services are expected to continue to decline for the foreseeable future.

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

     Accounts Payable Services COR for the three months and six months ended June 30, 2006 and 2005 were as follows (in millions):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                       ENDED                         ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                 2006           2005           2006          2005
                                                             -----------    -----------    -----------   ------------
 Domestic Accounts Payable Services COR................       $   22.7       $   25.6       $   45.6      $    50.4
 International Accounts Payable Services COR...........           16.2           18.1           32.2           35.6
                                                             ------------   -----------    -----------   ------------
   Total Accounts Payable Services COR.................       $   38.9       $   43.7       $   77.8      $    86.0
                                                             ============   ===========    ===========   ============

     The dollar decrease in cost of revenues for the Accounts Payable Services was primarily due to lower revenues, during the three and six months ended June 30, 2006 when compared to the same periods of the prior year. On a percentage basis, COR as a percentage of revenues from the Accounts Payable services increased to 70.6% for the three months ended June 30, 2006, up from 66.4% in 2005. COR as a percentage of revenues increased to 70.2% for the six months ended June 30, 2006 as compared to 65.8% for the same period of the prior year. The percentage variance is primarily related to the fixed versus variable expense components within this category.

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

     Accounts Payable Services SG&A for the three and six months ended June 30, 2006 and 2005 were as follows (in millions):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                       ENDED                         ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                 2006           2005           2006          2005
                                                             -----------    -----------    -----------   ------------
 Domestic Accounts Payable Services....................       $    5.7       $    8.2       $   12.2      $    17.6
 International Accounts Payable Services...............            2.0            8.2            5.6           16.1
                                                             ------------   -----------    -----------   ------------
   Total Accounts Payable Services SG&A................       $    7.7       $   16.4       $   17.8      $    33.7
                                                             ============   ===========    ===========   ============

     On a dollar basis, for the three and six months ended June 30, 2006, SG&A expenses decreased by $8.7 million or 53.0% and $15.9 million or 47.2% respectively for the Company's Accounts Payable Services operations, when compared to the same periods of 2005. This reduction is primarily related to the Company's 2005 operational restructuring plan. When compared on a percentage to revenue basis, SG&A for the three months ended June 30, 2006 was 14.0% as compared to 24.9% in 2005. SG&A as a percentage of revenue for the six months ended June 30, 2006 was 16.1% as compared to 25.8% in 2005.

     MERIDIAN

     Meridian's operating income for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

                                                    THREE MONTHS ENDED JUNE         SIX MONTHS ENDED
                                                              30                         JUNE 30
                                                   --------------------------   --------------------------
                                                       2006          2005         2006           2005
                                                   -----------    -----------   ----------    ------------
Revenues.........................................      $ 10.2         $ 12.4       $ 20.0          $ 22.6
Cost of revenues.................................         8.3            7.3         15.7            13.6
Selling, general and administrative expenses.....         1.0            1.8          1.9             3.0
                                                   -----------    -----------   ----------    ------------
   Operating income..............................      $  0.9         $  3.3       $  2.4          $  6.0
                                                   ===========    ===========   ==========    ============

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

     Revenue generated by Meridian decreased by $2.2 million for the three months ended June 30, 2006 when compared to the same period of 2005. Fee income on VAT refunds decreased by $2.7 million for the three months ended June 30, 2006 when compared to the same period of 2005 due to the timing of refunds from local VAT authorities. However, the decrease in fee income was partially offset by an increase in revenue as a result of a $0.3 million benefit from exchange rate impact related to the strengthening of the Euro, Meridian's functional currency, to the U.S. dollar and a $0.3 million increase in revenues from new clients attributed to initiatives to develop new service offerings. Meridian is in the process of developing a number of new business services such as fee for work basis, accounts payable and employee expense processing for third parties, tax return processing for governmental departments, and Local Agent Services Division ("LASD") opportunities. The revenues from these services totaled $1.3 million for the quarter ended June 30, 2006 as compared to $1.1 million for the quarter ended June 30, 2005. Revenue from such new business services is expected to continue to increase in the second half of 2006.

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

     COR for the three and six months ended June 30, 2006 compared to the same period of the prior year, on a dollar basis increased primarily due to increased headcount in the Dublin processing center, increases in commissions paid to joint venture partners, and consulting and IT costs related to Meridian's new business services.

     SG&A. Meridian's SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of Meridian's SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.

     On a dollar basis, the decrease in Meridian's SG&A for the three and six months ended June 30, 2006 compared to 2005 was primarily related to lower expenses for professional fees related to the new business development in 2006 as compared to 2005.


     CORPORATE SUPPORT

     SG&A. Corporate Support SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company's Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three and six months ended June 30, 2006 and 2005 (in millions):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                       ENDED                         ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                2006           2005           2006           2005
                                                             -----------    -----------    -----------   ------------
 Selling, general and administrative expenses............      $   6.0        $ 13.1         $ 10.9        $ 23.2

     On a dollar basis, Corporate Support SG&A expenses for the three and six months ended June 30, 2006, decreased by $7.1 million or 54.2% and $12.3 million or 53.0%, respectively, for the Corporate Support operations, when compared to the same period of 2005. This reduction is primarily related to the Company's 2005 operational restructuring plan. When compared on a percentage basis to consolidated revenue, for the three months ended June 30, 2006 Corporate Support SG&A was 9.2% as compared to 16.8% for the three months ended June 30, 2005. SG&A as a percentage of consolidated revenue for the six months ended June 30, 2006 was 8.3% as compared to 15.1% for the same period of 2005.


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

     The restructuring expense for the three and six months ended June 30, 2006 and 2005 was as follows (in millions):

                                                                   THREE MONTHS                   SIX MONTHS
                                                                       ENDED                         ENDED
                                                                     JUNE 30,                      JUNE 30,
                                                             --------------------------    --------------------------
                                                                2006           2005           2006           2005
                                                             -----------    -----------    -----------   ------------
 Restructuring expense....................................     $  1.6              --         $  2.0             --

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Almost all of the planned savings are expected to come in the area of selling, general and administrative expenses and only a small percentage of the Company's auditor staff will be directly impacted by the reductions. The Company expects that the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of June 30, 2006 a total of $7.0 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the six months ended June 30, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

     DISCONTINUED OPERATIONS

     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years, of which $2.2 million had been cumulatively received through June 30, 2006. During the first quarters of 2006 and 2005, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million and $0.2 million, respectively, related to the receipt of a portion of the revenue-based royalty from the sale, as adjusted for certain expenses accrued as part of the estimated loss on the sale of that business. No gains or losses were recognized during the second quarter of 2006 or 2005.

     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company's Consolidated Financial Statements have been reclassified to reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented. The South Africa and Japan Accounts Payable Services business units were closed during 2005.

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

     On July 17,,2006, the Company completed the sale of its Airline business to a former employee. During the three-month and six-month periods ended June 30, 2006, the Company recognized losses of $0.2 million and $0.4 million, respectively, relating to the anticipated sale of the Airline business unit.

     Earnings (loss) from discontinued operations for the three-month and six-month periods ended June 30, 2006 and 2005 as reported in the accompanying Condensed Consolidated Statements of Operations includes the gains and losses related to the sales of discontinued business units as well as operating losses related to the operations of these discontinued units. The net tax effect on earnings (loss) from discontinued operations is not significant.


     OTHER ITEMS

     Debt Issuance Cost. In connection with the Company's completed financial restructuring and related transactions, the Company incurred professional fees and other transaction costs of approximately $7.7 million which has been capitalized and will be amortized over the term of the new indebtedness.

     Interest Expense. Net interest expense was $4.3 million and $2.1 million for the three months ended June 30, 2006 and 2005, respectively. Interest expense was $6.8 million and $3.9 million for the six months ended June 30, 2006 and 2005, respectively. The Company's interest expense for the periods ended through March 31, 2006 was primarily comprised of interest expense and amortization of the discount related to the Company's convertible notes due November 2006 and interest on borrowings outstanding under the prior senior bank credit facility. Interest expense for the three months ended June 30, 2006 was primarily comprised interest expense and amortization related to the new senior notes, senior convertible notes, and term loan; all of which were originated on March 17, 2006.

     Net interest expense will increase significantly as a result of the Company's recently completed financial restructuring. The exchange of the convertible notes due November 2006 for the new senior convertible notes and new senior notes will initially result in additional annual interest expense of approximately $7.7 million. Such amount will increase in time as a result of the amortization of note discounts. Also, the Company has the option to pay interest on the new senior convertible notes in cash or in kind. If paid in kind, further increases in interest expense will occur. The Company also expects to incur additional interest expense under its new senior secured credit facility.

     Income Tax Expense (Benefit). The provisions for income taxes for the three months and six months ended June 30, 2006 and 2005 consist of federal, state and foreign income taxes at the Company's effective tax rate. For the three and six months ended June 30, 2006 the Company's tax expense was $0.3 million and $1.0 million, respectively, representing effective tax rates of negative 13.4% and negative 8.1%. For the three months and six months ended June 30, 2005, tax expense was $0.4 million and $1.1 million, respectively, representing effective tax rates of negative 6.7% and negative 11.0%. The negative tax rates for all periods primarily results from the recognition of taxes on foreign taxable income combined with the non-recognition of tax benefits on domestic losses.

     The Company has substantial historical net operating losses, credit carryforwards and certain built-in losses for U.S. Federal Income Tax purposes. The Company has completed an analysis and has determined that an ownership change as defined in Section 382 of the Internal Revenue Code occurred coincident with the exchange offering. As a result, the limitations imposed by
Section 382 of the Internal Revenue Code will significantly restrict the Company's ability to fully utilize its U.S. tax losses and certain other tax benefits to offset future taxable income.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities was $7.5 million for the six months ended June 30, 2006, as compared to $(9.0) million for the prior year period. Cash provided by operating activities during the six months ended June 30, 2006 was primarily the result of the Company's net loss being offset by the non-cash charge related to the financial restructuring and a higher focus on working capital.

     Net cash used in investing activities was $(0.5) million for the first six months of 2006 and $(3.5) million in the first six months of 2005. Cash used in investing activities during the first six months of 2006 and 2005 were primarily related to capital purchases.

     Net cash provided by (used in) financing activities was $(0.8) million in the first six months of 2006 versus $13.3 million for the first six months of 2005. The net cash used in financing activities during the six months ended June 30, 2006 related to the refinancing of the 4.75% Subordinated Convertible Notes and the payoff of the Bridge Loan. The net cash provided in the six months ended June 30, 2005 related primarily to net borrowings on the Company's revolving credit facility.

     Net cash provided by (used in) discontinued operations was $(0.04) million and $0.1 million during the six months ended June 30, 2006 and 2005, respectively. Net cash from discontinued operations during the first six months ended June 30, 2006 included a $0.4 million receipt of a payment related to the sale of the Channel Revenue business and a $0.3 million receipt of a payment related to a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Net cash from discontinued operations during the first six months ended June 30, 2005 included a receipt of a $0.2 million payment related to a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.

     As of June 30, 2006, the Company had cash and cash equivalents of $18.6 million, and no borrowings against the credit facility. At June 30, 2006, total debt included a $25.0 million variable rate term loan due 2010, $0.5 million of the 4.75% Subordinated Convertible Notes due 2006, $51.6 million in principal amount of 11.0% Senior Notes Due 2011, and $59.8 million in principal amount of 10.0% Senior Convertible Notes Due 2011. In addition, the Company had 117,417 shares of Series A Convertible Preferred stock outstanding with an aggregate liquidation preference of $14.5 million that is due in 2011.

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

     o The new Series A preferred stock has a 9% cumulative dividend; unpaid dividends increase the stock's liquidation preference and redemption value. The new Series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $0.28405 of liquidation preference per share of common stock. As of June 30, 2006, 7,113 shares of Series A preferred stock had been converted into 3,005,240 shares of common stock.

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

     o Both the new senior notes and the new senior convertible notes mature on the fifth anniversary of issuance. The new Series A preferred stock must be redeemed on the fifth anniversary of issuance. The new series B preferred stock must be redeemed on the fifth anniversary of issuance under certain conditions.

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

     The Company's ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of the Company's eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $16.5 million of availability under the revolving credit facility at June 30, 2006. Through June 30, 2006, the Company had not borrowed any funds under the revolving credit loan.

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

     The Company's ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer. Through June 30, 2006, the Company had not borrowed any funds under the revolving credit loan.

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

     BANKRUPTCY LITIGATION

     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust ("PCT") in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT's claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT's claims in the proceeding. In early December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company's settlement offer and the parties have agreed to enter into settlement mediation.

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

     On September 30, 2005, the Company's Board of Directors approved the completed restructuring plan and authorized implementation of the plan. The Company expects that the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of June 30, 2006 a total of $7.0 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new charges for either early termination costs or impairment charges during the six months ended June 30, 2006. The Company is presently evaluating which, if any, additional operating leases to exit as part of the restructuring plan.

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

     CONTINGENT OBLIGATION TO REPAY INDUSTRIAL DEVELOPMENT AUTHORITY OF IRELAND GRANT

     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland ("IDA") in the sum of 1.4 million Euros ($1.6 million at September 30, 2005 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, then the grants are repayable in full. Meridian currently employs 206 permanent employees in Dublin, Ireland. The European Union ("EU") has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian's results of operations from its value-added tax business. If Meridian's results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever.

     LIMITATION ON TAX LOSS AND CREDIT CARRYFORWARDS

     The Company has substantial historical net operating losses, credit carryforwards and certain built-in losses for U.S. Federal Income Tax purposes. The Company has completed an analysis and has determined that an ownership change as defined in Section 382 of the Internal Revenue Code occurred coincident with the exchange offering. As a result, the limitations imposed by
Section 382 of the Internal Revenue Code will significantly restrict the Company's ability to fully utilize its U.S. tax losses and certain other tax benefits to offset future taxable income.

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


     NASDAQ DELISTING HEARING

     The Company has previously announced that it had received a notice from Nasdaq indicating that the Company had failed to comply with the $1.00 minimum bid price required for continued listing by Nasdaq Marketplace Rule 4450(a)(5) for over 180 days, and that, unless the Company requested a formal hearing, its common stock would be delisted from the Nasdaq National Stock Market. The Company filed a request for a hearing before the Nasdaq Qualifications Panel in order to appeal the staff determination.

     The Company intends to seek shareholder approval to implement a 1-for-10 reverse stock split in order to comply with the Nasdaq minimum bid price requirement at its annual meeting of shareholders, scheduled to be held on August 11, 2006, and the Company has filed and disseminated a definitive proxy statement regarding the reverse stock split proposal.

     The hearing before the Nasdaq Qualifications Panel (the "Panel") was held on August 3, 2006. The Company's plan of compliance was presented to the Panel. The Company will not be notified of the outcome until the Panel makes a formal decision, which is expected within ten to thirty days following the hearing. There can be no assurance that the Panel will decide to allow the Company to remain listed or that the Company's actions will prevent the delisting of its common stock from the Nasdaq National Market. However, management believes that effectiveness of the reverse stock split following approval at the annual meeting will bring the Company into compliance with all applicable Nasdaq continued listing requirements.


FORWARD LOOKING STATEMENTS

     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company's future results of operations or of the Company's financial condition, (2) statements regarding the adequacy of the Company's current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company's exploration of strategic alternatives, (5), expectations regarding future accounts payable and Meridian revenue trends, (6) statements regarding the impact of potential regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue" or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:

     o In four of the five annual periods ended December 31, 2005, we have incurred significant losses and we have not generated enough cash from operations to finance our business.
     o Our current projections reflect that our core accounts payable recovery audit business will continue to decline.
     o We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.
     o Client and client vendor bankruptcies and financial difficulties could reduce our earnings.
     o    Our strategic business initiatives may not be successful.
     o Our failure to retain the services of key members of management and highly skilled personnel could adversely impact our continued success.
     o    We rely on international operations for significant revenues.
     o The market for providing disbursement audit services to commercial clients in the U.S. is rapidly declining.
     o We may not be able to continue to compete successfully with other businesses offering recovery audit services, including client internal recovery audit departments.
     o We have significant indebtedness and fixed obligations, and our operating cash flow may not be sufficient to satisfy these obligations.
     o Our senior credit facility contains financial performance requirements, and there can be no guarantee that we will be able to satisfy those requirements.
     o Proposed legislation by the European Union, if enacted as currently drafted, will have a materially adverse impact on Meridian's operations.
     o Meridian's revenue recognition policy causes its revenues to vary markedly from period to period.
     o We continue to incur expense in connection with the Medicare audit, and there is no guaranty that actual revenues will justify the required expenditures; further, even if the government deems the Medicare pilot program sufficiently successful to justify further ventures, there is no guaranty that we will be awarded future contracts.
     o Other risk factors detailed in the Company's Securities and Exchange Commission filings, including the Company's Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 23, 2006.

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

     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At June 30, 2006, we had a $25.0 million term loan outstanding which is variable-rate debt. The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). A hypothetical 100 basis point change in interest rates would result in an approximate $0.3 million change in annual interest expense. As of June 30, 2006, the Company had $15.0 million available for revolving loans under the new senior credit facility. No borrowings were outstanding under this revolving portion of the new credit facility at June 30, 2006. The interest rate on any outstanding balances on the revolving credit loan is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). Although there were no borrowings outstanding under the revolving portion of the credit facility at June 30, 2006, assuming $15.0 million of borrowings, a hypothetical 100 basis point change in interest rates would result in an approximate $0.2 million change in annual interest expense.

     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any such derivative financial instruments outstanding as of June 30, 2006 and December 31, 2005.


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

     There were no changes in internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting. The material weaknesses reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 related to ineffective internal controls over revenue recognition and company level controls, including the expertise of the accounting and finance staff. During the quarter ended June 30, 2006, management made additional progress in remediating certain aspects of the weaknesses reported, specifically in the hiring and training of affected personnel. However, other aspects of the weaknesses reported are still in the remediation process and appear to continue to constitute material weaknesses.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS


EXHIBIT                                                 DESCRIPTION
NUMBER

3.1 Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on July 25, 2006).

3.2 Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2005).

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

10.1 Employment agreement with N. Lee White (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 20,
               2006).

31.1 Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2006.


31.2 Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2006.


32.1 Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2006.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRG-SCHULTZ INTERNATIONAL, INC.

August 8, 2006                         By:         /s/ James B. McCurry
                                            ------------------------------------
                                                     James B. McCurry
                                             President, Chairman of the Board
                                                and Chief Executive Officer
                                               (Principal Executive Officer)


August 8, 2006                         By:           /s/ PETER LIMERI
                                            ------------------------------------
                                                       Peter Limeri
                                                Chief Financial Officer and
                                                         Treasurer
                                               (Principal Financial Officer)