Form 10-Q
period 2006-09-30
PRG SCHULTZ INTERNATIONAL INC
filed 2006-11-08
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
☐  Large accelerated filer     ☑  Accelerated filer     ☐  Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at October 31, 2006 were 6,890,102.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited )
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$64,733	$66,415	$195,579	$219,724
Cost of revenues	44,194	48,057	137,740	147,649

Gross margin	20,539	18,358	57,839	72,075

Selling, general and administrative expenses	18,535	27,374	49,120	87,211
Operational restructuring expense (Note H)	153	7,922	2,141	7,922

Operating income (loss)	1,851	(16,938)	6,578	(23,058)

Interest expense, net	(5,260)	(2,089)	(12,072)	(5,960)
Gain (loss) on financial restructuring (Note G)	82	—	(10,047)	—

Loss from continuing operations before income taxes and discontinued operations	(3,327)	(19,027)	(15,541)	(29,018)
Income taxes	726	715	1,714	1,814

Loss from continuing operations before discontinued operations	(4,053)	(19,742)	(17,255)	(30,832)

Discontinued operations (Note B):
Earnings (loss) from discontinued operations	(181)	(1,056)	(918)	(1,154)

Net loss	$(4,234)	$(20,798)	$(18,173)	$(31,986)

Basic and diluted loss per common share:
Loss from continuing operations before discontinued operations	$(0.66)	$(3.18)	$(2.80)	$(4.97)
Discontinued operations	(0.03)	(0.17)	(0.15)	(0.19)

Net loss	$(0.69)	$(3.35)	$(2.95)	$(5.16)

Weighted-average common shares outstanding (Note C ):
Basic	6,575	6,203	6,391	6,200

Diluted	6,575	6,203	6,391	6,200

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$18,848	$11,848
Restricted cash	3,620	3,096
Receivables:
Contract receivables, less allowances of $2,279 in 2006 and $2,717 in 2005
Billed	36,691	43,591
Unbilled	9,004	9,608

	45,695	53,199
Employee advances and miscellaneous receivables, less allowances of $1,630 in 2006 and $2,974 in 2005	2,579	2,737

Total receivables	48,274	55,936

Funds held for client obligations	45,212	32,479
Prepaid expenses and other current assets	3,313	3,113
Deferred income taxes	—	67

Total current assets	119,267	106,539

Property and equipment, at cost	83,920	81,779
Less accumulated depreciation and amortization	(72,490)	(64,326)

Property and equipment, net	11,430	17,453

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $6,492 in 2006 and $5,453 in 2005	23,408	24,447
Unbilled receivables	2,426	2,789
Deferred income taxes	660	530
Other assets	10,448	5,704

	$172,239	$162,062

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Obligations for client payables	$45,212	$32,479
Accounts payable and accrued expenses	18,696	22,362
Accrued payroll and related expenses	39,442	44,031
Refund liabilities	9,551	11,741
Deferred revenue	3,577	4,583
Convertible notes, net of unamortized discount of $1 in 2006 and $4 in 2005 (Note G)	904	466
Current portion of other debt obligations (Note G)	500	—

Total current liabilities	117,882	115,662

Convertible notes, net of unamortized discount of $929 in 2005 (Note G)	—	123,601
Senior notes, net of unamortized discount of $7,982 in 2006 (Note G)	43,473	—
Senior convertible notes, including unamortized premium of $5,753 in 2006 (Note G)	68,264	—
Other debt obligations (Note G)	24,500	16,800
Deferred compensation	869	1,388
Refund liabilities	1,672	1,785
Other long-term liabilities	5,792	5,191

Total liabilities	262,452	264,427

Mandatorily redeemable participating preferred stock (Note G)	14,340	—
Shareholders’ equity (deficit) (Notes C and G):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 7,215,037 shares in 2006 and 6,787,683 shares in 2005	72	68
Additional paid-in capital	509,900	494,826
Accumulated deficit	(568,892)	(550,719)
Accumulated other comprehensive income	3,077	2,400
Treasury stock, at cost; 576,453 shares in 2006 and 2005	(48,710)	(48,710)
Unamortized portion of restricted stock compensation expense	—	(230)

Total shareholders’ equity (deficit)	(104,553)	(102,365)

Commitments and contingencies (Note H)	$172,239	$162,062

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(18,173)	$(31,986)
Loss from discontinued operations	918	1,154

Loss from continuing operations	(17,255)	(30,832)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Loss on financial restructuring	10,047	—
Depreciation and amortization	8,286	11,024
Stock-based compensation expense	4,835	279
Amortization of debt discounts and deferred costs	1,130	836
Gain on sale of property, plant and equipment	(8)	—
Income tax effect relating to stock option exercises	—	(41)
Changes in assets and liabilities:
Restricted cash	(317)	(3,243)
Billed receivables	7,976	18,960
Unbilled receivables	967	2,803
Prepaid expenses and other current assets	(99)	(1,327)
Other assets	1,930	(549)
Accounts payable and accrued expenses	792	(3,023)
Accrued payroll and related expenses	(5,494)	723
Refund liability	(2,303)	(1,371)
Deferred revenue	(1,287)	(2,414)
Deferred compensation expense	(519)	(748)
Other long-term liabilities	(192)	(420)

Net cash provided by (used in) operating activities	8,489	(9,343)

Cash flows from investing activities:
Purchases of property and equipment, net of disposals	(923)	(5,058)

Net cash used in investing activities	(923)	(5,058)

Cash flows from financing activities:
Net borrowings of debt	8,200	12,400
Issuance costs of preferred stock	(1,281)	—
Payments for deferred loan cost	(7,750)	—
Net proceeds from common stock issuances	—	772

Net cash provided by (used in) financing activities	(831)	13,172

Cash flows from discontinued operations:
Operating cash flows	(1,151)	(1,295)
Investing cash flows	604	487

Net cash provided by (used in) discontinued operations	(547)	(808)

Effect of exchange rates on cash and cash equivalents	812	(571)

Net increase (decrease) in cash and cash equivalents	7,000	(2,608)
Cash and cash equivalents at beginning of period	11,848	12,596

Cash and cash equivalents at end of period	$18,848	$9,988

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,799	$3,438

Cash paid during the period for income taxes, net of refunds	$1,344	$753

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(Unaudited)
Note A – Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.
     (1) Reverse Stock Split
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten. The one-for-ten reverse stock split became effective on August 14, 2006. All common stock and per share data for all periods presented in these condensed financial statements have been restated to give effect to the reverse stock split. In connection with the reverse stock split, the number of shares subject to outstanding options and the option exercise prices were automatically proportionately adjusted in accordance with the terms of the grants.
     (2) Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”(“SFAS 123(R)”). This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.
     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the three-month or nine-month periods ended September 30, 2005 except for compensation amounts relating to grants of shares of nonvested stock (see Note C).

     The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, using the straight-line method, for periods prior to January 1, 2006 (in thousands, except for pro forma net loss per share information):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss before pro forma effect of compensation expense recognition provisions of SFAS No.123	$(20,798)	$(31,986)
Pro forma effect of compensation expense recognition provisions of SFAS No. 123	(1,027)	(3,607)

Pro forma net loss	$(21,825)	$(35,593)

Pro forma net earnings (loss) per share:
Basic and diluted – as reported	$(3.35)	$(5.16)

Basic and diluted – pro forma	$(3.52)	$(5.74)

     In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of dilutive security calculated separately. For each of the three-month and nine-month periods ended September 30, 2005, 1.6 million shares of common stock underlying the convertible notes due November 2006 were excluded from the computation of pro forma diluted earnings per share calculated using the treasury stock method, due to their antidilutive effect.
     The fair value of all time-vested options is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of market condition options (also known as path-dependent options) may be estimated as of their date of grant using more complex option valuation models such as binomial lattice and the Monte Carlo simulations. The Company chose to use the Monte Carlo simulations for its valuations. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
     For time-vested option grants made in 2005 which resulted in compensation expense recognition, the Company used the following assumptions in its Black-Scholes valuation models: volatility – 68.4% to 69.2%, risk-free interest rates – 3.9% to 4.5%, expected term – 5 years. For time-vested option grants made in 2006, the Company used the following assumptions in its Black-Scholes valuation models: volatility – 84.2%, risk-free interest rate – 4.6%, expected term – 5 years. For market based option grants which resulted in compensation expense recognition, the following assumptions were used in a Monte Carlo simulation valuation model: volatility – variable term structure — 40.6% to 74.8%, risk-free interest rate – variable term structure based on spot rate curve of U.S. treasury securities, expected term – 4.7 years to 5.6 years, median vesting period – 1.9 years to 3.8 years.
     The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock on the date of the award. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. In general, the Company has classified its share-based payments which are settled in Company common stock as equity-classified awards. The Company has classified its share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards are generally equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost.

     (3) New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing and evaluating the impact this Interpretation will have on its financial statements.
Note B – Discontinued Operations
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years. During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale. During the three and nine months ended September 30, 2005, the Company recognized gains of $0.3 million and $0.5 million, respectively, related to the receipts of portions of the revenue-based royalty from the sale.
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
     On January 11, 2006, the Company consummated the sale of its Channel Revenue business. The Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to the Channel Revenue business. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million.
     On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During the nine-month period ended September 30, 2006, the Company recognized a loss of $0.4 million relating to the sale of the Airline business unit.
     Earnings (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2006 and 2005 as reported in the accompanying Condensed Consolidated Statements of Operations includes the gains and losses related to the sales of discontinued business units as well as operating income or loss related to the operations of these discontinued units. The net tax effect on earnings (loss) from discontinued operations is not significant.
     The following table summarizes earnings and losses from discontinued operations for the three and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating income (loss) from discontinued operations	$(0.2)	$(1.4)	$(1.1)	$(1.7)
Gain (loss) on disposal of discontinued operations	(0.0)	0.3	0.2	0.5

Earnings (loss) from discontinued operations	$(0.2)	$(1.1)	$(0.9)	$(1.2)

Note C – Stock Compensation Plans
     The Company has three stock compensation plans: (1) the Stock Incentive Plan, (2) the HSA Acquisition Stock Option Plan, and (3) the 2006 Management Incentive Plan. The Company also had an employee stock purchase plan which was terminated effective December 31, 2005.
     The Company’s Stock Incentive Plan, as amended, authorizes the grant of options or other stock based awards, with respect to up to 1,237,500 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through September 30, 2006 had 5 to 7 year terms and vested and became fully exercisable on a ratable basis over three to five years of continued employment or service.
     The Company’s HSA Acquisition Stock Option Plan, as amended, authorized the grant of options to purchase 108,385 shares of the Company’s common stock to certain key employees and advisors who were participants in the 1999 Howard Schultz & Associates International Stock Option Plan. The options had 5-year terms and vested upon and became fully exercisable upon issuance. No additional options can be issued under this plan.
     Effective May 15, 1997, the Company established an employee stock purchase plan (the “Plan”) pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The Plan covered 262,500 shares of the Company’s common stock, which could be authorized unissued shares, or shares reacquired through private purchase or purchases on the open market. Under the Plan, employees could contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee’s purchase price was 85 percent of the fair market price on the first business day of the purchase period. The Company was not required to recognize compensation expense related to this Plan. Effective December 31, 2005, the Company terminated the Plan.
     During 2005, in connection with his joining the Company as its President and Chief Executive Officer, the Company made an inducement option grant outside of its stock compensation plans to Mr. James B. McCurry. Mr. McCurry’s options were granted in two tranches, the first of which, representing the right to purchase 50,000 shares, vested in December 2005. The second tranche was subject to specific performance criteria and became exercisable in three tiers of 50,000 shares each, as follows: Tier 1 would have become exercisable at any time after July 29, 2006, if the closing market price per share of the Company’s common stock was $45.00 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 would have become exercisable at any time after July 29, 2007, if the closing market price per share of the Company’s common stock was $65.00 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 would have become exercisable at any time after July 29, 2008, if the closing market price per share of the Company’s common stock was $80.00 or higher for 45 consecutive trading days after July 29, 2008. These options were to expire on July 29, 2012 and had an exercise price of $31.60 per share, the closing price of the common stock on NASDAQ on July 29, 2005 the date of the option grant. On September 29, 2006, Mr. McCurry voluntarily surrendered for cancellation his option to purchase all shares under the grant, thus causing an acceleration of the related compensation costs under SFAS No. 123(R). During the three-month and nine-month periods ended September 30, 2006, the Company recognized compensation expense of $2.0 million and $2.6 million, respectively, related to Mr. McCurry’s inducement option grant. Had Mr. McCurry not voluntarily surrendered his option grant, the related compensation expense for the three and nine months ended September 30, 2006 would have been $1.7 million less.
     During 2005, the Company made an option grant to Mr. David A. Cole, a Director of the Company. Mr. Cole received a non-qualified option to purchase 45,000 shares of the common stock of the Company at an exercise price of $31.60 per share, the closing price of the Company’s common stock on NASDAQ on July 29, 2005 the date of the option grant. Mr. Cole’s options were granted in two tranches, the first of which, representing the right to purchase 15,000 shares, vested in December 2005.The second tranche, representing the balance of the option is performance-vesting and will be exercisable as follows: (a) Tier 1, representing the right to purchase 10,000 shares, will become exercisable at any time after June 30, 2006 (the “2006 Vesting Date”), if the Company attains a specified target common stock trading price of $45.00 per share or higher for 45 consecutive trading days after the 2006 Vesting Date; (b) Tier 2, representing the right to purchase an additional 10,000 shares, will become exercisable at any time after the 2006 Vesting Date, if the Company attains a specified target common stock trading price of $65.00 per share or higher for 45 consecutive trading days after the 2006 Vesting Date; and (c) Tier 3, representing the right to purchase an additional 10,000 shares, will become exercisable at any time after the earlier of the 2007 annual meeting of shareholders and June 30, 2007 (the “2007 Vesting Date”), if the Company attains a specified target common stock trading price of $80.00 or higher for 45 consecutive trading days after the 2007 Vesting Date. Unless sooner terminated, the option will expire on July 29, 2012. During the three-month and nine-month periods ended September 30, 2006, the Company recognized compensation expense of $0.1 million and $0.2 million, respectively, related to Mr. Cole’s 2005 option grant.
     During 2005, the Company also made an inducement option grant outside of its stock compensation plans to Mr. Peter Limeri, the Company’s Chief Financial Officer. Mr. Limeri received an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $2.80 per share, the closing price of the Company’s common stock on NASDAQ on November 11, 2005 the date of the option grant. Mr. Limeri’s options were granted in two tranches, the first of which, pertaining to 12,500 shares vests over four years. The second tranche is subject to specific performance criteria and becomes exercisable in three tiers of 12,500 shares each upon the attainment of the same performance criteria as Mr. McCurry’s inducement option grant. The total estimated fair value of Mr. Limeri’s inducement option grant was $0.1 million which is being recognized as compensation expense over a three year period.
     On December 15, 2005, the Company’s Compensation Committee of the Board of Directors authorized the immediate vesting of all outstanding unvested time-vesting options that had option prices that were out of the money as of such date (the “underwater” stock options). This action accelerated the vesting of 263,762 options as of November 30, 2005. The accelerated options had option prices that ranged from $31.60 per share to $172.50 per share and a weighted average option price per share of $49.70. The Compensation Committee’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company’s adoption of SFAS No. 123(R). Management estimates that compensation expense will be approximately $2.4 million, $1.2 million and $0.5 million lower in 2006, 2007 and 2008, respectively, than if the vesting had not been accelerated.
     On September 21, 2006, non-qualified stock options were granted to each of the six non-employee Directors of the Company pursuant to the Company’s Stock Incentive Plan. Each Director received an option to purchase 29,000 shares of Company common stock at an exercise price of $6.29 per share, the grant date closing price of the Company’s common stock on NASDAQ. The options vest and become exercisable as follows: one-third on March 30, 2007, one-third on March 30, 2008, and one-third on March 30, 2009. The options expire on September 21, 2013. The Company recognized compensation expense of $0.1 million during the three-month and nine-month periods ended September 30, 2006 related to these Director options.
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Number	Weighted-	Weighted-	Aggregate
	of Shares	Average	Average	Intrinsic
	Subject	Remaining	Exercise	Value
	to Options	Life	Price	(in thousands)
Exercisable	336,944	2.02 years	$86.23	$—
Non-vested	254,000	6.67 years	$8.59	$150

Total	590,944	4.02 years	$52.86	$150

     The weighted-average grant date fair value of nonvested options outstanding as of September 30, 2006 was $4.35 per share. No options were exercised during the nine-month period ended September 30, 2006.
     Nonvested stock awards representing 24,000 shares in the aggregate of the Company’s common stock were granted to six of the Company’s officers in February 2005 and 2,500 shares were granted to a senior management employee in March 2005. The total 26,500 nonvested shares granted were subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. As of September 30, 2006, former employees had cumulatively forfeited

24,000 nonvested common shares. Over the remaining life of the remaining 2,500 nonvested common shares, the Company will recognize $0.1 million in compensation expense before any future forfeitures, if any.
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. At Performance Unit settlement dates (which vary), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vest ratably over approximately the next eighteen months with the awards to be fully vested on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded is automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A preferred stock. All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense of $2.0 million during the three-month and nine-month periods ended September 30, 2006 related to these 2006 MIP Performance Unit awards.
     During the three-month and nine-month periods ended September 30, 2006, stock-based compensation charges aggregated $4.1 million and $4.8 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). As of September 30, 2006, there was $3.1 million of unrecognized stock-based compensation expense related to stock options and Performance Unit awards which is expected to be recognized over a weighted average period of 1.76 years.
Note D - Operating Segments and Related Information
     The Company has two reportable operating segments, Accounts Payable Services and Meridian VAT Reclaim (“Meridian”).
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
     The Company evaluates the performance of its operating segments based upon revenues and operating income. The Company does not have any inter-segment revenues. Segment information for the three and nine months ended September 30, 2006 and 2005 is as follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total
Three Months Ended September 30, 2006
Revenues	$54,830	$9,903	$—	$64,733
Operating income (loss)	9,248	1,310	(8,707)	1,851

Three Months Ended September 30, 2005
Revenues	$56,675	$9,740	$—	$66,415
Operating income (loss)	(2,712)	1,065	(15,291)	(16,938)

Nine Months Ended September 30, 2006
Revenues	$165,686	$29,893	$—	$195,579
Operating income (loss)	23,197	3,645	(20,264)	6,578

Nine Months Ended September 30, 2005
Revenues	$187,367	$32,357	$—	$219,724
Operating income (loss)	7,985	6,982	(38,025)	(23,058)
Note E – Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended September 30, 2006 and 2005, the Company’s consolidated comprehensive loss was $(4.3 million) and $(20.1 million), respectively. For the nine-month periods ended September 30, 2006 and 2005, the Company’s consolidated comprehensive income (loss) was $(17.5 million) and $(31.4 million), respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, investments on deposit with such institutions may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $18.8 million and $11.8 million, respectively, of which cash equivalents represent approximately $2.1 million and $1.7 million, respectively. The Company did not have any cash equivalents at U.S. banks at September 30, 2006 or December 31, 2005. At September 30, 2006 and December 31, 2005, certain of the Company’s international subsidiaries held $2.1 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America and the United Kingdom.
Note G - Financial Restructuring
     Exchange of Convertible Notes
     On March 17, 2006, the Company completed an exchange offer (the “Exchange Offer”) for its $125 million of 4.75% Convertible Subordinated Notes due 2006 (the “Convertible Subordinated Notes”). As a result of the Exchange Offer, substantially all of the outstanding convertible notes were exchanged for (a) $51.5 million in principal amount of 11.0% Senior Notes Due 2011, (b) $59.6 million in principal amount of 10.0% Senior Convertible Notes Due 2011, and (c) 124,094 shares, or $14.9 million liquidation preference, of 9.0% Senior Series A Convertible Participating Preferred Stock.

     The material terms of these new securities include:
•	The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

•	The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders into common stock at a rate of approximately 153.8 shares per $1,000 principal amount.

•	The new Series A preferred stock has a 9% cumulative dividend; unpaid dividends increase the stock’s liquidation preference and redemption value. The new Series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $2.8405 of liquidation preference per share of common stock. As of September 30, 2006, 10,113 shares of Series A preferred stock had been converted into 427,262 shares of common stock.

•	The Series A preferred stock votes with the Company’s common stock on most matters required to be submitted to a vote of the common shareholders. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes, subject to certain conditions. The Company also has the right to redeem the new Series A preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

•	Both the new senior notes and the new senior convertible notes will mature on the fifth anniversary of issuance. The new Series A preferred stock must be redeemed on the fifth anniversary of issuance.
     The aggregate fair value of the new instruments issued exceeded the book value of the exchanged Convertible Subordinated Notes by approximately $10 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. Approximately 99.6% of the aggregate $125 million outstanding Convertible Subordinated Notes were committed to be tendered for exchange. However, approximately 99.3% were actually tendered and accepted by the Company. As a result of fewer Convertible Subordinated Notes being tendered than had been committed, the Company reduced its loss on financial restructuring by $0.1 million during the third quarter of 2006. The Company will be required to pay off the remaining $0.9 million of Convertible Subordinated Notes in November 2006. The Company incurred $1.3 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $5.1 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount has been capitalized and will be amortized over the term of the notes.
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

     New Senior Indebtedness
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement (the “Bridge Loan”) with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements evidence a term loan to PRG-Schultz USA Inc., a wholly owned subsidiary of the Company (the “Borrower”), in an aggregate principal amount of $10 million. This loan was repaid upon closing of the new senior credit facility on March 17, 2006.
     As a part of its financial restructuring, the Company entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which was syndicated to the Company’s prior bridge financing lenders, the Petrus Entities and the Blum Entities. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.
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
     The new senior secured credit facility will expire on March 17, 2010. The term loan under the new senior secured credit facility will amortize with quarterly payments beginning on April 1, 2007 of $250,000 per quarter for the second year of the facility, and $500,000 per quarter for the third and fourth years of the facility, with the balance due at maturity on March 17, 2010.
     The term loan under the new senior secured credit facility may be repaid at the Company’s option at any time; provided, that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the second anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of the Company’s consolidated excess cash flow (which is based on EBITDA, as defined in the credit agreement), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.
     The Company’s ability to borrow under the revolving credit portion of the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Through September 30, 2006, the Company had not borrowed any funds under the revolving credit facility.
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
     The Company incurred $2.6 million of costs in connection with entering into the new senior secured credit facility. Such amount has been capitalized and will be amortized over the term of the indebtedness.
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
     On March 30, 2005, the Company was sued by the Fleming Post-Confirmation Trust (“PCT”) in a bankruptcy proceeding of the Fleming Companies in the U.S. Bankruptcy Court for the District of Delaware to recover approximately $5.5 million of alleged preferential payments. The PCT’s claims were subsequently amended to add a claim for alleged fraudulent transfers representing approximately $2.0 million in commissions paid to the Company with respect to claims deducted from vendors that the client subsequently re-credited to the vendors. The Company believes that it has valid defenses to the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer and the parties have agreed to enter into settlement mediation.
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
     Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s future revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. (Meridian’s revenues from TVR were $0.5 million and $2.3 million for the years ended December 31, 2004 and 2003, respectively.) As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.1 million at September 30, 2006 exchange rates and $1.9 million at December 31, 2005 exchange rates. This investment is included in Other Assets on the Company’s accompanying Consolidated Balance Sheets.
     Bank Guarantee
     In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euros ($5.7 million at September 30, 2006 exchange rates). The Guarantee served as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee was secured by amounts on deposit with CCF equal to the amount of the Guarantee. On November 30, 2004, the Guarantee was replaced with a 3.5 million Euro letter of credit. In May 2005, the Guarantee was reduced to 2.5 million Euros and on September 30, 2005 the standby letter of credit was replaced with a 2.5 million Euro ($3.2 million at September 30, 2006 exchange rates) cash deposit with CCF.
     Industrial Development Authority Grants
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.8 million at September 30, 2006 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. Meridian currently employs 206 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007, if ever. As any potential liability related to these grants is not currently determinable, the Company’s accompanying Consolidated Statements of Operations do not include any expense related to this matter. Management is monitoring this situation and if it appears probable that Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.
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
     The March 16, 2006 amended severance agreements with Messrs. Cook and Toma call for total cash payments of $7.0 million. The cash payments to Mr. Cook began with a payment of $275,621 in April 2006 and will continue at $91,874 per month for 57 months. The cash payments to Mr. Toma began with a payment of $93,894 in April 2006 and will continue at $31,298 per month for 45 months. Additionally, under the amended separation agreements, beginning on or about February 1, 2007, the Company will reimburse Mr. Cook and Mr. Toma, until each reaches the age of 80, for the cost of health insurance for them and their respective spouses, provided that the reimbursement shall not exceed $25,000 per year (subject to CPI adjustment) for Mr. Cook and $20,000 per year (subject to CPI adjustment) for Mr. Toma. Finally, in April 2006, the Company reimbursed $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma in connection with the negotiation of amendments to their respective severance agreements. The Company’s entering into the amendments to the severance agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company’s Exchange Offer and the closing on its replacement credit facility, both of which took place on March 17, 2006.
     Operational Restructuring Obligations
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous three years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.
     On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Almost all of the savings have come in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff were directly impacted by the reductions. The Company expects that the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of September 30, 2006 a total of $9.2 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new restructuring charges for either early termination costs or impairment charges during the nine months ended September 30, 2006. The Company continues to evaluate which, if any, additional operating leases to exit as part of the restructuring plan.

     The following table summarizes activity associated with the workforce reductions and other operational restructuring liabilities (in thousands) as of September 30, 2006:

	Accounts		Corporate
	Payable	Meridian	Support	Total
Balance as of December 31, 2005	$2,567	$383	$5,266	$8,216
Accruals – 1st quarter 2006	(123)	—	531	408
Cash payments – 1st quarter 2006	(825)	(38)	(2,215)	(3,078)

Balance as of March 31, 2006	1,619	345	3,582	5,546
Accruals – 2nd quarter 2006	1,580	—	—	1,580
Cash payments – 2nd quarter 2006	(563)	—	(1,089)	(1,652)

Balance as of June 30, 2006	2,636	345	2,493	5,474
Accruals – 3rd quarter 2006	153	—	—	153
Cash payments – 3rd quarter 2006	(1,220)	—	(1,210)	(2,430)

Balance as of September 30, 2006	$1,569	$345	$1,283	$3,197

     Income Taxes
     The Company has substantial historical net operating losses, credit carryforwards and certain built-in losses for U.S. Federal Income Tax purposes. The Company has completed an analysis and has determined that an ownership change as defined in Section 382 of the Internal Revenue Code occurred coincident with the exchange offering. As a result, the limitations imposed by Section 382 of the Internal Revenue Code will significantly restrict the Company’s ability to fully utilize its U.S. tax losses and certain other tax benefits to offset future taxable income.

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
     In addition to contractual provisions, most clients also establish specific procedural guidelines that the Company must follow prior to submitting claims for client approval. These guidelines are unique to each client and impose specific requirements on the Company, such as adherence to vendor interaction protocols, provision of advance written notification to vendors of forthcoming claims, securing written claim validity concurrence from designated client personnel and, in limited cases, securing written claim validity concurrence from the involved vendors. Approved claims are processed by clients and are generally realized by a cash payment or by a reduction to the vendor’s accounts payable balance.
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
     The contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs will continue to be incurred during 2006 as the Company continues to build this business. Management remains optimistic that the audit of

Medicare payments in California will make an important contribution to future earnings; however, the Company has only limited ability to influence the timing of the processing of identified claims by third party claims processors, and the Company’s revenues from its Medicare audit efforts may vary significantly from period to period.
     Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous three years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompasses exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, and terminating employees.
     On September 30, 2005, the Company’s Board of Directors approved the completed restructuring plan and authorized implementation of the plan. Almost all of the savings have come in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff were directly impacted by the reductions. The Company expects that the implementation of the operational restructuring plan will result in severance related and other charges of approximately $14.6 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. Accordingly, pursuant to SFAS No. 112, Employers’ Accounting for Postemployment Benefits, and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recorded expense for severance pay and benefits of $10.0 million in the year ended December 31, 2005. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of September 30, 2006 a total of $9.2 million of severance had been paid. The Company anticipates that the majority of the remaining severance payments will be paid out during the remainder of 2006. The $14.6 million estimate for the restructuring plan includes $3.0 million of operating lease exit costs that the Company expects to incur. As of December 31, 2005, the Company had accrued $1.2 million of early termination costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company also recorded leasehold improvement impairment charges of $0.4 million related to these leases in 2005. The Company did not record any new restructuring charges for either early termination costs or impairment charges during the nine months ended September 30, 2006. The Company continues to evaluate which, if any, additional operating leases to exit as part of the restructuring plan.

     Reverse Stock Split
     As discussed in Part II, Item 4 of this Form 10-Q, at the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten. The one-for-ten reverse stock split became effective on August 14, 2006. All common stock and per share data for all periods presented in this quarterly report on Form 10-Q have been restated to give effect to the reverse stock split. In connection with the reverse stock split, the number of shares subject to outstanding options and the option exercise prices were automatically proportionately adjusted in accordance with the terms of the grants.
     Stock Compensation Plan
     During 2005, in connection with his joining the Company as its President and Chief Executive Officer, the Company made an inducement option grant outside of its stock compensation plans to Mr. James B. McCurry. Mr. McCurry’s options were granted in two tranches, the first of which, representing the right to purchase 50,000 shares, vested in December 2005. The second tranche was subject to specific performance criteria and became exercisable in three tiers of 50,000 shares each, as follows: Tier 1 would have become exercisable at any time after July 29, 2006, if the closing market price per share of the Company’s common stock was $45.00 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 would have become exercisable at any time after July 29, 2007, if the closing market price per share of the Company’s common stock was $65.00 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 would have become exercisable at any time after July 29, 2008, if the closing market price per share of the Company’s common stock was $80.00 or higher for 45 consecutive trading days after July 29, 2008. These options were to expire on July 29, 2012 and had an exercise price of $31.60 per share, the closing price of the common stock on NASDAQ on July 29, 2005 the date of the option grant. On September 29, 2006, Mr. McCurry voluntarily surrendered for cancellation his option to purchase all shares under the grant, thus causing an acceleration of the related compensation costs under SFAS No. 123(R). During the three-month and nine-month periods ended September 30, 2006, the Company recognized compensation expense of $2.0 million and $2.6 million, respectively, related to Mr. McCurry’s inducement option grant. Had Mr. McCurry not voluntarily surrendered his option grant, the related compensation expense for the three and nine months ended September 30, 2006 would have been $1.7 million less.
     On September 21, 2006, nonqualified stock options were granted to each of the six non-employee Directors of the Company. Each Director received an option to purchase 29,000 shares of Company common stock at an exercise price of $6.29 per share, the grant date closing price of the Company’s common stock on NASDAQ. The options vest and become exercisable as follows: one-third on March 30, 2007, one-third on March 30, 2008, and one-third on March 30, 2009. The options expire on September 21, 2013. The Company recognized compensation expense of $0.1 million during the three-month and nine-month periods ended September 30, 2006 related to these Director options.
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Number	Weighted-	Weighted-	Aggregate
	of Shares	Average	Average	Intrinsic
	Subject	Remaining	Exercise	Value
	to Options	Life	Price	(in thousands)
Exercisable	336,944	2.02 years	$86.23	$—
Non-vested	254,000	6.67 years	$8.59	$150

Total	590,944	4.02 years	$52.86	$150

The weighted-average grant date fair value of nonvested options outstanding as of September 30, 2006 was $4.35 per share. No options were exercised during the nine-month period ended September 30, 2006.
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. At Performance Unit settlement dates (which vary), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vest ratably over approximately the next eighteen months with the awards to be fully vested on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded is automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A preferred stock. All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense of $2.0 million during the three-month and nine-month periods ended September 30, 2006 related to these 2006 MIP Performance Unit awards.
     During the three-month and nine-month periods ended September 30, 2006, stock-based compensation charges aggregated $4.1 million and $4.8 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations (Unaudited). As of September 30, 2006, there was $3.1 million of unrecognized stock-based compensation expense related to stock options and Performance Unit awards which is expected to be recognized over a weighted average period of 1.76 years.
     Critical Accounting Policies
     Except as set forth below with respect to SFAS 123(R), the Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain of these accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical.” The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123(R)”). This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.
     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the nine month period ended September 30, 2005 except for compensation amounts relating to grants of shares of nonvested common stock.
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
     The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock on the date of the award. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. In general, the Company has classified its share-based payments which are settled in Company common stock as equity-classified awards. The Company has classified its share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards are generally equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost.
     New Accounting Standards
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing and evaluating the impact this Interpretation will have on its financial statements.
     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.3	72.4	70.4	67.2

Gross margin	31.7	27.6	29.6	32.8

Selling, general and administrative expenses	28.6	41.2	25.1	39.7
Operational restructuring expenses	0.2	11.9	1.1	3.6

Operating income (loss)	2.9	(25.5)	3.4	(10.5)

Interest expense, net	(8.1)	(3.1)	(6.2)	(2.7)
Gain (loss) on financial restructuring	0.1	—	(5.1)	—

Loss from continuing operations before income taxes and discontinued operations	(5.1)	(28.6)	(7.9)	(13.2)
Income taxes	1.1	1.1	0.9	0.8

Loss from continuing operations before discontinued operations	(6.2)	(29.7)	(8.8)	(14.0)
Earnings (loss) from discontinued operations	(0.3)	(1.6)	(0.5)	(0.5)

Net loss	(6.5)%	(31.3)%	(9.3)%	(14.5)%

     The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim.
Three and Nine Months Ended September 30, 2006 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the three months and nine months ended September 30, 2006 and 2005 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic Accounts Payable Services revenues:
Retail	$29.2	$30.5	$91.9	$101.7
Commercial	3.3	3.8	10.9	13.3

	32.5	34.3	102.8	115.0
International Accounts Payable Services revenues	22.3	22.4	62.8	72.4

Total Accounts Payable Services revenues	$54.8	$56.7	$165.6	$187.4

     For the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, the Company experienced a decline in total Accounts Payable Services revenues of 3.4% and 11.6%, respectively. The decline in revenues is consistent with what the Company has been experiencing over the past several years and was primarily attributable to fewer claims being processed as a result of improved client processes. Revenues from both domestic and international operations decreased as the Company’s clients developed and strengthened their own internal audit capabilities as a substitute for the Company’s services. Further, the Company’s clients made fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These trends are expected to continue for the foreseeable future, and as a result, revenues from the Accounts Payable Services segment are expected to continue to decline for the foreseeable future.
     Revenues from the Company’s domestic commercial Accounts Payable Services clients declined during the three and nine months ended September 30, 2006 as compared to the same periods in 2005. The Company believes the market for providing disbursement audit services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is declining with fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the decline in performance for the commercial business, the Company continues to intentionally reduce the number of commercial clients serviced based on profitability, and this trend is expected to continue. As a result of the foregoing, revenues from domestic commercial Accounts Payable Services are expected to continue to decline for the foreseeable future.
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
     Accounts Payable Services COR for the three months and nine months ended September 30, 2006 and 2005 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic Accounts Payable Services COR	$20.6	$24.9	$66.2	$75.3
International Accounts Payable Services COR	16.0	16.6	48.2	52.2

Total Accounts Payable Services COR	$36.6	$41.5	$114.4	$127.5

     The dollar decrease in COR for the Accounts Payable Services was primarily due to lower revenues during the three and nine months ended September 30, 2006 when compared to the same periods of the prior year. On a percentage basis, COR as a percentage of revenues from the Accounts Payable Services segment decreased to 66.8% for the three months ended September 30, 2006, down from 73.2% in 2005. COR as a percentage of revenues increased to 69.1% for the nine months ended September 30, 2006 up from 68.0% for the same period of the prior year. The percentage variance is primarily related to the fixed versus variable expense components within this category.
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
     Accounts Payable Services SG&A for the three and nine months ended September 30, 2006 and 2005 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Domestic Accounts Payable Services	$6.4	$8.0	$18.6	$25.6
International Accounts Payable Services	2.4	7.1	8.0	23.1

Total Accounts Payable Services SG&A	$8.8	$15.1	$26.6	$48.7

     On a dollar basis, for the three and nine months ended September 30, 2006, SG&A expenses decreased by $6.3 million or 41.7% and $22.1 million or 45.4%, respectively, for the Company’s Accounts Payable Services operations, when compared to the same periods of 2005. This reduction is primarily related to the Company’s 2005 operational restructuring plan. When compared on a percentage of revenue basis, SG&A for the three months ended September 30, 2006 was 16.1% down from 26.6% for the same period in 2005. SG&A as a percentage of revenue for the nine months ended September 30, 2006 was 16.1% down from 26.0% for the same period in 2005.
     Meridian
     Meridian’s operating income for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$9.9	$9.7	$29.9	$32.3
Cost of revenues	7.6	6.6	23.3	20.2
Selling, general and administrative expenses	1.0	1.7	2.9	4.7
Operational restructuring expense	—	0.4	—	0.4

Operating income	$1.3	$1.0	$3.7	$7.0

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
     Revenue generated by Meridian increased by $0.2 million for the three months ended September 30, 2006 when compared to the same period in 2005. Fee income on VAT refunds decreased by $0.5 million for the three months ended September 30, 2006 when compared to the same period in 2005 due to the timing of refunds from local VAT authorities. However, the decrease in fee income was partially offset by an increase in revenue as a result of a $0.4 million benefit from exchange rate impact related to the strengthening of the Euro, Meridian’s functional currency, relative to the U.S. dollar. Meridian is in the process of developing a number of new business services such as fee for service basis, accounts payable and employee expense processing for third parties, tax return processing for governmental departments, and Local Agent Services Division (“LASD”) opportunities. The revenues from these services totaled $1.2 million for the quarter ended September 30, 2006 as compared to $0.8 million for the quarter ended September 30, 2005. Revenue from such new business services is expected to continue to increase for the remainder of the year.
     COR. COR for Meridian consists principally of compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. COR for the Company’s Meridian operations are largely fixed and, for the most part, will not vary significantly with changes in revenue.
     Meridian’s COR for the three and nine months ended September 30, 2006 compared to the same periods of the prior year, on a dollar basis, increased primarily due to an increased headcount in the Dublin processing center, increases in commissions paid to joint venture partners, and consulting and IT costs related to Meridian’s new business services.
     SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of Meridian’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.
     On a dollar basis, the decrease in Meridian’s SG&A for the three and nine months ended September 30, 2006 compared to 2005 was primarily related to lower expenses for professional fees related to the new business development in 2006 as compared to 2005.
     Corporate Support
     SG&A. Corporate Support SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Corporate Support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled as follows for the three and nine months ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Selling, general and administrative expenses	$8.7	$10.6	$19.6	$33.8

     On a dollar basis, Corporate Support SG&A expenses for the three and nine months ended September 30, 2006, decreased by $1.9 million or 17.9% and $14.2 million or 42.0%, respectively, for the Corporate Support operations, when compared to the same periods in 2005. These amounts include stock-based compensation expense for the three and nine months in 2006 of $4.1 million and $4.8 million, respectively, compared to $0.1 million and $0.3 million in 2005. This reduction in Corporate Support SG&A expenses is primarily related to the implementation of the Company’s 2005 operational restructuring plan. When compared on a percentage basis to consolidated revenue, for the three months ended September 30, 2006 Corporate Support SG&A was 13.4% compared to 16.0% for the three months ended September 30, 2005. Corporate support SG&A as a percentage of consolidated revenue for the nine months ended September 30, 2006 was 10.0% compared to 15.4% for the same period of 2005.
     Restructuring Expense
     As discussed above under the heading “Operational Restructuring,” we are continuing to implement a restructuring plan approved by the Company’s Board of Directors in September 2005. In connection therewith, the restructuring expense for the three and nine months ended September 30, 2006 and 2005 was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restructuring expense	$0.2	$7.9	$2.1	$7.9
     Discontinued Operations
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years. During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale. During the three and nine months ended September 30, 2005, the Company recognized gains of $0.3 million and $0.5 million, respectively, related to the receipts of portions of the revenue-based royalty from the sale.
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
     On January 11, 2006, the Company consummated the sale of the Channel Revenue business. The Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to the Channel Revenue business. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million.
     On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During the nine-month period ended September 30, 2006, the Company recognized a loss of $0.4 million relating to the sale of the Airline business unit.

     Earnings (loss) from discontinued operations for the three-month and nine-month periods ended September 30, 2006 and 2005 as reported in the accompanying Condensed Consolidated Statements of Operations includes the gains and losses related to the sales of discontinued business units as well as operating income or loss related to the operations of these discontinued units. The net tax effect on earnings (loss) from discontinued operations is not significant.
     Other Items
     Debt Issuance Cost. In connection with the Company’s completed financial restructuring and related transactions, the Company incurred professional fees and other transaction costs of approximately $7.7 million which has been capitalized and will be amortized over the term of the new indebtedness.
     Interest Expense. Net interest expense was $5.3 million and $2.1 million for the three months ended September 30, 2006 and 2005, respectively. Interest expense was $12.1 million and $6.0 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s interest expense for the periods ended through March 31, 2006 was primarily comprised of interest expense and amortization of the discount related to the Company’s convertible notes due November 2006 and interest on borrowings outstanding under the prior senior bank credit facility. Interest expense for the period from March 31, 2006 through September 30, 2006 was primarily comprised of interest expense and amortization related to the new senior notes, senior convertible notes, and term loan; all of which were originated on March 17, 2006. Interest expense for the three and nine months ended September 30, 2006 also includes $0.7 million and $0.9 million, respectively, related to the excess of fair value over face value of the senior convertible notes which were issued on September 15, 2006 as “paid-in-kind” interest payments on the existing senior convertible notes.
     Net interest expense increased significantly as a result of the Company’s recently completed financial restructuring. The exchange of substantially all of the Convertible Subordinated Notes due November 2006 for the new senior convertible notes and new senior notes resulted in additional annual interest expense of approximately $7.7 million. Such amount may change in future periods. The Company has the option to pay interest on the new senior convertible notes in cash or in kind. Payment in kind further increases the Company’s interest expense. As discussed below, in September 2006, the Company made interest payments in kind of $2.9 million on the senior convertible notes. The Company has also incurred additional interest expense under its new senior secured credit facility.
     Income Tax Expense (Benefit). The provisions for income taxes for the three months and nine months ended September 30, 2006 and 2005 consist of federal, state and foreign income taxes at the Company’s effective tax rate. For the three and nine months ended September 30, 2006 the Company’s tax expense was $0.7 million and $1.7 million, respectively, representing effective tax rates of negative 21.8% and negative 11.0%. For the three months and nine months ended September 30, 2005, tax expense was $0.7 million and $1.8 million, respectively, representing effective tax rates of negative 3.4% and negative 6.3%. The negative tax rates for all periods primarily result from the recognition of taxes on foreign taxable income combined with the non-recognition of tax benefits on domestic losses.
     The Company has substantial historical net operating losses, credit carryforwards and certain built-in losses for U.S. Federal Income Tax purposes. The Company has completed an analysis and has determined that an ownership change as defined in Section 382 of the Internal Revenue Code occurred coincident with the Exchange Offer. As a result, the limitations imposed by Section 382 of the Internal Revenue Code will significantly restrict the Company’s ability to fully utilize its U.S. tax losses and certain other tax benefits to offset future taxable income.
     Liquidity and Capital Resources
     Net cash provided by (used in) operating activities was $8.5 million for the nine months ended September 30, 2006, as compared to $(9.3 million) for the prior year period. The 2006 amount is net of $4.8 million of interest payments versus $3.4 million in 2005. Cash provided by operating activities during the nine months ended September 30, 2006 was primarily the result of the Company’s net loss being offset by non-cash charges, including those related to the financial restructuring and stock-based compensation expense, and the Company’s cost cutting initiatives.
     Net cash used in investing activities was $(0.9 million) for the first nine months of 2006 and $(5.1 million) in the first nine months of 2005. Cash used in investing activities during the first nine months of 2006 and 2005 were primarily related to capital purchases.
     Net cash provided by (used in) financing activities was $(0.8 million) in the first nine months of 2006 versus $13.2 million for the first nine months of 2005. 2006 noncash financing activities included the issuance of $2.9 million of “paid in kind” interest in September for the $59.6 million in principal amount of 10.0% Senior Convertible Notes due 2011. The net cash used in financing activities during the nine months ended September 30, 2006 related to the refinancing of the 4.75% Subordinated Convertible Notes and the payoff of the Bridge Loan. The net cash provided in the nine months ended September 30, 2005 related primarily to net borrowings on the Company’s revolving credit facility.
     Net cash provided by (used in) discontinued operations was $(0.5 million) and $(0.8 million) during the nine months ended September 30, 2006 and 2005, respectively. Net cash used in discontinued operations during the first nine months ended September 30, 2006 included a $0.4 million receipt of a payment related to the sale of the Channel Revenue business and a $0.3 million receipt of a payment related to a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Net cash used in discontinued operations during the first nine months of 2005 included a receipt of a $0.2 million payment related to a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001.
     As of September 30, 2006, the Company had cash and cash equivalents of $18.8 million, and no borrowings against the credit facility. At September 30, 2006, total debt included a $25.0 million variable rate term loan due 2010, $0.9 million of the 4.75% Subordinated Convertible Notes due 2006, $51.5 million in principal amount of 11.0% Senior Notes Due 2011, and $62.5 million in principal amount of 10.0% Senior Convertible Notes Due 2011. In addition, the Company had 113,981 shares of Series A Convertible Preferred Stock outstanding with an aggregate liquidation preference of $14.3 million that is due in 2011. As permitted under the terms of the Series A preferred stock, in September 2006, the Company elected to increase the liquidation preference of the Series A preferred stock in lieu of declaring a dividend on the Series A preferred stock which resulted in an increase in the liquidation preference of $0.6 million.
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
for each $1,000 principal amount of outstanding 4.75% Convertible Subordinated Notes due November 2006 that was tendered.
     Approximately 99.6% of the aggregate $125 million outstanding convertible notes were committed to be tendered for exchange. Approximately 99.3% were actually tendered and accepted by the Company.
     The material terms of these new securities include:
•	The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

•	The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders into common stock at a rate of approximately 153.8 shares per $1,000 principal amount.

•	The new Series A preferred stock has a 9% cumulative dividend; unpaid dividends increase the stock’s liquidation preference and redemption value. The new Series A preferred stock is convertible at the option of the holders into shares of common stock at the rate of $2.8405 of liquidation preference per share of common stock. As of September 30, 2006, 10,113 shares of Series A preferred stock had been converted into 427,262 shares of common stock.

•	The Series A preferred stock has the right to vote with the Company’s common stock on most matters required to be submitted to a vote of the common shareholders. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes. The Company also has the right to redeem the new Series A preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

•	Both the new senior notes and the new senior convertible notes mature on the fifth anniversary of issuance. The new Series A preferred stock must be redeemed on the fifth anniversary of issuance.
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
     PRG-Schultz USA, Inc., the Company’s direct wholly-owned subsidiary (the “borrower”), is the primary borrower under the new senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the new facility. The borrower’s and all of the Company’s other subsidiaries’ obligations under the new senior secured credit facility are secured by liens on substantially all of the Company’s assets (including the stock of our domestic subsidiaries and two-thirds of the stock of certain of our foreign subsidiaries).
     The new senior secured credit facility will expire on March 17, 2010. The term loan under the new senior secured credit facility will amortize with quarterly payments beginning on April 1, 2007 of $250,000 per quarter for the second year of the facility, and $500,000 per quarter for the third and fourth years of the facility, with the balance due at maturity on March 17, 2010.

     The term loan under the new senior secured credit facility may be repaid at the Company’s option at any time; provided, that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the second anniversary of the closing date without penalty. The new senior secured credit facility also provides for certain mandatory repayments, including a portion of our consolidated excess cash flow (which is based on EBITDA, as defined in the credit agreement), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.
     The Company’s ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of the Company’s eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $20.0 million of availability under the revolving credit facility at September 30, 2006. Through September 30, 2006, the Company had not borrowed any funds under the revolving credit facility.
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
     Transaction Costs of Financial Restructuring, Including Exchange Offer
     In connection with the Company’s financial restructuring and Exchange Offer, the Company incurred a total of approximately $9.7 million of transaction costs, including legal and financial advisory fees. These costs include fees and costs of the Ad Hoc Committee of Noteholders paid by the Company, of which approximately $7.7 million was incurred in the first quarter of 2006.
     $10 Million Bridge Loan
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements evidence a term loan to PRG-Schultz USA Inc., a wholly owned subsidiary of the Company, in an aggregate principal amount of $10 million. This loan was repaid upon closing of the new senior credit facility on March 17, 2006.

     New Senior Indebtedness
     The Company’s prior senior credit facility with Bank of America (the “Lender”) provided for revolving credit loans up to a maximum amount of $30.0 million, limited by the Company’s accounts receivable balances. The prior senior credit facility provided for the availability of Letters of Credit subject to a $10.0 million sub-limit. The prior senior credit facility was retired and replaced by a new senior credit facility on March 17, 2006, in connection with the closing of the Exchange Offer.
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
     The Company’s ability to borrow revolving loans under the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Through September 30, 2006, the Company had not borrowed any funds under the revolving credit facility.
Off Balance Sheet Arrangements
     As of September 30, 2006, we did not have any significant off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.
     Executive Severance Payments
     The March 16, 2006 amended severance agreements with the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, call for total cash payments of $7.0 million. The cash payments to Mr. Cook began with a payment of $275,621 in April 2006 and will continue at $91,874 per month for 57 months. The cash payments to Mr. Toma began with a payment of $93,894 in April 2006 and will continue at $31,298 per month for 45 months. Additionally, under the amended separation agreements, beginning on or about February 1, 2007, the Company will reimburse Mr. Cook and Mr. Toma, until each reaches the age of 80, for the cost of health insurance for them and their respective spouses, provided that the reimbursement shall not exceed $25,000 (subject to CPI adjustment) for Mr. Cook and $20,000 (subject to CPI adjustment) for Mr. Toma. Finally, in April 2006, the Company reimbursed $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma in connection with the negotiation of amendments to their respective severance agreements. The Company’s entering into the amendments to the severance agreements with Messrs. Cook and Toma was a condition precedent to the closing of the Company’s exchange offer restructuring its bondholder debt and the closing on its replacement credit facility, both of which took place on March 17, 2006.
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
     Principal and Interest Payments on Notes
     On November 26, 2006 the Company will be required to pay in full the remaining outstanding principal amount of its 4.75% Subordinated Convertible Notes. That amount is approximately $0.9 million. On March 15, 2007, the Company will be required to pay approximately $2.8 million in interest on its 11% Senior Notes.
Forward Looking Statements
This Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties. These statements are based on our beliefs and assumptions, as well as information currently available to us. All statements that express expectations and projections with respect to future matters and cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbors created thereby. These statements can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and “continue” or similar words. Actual risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, the following:
•	In four of the five annual periods ended December 31, 2005, we incurred significant losses and we did not generate enough cash from operations to finance our business.
•	Our current projections reflect that revenues from our core accounts payable recovery audit business will continue to decline.
•	We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.
•	Client and client vendor bankruptcies and financial difficulties could reduce our earnings.
•	Our strategic business initiatives may not be successful.
•	Our failure to retain the services of key members of management and highly skilled personnel could adversely impact our continued success.
•	We rely on international operations for significant revenues.
•	The market for providing disbursement audit services to commercial clients in the U.S. is rapidly declining.
•	We may not be able to continue to compete successfully with other businesses offering recovery audit services, including client internal recovery audit departments.
•	We have significant indebtedness and fixed obligations, and our operating cash flow may not be sufficient to satisfy these obligations.
•	Our senior credit facility contains financial performance requirements, and there can be no guarantee that we will be able to satisfy those requirements.
•	Proposed legislation by the European Union, if enacted as currently drafted, will have a materially adverse impact on Meridian’s operations.
•	Meridian’s revenue recognition policy causes its revenues to vary markedly from period to period.

•	We continue to incur expense in connection with the Medicare audit, and there is no guaranty that actual revenues will justify the required expenditures; further, even if the government deems the Medicare pilot program sufficiently successful to justify further ventures, there is no guaranty that we will be awarded future contracts.
•	Other risk factors detailed in the Company’s Securities and Exchange Commission filings, including the Company’s Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 23, 2006.
     There may be events in the future, however, that the Company cannot accurately predict or over which the Company has no control. The risks and uncertainties listed in this section, as well as any cautionary language in this Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of any of the events denoted above as risks and uncertainties and elsewhere in this Form 10-Q could have a material adverse effect on our business, financial condition and results of operations. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by law.

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
     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At September 30, 2006, we had a $25.0 million term loan outstanding which is variable-rate debt. The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). A hypothetical 100 basis point change in interest rates would result in an approximate $0.3 million change in annual interest expense. As of September 30, 2006, the Company had $15.0 million available for revolving loans under the new senior credit facility. No borrowings were outstanding under this revolving portion of the new credit facility at September 30, 2006. The interest rate on any outstanding balances on the revolving credit loan is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). Although there were no borrowings outstanding under the revolving portion of the credit facility at September 30, 2006, assuming $15.0 million of borrowings, a hypothetical 100 basis point change in interest rates would result in an approximate $0.2 million change in annual interest expense.
     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any such derivative financial instruments outstanding as of September 30, 2006 and December 31, 2005.

Item 4. Controls and Procedures
     The Company’s management conducted an evaluation, with the participation of its Chairman, President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act, because of unremediated material weaknesses in its internal control over financial reporting, as described in Item 9A of the Company’s Form 10-K for the year ended December 31, 2005.
     Management believes that during the quarter ended September 30, 2006 the Company made significant progress in remediating the material weaknesses reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Those reported weaknesses related to ineffective internal controls over revenue recognition and company level controls, including the expertise of the accounting and finance staff. Management will continue its remediation efforts and its evaluation of the effectiveness of its internal controls during the remainder of 2006. Other than as described above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See “Legal Proceedings in Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated herein by reference.
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s senior credit facility entered into on March 17, 2006 prohibits the payment of any cash dividends on the Company’s capital stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved all of the proposals which had been recommended by the Board of Directors and included in the Company’s proxy statement which was mailed to shareholders on or about July 5, 2006. Note that the vote details below are based on the actual number of shares outstanding and eligible to vote as of the meeting date and have not been pro forma adjusted to give effect to the Company’s reverse stock split which was effected on August 14, 2006.
With respect to Proposal 1 (election of Class I directors):
98,854,245 votes, or 98.5% of the votes cast, in person or by proxy, by the common shares and Series A Preferred voting together as a group, were voted FOR the election of James B. McCurry as a Class I director, and 1,527,307 votes withheld authority.
98,840,725 votes, or 98.5% of the votes cast, in person or by proxy, by the common shares and Series A Preferred, voting together as a class, were voted FOR the election of Eugene I. Davis as a Class I director, and 1,540,827 votes withheld authority.
98,820,240 votes, or 98.4% of the votes cast, in person or by proxy, by the common shares and Series A Preferred voting together as a group, were voted FOR the election of Steven P. Rosenberg as a Class I director, and 1,561,312 votes withheld authority.
The Company’s directors serving in Class II and Class III did not stand for election at the annual meeting. The directors serving in Class II, Patrick G. Dills and N. Colin Lind will continue to serve until the 2007 annual meeting of shareholders and until their successors are elected and qualified. The directors serving in Class III, David A. Cole and Phillip J. Mazzilli, Jr. will continue to serve until the 2008 annual meeting of shareholders and until their successors are elected and qualified.
With respect to Proposal 2, as to the grant of authority to the Board of Directors to amend PRG-Schultz’s Articles of Incorporation in order to increase the number of shares of capital stock authorized for issuance, 50,466,006 common shares, or 78.6% of the outstanding shares of common stock, were voted FOR the Proposal, 3,960,180 common shares voted AGAINST the Proposal and 218,471 common shares ABSTAINED; and 96,202,899 votes, or 84.0% of the votes eligible to be cast by holders of common stock and Series A Preferred, voting together as a class, were cast FOR the Proposal, 3,960,180 votes were cast AGAINST the Proposal and 218,471 votes ABSTAINED.
With respect to Proposal 3, as to the grant of authority to the Board of Directors to amend PRG-Schultz’s Articles of Incorporation to effect a reverse stock split of PRG-Schultz’s common stock at a ratio of one-for-ten, 50,699,932 common shares, or 78.9% of the outstanding shares of common stock, were voted FOR the Proposal, 3,886,542 shares voted AGAINST the Proposal and 58,184 shares ABSTAINED; and 96,436,825 votes, or 84.2% of the votes eligible to be cast by holders of common stock and Series A Preferred, voting together as a class, were cast FOR the Proposal, 3,886,542 votes were cast AGAINST the Proposal and 58,184 votes ABSTAINED.
With respect to Proposal 4, as to the issuance of shares of common stock under the Company’s 2006 Management Incentive Plan up to a maximum amount of 21 million shares of common stock (pre-reverse stock split), 67,981,169 votes, or 93.8% of the votes cast by holders of common stock and Series A Preferred, voting together as a class, were cast FOR the Proposal, 3,906,496 votes were cast AGAINST the Proposal and 599,324 votes ABSTAINED.
With respect to Proposal 5, as to amending PRG-Schultz’s Articles of Incorporation in order to increase the number of shares of the Company’s 10% Senior Convertible Series B Preferred Stock authorized for issuance from 125,000 to 264,000, 43,319,348 votes, or 86.1% of the votes eligible to be cast by holders of Series A Preferred, were cast FOR the Proposal, 0 votes were cast AGAINST the Proposal and 0 votes ABSTAINED.
With respect to Proposal 6, as to amending PRG-Schultz’s Articles of Incorporation in order to revise the anti-dilution provisions of the Company’s 9% Senior Convertible Series A Preferred Stock, 43,319,348 votes, or 86.1% of the votes eligible to be cast by holders of Series A Preferred, were cast FOR the Proposal, 0 votes were cast AGAINST the Proposal and 0 votes ABSTAINED; and 68,929,423 votes, or 60.2% of the votes eligible to be cast by holders of common stock and Series A Preferred, voting together as a class, were cast FOR the Proposal, 2,970,594 votes were cast AGAINST the Proposal and 586,971 votes ABSTAINED.
With respect to Proposal 7, as to amending PRG-Schultz’s Articles of Incorporation in order to revise the anti-dilution provisions of the Series B Preferred, 43,319,348 votes, or 86.1% of the votes eligible to be cast by holders of Series A Preferred, were cast FOR the Proposal, 0 votes were cast AGAINST the Proposal and 0 votes ABSTAINED.
With respect to Proposal 8, as to amending PRG-Schultz’s Articles of Incorporation in order to revise the voting power provisions of the Series A Preferred, 43,319,348 votes, or 86.1% of the votes eligible to be cast by holders of Series A Preferred, were cast FOR the Proposal, 0 votes were cast AGAINST the Proposal and 0 votes ABSTAINED; and 68,624,509 votes, or 59.9% of the votes eligible to be cast by holders of common stock and Series A Preferred, voting together as a class, were cast FOR the Proposal, 3,037,508 votes were cast AGAINST the Proposal and 824,971 votes ABSTAINED.
And with respect to Proposal 9, as to amending PRG-Schultz’s Articles of Incorporation in order to revise the voting power provisions of the Series B Preferred, 43,319,348 votes, or 86.1% of the votes eligible to be cast by holders of Series A Preferred, were cast FOR the Proposal, 0 votes were cast AGAINST the Proposal and 0 votes ABSTAINED.
Abstentions indicated above include broker non-votes.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	PRG-Schultz International, Inc. Amended and Restated Articles of Incorporation, as amended through August 11, 2006 (restated solely for the purposes of filing with the Securities and Exchange Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.6	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.7	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.8	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.9	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by Reference to Exhibit 4.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2005).

4.10	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 23, 2006).

4.11	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on March 23, 2006).

Exhibit
Number	Description

10.1	Amended and Restated 2006 Management Incentive Plan

10.2	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan

10.3	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 27, 2006).

10.4	Option Termination Agreement with James B. McCurry dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on October 5, 2006).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2006.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2006.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

November 8, 2006	By:	/s/ James B. McCurry

James B. McCurry
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

November 8, 2006	By:	/s/ PETER LIMERI

Peter Limeri
Chief Financial Officer and Treasurer
(Principal Financial Officer)