Form 10-K
period 2006-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2007-03-23
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-28000
PRG-Schultz International, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2213805 (I.R.S. Employer Identification No.)

600 Galleria Parkway Suite 100 Atlanta, Georgia (Address of principal executive offices)	30339-5986 (Zip Code)
Registrant’s telephone number, including area code: (770) 779-3900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC (The Nasdaq Global Market)

Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC (The Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.
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
☐ Large accelerated filer                    ☐Accelerated filer                     ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value, as of June 30, 2006, of common shares of the registrant held by non-affiliates of the registrant was approximately $23.1 million, based upon the last sales price reported that date on The Nasdaq Global Market of $4.50 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
     Common shares of the registrant outstanding as of February 28, 2007 were 8,446,640 including shares held by affiliates.
Documents Incorporated by Reference
     Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2007 Annual Meeting of Shareholders.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-K
December 31, 2006

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
     PRG-Schultz International, Inc. and its subsidiaries (collectively, the “Company”), a United States of America based company, incorporated in the State of Georgia in 1996, is the leading worldwide provider of recovery audit services principally to large businesses, mid-size businesses, and government agencies having numerous payment transactions. These businesses and agencies include, but are not limited to:
•	retailers such as discount, department, specialty, grocery and drug stores;

•	manufacturers of high-tech components, pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

•	government agencies such as the Centers for Medicare and Medicaid Services (“CMS”)

•	wholesale distributors of computer components, food products and pharmaceuticals; and
•	service providers such as communications providers, transportation providers and financial institutions.
     In businesses and agencies with large transaction volumes and continuously fluctuating prices or complex rate structures, some small percentage of erroneous overpayments to vendors or providers is inevitable. Although the vast majority of these payment transactions are processed correctly, a small number of errors occur. In the aggregate, these transaction errors can represent significant amounts of cash flow for the Company’s clients. The Company’s trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments on behalf of clients.
     Under virtually all of its client contracts, the Company receives a contractual percentage of overpayments and other savings it identifies and its clients recover or realize. In other instances, the Company receives a fee for specific services provided.
     The Company currently provides services to clients in over 30 countries. For financial reporting purposes, in 2006, the Company had two reportable operating segments, the Accounts Payable Services segment and the Meridian VAT Reclaim (“Meridian”) segment. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K for worldwide operating segment disclosures.
Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. At the time the operational restructuring plan was approved, annualized savings from the restructuring plan were expected to be approximately $42.2 million. Management believes that as of December 31, 2006, cost savings in excess of the original estimate have been achieved. The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. Almost all of the savings were realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff was directly impacted by the reductions. The Company initially expected that the implementation of the operational restructuring plan would result in severance related and other charges of approximately $14.6 million, most or all of which would be recognized prior to the end of 2006. Actual operational restructuring charges recognized in 2005 and 2006 totaled $15.7 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of December 31, 2006 a total of $11.2 million of severance had been paid. As of December 31, 2005, the Company had accrued $1.2 million of early lease termination costs and leasehold improvement impairment charges of $0.4 million related to these leases. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs.
     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. Management plans to continue to diligently manage costs on an ongoing basis. For example, in the fourth quarter of 2006, the Company implemented additional headcount reductions which the Company believes will result in estimated annualized savings of approximately $6.5 million. As a result of this action, the Company recorded approximately $4 million of severance charges not classified as operational restructuring charges in the fourth quarter of 2006.
Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its then existing convertible subordinated notes, and to improve the Company’s liquidity. On March 17, 2006, the Company successfully completed the financial restructuring.
     Pursuant to the restructuring the Company exchanged for $124.1 million of its existing convertible subordinated notes due November 2006 (and $1.8 million of accrued interest thereon) the following new securities: $51.5 million in aggregate principal amount of new senior notes, $59.6 million in aggregate principal amount of new senior convertible notes that may be converted into shares of common stock, and new Series A convertible preferred stock having an initial aggregate liquidation preference of $14.9 million. As of December 31, 2006, the outstanding Series A convertible preferred stock had a liquidation preference of $11.2 million. Concurrently with closing the exchange offer, the Company also refinanced its senior indebtedness. For details with respect to the terms of the securities issued in the exchange offer and the Company’s new senior indebtedness, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Financial Restructuring.”
Other Developments
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Services business units in South Africa and Japan, as discontinued operations. The South Africa and Japan Accounts Payable Services business units were closed during 2005. On January 11, 2006, the Company consummated the sale of its Channel Revenue business for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006 through 2009 with respect to the Channel Revenue business. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee, and as a consequence, during the year ended December 31, 2006, the Company recognized a loss of $0.3 million relating to the sale..
     Unless specifically stated, all financial and statistical information contained herein is presented with respect to continuing operations only.

The Recovery Audit Industry
     Businesses and government agencies with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures find it difficult to process every payment correctly. Although the vast majority of payment transactions are processed correctly, a small number of errors occur. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments. In the aggregate, these transaction errors can represent significant amounts of cash flow for the Company’s clients. The errors are caused by factors such as communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems.
     Although some organizations (including most large retailers) maintain internal recovery audit departments to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms, like the Company, are often retained as well due to their specialized knowledge and focused technologies.
     In the U.S., Canada, and much of the European Union, large retailers routinely engage independent recovery audit firms as standard business practice. In other countries, the Company believes that large retailers and many other types of businesses are also engaging independent recovery audit firms.
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
     As businesses have evolved, the Company and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of the changes that have been driving the recovery audit industry in the recent past:
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
Consolidation in the Retail Industry. Retailer consolidation in both, the U.S. and internationally, continues. As retailers grow larger, vendors become more reliant on a smaller number of customers and, as a result, the balance of power favors retailers rather than vendors. This dynamic creates an environment that allows retailers to assert valid claims more easily.

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
     The evolution of the recovery audit industry is expected to continue. In particular, the Company expects that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and faster approvals and deductions of claims.
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
The PRG-Schultz Strategy
     The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. The Company’s strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain its dedicated focus on its clients. The Company has implemented a number of strategic business initiatives to significantly reduce costs, stabilize revenue at existing clients and offer new services to existing and new clients. Some of these key initiatives include:
•	Centralize Claim Processing and Field Audit Work. The processing of certain claim types and certain client audits has been shifted to the Company’s Shared Service Centers and its Regional Audit Centers, resulting in cost savings and improved audit productivity.

•	Flatten Management Structure and Focus on Existing Clients. The Company has reduced its number of management layers and has focused a greater portion of its resources on its existing client base, especially larger clients.

•	Improve Audit Software and Processes. The Company has developed proprietary software tools and algorithms that enable its auditors to identify trends, exceptions and claims quickly and efficiently and use the best auditing practices to increase recoveries.

•	Expand Opportunities with Existing Clients. The Company intends to maximize the revenue opportunities with its existing clients by identifying and auditing new categories of potential errors. The Company also intends to increase its emphasis on using its technology and professional experience to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. These objectives are related to such things as transaction accuracy and compliance, purchasing effectiveness, M&A due diligence analysis, and processing efficiency in the procure-to-pay value chain.

•	Focus on Select International Opportunities. The Company believes that its best opportunities for international growth are related to major multi-national clients and that it is the only recovery audit firm with the capability to serve these clients in multiple geographies. Some of the Company’s international operations have proved to be unprofitable. To improve profitability of its international business, the Company plans to exit some international markets in 2007 and redirect the Company’s resources to the profitable international markets and clients.

•	Develop Medicare Audit. In 2005, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract, effective March 28, 2005, was awarded as part of a demonstration program by CMS to recover overpayments on behalf of taxpayers through the use of recovery auditing. The Company began generating revenue from the California Medicare audit in 2006 and believes that Medicare audit has significant revenue and profit potential in future years. In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities to expand the Company’s Medicare audit recovery business.
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
     The Company’s Accounts Payable Services target three main client types, retail/wholesale, commercial, and government agencies; with each type typically served under a different service delivery model, as more particularly described below. Commercial clients are business entities other than retailers and wholesalers, and include companies in industries such as manufacturing and financial services.
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
     The service model for commercial clients is generally different from that for retailers. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. Because accounts payable software increasingly used by many large companies significantly reduces the number of disbursement errors, the Company’s revenues from commercial audits have rapidly declined in recent years and are expected to continue to do so. As a result, the Company has recently placed more focus on services to its retail/wholesale clients.
     The majority of the Company’s government agency services are presently related to the CMS audit of the State of California Medicare spending. The principal activities involve the identification of overpayments made to healthcare providers under the Medicare program. The Company identifies such overpayments by using various methods, including proprietary methods which are comparable to the Company’s proprietary techniques developed through many years of performing other types of recovery audits involving massive volumes of transaction data.
   Meridian
     Meridian is based in Ireland and specializes in the recovery of value-added taxes (“VAT”) paid on business expenses for corporate clients located throughout the world. Acting as an agent on behalf of its clients, Meridian submits claims for refunds of VAT paid on expenses incurred primarily in European Union countries. Meridian provides a fully outsourced service dealing with all aspects of the VAT reclaim process, from the provision of audit and invoice retrieval services to the preparation and submission of VAT claims and the subsequent collection of refunds from the relevant VAT authorities. For this service, Meridian receives a contractual percentage of VAT recovered on behalf of its clients. These services provided to clients by Meridian are typically recurring in nature. Meridian also has certain “fee-for-service” offerings, including accounts payable and employee expense reimbursement processing for third parties.
Client Contracts
     The Company typically provides services to its clients under terms of a contract. The Company’s compensation under these contracts is in most all cases set as a stipulated percentage of overpayments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service.
Technology
     The Company uses advanced, proprietary information systems and processes and a large-scale technology infrastructure to conduct its audits of its clients’ accounts payable transactions. Because of the ever increasing volume and complexity of the transactions of its clients, the Company believes that its proprietary technology and processes serve as important competitive advantages over both its principal competitors and its clients’ in-house internal recovery audit functions. To sustain these competitive advantages, the Company continually invests in technology initiatives for the purpose of sustaining and improving its advantages in delivering innovative solutions that improve both the effectiveness and efficiency of the Company’s services.
   Accounts Payable Services Audit Technology
     The Company’s data acquisition, data processing and data management methodologies are aimed at maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing accuracy.
     At the beginning of a typical recovery audit engagement, the Company utilizes a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from its client for the time period under review. The Company typically receives this data by secured electronic transmissions, magnetic media or paper. For paper-based data the Company uses a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt, the data is secured, catalogued, backed up and converted into standard, readable formats using third party and proprietary tools.
     Massive volumes of client data are cleansed and mapped by the Company’s technology professionals, primarily using high performance database and storage technologies, into standardized layouts at one of the Company’s data processing facilities. Statistical reports are also generated to verify the completeness and accuracy of the data.
     The data is then processed using algorithms (business rules) leveraging over thirty years’ experience to help uncover patterns or potential problems in clients’ various transactional streams. The Company delivers this data with a high probability of transaction errors to its auditors who, using the Company’s proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. The Company also maintains a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years, to facilitate the identification of additional recovery opportunities and provide recommendations for process improvements to clients.
     Once errors are validated,the information is presented to clients for approval and submission to vendors as a “claim.” The Company offers an Internet-based claim presentation and collaboration tool, which leverages its proprietary imaging technology to help the client view, approve and submit claims to vendors.
     The Company has implemented and manages several distinct technical and procedural controls to ensure the confidentiality of client data and other information. The data security program encompasses compliance with applicable regulatory requirements within a framework based on International Standards Organization publications and industry best practices.
   Meridian VAT Reclaim Technology
     Meridian utilizes proprietary software that allows it to assist business clients in reclaiming VAT. The functionality of the software includes paper flow monitoring, financial and managerial reporting and EDI. The paper flow monitoring captures all stages of the reclaim business process, from logging claims received to printing checks due to clients. The reporting system produces reports that measure the financial and managerial information for each stage of the business process.
Auditor Hiring, Training and Compensation
     Many of the Company’s auditors and specialists formerly held finance-related management positions in the industries the Company serves. Training provided in the field by the Company’s experienced auditors enables newly hired auditors to develop and refine their auditing skills and improve productivity. Additionally, the Company provides training for auditors utilizing both classroom training and training via self-paced media such as specialized computer-based training modules. Training programs are periodically upgraded based on feedback from auditors and changing industry protocols. Many of the Company’s auditors and specialists participate in some form of incentive compensation plan that link compensation to audit performance.
Clients
     The Company provides its services principally to large businesses, mid-sized businesses, and government agencies, having numerous payment transactions. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 23.2%, 22.3% and 22.6% of its revenues from continuing operations for the years ended December 31, 2006, 2005 and 2004, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2006, 2005 and 2004.
Sales and Marketing
     Due to the highly confidential and proprietary nature of an organization’s purchasing patterns, procurement practices and payment data, as well as the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to selecting a specific recovery audit firm. The Company has found that its service offerings that are the most annuity-like in nature, such as a contract compliance audit, typically require a relatively long sales cycle and a relatively high level of direct person-to-person contact.
Proprietary Rights
     From time to time the Company develops new recovery audit software and methodologies that enhance existing proprietary software and methodologies. The Company relies primarily on trade secret and copyright protection for its proprietary software and other proprietary information. While the Company’s competitive position may be affected by its ability to protect its software and other proprietary information, the Company believes that the protection afforded by trade secret and copyright laws is generally less significant to the Company’s overall success than the continued pursuit and implementation of its operating strategies and other factors such as the knowledge, ability and experience of its personnel.
     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company’s business, including but not limited to PRGSchultz®, ImDex®, AuditPro™, SureF!nd™ , Direct F!nd™ and claimDex™.
Competition
     The Company has numerous existing accounts payable audit competitors that are believed to be substantially smaller than the Company. Barriers to effective entry and longevity as a viable accounts payable auditor are believed to vary depending upon whether the service provided involves contract compliance auditing or whether it is limited to auditing of disbursements for duplicate payments and statement errors. For contract compliance auditing, the Company believes that barriers to entry are high as a result of numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.
     The Company believes that the market for simpler duplicate and statement disbursement audit services is also highly competitive, but that barriers to entry for these types of services are relatively low. The Company believes that the low barriers to entry result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories.
     While the Company believes that it has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, the Company faces competition from the following:
Client Internal Recovery Audit Departments. A number of larger retailers (particularly those in the discount, grocery and drug sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external post-audit providers. Regardless of the level of recoveries made by internal recovery audit departments, the Company has observed that virtually all large retail clients retain at least one (primary), and sometimes two (primary and secondary), external recovery audit firms to capture errors missed by their internal recovery audit departments.
Other Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:
•	Full-service accounts payable recovery audit firms. The Company believes that only one other company also offers a full suite of U.S. and international recovery audit services;

•	A large number of smaller accounts payable recovery firms which have a limited client base and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. market and the largest of these firms typically have approximately $10 – $15 million in annual revenue. Competition in most international markets, if any, typically comes from small niche providers;

•	Firms that offer a hybrid of audit software tools and training for use by internal audit departments, and/or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery audit services for discrete sectors such as sales and use tax or real estate.
Other Providers of Recovery Services. The major international accounting firms provide recovery audit services; however, the Company believes their practices tend to be focused on tax-related services.
Regulation
     Various aspects of the Company’s business, including, without limitation, its data acquisition, processing and reporting protocols are subject to extensive and frequently changing governmental regulation in both the United States and internationally. These regulations include extensive data privacy and security requirements such as, in the U.S., the Health Insurance Portability and Accountability Act of 1996, with respect to the Company’s Medicare,audit recovery work, and, internationally, the European Data Protection Directive, as such Directive has been implemented by various members of the European Union in which the Company operates. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, or in certain circumstances, criminal penalties.
Employees
     At February 28, 2007, the Company had approximately 1,935 employees, of whom approximately 891 were located in the U.S. The majority of the Company’s employees are involved in the audit function. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.
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

ITEM 1A. Risk Factors
We have a history of losses and may not be able to improve our performance to achieve profitability.
     We reported net losses of $21.1 million, $207.7 million, $71.5 million, and $160.8 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. There is no guarantee that our ongoing cost reduction efforts or attempts to increase our revenues will be successful. If we are not able to successfully reduce costs and/or increase revenues, we may not be able to operate profitability in the future or generate sufficient cash to fund our operations and pay our indebtedness.
We believe that our core accounts payable recovery audit business will continue to decline. Therefore, we must continue to diligently manage our costs and successfully grow other business lines in order to stabilize and increase our revenues and improve our profitability.
     As our clients improve their systems and processes, fewer transactional errors occur. In addition, many of our clients have internal staffs that audit the same transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify more overpayments themselves and reduce our audit recovery opportunities. Based on these and other factors, we currently believe that our core accounts payable recovery audit business will continue to experience revenue declines over the long-term. In order to stabilize and increase our revenues and return to profitability, we must continue our cost reduction efforts (which includes emphasizing larger accounts that provide a greater return on the resources required for the account) and grow our other lines of business, such as our Medicare audit work. These other lines of business are still in the early stages of development, and there can be no guarantee that they will ultimately succeed.
We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.
     We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2006, 2005, and 2004, our two largest clients accounted for approximately 13.3%, 13.8% and 13.8% of our revenues from continuing operations, respectively. If we lose any of our major clients, our results of operations could be materially and adversely affected by the loss of revenue unless we acquire new business to replace such clients.
Client and vendor bankruptcies and financial difficulties could reduce our earnings.
     Our clients generally operate in intensely competitive environments and, accordingly, bankruptcy filings by our clients are not uncommon. Bankruptcy filings by our large clients or the significant vendors who supply them or unexpectedly large vendor claim chargebacks lodged against one or more of our larger clients, could have a materially adverse effect on our financial condition and results of operations. Similarly, our inability to collect our accounts receivable due to the financial difficulties of one or more of our large clients could adversely affect our financial condition and results of operations.
     If a client files for bankruptcy, we could be subject to an action to recover certain payments received in the 90 days prior to the bankruptcy filing as “preference payments.” If we are unsuccessful in defending against such claims, we would be required to make unbudgeted cash payments which could strain our financial liquidity and our earnings would be reduced.
     For example, on April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties have agreed to settlement mediation, the litigation is ongoing.
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
     These initiatives are ongoing and the results of the strategy and implementation will not be known until some time in the future. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to implement the strategy successfully, our results of operations and cash flows could be adversely affected. In addition, successful implementation of the strategy may require material increases in costs and expenses.
We have incurred significant costs in establishing the necessary resources to provide services for Medicare audit recovery work, and to date, have not generated material revenues from this business.
     As part of a pilot program to use recovery auditing to recover overpayments on behalf of taxpayers, the Centers for Medicare & Medicaid Services, CMS, the federal agency that administers the Medicare program, awarded us a three-year contract, effective March 28, 2005, to provide recovery audit services in connection with the State of California’s Medicare spending. We have expended substantial resources in connection with preparing for and performing the CMS audit services. While we believe this contract is a significant opportunity for us, to date the work has not generated material revenues and there is no guarantee that actual revenues will justify the required expenditures. In addition, as a result of the complex regulations governing Medicare payments, and the complexity of Medicare data, systems and processes, generally, it may be more difficult and may take longer to achieve recoveries than in other areas of our business.
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
We rely on international operations for a significant portion of our revenues.
     Approximately 47.2% of our revenues from continuing operations were generated from international operations in 2006. International operations are subject to numerous risks, including:
•	political and economic instability in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•	fluctuations in currency exchange rates, particularly weaknesses in the British pound, the euro, the Canadian dollar, the Mexican peso, and the Brazilian real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings;

•	costs associated with adapting our services to our foreign clients’ needs;

•	unexpected changes in regulatory requirements and laws;

•	expenses and legal restrictions associated with transferring earnings from our foreign subsidiaries to us;

•	burdens of complying with a wide variety of foreign laws and labor practices;

•	business interruptions due to widespread disease, potential terrorist activities, or other catastrophes;

•	reduced or limited protection of our intellectual property rights; and

•	longer accounts receivable cycles.
     Because we expect a significant portion of our revenues to continue to come from international operations, the occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.
The market for providing disbursement audit services to commercial clients in the U.S. is rapidly declining.
     We currently serve the substantial majority of our U.S. commercial accounts payable services clients using a disbursement audit service model that typically entails acquisition from the client of limited purchase data and an audit focus on a select few recovery categories. We believe that the market for providing disbursement audit services to commercial entities in the United States is rapidly declining. Similar to the decline in our core accounts payable recovery audit business, we will need to continue to successfully implement our cost savings efforts and grow our other lines of business in order to stabilize and increase our revenues to replace declining revenues from this business.
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
Generally our client contracts contain provisions under which the client may terminate the agreement prior to the completion of the agreement.
     Many of our client contracts contain provisions that would permit the client to terminate the contract without cause prior to the completion of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide services for our clients through the entire terms of their respective agreements. If clients representing a significant portion of our revenues terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenues and earnings from such contracts which would have a material adverse effect on our operations and financial results. In addition, client contract terminations could also harm our reputation within the industry which could negatively impact our ability to obtain new clients.
Our failure to comply with applicable governmental privacy laws and regulations could substantially impact our business, operations and financial condition.
     We are subject to extensive and evolving federal, state and foreign privacy laws and regulations. Changes in privacy laws or regulations or new interpretations of existing laws or regulations could have a substantial effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, or in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial condition, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts and many of the provisions of such laws and regulations are open to a wide range of interpretations. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.
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
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland, IDA, in the sum of 1.4 million Euro ($1.8 million at December 31, 2006 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. As of December 31, 2006, Meridian employed 213 permanent employees in Dublin, Ireland. As discussed above, proposed EU legislation could eventually have a materially adverse impact on Meridian’s results of operations. If Meridian’s results of operations were to decline as a result of the enactment of that legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, Meridian will have to repay the full amount of the grants it previously received from IDA. Because of the lengthy approval process required for the legislative proposal to become law and the requirements for numerous systems changes before implementation, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007.
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
The ownership change that occurred as a result of the exchange offer limits our ability to use our net operating losses.
     We have substantial tax loss and credit carryforwards for U.S. federal income tax purposes. On March 17, 2006, as a result of its financial restructuring, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carryforwards. Of the $34.1 million of U.S. federal net loss carryforwards available to the Company, $27.1 million of the loss carryforwards are subject to an annual usage limitation of $1.4 million. The ownership change resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carryforward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. In addition, the following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carryforwards, $14.3 million in unexpired foreign tax credit carryforwards, and $0.2 million in unexpired R&D credit carryforward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change.
     We believe such limitations and loss of these carryforwards will significantly increase our projected future tax liability.
We may not be allowed to deduct interest with respect to our senior convertible notes issued in the exchange offer.
     For U.S. federal income tax purposes, no deduction is allowed for interest paid or accrued with respect to convertible debt if it is substantially certain that the holders will voluntarily convert the debt into equity. The proper application of this provision in the case of our senior convertible notes is subject to varying interpretations, depending in part on facts and circumstances existing on the exchange date. We currently intend to take the position that we are entitled to interest deductions in respect of our senior convertible notes. Nevertheless, there is no assurance that the Internal Revenue Service, IRS, would not take a contrary position, or that any change in facts and circumstances would not result in us changing our position.
     In addition, even if not disallowed, any interest deductions with the respect to our senior convertible notes would cease upon an actual conversion of our senior convertible notes into stock.
Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.
     During the fourth quarter of 2005, we recorded a goodwill impairment charge of $166.0 million and an impairment charge of $4.4 million relating to our intangible trade name value. Adverse future changes in the business environment or in our ability to perform audits successfully and compete effectively in our market could result in additional impairment of goodwill, other intangible assets or long-lived assets, which could materially adversely impact future earnings. As of December 31, 2006, the Company’s goodwill and other intangible assets totaled $27.7 million. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-term assets are impaired. Annual impairment testing under SFAS No. 142 could result in a determination that our goodwill or other intangible assets have been further impaired, and annual impairment testing under SFAS No. 144 could result in a determination that our other long-lived assets have been impaired. Any future impairment of goodwill, other intangible assets or long-lived assets would reduce future earnings.
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
We have previously reported material weaknesses in our internal control over financial reporting, and any unidentified material weaknesses could cause us to fail to meet our SEC and other reporting requirements.
     In connection with an evaluation of the effectiveness of our internal control over financial reporting for the year ended December 31, 2005, management determined that material weaknesses existed with respect to our internal controls over revenue recognition and company level controls, including the expertise of the accounting and finance staff. Management believes that during 2006 significant progress was made in remediating these material weaknesses. However, we can provide no assurances that these material weaknesses have been fully corrected or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be discovered in the future. If we fail to remediate any such material weaknesses, our operating results or client relationships could be adversely affected or we may fail to meet our SEC reporting requirements or our financial statements may contain a material misstatement.
     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives or of preventing fraud due to its inherent limitations, regardless of how well designed or implemented. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of these limitations, there is a risk that material misstatements or instances of fraud may not be prevented or detected on a timely basis by our internal control over financial reporting.
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
     Our articles of incorporation and bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition not approved by our Board of Directors. This could occur even if our shareholders receive attractive offers for their shares or if a substantial number, or even a majority, of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:
•	a classified Board of Directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders; and

•	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community, in making decisions.
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
The terms of our senior credit facility place restrictions on us, which create risks of default and reduce our flexibility.
     Our current senior credit facility contains a number of affirmative, negative, and financial covenants, which limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our senior credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all. Additionally, if the lenders accelerated repayment demand is subsequently made and we are unable to honor it, cross-default language contained in the indentures underlying our separately-outstanding senior notes and senior convertible notes due March 2011, could also be triggered, potentially accelerating the required repayment of those notes as well. In such an instance, there can likewise be no assurance that we will be able to secure additional financing that would be required to make such a rapid repayment.
Our substantial leverage could materially adversely impact our financial health.
     We are highly leveraged. As of December 31, 2006, our total outstanding debt and redeemable preferred stock was approximately $151 million and we reported a shareholders’ deficit of approximately $104 million. In addition, as of December 31, 2006, we had a maximum of $17 million of additional available borrowings under our senior credit facility. The instruments governing the notes and preferred stock issued in our recent financial restructuring and our senior credit facility also allow the issuance of additional indebtedness under certain circumstances.
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
     We will have significant interest, dividend, principal and redemption payments under the notes and preferred stock issued in the exchange offer coming due in the next four years. Our ability to make payments due on the notes and preferred stock and on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreements and indentures may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could materially adversely affect our business, results of operations and financial condition.
Our stock price has been and may continue to be volatile.
     Our common stock is currently traded on The Nasdaq Global Market System. The trading price of our common stock has been and may continue to be subject to large fluctuations. Our stock price may increase or decrease in response to a number of events and factors, including:
•	issuance of additional common stock on exercise of conversion rights of our senior convertible notes or our convertible preferred stock;

•	future announcements concerning us, key clients or competitors;

•	quarterly variations in operating results and liquidity;

•	changes in financial estimates and recommendations by securities analysts;

•	developments with respect to technology or litigation;

•	the operating and stock price performance of other companies that investors may deem comparable to our company;

•	acquisitions and financings; and

•	sales and purchases of blocks of stock by insiders.

     Fluctuations in the stock market, generally, also impact the volatility of our stock price. General stock market movements may adversely affect the price of our common stock, regardless of our operating performance.
Issuance of shares of our common stock upon conversion of our preferred stock and senior convertible notes and pursuant to our new management incentive plan will dilute our common stock.
     Our convertible notes and preferred stock, upon full conversion, would represent in excess of a majority of our outstanding common stock, based on the current number of shares of common stock outstanding. In addition, in order to retain key executive employees, in 2006, we adopted a new management incentive plan, pursuant to which certain senior management employees have received phantom shares of stock that are partially payable in common stock. We have reserved 10% of our outstanding common stock on a fully-diluted basis, as measured on the dates of distribution, to settle phantom shares under the management incentive plan. In addition, we may need to issue additional equity securities in the future in order to execute our business plan or for other reasons, which could lead to further dilution to holders of our common stock. This dilution of our common stock could depress the price of our common stock.
ITEM 1B. Unresolved Staff Comments
     None
ITEM 2. Properties
     The Company’s principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. The Company leases this space under an agreement expiring on December 31, 2014. The Company has subleased approximately 33,000 square feet of its principal executive office space to independent third parties and is attempting to sublease approximately 25,000 additional square feet of space at this location. The Company’s various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business.
     Excluding the lease for the Company’s principal executive offices, the majority of the Company’s real property leases are individually less than five years in duration. See Note 9 of “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K.
ITEM 3. Legal Proceedings
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties have agreed to settlement mediation, the litigation is ongoing.
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

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Global Market (Nasdaq). All common share and per share data in this Form 10-K has been restated to give effect to the one-for-ten reverse stock split which became effective August 14, 2006. The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s senior credit facility specifically prohibit payment of cash dividends. As of February 28, 2007, there were 153 holders of record of the Company’s common stock and management believes there were in excess of 5,000 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2006 and 2005.

2006 Calendar Quarter	High	Low
1st Quarter	$7.60	$3.90
2nd Quarter	7.20	2.70
3rd Quarter	6.38	2.03
4th Quarter	8.36	4.67

2005 Calendar Quarter	High	Low
1st Quarter	$57.90	$42.00
2nd Quarter	51.50	27.50
3rd Quarter	34.90	25.80
4th Quarter	33.00	2.40
     The Company did not repurchase any of its outstanding common stock during 2006.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on the Company’s common stock (Nasdaq: PRGX), on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2001 and shows total return on investment for the period beginning December 31, 2001 through December 31, 2006, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PRG-Schultz International, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

* $100 invested on 12/31/01 in stock or index-including reinvestment of dividends.
Fiscal year ending December 31.
VALUE OF $100 INVESTED ON DECEMBER 31, 2001 AT:

			Cumulative Total Return
	12/01	12/02	12/03	12/04	12/05	12/06
PRG-Schultz International, Inc.	100.00	109.20	60.12	61.72	7.48	9.82
NASDAQ Composite Index	100.00	71.97	107.18	117.07	120.50	137.02
RDG Technology Composite Index	100.00	62.44	92.49	95.27	97.49	106.14

ITEM 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2006. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by the Company’s Independent Registered Public Accounting Firms. The Consolidated Balance Sheets as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Shareholders’ Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 2006 and the report of the Independent Registered Public Accounting Firms thereon are included in Item 8. of this Form 10-K.
     In January 2004, the Company consummated the sale of its Communications Services operations. During the fourth quarter of 2005, the Company classified its Channel Revenue, Airline, and the Accounts Payable Services business units in South Africa and Japan as discontinued operations. The Company’s Consolidated Financial Statements have been reclassified to reflect Communications Services, Channel Revenue, Airline, and the Accounts Payable Services business units in Japan and South Africa business units as discontinued operations for all periods presented. All per share data has been restated to give effect to the one-for-ten reverse stock split which became effective August 14, 2006.
     The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006 (6)	2005 (1)	2004	2003 (1)	2002 (3) (4)
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$266,095	$292,152	$350,602	$367,380	$439,686
Cost of revenues	193,747	195,091	217,059	225,938	248,722

Gross margin	72,348	97,061	133,543	141,442	190,964
Selling, general and administrative expenses	60,199	111,439	124,365	123,424	141,151
Impairment charges	—	170,375	—	206,923	—
Operational restructuring expense	4,130	11,550	—	—	—

Operating income (loss)	8,019	(196,303)	9,178	(188,905)	49,813
Interest expense, net	(16,219)	(8,391)	(8,549)	(8,948)	(9,339)
Loss on financial restructuring	(10,047)	—	—	—	—

Earnings (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of accounting changes	(18,247)	(204,694)	629	(197,853)	40,474
Income taxes (2)	2,019	821	76,197	(35,362)	14,883

Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	(20,266)	(205,515)	(75,568)	(162,491)	25,591
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	(833)	(2,225)	4,085	1,673	(4,307)

Earnings (loss) before cumulative effect of accounting changes	(21,099)	(207,740)	(71,483)	(160,818)	21,284
Cumulative effect of accounting changes, net of income taxes	—	—	—	—	(8,216)

Net earnings (loss)	$(21,099)	$(207,740)	$(71,483)	$(160,818)	$13,068

	Years Ended December 31,
	2006 (6)	2005 (1)	2004	2003 (1)	2002 (3) (4)
	(In thousands, except per share data)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(3.20)	$(33.14)	$(12.23)	$(26.31)	$4.08
Discontinued operations	(0.12)	(0.36)	0.66	0.27	(0.69)
Cumulative effect of accounting changes	—	—	—	—	(1.31)

Net earnings (loss)	$(3.32)	$(33.50)	$(11.57)	$(26.04)	$2.08

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations and cumulative effect of accounting changes	$(3.20)	$(33.14)	$(12.23)	$(26.31)	$3.20
Discontinued operations	(0.12)	(0.36)	0.66	0.27	(0.54)
Cumulative effect of accounting changes	—	—	—	—	(1.03)

Net earnings (loss)	$(3.32)	$(33.50)	$(11.57)	$(26.04)	$1.63

	December 31,
	2006	2005 (1)	2004	2003 (1)	2002 (3)(4)(5)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,013	$11,848	$12,596	$26,658	$14,860
Working capital	5,218	(9,123)	5,882	1,715	35,562
Total assets	178,667	162,062	358,593	429,257	590,270
Long-term debt, excluding current installments	136,922	140,401	123,286	122,395	147,854
Redeemable preferred stock	11,199	—	—	—	—
Total shareholders’ equity (deficit)	$(104,483)	$(102,365)	$103,584	$173,130	$337,885

(1)	During 2005 and 2003, the Company recognized impairment charges related to goodwill and intangible assets. See Notes 1(j) and 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	During 2004, the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets. Lower than expected effective tax rates in 2006 and 2005 are primarily attributable to non-recognition of loss carryforward benefits. See Note 10 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	During 2002, the Company completed the acquisitions of the businesses of HSA-Texas and affiliates accounted for as a purchase.

(4)	During 2002, the Company incurred a charge in connection with the initial implementation of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” recognized as a cumulative effect of an accounting change.

(5)	Reflects December 31, 2004 scheduled maturity of the Company’s line of credit, which was refinanced in November 2004, and its reclassification to current liabilities at December 31, 2003.

(6)	The Company adopted the provisions of SFAS 123(R) in 2006 and recognized $6.4 million of stock-based compensation charges during the year.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service.
     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT reclaim business and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the client has received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an existing contractual arrangement between the Company and the client exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria. In those instances, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, relates to underlying claims ultimately rejected by the Company’s clients’ vendors. In that case, the Company’s clients may request a refund of such amount. The Company records such refunds as a reduction of revenue (See “Critical Accounting Policies – Unbilled Revenue and Refund Liability” as fully described in Note 1 of Notes of the Consolidated Financial Statements included in Item 8. of this Form 10-K).
     The contingent fee based VAT reclaim division of the Company’s Meridian business, along with certain other international Accounts Payable Services units, recognize revenue on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Based on the guidance in SAB No. 104, Meridian defers recognition of contingent fee revenues to the accounting period in which cash is both received from the foreign governmental agencies reimbursing the VAT claims and transferred to Meridian’s clients.
     The Company derives a relatively small amount of revenues on a “fee-for-service” basis where revenue is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when the revenue recognition criteria described above in clauses (a) through (d) have been satisfied.
     On March 29, 2005, the Company announced that CMS, the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company has sub-contracted with Concentra Preferred Systems, the nation’s largest provider of specialized cost containment services for the healthcare industry, which will add its clinical experience to the Company’s expertise in recovery audit services.
     The contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs will continue to be incurred during 2007 as the Company continues to build this business. Management remains optimistic that the audit of Medicare payments in California will make an important contribution to future earnings; however, the Company has only limited ability to influence the timing of the processing of identified claims by third party claims processors, and the Company’s revenues from its Medicare audit efforts may vary significantly from period to period.

     In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities to expand the Company’s Medicare audit recovery business.
   Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. At the time the operational restructuring plan was approved, annualized savings from the restructuring plan were expected to be approximately $42.2 million. Management believes that as of December 31, 2006, cost savings in excess of the original estimate have been achieved. The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. Almost all of the savings were realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff was directly impacted by the reductions. See “- Operational Restructuring Expense” for more details regarding the operational restructuring.
   Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild, Inc., to restructure the Company’s financial obligations, including its obligations under its then existing convertible subordinated notes, and to improve the Company’s liquidity. The restructuring was successfully completed on March 17, 2006.
     Pursuant to the restructuring, the Company exchanged for $124.1 million of its existing convertible subordinated notes due November 2006 (and $1.8 million of accrued interest thereon) the following new securities: $51.5 million of new senior notes, $59.6 million of new senior convertible notes that may be converted into shares of common stock, and new Series A convertible preferred stock having an initial liquidation preference of $14.9 million. As of December 31, 2006, the outstanding Series A convertible preferred stock had a liquidation preference of $11.2 million. Concurrently with closing the exchange offer, the Company also refinanced its senior indebtedness. See “- Liquidity and Capital Resources – Financial Restructuring” for more details regarding the financial restructuting.
Critical Accounting Policies
     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes a discussion of the Company’s consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
     The Company’s significant accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. Accounting policies that involve the use of estimates that meet both of the following criteria are considered by management to be “critical” accounting policies. First, the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

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
•	Revenue Recognition. The Company recognizes revenue on the accrual basis except with respect to its Meridian VAT reclaim business, and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria has been met, particularly the determination of the timing of economic benefit received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Unbilled Receivables & Refund Liabilities. Unbilled receivables are usually contractual and relate to claims for which our client has received economic value. Unbilled receivables arise when a portion of the Company’s fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, or a year after completion of the audit period), the unbilled receivable amount is invoiced. Notwithstanding the deferred due date, the Company and the client acknowledge that this unbilled receivable has been earned at the time of the original invoice, it just has a deferred due date.
•	Refund liabilities result from reductions in the economic value previously received by the Company’s clients with respect to vendor claims identified by the Company and for which the Company has previously recognized revenue. Such refund liabilities are recognized by either offsets to amounts otherwise due from clients or by cash refunds to clients. The Company computes the estimate of its refund liabilities at any given time based on actual historical refund data. A hypothetical 1% change in refund liabilities would have an impact on operating income of approximately $0.1 million.
Periodic changes in unbilled receivables and refund liabilities are recorded as adjustments to revenue.
•	Accounts Receivable Allowance for Doubtful Accounts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability or unwillingness of its clients to make required payments. The Company evaluates the adequacy of these allowances on a periodic basis. This evaluation includes, but is not limited to, historical loss experience, the aging of current accounts receivable balances and provisions for adverse situations that may affect a client’s ability to pay. If the evaluation of allowance requirements differs from the actual aggregate allowance, adjustments are made to the allowance. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. If the financial condition of any of the Company’s clients were to deteriorate, or their operating climates were to change, resulting in an impairment of either their ability or willingness to make payments, additional allowances may be required. If the Company’s estimate of required allowances for doubtful accounts is determined to be insufficient, it could result in decreased operating income in the period such determination is made. Conversely, if a client subsequently remits cash for an accounts receivable balance which has previously been written off, it could result in increased operating income in the period in which the payment is received. A hypothetical 1% change in the allowance for doubtful accounts would have an impact on operating income of less than $0.1 million.

•	Goodwill and Other Intangible Assets. During the fourth quarter of 2006, the Company, working with its independent valuation advisors, Adams Capital, LLC, completed the required annual impairment testing of goodwill and other intangible assets in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of goodwill and other intangible assets.

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

•	Income Taxes. The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated (11.1)%, (0.4)%, and 12,114% for the years ended December 31, 2006, 2005 and 2004, respectively. The unusual 2005 rate is primarily attributable to the nondeductible portions of the impairment charges discussed above and the change in the deferred tax asset valuation allowance. The unusual 2006 and 2004 rates are primarily attributable to the changes in the deferred tax asset valuation allowance.

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

SFAS No. 109, “Accounting for Income Taxes”, requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies.

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

For the year ended December 31, 2006, management has determined that based on all available evidence, a valuation allowance of $79.5 million is appropriate, as compared to a valuation allowance in the amount of $139.6 million as of the year ended December 31, 2005. The reduction in the valuation allowance is primarily attributable to the write-off of a number of deferred tax assets as a result of an ownership change as defined in IRC Section 382, and the corresponding limitations imposed on certain tax attributes as a result of this ownership change. The impact of IRC Section 382 on the deferred tax assets of the Company is discussed in more detail in Note 10 of “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K.

•	Stock-Based Compensation. The Company adopted the provisions of SFAS 123(R) in 2006. See “New Accounting Standards” below.
Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2006	2005	2004
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	72.8	66.8	61.9

Gross margin	27.2	33.2	38.1

Selling, general and administrative expenses	22.6	38.1	35.5
Impairment charges	—	58.3	—
Operational restructuring expenses	1.6	4.0	—

Operating income (loss)	3.0	(67.2)	2.6
Interest expense, net	(6.1)	(2.9)	(2.4)
Loss on financial restructuring	(3.8)	—	—

Earnings (loss) from continuing operations before income taxes and discontinued operations	(6.9)	(70.1)	0.2
Income taxes	0.7	0.3	21.7

Earnings (loss) from continuing operations before discontinued operations	(7.6)	(70.4)	(21.5)
Discontinued operations:
Earnings (loss) from discontinued operations and disposals, net of income taxes	(0.3)	(0.7)	1.1

Net earnings (loss)	(7.9)%	(71.1)%	(20.4)%

     The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K.

Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004
Domestic Accounts Payable Services revenue:
Retail	$126.9	$137.3	$167.8
Commercial	13.5	17.1	33.5

	140.4	154.4	201.3
International Accounts Payable Services revenue	85.5	97.2	107.9

Total Accounts Payable Services revenue	$225.9	$251.6	$309.2

     For the years ended December 31, 2006 and 2005, the Company continued to experience a decline in revenues for domestic retail/wholesale Accounts Payable Services. The decline in revenues is consistent with the revenue decline that the Company has been experiencing over the past several years and was primarily attributable to fewer claims being processed as a result of improved client processes. Revenues from both domestic and international operations decreased as the Company’s clients developed and strengthened their own internal audit capabilities as a substitute for the Company’s services. Further, the Company’s clients made fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These trends are expected to continue, and as a result, revenues from the Accounts Payable Services segment are expected to continue to decline for the foreseeable future.
     Revenues from the Company’s domestic commercial Accounts Payable Services clients declined during 2006 and 2005, as well. The Company believes the market for providing disbursement audit services (which typically entail acquisition from the client of limited purchase data and an audit focus on a select few recovery categories) to commercial entities in the United States is declining with fewer audit starts and lower fee rates due to increasing pricing pressures. In response to the decline in performance for the commercial business, the Company continues to intentionally reduce the number of commercial clients serviced based on profitability, and this trend is expected to continue. As a result of the foregoing, revenues from domestic commercial Accounts Payable Services are expected to continue to decline for the foreseeable future.
     The declines in domestic retail, domestic commercial and international Accounts Payable Services revenues in 2005 versus 2004 are likewise attributable to the same factors as discussed above.
     The Company intends to maximize the revenue opportunities with each of its existing clients by identifying and auditing new categories of potential errors. The Company also intends to increase its emphasis on using its technology and professional experience to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. These objectives are related to such things as transaction accuracy and compliance, purchasing effectiveness, M&A due diligence analysis, and processing efficiency in the procure-to-pay value chain.
     In addition the Company will continue to focus on its business within the Health Care industry and in particular with the Medicare audit. In 2005, CMS, the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract, effective March 28, 2005, was awarded as part of a demonstration program by CMS to recover overpayments on behalf of taxpayers through the use of recovery auditing. The Company began generating revenue from the California Medicare audit in 2006 and believes that Medicare audit has significant revenue and profit potential in future years. In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities to expand the Company’s Medicare audit recovery business.
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
     Accounts Payable Services COR for the years ended December 31, 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004
Domestic Accounts Payable Services COR	$95.3	$99.8	$120.2
International Accounts Payable Services COR	66.6	68.1	72.7

Total Accounts Payable Services COR	$161.9	$167.9	$192.9

     The dollar decrease in COR for 2006 compared to 2005 and for 2005 compared to 2004 was primarily due to lower revenues during each fiscal year. COR for domestic Accounts Payable services was $95.3 million or 67.9% of revenue for the year ended December 31, 2006. This amount includes $2.9 million of severance charges and $3.0 million of bonuses earned during the year. This compares to $99.8 million or 64.6% of revenue in 2005 and $120.2 million or 59.7% of revenue in 2004. In addition while the Company’s revenues continued to decrease in 2006 and 2005, the Company continued to incur certain fixed costs that are also a component of COR.
     On a dollar basis, COR for the Company’s international Accounts Payable Services decreased in 2006 and 2005 primarily due to lower revenues. COR for international Accounts Payable Services was $66.6 million or 77.9% of revenue for the year ended December 31, 2006. This amount includes $1.0 million of severance charges and $1.1 million of bonuses earned during the year. This compares to $68.1 million or 70.1% of revenue in 2005 and $72.7 million or 67.4% of revenue in 2004. Again, there is a portion of international Accounts Payable Services COR that is fixed expenses.
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
     Accounts Payable Services SG&A for the years ended December 31, 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	2004
Domestic Accounts Payable Services SG&A	$20.7	$30.9	$39.3
International Accounts Payable Services SG&A	10.2	28.5	29.4

Total Accounts Payable Services SG&A	$30.9	$59.4	$68.7

Accounts Payable Services SG&A expenses for the year ended December 31, 2006 decreased by $28.5 million (or 48%) from the same period in 2005. Such expenses had already decreased in 2005 by $9.3 million (or 13.5%) from 2004. The reduction in both the domestic and international Accounts Payable Services’ SG&A is primarily the result of reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, terminating operating leases, and diligently managing the operating expenses of the business.

Meridian
     Meridian’s operating income for the years ended December 31, 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004
Revenues	$40.2	$40.6	$41.4
Cost of revenues	31.8	27.2	24.2

Gross margin	8.4	13.4	17.2

Selling, general and administrative expenses	3.7	6.6	8.2
Operational restructuring expense	—	0.4	—

Operating income	$4.7	$6.4	$9.0

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
     Revenue generated by Meridian decreased by $0.4 million in 2006 when compared to the same period in 2005. Fee income on VAT refunds decreased by $1.7 million in 2006 when compared to 2005 due to the timing of refunds from local VAT authorities. For the year ended December 31, 2006, the exchange rate impact of the strengthening of the Euro, Meridian’s functional currency, relative to the U.S. dollar, resulted in the increase in revenue of $0.8 million when compared to the similar period of 2005. Meridian has developed a number of new business services offered on a fee for service basis, including accounts payable and employee expense processing for third parties, tax return processing for governmental departments, and Local Agent Services Division (“LASD”) opportunities. The revenues from these services totaled $4.7 million for the year ended December 31, 2006 as compared to $3.6 million for the year ended December 31, 2005.
     Revenues generated by Meridian decreased by $0.8 million in 2005 when compared to the same period in 2004. Fee income on VAT refunds decreased by $0.6 million in 2005 when compared to 2004 due to the timing of refunds from local VAT authorities. For the year ended December 31, 2005, the exchange rate impact of the strengthening of the Euro, Meridian’s functional currency, relative to the U.S. dollar, resulted in the increase in revenue of $0.2 million when compared to the similar period of 2004.
     Cost of Revenue (“COR”). COR for Meridian consists principally of compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. COR for the Company’s Meridian operations is largely fixed within a period and, for the most part, will not vary significantly with changes in revenue. In addition, revenue for Meridian is recognized on a cash rather than accrual basis. As a result, COR from period to period on a percentage basis, can vary in relation to revenue recognized during the period.
     For the year ended December 31, 2006 compared to the prior year, on a dollar basis, COR increased primarily due to increased payroll costs as a result of higher headcount and annual merit increases and increases in commissions paid to joint venture partners. The exchange rate impact of the strengthening of the Euro relative to the U.S. dollar was an increase in COR of $0.8 million when compared to the similar period of 2005. Without the exchange rate impact, COR increased by 2.6% for the year.
     For the year ended December 31, 2005 compared to the same period of the prior year, on a dollar basis, COR for the Company’s Meridian operations increased primarily due to increased payroll costs as a result of higher headcount related to new service offerings and an annual merit increase.

     Selling, General & Administrative Expenses (“SG&A”). Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of the Company’s SG&A expenses, these expenses as a percentage of revenues can vary markedly from period to period based on fluctuations in revenues.
     On a dollar basis, Meridian’s SG&A for the year ended December 31, 2006 compared to 2005, increased by $0.1 million primarily due the exchange rate impact of the strengthening of the Euro relative to the U.S. dollar.
     Meridian’s SG&A for the year ended December 31, 2005 compared to 2004, decreased primarily due to non-recurring professional services fees incurred in 2004 related to the Company’s Sarbanes-Oxley Act of 2002 compliance initiative.
Corporate Support
     SG&A. Corporate Support SG&A expenses include the expenses of sales and marketing activities, information technology services, the corporate data center, human resources, legal, accounting, treasury, administration, foreign currency translation, and stock-based compensation charges. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Selling, general and administrative expenses	$25.6	$45.4	$47.5
     The decrease in SG&A for corporate support for the year ended December 31, 2006 compared to the same period in the prior year, was primarily the result of the Company’s 2005 operational restructuring plan. In addition, during fiscal year 2005 the Company recorded a $3.9 million severance charge for the departure of Messrs. Cook and Toma. This compares to a charge of $1.4 million recorded in 2004 for Messrs. Cook and Toma’s retirement benefits.
     In addition, during 2006 the Company was able to successfully sub-lease approximately 20% of the space located in its corporate headquarters. The Company estimates that the subleases will have a positive cash flow impact of approximately $4 million over the next eight years.
     Corporate support SG&A expenses in 2006 include $6.4 million of stock-based compensation charges compared to $0.4 million in 2005 and less than $0.1 million in 2004. The 2006 charges include $2.6 million related to performance based options that were voluntarily surrendered for cancellation by the Company’s chief executive officer and $3.4 million related to the Company’s 2006 Management Incentive Plan.
Operational Restructuring Expense
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous three years. Revenues for the years 2002, 2003, 2004 and 2005 were $439.7 million, $367.4 million, $350.6 million and $292.2 million, respectively. With revenues decreasing in 2003, 2004 and 2005, the Company’s selling, general and administrative expenses had increased as a percentage of revenue in each period (33.6%, 35.5% and 38.1%, respectively). The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases.
     The operational restructuring expense for the years ended December 31, 2006, 2005 and 2004 was as follows (in millions):

	2006	2005	2004
Operational restructuring expense	$4.1	$11.6	—
     The Company initially expected that the implementation of the operational restructuring plan would result in severance related and other charges of approximately $14.6 million, most or all of which would be recognized prior to the end of 2006. Actual operational restructuring charges recognized in 2005 and 2006 totaled $15.7 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of December 31, 2006 a total of $11.2 million of severance had been paid. As of December 31, 2005, the Company had accrued $1.2 million of early lease termination costs and leasehold improvement impairment charges of $0.4 million related to these leases. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs.
     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. Management plans to continue to diligently manage costs on an ongoing basis. For example, in the fourth quarter of 2006, the Company implemented additional headcount reductions resulting in estimated annualized savings of approximately $6.5 million. As a result of this action, the Company recorded approximately $4 million of severance charges not classified as operational restructuring charges in the fourth quarter of 2006.
Discontinued Operations
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years. The Company recognized a gain on the sale of discontinued operations during the year ended December 31, 2004 of $0.3 million, net of tax expense of $0.2 million, representing the receipt of a portion of the revenue-based royalty. During 2006 and 2005, the Company recognized additional gains on the sale of discontinued operations of $0.3 million and $0.5 million, respectively, related to the receipt of the final portions of the revenue-based royalty from the sale.
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The South Africa and Japan Accounts Payable Services business units were closed during 2005. On January 11, 2006, the Company consummated the sale of its Channel Revenue business. The Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006 through 2009 with respect to the Channel Revenue business. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During the year ended December 31, 2006, the Company recognized a loss of $0.3 million relating to the sale of the Airline business unit.
     During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. In 2004, the Company recognized a gain from the sale of approximately $8.3 million, net of tax expense of approximately $5.5 million.
     On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement pursuant to which the Company paid a total of $4.7 million on January 3, 2005 to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized loss of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Settlement Agreement terminated all contractual relationships between the Parties and specified that the Parties renounce all complaints, grievances and other actions.
     Operating losses of the discontinued operations up until their sale or closure for the three years ended December 31, 2006, 2005 and 2004 amounted to $1.1 million, $2.7 million and $2.5 million, respectively. Operating losses exclude general corporate overhead previously allocated to Communications Services and rent expense allocated to the Airline unit. An income tax benefit of $1.1 million was allocated to earnings (loss) from discontinued operations in 2004. The net tax effects on earnings (loss) of discontinued operations were not significant in 2006 and 2005.
Other Items
     Depreciation and Amortization. Net purchases of property and equipment for the years ended December 31, 2006, 2005 and 2004 amounted to $1.7 million, $5.4 million and $11.5 million, respectively. The significant decline in the amount of new purchases that has occurred over recent years has resulted in significant declines in depreciation and amortization expense as older purchased items become fully depreciated. A decline in depreciation and amortization expense is expected to continue for the foreseeable future.
     Net Interest Expense. Net interest expense was $16.2 million, $8.4 million and $8.5 million for the years ended December 31, 2006, 2005 and 2004, respectively (net of interest income of $0.9 million, $0.5 million and $0.6 million, respectively). The Company’s interest expense for the years ended December 31, 2005 and 2004 was comprised of interest expense and amortization of the discount related to the convertible subordinated notes and interest on borrowings outstanding under the Company’s prior senior credit facility. The interest expense for 2005 as compared to 2004 was favorable by $0.1 million due to lower interest on borrowings outstanding under Company’s prior senior credit facility.
     Net interest expense in 2006 increased significantly as a result of the Company’s financial restructuring completed on March 17, 2006. The exchange of the convertible subordinated notes due November 2006 for the new senior convertible notes and new senior notes resulted in additional annual interest expense of approximately $7.7 million. Such amount may change in future periods. The Company has the option to pay interest on the new senior convertible notes in cash or in kind. Interest expense for 2006 also includes $0.9 million related to the excess of fair value over face value of the senior convertible notes which were issued on September 15, 2006 as “paid-in-kind” interest payments on the existing senior convertible notes. The Company has also incurred additional interest expense under its senior secured credit facility. See Note 8 of Notes to the Consolidated Financial Statements included in Item 8. to this Form 10-K.
     Income Tax Expense (Benefit). The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated (11.1)%, (0.4)%, and 12,114% for the years ended December 31, 2006, 2005 and 2004, respectively. The unusual 2005 rate is primarily attributable to the nondeductible portions of the impairment charges discussed above and the change in the deferred tax asset valuation allowance. The unusual 2006 and 2004 rates are primarily attributable to the changes in the deferred tax asset valuation allowance.
     As of December 31, 2006, the Company had approximately $34.1 million of U.S. federal loss carryforwards available to reduce future taxable income. The loss carryforwards expire through 2026.
     On March 17, 2006, the company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carryforwards. Of the $34.1 million of U.S. federal loss carryforwards available to the Company, $27.1 million of the loss carryforwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carryforward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carryforwards, $14.3 million in unexpired foreign tax credit carryforwards, and $0.2 million in unexpired R&D credit carryforward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets.
     As a result of the enactment of The American Jobs Creation Act of 2004, in 2004, the Company repatriated approximately $1.8 million of earnings that were previously indefinitely reinvested. As a result of this repatriation, the Company recorded additional current income tax expense of approximately $0.7 million during 2004.

Quarterly Results
     The following tables set forth certain unaudited quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2006 and 2005. The information has been derived from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Certain reclassifications have been made to the first three quarters of 2006 to conform to the presentation adopted in the fourth quarter of 2006.

	2006 Quarter Ended				2005 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenues	$65,538	$65,308	$64,733	$70,516	$75,147	$78,162	$66,415	$72,428
Cost of revenues	47,257	48,246	45,172	53,072	48,595	50,997	48,057	47,442

Gross margin	18,281	17,062	19,561	17,444	26,552	27,165	18,358	24,986
Selling, general and administrative expenses	14,894	13,734	17,557	14,014	28,578	31,259	27,374	24,228
Impairment charges	—	—	—	—	—	—	—	170,375
Operational restructuring expense	408	1,580	153	1,989	—	—	7,922	3,628

Operating income (loss)	2,979	1,748	1,851	1,441	(2,026)	(4,094)	(16,938)	(173,245)
Interest expense, net	(2,543)	(4,269)	(5,260)	(4,147)	(1,810)	(2,061)	(2,089)	(2,431)
Gain (loss) on financial restructuring	(10,129)	—	82	—	—	—	—	—

Earnings (loss) from continuing operations before income taxes and discontinued operations	(9,693	(2,521)	(3,327)	(2,706)	(3,836)	(6,155)	(19,027)	(175,676)
Income tax expense (benefit)	650	338	726	305	687	412	715	(993)

Earnings (loss) from continuing operations before discontinued operations	(10,343)	(2,859)	(4,053)	(3,011)	(4,523)	(6,567)	(19,742)	(174,683)
Discontinued operations:
Earnings (loss) from discontinued operations and disposals, net	49	(786)	(181)	85	(373)	275	(1,056)	(1,071)

Net earnings (loss)	$(10,294)	$(3,645)	$(4,234)	$(2,926)	$(4,896)	$(6,292)	$(20,798)	$(175,754)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$(1.67)	$(0.50)	$(0.66)	$(0.44)	$(0.73)	$(1.06)	$(3.18)	$(28.15)
Discontinued operations	0.01	(0.12)	(0.03)	0.01	(0.06)	0.04	(0.17)	(0.17)

Net earnings (loss)	$(1.66)	$(0.62)	$(0.69)	$(0.43)	$(0.79)	$(1.02)	$(3.35)	$(28.32)

Liquidity and Capital Resources
     Net cash provided by (used in) operating activities was $25.4 million, $(8.0) million and $10.8 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash provided by operating activities for the year ended December 31, 2006 was the result of the Company’s focus on improving working capital and reducing overall expenses. As of December 31, 2006 the Company’s days sales outstanding (“DSO”) had improved by 18% compared to the prior year, providing in excess of $7.2 million of additional cash. Renegotiating and paying vendors according to terms provided an additional $5.2 million. Cash used by operations for the year ended December 31, 2005 was primarily the result of a $205.5 million loss from continuing operations largely offset by noncash impairment, depreciation and amortization charges of $186.8 million and a $17.7 million reduction in receivable balances. Cash provided by operating activities during the year ended December 31, 2004 was principally influenced by the offset of a loss from continuing operations by a non-cash charge to provide a valuation allowance against the Company’s remaining deferred tax assets as of December 31, 2004, in addition to a release of restricted cash as a result of the Company’s prior senior credit facility.

     Net cash used in investing activities was $1.7 million, $5.4 million and $11.5 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in investing activities for all three years was attributable to capital expenditures net of proceeds from sales.
     Net cash provided by (used in) in financing activities was $(0.2) million, $14.9 million and $(31.3) million for the years ended December 31, 2006, 2005 and 2004, respectively. The net cash used by financing activities during the year ended December 31, 2006 primarily related to a new borrowing of $25 million used to pay off $16.8 million of existing debt and the payment of $7.5 million to professionals during the refinancing. Net cash provided from financing activities for the year ended December 31, 2005 related primarily to net borrowings on the Company’s revolving credit facility and $10 million bridge loan. Net cash used in financing activities during the year ended December 31, 2004 related primarily to repayment of amounts outstanding under the Company’s previous senior credit facility.
     Net cash provided by (used in) discontinued operations was $(0.8) million, $(1.9) million and $17.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Cash used in discontinued operations during the year ended December 31, 2006 was primarily related to the wind down and professional expenses associated with selling of the Airlines business. Cash used in discontinued operations during the year ended December 31, 2005 was primarily the result of net operating losses on the four business units classified as held for sale during the fourth quarter of 2005 offset by the receipt of a portion of the revenue-based royalty from the former Logistics Management Services segment that was sold in October 2001. Cash provided by discontinued operations during 2004 was the result of losses generated by the Communications Services operations prior to its sale on January 16, 2004 and net operating losses on the four business units classified as held for sale during the fourth quarter of 2005 offset by proceeds of $19.1 million from the sale of the remaining Communications Services business in January 2004.
     As of December 31, 2006, the Company had cash and cash equivalents of $35.0 million, and no borrowings under the revolver portion of its senior credit facility (see “Financial Restructuring” below). The revolver had approximately $17.0 million of calculated availability for borrowings. The Company had borrowings of $25.0 million outstanding under the term loan portion of its senior credit facility.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months; however, current projections reflect that the Company’s core accounts payable business will continue to decline. Therefore, the Company must continue to successfully manage its expenses and grow its other business lines in order to stabilize and increase revenues and improve profitability.

     Contractual Obligations and Other Commitments
     As discussed in “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2006 is as follows:

	Payments Due by Period
	(in thousands)
		Less			More
		Than		3-5	Than
Contractual obligations	Total	1 Year	1-3 Years	Years	5 Years
Operating lease obligations	$48,672	$9,051	$13,257	$9,576	$16,788
Capital lease obligations	1,089	61	726	302	—
Senior notes (1)	51,455	—	—	51,455	—
Interest on senior notes (1)	25,470	5,660	11,320	8,490	—
Senior convertible notes (2)	62,511	—	—	62,511	—
Interest on senior convertible notes (2)	28,130	6,251	12,502	9,377	—
Term Loan (3)	25,000	750	3,750	20,500	—
Series A convertible preferred stock (4)	16,225	—	—	16,225	—
Payments to Messrs. Cook and Toma (5)	6,826	1,530	3,064	1,217	1,015
Severance and deferred compensation	6,076	6,076	—	—	—

Total	$271,454	$29,379	$44,619	$179,653	$17,803

(1)	Due March 2011, interest of 11% payable semi-annually

(2)	Due March 2011, interest of 10% payable semi-annually; interest may be “paid-in-kind” at Company’s option in lieu of cash

(3)	Excludes variable-rate interest of LIBOR + 8.5%, payable monthly

(4)	87,064 shares mandatorily redeemable March 2011 at $186.36 per share assuming no dividends paid prior to redemption

(5)	In connection with the Company’s financial restructuring, required payments to Messrs. Cook and Toma were revised – see Executive Severance Payments below.
   Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild Inc., to restructure the Company’s financial obligations, including its obligations under its convertible subordinated notes due November 2006, and to improve the Company’s liquidity. The Company successfully completed the financial restructuring on March 17, 2006.
     Pursuant to the financial restructuring, the Company exchanged:
•	$400 principal amount of its 11.0% Senior Notes Due 2011, plus an additional amount of principal equal to accrued and unpaid interest due on the existing notes held by the tendering holders;

•	$480 principal amount of its 10.0% Senior Convertible Notes Due 2011 convertible into common stock; and

•	one share, $120 liquidation preference, of its 9.0% Senior Series A Convertible Participating Preferred Stock convertible into common stock;
for each $1,000 principal amount of outstanding 4.75% Convertible Subordinated Notes due November 2006.
Approximately 99.3% of the aggregate $125 million outstanding convertible subordinated notes were tendered for exchange and accepted by the Company.
The material terms of these new securities include:
•	The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

•	The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible into common stock at a rate of approximately 153.8 shares per $1,000 principal amount. On September 15, 2006, the Company issued $2.9 million of additional senior convertible notes in lieu of the semiannual cash interest payment.

•	The new Series A convertible preferred stock has a 9% dividend, payable in cash or in kind, at the option of the Company. The new Series A convertible preferred stock is convertible at the option of the holders into shares of common stock at the rate of $2.8405 of liquidation preference per share of common stock. As of December 31, 2006, 37,030 shares of Series A convertible preferred stock had been converted into 1,618,995 shares of common stock.

•	The Series A convertible preferred stock has the right to vote with the Company’s common stock on most matters requiring shareholder votes. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes. The Company also has the right to redeem the new Series A convertible preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

•	Both the new senior notes and the new senior convertible notes mature on the fifth anniversary of issuance. The new Series A convertible preferred stock must be redeemed on the fifth anniversary of issuance.
     As a part of its financial restructuring, the Company also entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which was syndicated to the Company’s prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of noteholders of the Company’s convertible subordinated notes due November 2006, with the right to designate one member of the Company’s Board of Directors, and together with its affiliates, the Company’s largest shareholder. The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.
     PRG-Schultz USA, Inc., the Company’s direct wholly-owned subsidiary (the “borrower”), is the primary borrower under the senior secured credit facility, and the Company and each of its other existing and subsequent acquired or organized direct and indirect domestic wholly-owned subsidiaries have guaranteed the facility. The borrower’s and all of the Company’s other subsidiaries’ obligations under the senior secured credit facility are secured by liens on substantially all of the Company’s assets (including the stock of our domestic subsidiaries and two-thirds of the stock of certain of our foreign subsidiaries).
     The senior secured credit facility will expire on March 17, 2010, the fourth anniversary of the closing of the exchange offering. The term loan under the senior secured credit facility will amortize with quarterly payments beginning on the first anniversary of the closing date of $250,000 per quarter for the second year of the facility, and $500,000 per quarter for the third and fourth years of the facility, with the balance due at maturity on the fourth anniversary of closing.
     The term loan under the senior secured credit facility may be repaid at the Company’s option at any time; provided, that any such pre-payment in the first year shall be subject to a prepayment penalty of 3.0% of the principal amount pre-paid, and pre-payments in the second year shall be subject to a pre-payment penalty of 2.0% of the principal amount pre-paid. The term loan may be pre-paid at any time following the 2nd anniversary of the closing date without penalty. The senior secured credit facility also provides for certain mandatory repayments, including a portion of our consolidated excess cash flow (which will be based on an adjusted EBITDA calculation), sales of assets and sales of certain debt and equity securities, in each case subject to certain exceptions and reinvestment rights.
     The Company’s ability to borrow revolving loans under the senior secured credit facility is limited to a borrowing base of a percentage of our eligible domestic receivables, subject to adjustments. Based on this borrowing base calculation, the Company had approximately $15.0 million of availability under the revolving credit facility at the closing of the exchange offer.

     The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). The Company will also pay an unused commitment fee on our revolving credit facility of 0.5%. The senior secured credit facility also required the payment of commitment fees, closing fees and additional expense reimbursements of approximately $1.1 million at closing.
     The senior secured credit facility contains customary representations and warranties, covenants and conditions to borrowing. The senior secured credit facility also contains a number of financial maintenance and restrictive covenants that are customary for a facility of this type, including without limitation (and subject to certain exceptions and qualifications): maximum capital expenditures (to be measured annually); maximum total debt to EBITDA (to be measured quarterly); minimum EBITDA (to be measured quarterly); minimum fixed charge coverage ratio (to be measured quarterly); provision of financial statements and other customary reporting; notices of litigation, defaults and un-matured defaults with respect to material agreements; compliance with laws, permits and licenses; inspection of properties, books and records; maintenance of insurance; limitations with respect to liens and encumbrances, dividends and retirement of capital stock, guarantees, sale and lease back transactions, consolidations and mergers, investments, capital expenditures, loans and advances, and indebtedness; compliance with pension, environmental and other laws, operating and capitalized leases, and limitations on transactions with affiliates and prepayment of other indebtedness.
     The senior secured credit facility contains customary events of default, including non-payment of principal, interest or fees, inaccuracy of representations or warranties in any material respect, failure to comply with covenants, cross-default to certain other indebtedness, loss of lien perfection or priority, material judgments, bankruptcy events and change of ownership or control.
     Transaction Costs of Financial Restructuring, Including Exchange Offer
     In connection with the exchange offer and the financial restructuring, the Company incurred a total of approximately $9.0 million of transaction costs including legal and financial advisory fees. These costs included fees and expenses of the Ad Hoc Committee for noteholders paid by the Company.
     Forbearance Agreement
     As of December 31, 2005, the Company was not in compliance with all of its financial covenants under its prior senior credit facility. On November 8, 2005, the Company entered into a Forbearance Agreement with the Lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising any right or remedy under the prior senior credit facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arose exclusively as a result of the occurrence of certain acknowledged events of default; however, the Lender did retain its right to prohibit certain payments to the holders of the Company’s 4 3/4% convertible subordinated notes. In addition to the financial covenant defaults discussed above, the acknowledged events of default included the failure to provide information and documentation regarding certain of the Company’s subsidiaries.
     In consideration of the Lender’s willingness to enter the Forbearance Agreement, the Company paid the Lender a nonrefundable fee in the amount of $0.1 million and agreed to reimburse certain expenses of the Lender and its counsel. The Company satisfied all of its obligations under the Forbearance Agreement, and replaced the prior senior credit facility with its new senior facility, discussed above, on March 17, 2006. In consideration of the willingness of the Lender to enter into the Forbearance Agreement, the Company and its domestic subsidiaries released the Lender and certain of its affiliates from any and all damages and liabilities of whatever kind or nature, known or unknown, relating to or arising under the prior senior credit facility, excluding any ongoing obligations the Lender had pursuant to the prior senior credit facility.

     $10 million Bridge Loan
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements provided for a term loan to PRG-Schultz USA Inc., a wholly owned subsidiary of the Company (the “Borrower”), in an aggregate principal amount of $10 million that matured on the earlier of the closing of the Company’s restructuring of its debt or August 15, 2006 (the “Bridge Loan”). This loan was repaid and replaced by the new credit facility on March 17, 2006.
     The Blum Entities are beneficial owners of the Company’s common stock and the new securities issued in the Company’s recent financial restructuring, and they have the right to designate a member of the Company’s Board of Directors and to have an observer present at all Board meetings. The Petrus Entities are also beneficial owners of the Company’s common stock and the new securities issued in the restructuring. The Petrus Entities and Blum Capital Partners L.P. served on the Ad Hoc Committee of noteholders of the Company’s convertible subordinated notes due November 2006.
     Prior Senior Credit Facility
     The Company’s prior senior credit facility with Bank of America (the “Lender”) provided for revolving credit loans up to a maximum amount of $30.0 million, limited by the Company’s accounts receivable balances. The prior senior credit facility provided for the availability of Letters of Credit subject to a $10.0 million sub-limit. The prior senior credit facility was retired and replaced by the new senior credit facility discussed above, in connection with the closing the exchange offer.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. Charges of $3.9 million, $1.4 million and $2.3 million had been accrued in 2005, 2004 and 2003 and prior years, respectively, related to these retirement obligations.
     Bankruptcy Litigation
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties have agreed to settlement mediation, the litigation is ongoing.
     French Taxation Services Settlement
     On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement (the “Agreement”) pursuant to which the Company paid a total of $4.7 million, to resolve the buyer’s warranty claims and a commission dispute with Meridian. During the fourth quarter of 2004, the Company recognized a loss on discontinued operations of $3.1 million for amounts not previously accrued to provide for those claims. No tax benefit was recognized in relation to the expense. The Agreement settles all remaining indemnification obligations and terminates all contractual relationships between the Parties and further specifies that the Parties will renounce all complaints, grievances and other actions.
     Contingent Obligation to Repay Industrial Development Authority of Ireland Grant
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.8 million at December 31, 2006 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145 prior to September 23, 2007, the date the contingency expires, the grants are repayable in full. As of December 31, 2006, Meridian currently employed 213 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of goods and services to clients within the EU. The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its VAT business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007. As any potential liability related to these grants is not currently determinable, the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 included in Item 8. of this Form 10-K does not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, the Company will recognize an expense at that time.
     Limitation on Tax Loss and Credit Carryforwards
     On March 17, 2006, as a result of the financial restructuring, the company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carryforwards. Of the $34.1 million of U.S. federal net loss carryforwards available to the company, $27.1 million of the loss carryforwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carryforward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carryforwards, $14.3 million in unexpired foreign tax credit carryforwards, and $0.2 million in unexpired R&D credit carryforward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets.

     Off Balance Sheet Arrangements
     As of December 31, 2006, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
New Accounting Standards
     SFAS No. 123(R). In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”(“SFAS No. 123(R)”). This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method. See Note 14 of “Notes to Consolidated Financial Statements” included in Item 8. to this Form 10-K for information about stock-based compensation recognized in 2006 under SFAS N0. 123(R).
     On December 15, 2005, the Company’s Compensation Committee of the Board of Directors authorized the immediate vesting of all outstanding unvested time-vesting options that had option prices that were out of the money as of such date (the “underwater” stock options). This action accelerated the vesting of 263,762 options as of November 30, 2005. The accelerated options had option prices that ranged from $31.60 per share to $172.50 per share and a weighted average option price per share of $49.70. The optionees whose options were accelerated included, among others, David Cole, the non-executive Chairman of the Board (15,000 options) and the following executive officers: James McCurry (50,000 options), James Moylan (37,500 options) and James Benjamin (7,500 options). The Compensation Committee’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company’s adoption of SFAS No. 123(R). Management estimated that compensation expense would be approximately $2.4 million, $1.2 million and $0.5 million lower in 2006, 2007 and 2008, respectively, than if the vesting had not been accelerated.
     SFAS No. 154. In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”). SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted this pronouncement beginning in fiscal year 2006. Such adoption did not have a material effect on its results of operations, financial position or cash flows.
     FIN No. 48. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). This Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing and evaluating the impact this Interpretation will have on its consolidated financial statements.

     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
     SAB 108. In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted the provisions of SAB 108 effective December 31, 2006, as required. The adoption of such provisions did not impact the consolidated financial statements.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our functional currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of nonfunctional currency revenues decreases. When the U.S. dollar weakens, the functional currency amount of revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. Given the number of variables involved in calculating our revenues and expenses derived from currencies other than the U.S. dollar, including multiple currencies and fluctuating transaction volumes, the Company believes that it cannot provide a quantitative analysis of the impact of hypothetical changes in foreign currency exchange rates that would be meaningful to investors.
     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2006, there were borrowings of $25.0 million outstanding under the term loan portion of the Company’s senior credit facility. As of December 31, 2006, the Company had $17.0 million available for revolving loans under the senior credit facility, but had no borrowings under the revolver portion of the new credit facility. The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.3 million change in pre-tax income. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in pre-tax income.
     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of December 31, 2006.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of December 31, 2006, a hypothetical $1.00 change in the market value of the Company’s common stock would result in $0.3 million change in pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of PRG-Schultz International, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheet of PRG-Schultz International, Inc. and subsidiaries (the Company) as of December 31, 2006, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year ended December 31, 2006. We have also audited the financial statement schedule as listed in Item 15(a)(2) as Schedule II as of and for the year ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule presents fairly, in all material respects, the information set forth therein as of and for the year ended December 31, 2006.
As discussed in Note 1(o) to the consolidated financial statements, “Stock-Based Compensation,” the Company adopted the provisions of SFAS No. 123(R) during 2006.

Atlanta, Georgia	/s/ BDO SEIDMAN, LLP
March 21, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PRG-Schultz International, Inc.:
We have audited the accompanying consolidated balance sheet of PRG-Schultz International, Inc. and subsidiaries (the Company) as of December 31, 2005 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 8 to the consolidated financial statements, the Company has substantial debt obligations and, during 2005, it was required to enter into a forbearance agreement to obtain covenant relief. The Company has incurred significant losses in each of the years in the two-year period ended December 31, 2005 and has a shareholders’ deficit of $102.4 million at December 31, 2005. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to complete planned restructuring activities, and to generate cash flows from operations, as well as the Company maintaining credit facilities adequate to conduct its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Atlanta, Georgia	/s/ KPMG LLP
March 17, 2006

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenues	$266,095	$292,152	$350,602

Cost of revenues	193,747	195,091	217,059

Gross margin	72,348	97,061	133,543

Selling, general and administrative expenses	60,199	111,439	124,365
Impairment charges (Notes 1(j) and 7)	—	170,375	—
Operational restructuring expense (Note 16)	4,130	11,550	—

Operating income (loss)	8,019	(196,303)	9,178
Interest (expense)	(17,145)	(8,936)	(9,142)
Interest income	926	545	593
Loss on financial restructuring (Note 8)	(10,047)	—	—

Earnings (loss) from continuing operations before income taxes and discontinued operations	(18,247)	(204,694)	629
Income taxes (Note 10)	2,019	821	76,197

Earnings (loss) from continuing operations before discontinued operations	(20,266)	(205,515)	(75,568)
Discontinued operations (Note 2):
Earnings (loss) from discontinued operations, net of income tax benefit of $1,080 in 2004	(1,125)	(2,704)	(1,411)
Net gains on sales of discontinued operations, net of income tax expense of $5,722 in 2004	292	479	5,496

Earnings (loss) from discontinued operations	(833)	(2,225)	4,085

Net earnings (loss)	$(21,099)	$(207,740)	$(71,483)

Basic and diluted earnings (loss) per common share (Note 6):
Earnings (loss) from continuing operations before discontinued operations	$(3.20)	$(33.14)	$(12.23)
Discontinued operations	(0.12)	(0.36)	0.66

Net earnings (loss)	$(3.32)	$(33.50)	$(11.57)

Weighted-average common shares outstanding (Note 6 ):
Basic and diluted	6,616	6,201	6,177

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2006	2005
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$35,013	$11,848
Restricted cash (Note 13(c))	3,438	3,096
Receivables:
Contract receivables, less allowances of $1,919 in 2006 and $2,717 in 2005:
Billed	32,464	43,591
Unbilled	8,457	9,608

	40,921	53,199
Employee advances and miscellaneous receivables, less allowances of $1,306 in 2006 and $2,974 in 2005	2,534	2,737

Total receivables	43,455	55,936

Funds held for client obligations	42,304	32,479
Prepaid expenses and other current assets	2,667	3,113
Deferred income taxes (Note 10)	139	67

Total current assets	127,016	106,539

Property and equipment:
Computer and other equipment	52,083	65,575
Furniture and fixtures	6,326	7,744
Leasehold improvements	8,241	8,460

	66,650	81,779
Less accumulated depreciation and amortization	56,247	64,326

Property and equipment, net	10,403	17,453

Goodwill (Note 7)	4,600	4,600
Intangible assets, less accumulated amortization of $6,838 in 2006 and $5,453 in 2005 (Note 7)	23,062	24,447
Unbilled receivables	3,175	2,789
Deferred loan costs, net of accumulated amortization	6,822	2,650
Deferred income taxes (Note 10)	391	530
Other assets (Note 13(b))	3,198	3,054

	$178,667	$162,062

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Obligations for client payables	$42,304	$32,479
Accounts payable and accrued expenses	23,676	22,362
Accrued payroll and related expenses	41,026	44,031
Refund liabilities	10,112	11,741
Deferred revenue	3,930	4,583
Convertible subordinated notes, net of unamortized discount of $4 in 2005 (Note 8)	—	466
Current portions of other debt obligations	750	—

Total current liabilities	121,798	115,662

Convertible subordinated notes, net of unamortized discount of $929 in 2005 (Note 8)	—	123,601
Senior notes, net of unamortized discount of $7,659 in 2006 (Note 8)	43,796	—
Senior convertible notes, including unamortized premium of $5,519 in 2006 (Note 8)	68,030	—
Other debt and capital lease obligations (Note 8)	25,096	16,800
Noncurrent compensation obligations (Note 13(e))	5,859	1,388
Refund liabilities	1,659	1,785
Other long-term liabilities	5,713	5,191

Total liabilities	271,951	264,427

Mandatorily redeemable participating preferred stock (Note 8)	11,199	—
Shareholders’ equity (deficit) (Notes 8, 12 and 14):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 8,398,770 shares in 2006 and 6,787,683 shares in 2005	84	68
Additional paid-in capital	513,920	494,826
Accumulated deficit	(571,818)	(550,719)
Accumulated other comprehensive income	2,041	2,400
Treasury stock at cost, 576,453 shares in 2006 and 2005	(48,710)	(48,710)
Unamortized portion of compensation expense	—	(230)

Total shareholders’ equity (deficit)	(104,483)	(102,365)

Commitments and contingencies (Notes 2, 3, 8, 9, 12 and 13)
	$178,667	$162,062

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

					Accumulated		Unamortized
	Common Stock		Additional Paid-In	Accumulated	Other Comprehensive	Treasury	Portion of Compensation	Total Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Expense	Equity (Deficit)	Income (Loss)
Balance at December 31, 2003	6,748,961	$67	$492,878	$(271,496)	$616	$(48,710)	$(225)	$173,130
Comprehensive loss:
Net loss	—	—	—	(71,483)	—	—	—	(71,483)	$(71,483)
Other comprehensive income-foreign currency translation adjustments	—	—	—	—	1,124	—	—	1,124	1,124

Comprehensive loss	—	—	—	—	—	—	—	—	$(70,359)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $17)	18,505	1	808	—	—	—	—	809
Restricted share forfeitures	(1,600)	—	(154)	—	—	—	154	—
Amortization of expense	—	—	—	—	—	—	4	4

Balance at December 31, 2004	6,765,866	68	493,532	(342,979)	1,740	(48,710)	(67)	103,584
Comprehensive loss:
Net loss	—	—	—	(207,740)	—	—	—	(207,740)	$(207,740)
Other comprehensive income-foreign currency translation adjustments	—	—	—	—	660	—	—	660	660

Comprehensive loss	—	—	—	—	—	—	—	—	$(207,080)

Issuances of common stock:
Issuances under employee stock plans (including tax benefits of $1)	17,075	—	773	—	—	—	—	773
Restricted share forfeitures	(20,400)	—	(1,029)	—	—	—	1,029	—
Restricted shares retired for payroll taxes	(1,358)	—	(42)	—	—	—	—	(42)
Restricted share and option awards	26,500	—	1,592	—	—	—	(1,592)	—
Amortization of expense	—	—	—	—	—	—	400	400

Balance at December 31, 2005	6,787,683	68	494,826	(550,719)	2,400	(48,710)	(230)	(102,365)
Reclassification of unamortized portion of compensation expense	—	—	(230)	—	—	—	230	—
Comprehensive loss:
Net loss	—	—	—	(21,099)	—	—	—	(21,099)	$(21,099)
Other comprehensive income-foreign currency translation adjustments	—	—	—	—	(359)	—	—	(359)	(359)

Comprehensive loss	—	—	—	—	—	—	—	—	$(21,458)

Excess of fair value over redemption value of preferred stock issued	—	—	11,995	—	—	—	—	11,995
Issuance costs of preferred stock	—	—	(1,281)	—	—	—	—	(1,281)
Issuances of common stock:
Conversions of Series A preferred stock	1,614,995	16	4,571	—	—	—	—	4,587
Fractional shares issued pursuant to reverse split	92	—	—	—	—	—	—	—
Restricted share forfeitures	(4,000)	—	—	—	—	—	—	—
Accumulated dividends on preferred stock	—	—	(895)	—	—	—	—	(895)
Stock-based compensation expense	—	—	4,934	—	—	—	—	4,934

Balance at December 31, 2006	8,398,770	$84	$513,920	$(571,818)	$2,041	$(48,710)	$—	$(104,483)

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(21,099)	$(207,740)	$(71,483)
(Earnings) loss from discontinued operations	833	2,225	(4,085)

Loss from continuing operations	(20,266)	(205,515)	(75,568)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Loss on financial restructuring	10,047	—	—
Impairment charges	—	170,375	—
Impairment charges included in operational restructuring	546	372	—
Depreciation and amortization	10,783	14,375	15,645
Amortization of debt discount, premium and deferred loan costs	1,858	1,301	1,968
Stock-based compensation expense	6,436	358	4
Loss on disposals of property, plant and equipment, net	28	9	187
Deferred income taxes	67	(2,847)	72,845
Income tax benefit relating to stock option exercises	—	1	17
Changes in assets and liabilities:
Restricted cash	(2)	(3,014)	6,203
Billed Receivables	12,663	14,718	(4,121)
Unbilled Receivables	765	2,999	(2,188)
Prepaid expenses and other current assets	684	908	(1,280)
Other assets	229	(509)	(411)
Accounts payable and accrued expenses	5,188	(55)	(7,438)
Accrued payroll and related expenses	(4,299)	3,577	735
Refund liabilities	(1,755)	(3,131)	3,449
Deferred revenue	(1,073)	(1,195)	1,682
Noncurrent compensation obligations	2,969	(807)	(1,500)
Other long-term liabilities	521	93	587

Net cash provided by (used in) operating activities	25,389	(7,987)	10,816

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(1,683)	(5,374)	(11,520)

Net cash used in investing activities	(1,683)	(5,374)	(11,520)

Cash flows from financing activities:
Principal payments on convertible notes	(905)	—	—
Net borrowings (repayments) of other debt obligations	8,200	16,800	(31,600)
Payments for deferred loan costs	(6,197)	(2,648)	(451)
Net proceeds from common stock issuances	—	772	792
Issuance costs of preferred stock	(1,281)	—	—

Net cash provided by (used in) financing activities	(183)	14,924	(31,259)

Cash flows from discontinued operations:
Operating cash flows	(1,116)	(2,348)	(1,978)
Investing cash flows	296	473	19,104

Net cash provided by (used in) discontinued operations	(820)	(1,875)	17,126

Effect of exchange rates on cash and cash equivalents	462	(436)	775

Net change in cash and cash equivalents	23,165	(748)	(14,062)

Cash and cash equivalents at beginning of year	11,848	12,596	26,658

Cash and cash equivalents at end of year	$35,013	$11,848	$12,596

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$5,701	$6,782	$6,440

Cash paid during the year for income taxes, net of refunds received	$1,513	$2,298	$3,210

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of Business and Basis of Presentation
Description of Business
     The principal business of PRG-Schultz International, Inc. and subsidiaries (the “Company”) is providing recovery audit services to large and mid-size businesses and government agencies having numerous payment transactions with many vendors. These businesses include, but are not limited to:
•	retailers such as discount, department, specialty, grocery and drug stores;

•	manufacturers of high-tech components, pharmaceuticals, consumer electronics, chemicals and aerospace and medical products;

•	government agencies such as the Centers for Medicare and Medicaid Services (CMS);

•	wholesale distributors of computer components, food products and pharmaceuticals; and

•	service providers such as communications providers, transportation providers and financial institutions.
     The Company currently provides services to clients in over 30 countries.
Basis of Presentation
     These audited financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern depends upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and where necessary, obtaining financing sources to satisfy the Company’s future obligations. The Company began implementing a workforce reduction and operational restructuring in 2005 (see Note 16) and refinanced its debt obligations on March 17, 2006 (see Note 8). Management plans to continue to diligently manage costs on an ongoing basis.
     Reverse Stock Split
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to effect a reverse stock split of the Company’s common stock at a ratio of one-for-ten. The one-for-ten reverse stock split became effective on August 14, 2006. All common stock and per share data for all periods presented in these financial statements have been restated to give effect to the reverse stock split. In connection with the reverse stock split, the number of shares subject to outstanding options and the option exercise prices were automatically proportionately adjusted in accordance with the terms of the grants.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c) Discontinued Operations
     Financial statements for all years presented have been reclassified to separately report results of discontinued operations from results of continuing operations (see Note 2). Disclosures included herein pertain to the Company’s continuing operations, unless otherwise noted.
(d) Revenue Recognition
     The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval, and they are unique to each client. For some services provided by the Company, compensation is in the form of a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service.
     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT Reclaim business (“Meridian”) and certain international Accounts Payable Services units. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue with respect to which, even though the requirements of the Company’s revenue recognition policy were met, the Company’s customers’ vendors have ultimately rejected the claims underlying the revenue. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund or offset of such amount. The Company records such refunds as a reduction of revenue.
     Unbilled receivables are usually contractual and relate to claims for which clients have received economic value. Unbilled receivables arise when a portion of the Company’s fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times a year after completion of the audit period), the unbilled receivable amount is invoiced. Both the Company and the client acknowledge that this unbilled receivable has been earned at the time of the original invoice, it just has a deferred due date.
     Refund liabilities result from reductions in the economic value previously received by the Company’s clients with respect to vendor claims identified by the Company and for which the Company has previously recognized revenue. Such refund liabilities are recognized by either offsets to amounts otherwise due from clients or by cash refunds. The Company computes the estimate of its refund liabilities at any given time based on actual historical refund data.
     Periodic changes in unbilled receivables and refund liabilities are recorded as adjustments to revenue.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company derives a relatively small portion of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced, and when criteria (a) through (d) as set forth above are met.
(e) Cash and Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At December 31, 2006 and 2005, the Company had cash and cash equivalents of $35.0 million and $11.8 million, respectively, of which cash equivalents represented approximately $22.2 million and $1.7 million, respectively. The Company had $20.5 million in cash equivalents at U.S. Banks at December 31, 2006 and did not have any cash equivalents at U.S. banks at December 31, 2005. At December 31, 2006 and 2005, certain of the Company’s international subsidiaries held $1.7 million in temporary investments, the majority of which were at banks in Latin America and the United Kingdom.
(f) Derivative Financial Instruments
     As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign- denominated cash flows, net operating results, new investments and large foreign currency denominated transactions.
     The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments.
     Changes in fair value of derivative financial instruments are recorded as adjustments to the assets or liabilities being hedged in the statement of operations or in accumulated other comprehensive income (loss), depending on whether the derivative is designated and qualifies for hedge accounting, the type of hedge transaction represented and the effectiveness of the hedge. The Company did not have any derivative financial instruments outstanding as of December 31, 2006 and 2005.
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
     The Company evaluates property and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized.
(i) Internally Developed Software
     The Company accounts for software developed for internal use in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance on a variety of issues relating to costs of internal use software, including which of these costs should be capitalized and which should be expensed as incurred. Internally developed software is amortized using the straight-line method over the expected useful lives of three years to seven years.
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
(j) Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 7).
     Management evaluates the recoverability of goodwill and other intangible assets annually, or more frequently if events or changes in circumstances, such as declines in sales, earnings or cash flows or material adverse changes in the business climate indicate that the carrying value of an asset might be impaired. Goodwill is considered to be impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company uses independent business valuation professionals for the purpose of estimating fair value.
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
     SFAS No. 109, “Accounting for Income Taxes", requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.
(m) Foreign Currency
     The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date and revenues and expenses are translated at the average monthly exchange rates. The translation gains and losses are included as a separate component of shareholders’ equity (deficit). Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2006, 2005 and 2004, foreign currency gains (losses) included in results of operations were $0.9 million, $(0.7) million, $0.5 million, respectively.
(n) Earnings Per Share
     The Company applies the provisions of SFAS No.128, “Earnings Per Share.” Basic earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities, including the Company’s convertible note obligations and convertible preferred stock. The potential dilutive effect of stock options and convertible instruments is excluded from the determination of diluted earnings per share if the effect would be antidilutive.
(o) Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.
     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” under the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB Opinion No. 25 guidance, no stock-based compensation expense was recognized for the years ended December 31, 2005 and 2004 except for compensation amounts relating to grants of shares of nonvested stock (see Note 12).

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Pro forma information regarding net earnings (loss) and earnings (loss) per share is required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The following pro forma information has been determined as if the Company had accounted for its employee and director stock options as an operating expense under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2005	2004
Risk-free interest rates	3.98%	2.94%
Dividend yields	—	—
Volatility factor of expected market price	.744	.813
Weighted-average expected life of option	5 years	5 years
     The following table illustrates the effect on net loss and net loss per share for the years ended December 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation, using the straight-line method, for periods prior to January 1, 2006 (in thousands, except for pro forma net loss per share information):

	2005	2004
Net loss before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(207,740)	$(71,483)

Stock-based compensation expense included in net loss reported	358	4

Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $(3,438) and $(2,701) in 2005 and 2004, respectively	(5,309)	(4,170)

Pro forma net loss for purposes of computing basic and diluted pro forma earnings (loss) per share	$(212,691)	$(75,649)

Pro forma net earnings (loss) per share:
Basic and diluted — as reported	$(33.50)	$(11.57)

Basic and diluted — pro forma	$(34.30)	$(12.25)

     In applying the treasury stock method to determine the dilutive impact of common stock equivalents, the calculation is performed in steps with the impact of each type of potentially dilutive security calculated separately. For the years ended December 31, 2005 and 2004, 1.6 million shares related to the convertible subordinated notes due November 2006 were excluded from the computation of pro forma diluted earnings (loss) per share calculated using the “if-converted” method, due to their antidilutive effect (see Note 6).
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     For time-vested option grants made in 2005 which resulted in compensation expense recognition, the Company used the following assumptions in its Black-Scholes valuation models: volatility - 68.4% to 69.2%, risk-free interest rates — 3.9% to 4.5%, expected term — 5 years. For time-vested option grants made in 2006, the Company used the following assumptions in its Black-Scholes valuation models: volatility — 84.2%, risk-free interest rate — 4.6%, expected term — 5 years. For market based option grants which resulted in compensation expense recognition, the following assumptions were used in a Monte Carlo simulation valuation model: volatility — variable term structure — 40.6% to 74.8%, risk-free interest rate — variable term structure based on spot rate curve of U.S. treasury securities, expected term — 4.7 years to 5.6 years, median vesting period - 1.9 years to 3.8 years.
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
(q) Segment Reporting
     The Company reports its operating segment information in accordance with the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”). SFAS No. 131 requires, among other provisions, that the Company disclose the measure of profit or loss for each reportable segment that is reported to and used by the chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. Management of the Company, including the chief operating decision maker, uses what is internally referred to as “Adjusted EBITDA” as its primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.
     EBITDA and Adjusted EBITDA are not computed or presented in accordance with generally accepted accounting principles (“GAAP”). Such non-GAAP financial measures do not measure the profit or loss of the reportable segments in accordance with GAAP. SFAS No. 131 requires such non-GAAP measures of profit or loss to be reported if such measures are what are reported to and used by the Company’s chief operating decision maker. SFAS No. 131 also requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s operating results presented on a GAAP basis. Such reconciliation is provided in Note 5 to these consolidated financial statements. The reconciling items are not intended to be, nor should they be, interpreted as non-recurring or extraordinary, or in any manner be deemed as adjustments made in accordance with GAAP. Because Adjusted EBITDA is not a financial measure determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(r) New Accounting Standards
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, “Accounting Changes", and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle (including voluntary changes). Previously, changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS No. 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company adopted this pronouncement beginning in fiscal year 2006. Such adoption did not have a material effect on its results of operations, financial position or cash flows for any periods presented in these consolidated financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” This Interpretation prescribes a “more-likely-than-not” recognition threshold that must be met before a tax benefit can be recognized in the financial statements. The Interpretation also offers guidelines to determine how much of a tax benefit to recognize in the financial statements. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing and evaluating the impact this Interpretation will have on its consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice in how public companies quantify misstatements of financial statements, including misstatements that were not material to prior years’ financial statements. The Company adopted the provisions of SAB 108 effective December 31, 2006, as required. The adoption of such provisions did not impact the consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
(2) DISCONTINUED OPERATIONS
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. The transaction yielded initial gross sale proceeds, as adjusted, of approximately $9.5 million with up to an additional $3.0 million payable in the form of a revenue-based royalty over four years. The Company recognized a gain on the sale of discontinued operations during the year ended December 31, 2004 of $0.3

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million, net of tax expense of $0.2 million, representing the receipt of a portion of the revenue-based royalty. During 2006 and 2005, the Company recognized additional gains on the sale of discontinued operations of $0.3 million and $0.5 million, respectively, related to the receipt of the final portions of the revenue-based royalty from the sale.
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The South Africa and Japan Accounts Payable Services business units were closed during 2005. On January 11, 2006, the Company consummated the sale of its Channel Revenue business. The Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006 through 2009 with respect to the Channel Revenue business. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During the year ended December 31, 2006, the Company recognized a loss of $0.3 million relating to the sale of the Airline business unit.
     During the fourth quarter of 2003, the Company declared its remaining Communications Services operations, formerly part of the Company’s then-existing Other Ancillary Services segment, as a discontinued operation. On January 16, 2004, the Company consummated the sale of the remaining Communications Services operations to TSL (DE) Corp., a newly formed company whose principal investor was One Equity Partners, the private equity division of Bank One. The operations were sold for approximately $19.1 million in cash paid at closing, plus the assumption of certain liabilities of Communications Services. In 2004, the Company recognized a gain from the sale of approximately $8.3 million, net of tax expense of approximately $5.5 million.
     On December 14, 2001, the Company consummated the sale of its French Taxation Services business (“ALMA”), as well as certain notes payable due to the Company, to Chequers Capital, a Paris-based private equity firm. In conjunction with this sale, the Company provided the buyer with certain warranties. Effective December 30, 2004, the Company, Meridian and ALMA (the “Parties”) entered into a Settlement Agreement pursuant to which the Company paid a total of $4.7 million on January 3, 2005 to resolve the buyer’s warranty claims and a commission dispute with Meridian. During 2004, the Company recognized a loss of $3.1 million for amounts not previously accrued to provide for these claims. No tax benefit was recognized in relation to the expense. The Settlement Agreement terminated all contractual relationships between the Parties and specified that the Parties renounce all complaints, grievances and other actions.
     The net tax effects on gains (losses) on sales of discontinued operations were not significant in 2006 and 2005. The following table summarizes the net gains (losses) from the sales of discontinued operations for the three years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,
Business sold:	2006	2005	2004
	(In thousands)
Logistics Management Services, net of income tax expense of $209 in 2004	$289	$479	$314
Channel Revenue	316	—	—
Airline	(313)	—	—
Communications Services, net of income tax expense of $5,513 in 2004	—	—	8,268
French Taxation Services	—	—	(3,086)

	$292	$479	$5,496

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Operating results of the discontinued operations up until their sale or closure for the three years ended December 31, 2006, 2005 and 2004 are summarized below. Operating losses exclude general corporate overhead previously allocated to Communications Services and rent expense allocated to the Airline unit.

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Revenues	$1,422	$5,893	$6,386
Operating losses	$(1,125)	$(2,704)	$(2,491)

     An income tax benefit of $1.1 million was allocated to earnings (loss) from discontinued operations in 2004. The net tax effects on earnings (loss) of discontinued operations were not significant in 2006 and 2005.
(3) RELATED PARTY TRANSACTIONS
     In November 2002, the Company relocated its principal executive offices. In conjunction with this relocation, the Company sublet approximately 3,300 square feet of office space to CT Investments, Inc. (“CT Investments”) at a pass through rate equal to the cash cost per square foot paid by the Company under the master lease and the tenant finish in excess of the landlord’s allowance. CT Investments is 90% owned by John M. Cook, the former Chairman of the Board and Chief Executive Officer of the Company, and 10% owned by John M. Toma, the former Vice Chairman of the Company. The Company received sublease payments of approximately $51,000 and $44,000 from CT Investments during 2005 and 2004, respectively. On August 1, 2005, CT Investments vacated the office space, which was subsequently subleased to an independent third party.
     Financial advisory and management services were provided to the Company by one of the Company’s former directors, Mr. Jonathan Golden. Payments for such services to Mr. Golden aggregated $72,000 per year in 2005 and 2004. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that served as the Company’s principal outside legal counsel. Fees paid to this law firm aggregated $1.3 million in 2005 and $1.1 million in 2004. Effective August 31, 2005, Mr. Golden resigned from the Company’s Board of Directors.
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
(4) MAJOR CLIENTS
     The Company did not have any clients that individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2006, 2005 and 2004.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) OPERATING SEGMENTS AND RELATED INFORMATION
     The Company has two reportable operating segments, Accounts Payable Services and Meridian.
Accounts Payable Services
     The Accounts Payable Services segment principally consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia and Asia.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges associated with the Company’s operational restructuring plan, stock-based compensation, intangible asset impairment charges and severance charges viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the years ended December 31, 2006, 2005 and 2004 follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total
2006
Revenues	$225,898	$40,197	$—	$266,095

EBITDA	$41,590	$5,247	$(28,035)	$18,802
Severance and restructuring expenses	5,591	—	2,449	8,040
Stock-based compensation	—	—	6,436	6,436

Adjusted EBITDA	$47,181	$5,247	$(19,150)	$33,278

2005
Revenues	$251,527	$40,625	$—	$292,152

EBITDA	$(145,926)	$7,222	$(43,224)	$(181,928)
Impairment charges	170,375	—	—	170,375
Severance and restructuring expenses	4,764	383	10,329	15,476
Stock-based compensation	—	—	358	358

Adjusted EBITDA	$29,213	$7,605	$(32,537)	$4,281

2004
Revenues	$309,234	$41,368	$—	$350,602

EBITDA	$58,466	$9,876	$(43,519)	$24,823
Severance and restructuring expenses	—	—	1,413	1,413
Stock-based compensation	—	—	4	4

Adjusted EBITDA	$58,466	$9,876	$(42,102)	$26,240

     The following table reconciles earnings (loss) from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Earnings (loss) from continuing operations before discontinued operations	$(20,266)	$(205,515)	$(75,568)

Income taxes	2,019	821	76,197
Interest, net	16,219	8,391	8,549
Loss on financial restructuring	10,047	—	—
Depreciation and amortization	10,783	14,375	15,645

EBITDA	18,802	(181,928)	24,823

Impairment charges	—	170,375	—
Severance and restructuring charges	8,040	15,476	1,413
Stock-based compensation	6,436	358	4

Adjusted EBITDA	$33,278	$4,281	$26,240

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the years ended December 31, 2005 and 2004 has been reclassified to conform to the 2006 presentation.
     The following table presents revenues by country based on the location of clients served (in thousands):

	2006	2005	2004
United States	$140,415	$154,279	$204,985
United Kingdom	39,951	44,082	51,036
Canada	16,867	20,093	21,221
Ireland	14,628	13,084	14,618
France	14,560	13,914	13,674
Japan	5,244	5,966	5,145
Germany	5,135	8,375	8,343
Mexico	4,581	5,722	4,786
Brazil	3,790	4,674	3,707
Spain	3,009	2,582	3,812
Australia	1,793	3,012	2,812
Other	16,122	16,369	16,463

	$266,095	$292,152	$350,602

     The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2006	2005
United States	$41,826	$43,943
Ireland	3,829	3,788
United Kingdom	844	2,066
Australia	207	281
Other	1,379	2,126

	$48,085	$52,204

(6) DILUTED EARNINGS (LOSS) PER SHARE
     Due to the antidilutive impact of all potentially dilutive securities, diluted weighted average shares and diluted earnings (loss) per share for all periods presented are the same as basic weighted average shares and basic earnings (loss) per share.
     In 2006, 2005 and 2004, using the treasury-stock method, 0.1 million, 0.1 million and 0.5 million stock options, respectively, were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect. In 2005 and 2004, 1.6 million shares related to the convertible subordinated notes due November 2006 were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect. In 2006, 14.8 million shares related to the senior convertible notes, the Series A convertible preferred stock, and the shares issuable under the Company’s 2006 Management Incentive Plan (see Note 14) were excluded from the computation of diluted earnings (loss) per share, due to their antidilutive effect. As of December 31, 2006, fully diluted shares outstanding amounted to 22.7 million.
(7) ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS
     (a) Goodwill
     SFAS No. 142, “Goodwill and Other Intangible Assets”, requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. The Company has selected October 1, the first day of its fourth quarter, as its annual assessment date. SFAS No. 142 requires that the Company perform goodwill impairment testing using a prescribed two-step, fair value approach.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the fourth quarter of 2004, the Company, working with its independent valuation advisors, performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of goodwill.
     During the fourth quarter of 2005, the Company, working with its independent valuation advisors, performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. The valuation required an estimation of the fair value of the asset being tested. The fair value of the asset being tested was determined, in part, based on the sum of the discounted future cash flows expected to result from its use and eventual disposition. This analysis required the Company to provide its advisors with various financial information including, but not limited to, projected financial results for the next several years. As a result of this testing, the Company concluded that there was a significant impairment of goodwill. The Company recognized a 2005 fourth quarter charge of $166.0 million related to the write-down of the Accounts Payable Services segment’s goodwill. The Company’s Accounts Payable Services segment had experienced its third straight year of significant declines in revenues and gross profit. The continuing downward trend in this segment was the single most important factor leading to the necessity of the impairment charge. This is also what necessitated the initiation of the implementation of the Company’s workforce reduction and restructuring plan in the third quarter of 2005 (see Note 16).
     During the fourth quarter of 2006, the Company, working with its independent valuation advisors, performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no further impairment of goodwill. Under SFAS No. 142, subsequent reversal of a previously recognized impairment loss is prohibited.
     All of the goodwill balances for all periods presented relate to the Company’s Accounts Payable segment. The following table reconciles goodwill balances by period (in thousands):

Total
Balance at December 31, 2003	$170,619
Foreign currency translation	65

Balance at December 31, 2004	170,684
Foreign currency translation	(109)
SFAS No. 142 goodwill impairment losses	(165,975)

Balance at December 31, 2005	4,600
Foreign currency translation	—

Balance at December 31, 2006	$4,600

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (b) Other Intangible Assets
     The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates. Intangible assets consist of the following at December 31, 2006 and 2005 (in thousands):

Balances at December 31, 2006
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships	20 years	$27,700	$6,838	$20,862

Unamortized intangible assets:
Trade name	Indefinite	$2,200		2,200

Total intangible assets				$23,062

Balances at December 31, 2005
		Gross		Net
	Estimated	Carrying	Accumulated	Carrying
	Useful Life	Amount	Amortization	Amount
Amortized intangible assets:
Customer relationships	20 years	$27,700	$5,453	$22,247

Unamortized intangible assets:
Trade name	Indefinite	$2,200		2,200

Total intangible assets				$24,447

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
     During the fourth quarter of 2005, the Company, working with its independent valuation advisors, performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was a $4.4 million impairment of its trade name. Such impairment was attributable to the same factors that necessitated the recognition of the 2005 goodwill impairment charge.
     During the fourth quarter of 2006, the Company, working with its independent valuation advisors, performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was no impairment of its trade name. Under SFAS No. 142, subsequent reversal of a previously recognized impairment loss is prohibited.
     Intangible assets with definite useful lives are being amortized on a straight-line basis over their estimated useful lives and are reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets.” Amortization of intangible assets amounted to $1.4 million per year for the years ended December 31, 2006, 2005 and 2004.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(8) DEBT AND MANDATORILY REDEEMABLE PARTICIPATING PREFERRED STOCK
     Exchange of Convertible Subordinated Notes
     On March 17, 2006, the Company completed an exchange offer (the “Exchange Offer”) for its $125 million of 4.75% Convertible Subordinated Notes due 2006 (the “Convertible Subordinated Notes”). As a result of the Exchange Offer, substantially all of the outstanding Convertible Subordinated Notes were exchanged for (a) $51.5 million in principal amount of 11.0% Senior Notes Due 2011, (b) $59.6 million in principal amount of 10.0% Senior Convertible Notes Due 2011, and (c) 124,094 shares, or $14.9 million liquidation preference, of 9.0% Senior Series A Convertible Participating Preferred Stock.
     The material terms of these new securities include:
•	The new senior notes bear interest at 11%, payable semiannually in cash, and are callable at 104% of face in year 1, 102% in year 2, and at par in years 3 through 5.

•	The new senior convertible notes bear interest at 10%, payable semiannually in cash or in kind, at the option of the Company. The new senior convertible notes are convertible at the option of the holders into common stock at a rate of approximately 153.8 shares per $1,000 principal amount. On September 15, 2006, the Company issued $2.9 million of additional senior convertible notes in lieu of the semiannual cash interest payment.

•	The new Series A convertible preferred stock has a 9% cumulative dividend; unpaid dividends increase the stock’s liquidation preference and redemption value. The new Series A convertible preferred stock is convertible at the option of the holders into shares of common stock at the rate of $2.8405 of liquidation preference per share of common stock. As of December 31, 2006, 37,030 shares of Series A convertible preferred stock had been converted into 1,618,995 shares of common stock.

•	The Series A convertible preferred stock votes with the Company’s common stock on most matters required to be submitted to a vote of the common shareholders. The Company has the right to redeem the new senior convertible notes at par at any time after repayment of the new senior notes, subject to certain conditions. The Company also has the right to redeem the new Series A convertible preferred stock at the stated liquidation preference at any time after repayment of the new senior notes and the new senior convertible notes.

•	Both the new senior notes and the new senior convertible notes will mature on the fifth anniversary of issuance. The new Series A convertible preferred stock must be redeemed on the fifth anniversary of issuance.
     The aggregate fair value of the new instruments issued exceeded the book value of the exchanged Convertible Subordinated Notes by approximately $10 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. Approximately 99.6% of the aggregate $125 million outstanding Convertible Subordinated Notes were committed to be tendered for exchange. However, approximately 99.3% were actually tendered and accepted by the Company. As a result of fewer Convertible Subordinated Notes being tendered than had been committed, the Company reduced its loss on financial restructuring by $0.1 million during the third quarter of 2006. The Company paid off the remaining $0.9 million of Convertible Subordinated Notes in November 2006. The Company incurred $1.3 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $5.1 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount has been capitalized and will be amortized over the term of the notes.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During 2006, the Company recorded charges to additional paid-in capital and credits to mandatorily redeemable participating preferred stock of $0.9 million; such amount representing the increase in the liquidation preference amount of the Series A preferred stock resulting from cumulative unpaid dividends. The Company also recorded an adjustment of $0.8 million representing the excess of the estimated fair value of the dividends over the liquidation preference value. Both the charge and the credit were made to additional paid-in capital resulting in no net financial statement impact.
Senior Credit Facility
     As a part of its financial restructuring in March 2006, the Company entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which was syndicated to the Company’s prior bridge financing lenders (see $10 Million Bridge Loan Agreements below). The new credit facility includes (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20.0 million. No borrowings are currently outstanding under the revolving credit facility.
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
     The Company’s ability to borrow under the revolving credit portion of the new senior secured credit facility is limited to a borrowing base of a percentage of its eligible domestic receivables, subject to adjustments. Through December 31, 2006, the Company had not borrowed any funds under the revolving credit facility.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Prior Senior Credit Facility and Forbearance Agreement
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
     The Company had $7.2 million of borrowings and letters of credit outstanding under the prior senior credit facility at December 31, 2005. The Company’s borrowing base capacity was $21.4 million at December 31, 2005, which therefore permitted up to $14.6 million of additional borrowings as of that date, of which $9.6 million was available for letters of credit. At December 31, 2005, the Company had three outstanding standby letters of credit totaling $0.4 million. The Company paid a 3.0% per annum fee on the amount of the standby Letters of Credit. The Company’s weighted average interest rate for 2005 was 6.87% per annum.
     The occurrence of certain stipulated events, as defined in the prior senior credit facility, including but not limited to the Company’s outstanding borrowings exceeding the prescribed borrowing base, or other covenant violations, would have given the Lender the right to require accelerated principal payments. Otherwise, so long as there was no violation of any of the covenants (or any such violations were waived), no principal payments were due until the maturity date on May 26, 2006. The prior senior credit facility was secured by substantially all assets of the Company. Revolving loans under the prior senior credit facility bore interest at either, (1) the Lender’s prime rate plus 0.5%, or (2) the London Interbank Offered Rate (“LIBOR”) plus 3.0%. The prior senior credit facility required a fee for committed but unused credit capacity of 0.5% per annum. The prior senior credit facility contained customary financial covenants relating to the maintenance of a maximum leverage ratio and minimum consolidated earnings before interest, taxes, depreciation and amortization as those terms were defined in the prior senior credit facility. These were subsequently replaced with the covenants contained within the Forbearance Agreement, as described in the following paragraph.
     As of December 31, 2005, the Company was not in compliance with all of its financial covenants under the prior senior credit facility. On November 8, 2005, the Company entered into a Forbearance Agreement with the Lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the Lender agreed to forbear from exercising any right or remedy under the prior senior credit facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arose exclusively as a result of the occurrence of certain acknowledged events of default; however, the Lender did retain its right to prohibit certain payments to the holders of the Company’s 4 3/4% convertible subordinated notes due November 2006. In addition to the financial covenant defaults discussed above, the acknowledged events of default included the failure to provide information and documentation regarding certain of the Company’s subsidiaries.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     In consideration of the Lender’s willingness to enter the Forbearance Agreement, the Company paid the Lender a nonrefundable fee in the amount of $0.1 million and agreed to reimburse certain expenses of the Lender and its counsel. The Company satisfied all of its obligations under the Forbearance Agreement, and replaced the prior senior credit facility with its new senior facility on March 17, 2006. In consideration of the willingness of the Lender to enter into the Forbearance Agreement, the Company and its domestic subsidiaries released the Lender and certain of its affiliates from any and all damages and liabilities of whatever kind or nature, known or unknown, relating to or arising under the prior senior credit facility, excluding any ongoing obligations the Lender had pursuant to the prior senior credit facility.
     Any additional defaults under the prior senior credit facility would have allowed the Lender to accelerate payments of any amounts due thereunder. If the Lender accelerated the payment of the outstanding indebtedness under the prior senior credit facility, cross default provisions contained in the indenture governing the Company’s $125 million Convertible Subordinated Notes due November 26, 2006 would have allowed either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes to provide the Company with notice of a default under the notes. Failure of the Company to repay the amounts outstanding under the prior senior credit facility within thirty days of the receipt of such notice would have resulted in an event of default under the Convertible Subordinated Notes. In that event, either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes could have accelerated the payment of all $125 million of the outstanding notes.
     $10 Million Bridge Loan Agreements
     On December 23, 2005, the Company entered into a Credit Agreement, Security Agreement and Pledge Agreement with Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. KG. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). These agreements provided for a term loan to a subsidiary of the Company (the “Borrower”) in an aggregate principal amount of $10 million that matured on the earlier of the closing of the Company’s restructuring of its debt or August 15, 2006 (the “Bridge Loan”). The Company guaranteed the repayment of the Bridge Loan and provided collateral to secure such guarantee. The proceeds of the Bridge Loan could be used to finance working capital needs and to pay fees and expenses relating to the Bridge Loan transaction. The Bridge Loan had no scheduled payments, bore interest at 12% per annum, payable monthly, and was secured by a lien on all or substantially all of the assets of the Company, the Borrower and certain of their subsidiaries. The Bridge Loan and the liens securing the Bridge Loan were subordinated to the senior credit facility. The Bridge Loan was repaid on March 17, 2006.
Prior Convertible Subordinated Notes
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     At December 31, 2005, the Company had convertible subordinated notes outstanding of $124.1 million, net of unamortized discount of $0.9 million. Amortization of the discount on convertible subordinated notes is included as a component of interest expense as presented in the accompanying Consolidated Statements of Operations.
     On October 19, 2005, the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, Rothschild Inc., to restructure the Company’s financial obligations, including its obligations under its Convertible Subordinated Notes, and to improve the Company’s liquidity.
     On December 23, 2005, the Company entered into a Restructuring Support Agreement (the “RSA”) with the then current members of the Ad Hoc Committee of the noteholders of the Convertible Subordinated Notes. The five members of the Ad Hoc Committee were Blum Capital Partners L.P., Parkcentral Global Hub Limited, Petrus Securities L.P., Tenor Opportunity Master Fund, Ltd. and Thales Fund Management, LLC (the “Noteholders”).
     The RSA provided that (i) the parties will participate in and support the restructuring transactions described in or contemplated by the Term Sheet including the exchange offer (the “Exchange Offer”); (ii) the Company intends to commence the Exchange Offer as soon as practicable; (iii) the parties will not pursue alternative restructuring transactions, except that the Company may terminate the RSA in the event it receives an unsolicited proposal that is superior to the Exchange Offer and repays the Bridge Loan prior to such termination; (iv) the Company is restricted from selling any of its assets prior to the closing of the Exchange Offer without the prior consent of the Noteholders; and (v) the Noteholders are restricted from selling any of their Convertible Subordinated Notes to entities that are not parties to the RSA.
     The RSA incorporated the Term Sheet reflecting the terms of the restructuring which was completed on March 17, 2006. The remaining $0.9 million of convertible subordinated notes were paid off in November 2006.
     Capital Lease Obligation
     In November 2006, the Company entered a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments beginning November 1, 2007. Payments over the four year life of the agreement aggregate $1.1 million. The present value of such payments at December 31, 2006 is $0.8 million using an imputed interest rate of 11.3%.
     Minimum principal payments on the Company’s debt and capital lease obligations, including mandatorily redeemable preferred stock, for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2007	$750
2008	2,021
2009	2,314
2010	20,760
2011	125,165
Thereafter	—

$151,010

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) LEASE COMMITMENTS
     The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2006, 2005 and 2004, was $11.0 million, $11.4 million and $12.5 million, respectively.
     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $1.4 million, $1.2 million and $0.3 million in 2006, 2005 and 2004, respectively, in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made.
     The Company has entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). In accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line method over the lease terms.
     In November 2006, the Company entered a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments beginning November 1, 2007.
     The future minimum lease payments under noncancelable operating and capital leases are summarized as follows (in thousands):

	Operating	Capital
Year Ending December 31,	Leases	Leases
2007	$9,051	$61
2008	7,329	363
2009	5,928	363
2010	4,853	302
2011	4,723	—
Thereafter	16,788	—

Total payments	$48,672	1,089

Less amounts representing interest		(243)

Principal balance at December 31, 2006		$846

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INCOME TAXES
     Income taxes have been provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Total income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 was allocated as follows (in thousands):

	2006	2005	2004
Earnings (loss) from continuing operations	$2,019	$821	$76,197
Earnings (loss) from discontinued operations	—	—	(1,080)
Gain on disposal of discontinued operations	—	—	5,722
Shareholders’ equity, compensation expense for tax purposes in excess of financial purposes	—	1	(17)
Effect of cumulative translation adjustment	(1)	2	3

	$2,018	$824	$80,825

     Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2006, 2005 and 2004 relate to the following jurisdictions (in thousands):

	2006	2005	2004
United States	$(19,947)	$(190,095)	$5,910
Foreign	1,700	(14,599)	(5,281)

	$(18,247)	$(204,694)	$629

     The provision for income taxes attributable to continuing operations for the years ended December 31, 2006, 2005 and 2004 consists of the following (in thousands):

	2006	2005	2004
Current:
Federal	$123	$58	$104
State	14	166	10
Foreign	1,815	3,444	3,389

	1,952	3,668	3,503

Deferred:
Federal	—	(1,553)	42,210
State	—	(178)	7,976
Foreign	67	(1,116)	22,508

	67	(2,847)	72,694

Total	$2,019	$821	$76,197

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax expense (benefit) for earnings (loss) from continuing operations (in thousands):

	2006	2005	2004
Statutory federal income tax rate	$(6,386)	$(71,643)	$220
State income taxes, net of federal benefit	(839)	(8)	(506)
Nondeductible goodwill	—	28,215	—
Job Creation Act dividend	—	—	700
Change in deferred tax asset valuation allowance	(60,072)	42,358	76,747
IRC Sec. 382 limitation impacts	62,797
Loss on extinguishment of debt	3,516	—	—
Foreign taxes	821	—	—
Other, net	2,182	1,899	(964)

	$2,019	$821	$76,197

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	2006	2005
Deferred income tax assets:
Accounts payable and accrued expenses	$2,641	$7,175
Accrued payroll and related expenses	14,224	8,751
Deferred compensation	329	540
Depreciation	2,622	5,375
Noncompete agreements	779	997
Bad debts	1,893	752
Foreign operating loss carryforward of foreign subsidiary	9,992	4,770
Foreign tax credit carryforwards	—	14,347
Federal operating loss carryforward	11,944	30,935
Intangible assets	40,511	52,356
State operating loss carryforwards	1,747	7,556
Capital loss carryforwards	—	13,263
Other	4,688	7,913

Gross deferred tax assets	91,370	154,730
Less valuation allowance	79,540	139,612

Gross deferred tax assets net of valuation allowance	11,830	15,118

Deferred income tax liabilities:
Intangible assets	8,885	9,424
Capitalized software	2,057	1,949
Other	358	3,148

Gross deferred tax liabilities	11,300	14,521

Net deferred tax assets	$530	$597

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
     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2006, management has determined that based on all available evidence, a valuation allowance of $79.5 million is appropriate, as compared to a valuation allowance in the amount of $139.6 million as of the year ended December 31, 2005. The reduction in the valuation allowance is primarily attributable to the write-off of a number of deferred tax assets as a result of an ownership change as defined in IRC Section 382, and the corresponding limitations imposed on certain tax attributes as a result of this ownership change. The impact of IRC Section 382 on the deferred tax assets of the Company is discussed in more detail below.
     As of December 31, 2006, the Company had approximately $34.1 million of U.S. federal loss carryforwards available to reduce future taxable income. The loss carryforwards expire through 2026.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carryforwards. Of the $34.1 million of U.S. federal loss carryforwards available to the Company, $27.1 million of the loss carryforwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carryforward amounts

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carryforwards, $14.3 million in unexpired foreign tax credit carryforwards, and $0.2 million in unexpired R&D credit carryforward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets.
     As a result of the enactment of The American Jobs Creation Act of 2004, in 2004, the Company repatriated approximately $1.8 million of earnings that were previously indefinitely reinvested. As a result of this repatriation, the Company recorded additional current income tax expense of approximately $0.7 million in 2004.
(11) EMPLOYEE BENEFIT PLANS
     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 25% of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $1,750 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.2 million in 2006, $1.0 million in 2005 and $1.1 million in 2004.
     The Company also maintains deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was approximately $0.1 million, $0.1 million and $0.2 million in 2006, 2005 and 2004, respectively. Net payments related to these deferred compensation arrangements were approximately $0.7 million, $1.2 million and $1.5 million in 2006, 2005 and 2004, respectively. As of December 31, 2006, the balance of the deferred compensation liability was $0.8 million which is included in accrued payroll and related expenses in the December 31, 2006 Balance Sheet.
(12) SHAREHOLDERS’ EQUITY (DEFICIT)
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Board further amended the Rights Plan to provide that the acquisition of securities in the exchange offer (see Note 8) would not trigger its provisions.
     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Company issued no preferred stock through December 31, 2006, except for the 124,094 shares of Series A convertible preferred stock issued in the exchange offer (see Note 8). The Company’s remaining, undesignated preferred stock (1 million shares authorized as of December 31, 2006) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.
(13) COMMITMENTS AND CONTINGENCIES
  (a) Legal Proceedings
     Beginning on June 6, 2000, three putative class action lawsuits were filed against the Company and certain of its former officers in the United States District Court for the Northern District of Georgia, Atlanta Division. These cases were subsequently consolidated into one proceeding styled: In re Profit Recovery Group International, Inc. Sec. Litig., Civil Action File No. 1:00-CV-1416-CC (the “Securities Class Action Litigation”). On November 13, 2000, the Plaintiffs in these cases filed a Consolidated and Amended Complaint (the “Complaint”). In that Complaint, Plaintiffs allege that the Company, John M. Cook, the Company’s former Chairman and Chief Executive Officer, Scott L. Colabuono, the Company’s former Chief Financial Officer, and Michael A. Lustig, the Company’s former Chief Operating Officer, (the “Defendants”) violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by allegedly disseminating false and misleading information about a change in the Company’s method of recognizing revenue and in connection with revenue reported for a division. Plaintiffs purported to bring this action on behalf of a class of persons who purchased the Company’s stock between July 19, 1999 and July 26, 2000. Plaintiffs sought an unspecified amount of compensatory damages, payment of litigation fees and expenses, and equitable and/or injunctive relief. On January 24, 2001, Defendants filed a Motion to Dismiss the Complaint for failure to state a claim under the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4 et seq. The Court denied Defendant’s Motion to Dismiss on June 5, 2001. Defendants served their Answer to Plaintiffs’ Complaint on June 19, 2001. The Court granted Plaintiffs’ Motion for Class Certification on December 3, 2002.
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
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties have agreed to settlement mediation, the litigation is ongoing.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. Meridian’s revenues from TVR were $0.5 million for the year ended December 31, 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.2 million at December 31, 2006 exchange rates and $1.9 million at December 31, 2005 exchange rates. This investment is included in Other Assets on the Company’s accompanying Consolidated Balance Sheets.
   (c) Bank Guarantee
     In July 2003, Meridian entered into a deposit guarantee (the “Guarantee”) with Credit Commercial de France (“CCF”) in the amount of 4.5 million Euros ($5.7 million at December 31, 2003 exchange rates). The Guarantee served as assurance to VAT authorities in France that Meridian will properly and expeditiously remit all French VAT refunds it receives in its capacity as intermediary and custodian to the appropriate client recipients. The Guarantee was secured by amounts on deposit with CCF equal to the amount of the Guarantee. On November 30, 2004, the Guarantee deposit was replaced with a 3.5 million Euro letter of credit. In May 2005, the Guarantee was reduced to 2.5 million Euros and on September 30, 2005 the standby letter of credit was replaced with a 2.5 million Euro ($3.3 million at December 31, 2006 exchange rates) cash deposit with CCF.
   (d) Industrial Development Authority Grants
     During the period of May 1993 through September 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.8 million at December 31, 2006 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland falls below 145, then the grants are repayable in full. This contingency expires on September 23, 2007. As of December 31, 2006, Meridian employed 213 permanent employees in Dublin, Ireland. The European Union (“EU”) has currently proposed legislation that will remove the need for suppliers to charge VAT on the supply of services to clients within the EU.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The effective date of the proposed legislation is currently unknown. Management estimates that the proposed legislation, if enacted as currently drafted, would eventually have a material adverse impact on Meridian’s results of operations from its value-added tax business. If Meridian’s results of operations were to decline as a result of the enactment of the proposed legislation, it is possible that the number of permanent employees that Meridian employs in Ireland could fall below 145 prior to September 2007. Should such an event occur, the full amount of the grants previously received by Meridian will need to be repaid to IDA. However, management currently estimates that any impact on employment levels related to a possible change in the EU legislation will not be realized until after September 2007. As any potential liability related to these grants is not currently determinable, the Company’s accompanying Consolidated Statements of Operations do not include any expense related to this matter. Management is monitoring this situation and if it appears probable Meridian’s permanent staff in Ireland will fall below 145 and that grants will need to be repaid to IDA, Meridian will be required to recognize an expense at that time. This expense could be material to Meridian’s results of operations.
   (e) Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. Charges of $3.9 million and $1.4 million are included in selling, general and administrative expenses in 2005 and 2004, respectively, related to these retirement obligations. Selling, general, and administrative expenses in 2006 includes $0.3 million related to the accretion of these obligations. At December 31, 2006, accrued payroll and related expenses and noncurrent compensation obligations include $1.5 million and $4.4 million, respectively, related to these obligations.
(14) STOCK-BASED COMPENSATION
     The Company has three stock compensation plans: (1) the Stock Incentive Plan, (2) the HSA Acquisition Stock Option Plan, and (3) the 2006 Management Incentive Plan. The Company also had an employee stock purchase plan which was terminated effective December 31, 2005.
     The Company’s Stock Incentive Plan, as amended, authorizes the grant of options or other stock based awards, with respect to up to 1,237,500 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through December 31, 2006 had five to seven year terms and vested and became fully exercisable on a ratable basis over three to five years of continued employment or service.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
business day of the purchase period. The Company was not required to recognize compensation expense related to this Plan. Effective December 31, 2005, the Company terminated the Plan.
     During 2005, in connection with his joining the Company as its President and Chief Executive Officer, the Company made an inducement option grant outside of its stock compensation plans to Mr. James B. McCurry. Mr. McCurry’s options were granted in two tranches, the first of which, representing the right to purchase 50,000 shares, vested in December 2005. The second tranche was subject to specific performance criteria and became exercisable in three tiers of 50,000 shares each, as follows: Tier 1 would have become exercisable at any time after July 29, 2006, if the closing market price per share of the Company’s common stock was $45.00 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 would have become exercisable at any time after July 29, 2007, if the closing market price per share of the Company’s common stock was $65.00 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 would have become exercisable at any time after July 29, 2008, if the closing market price per share of the Company’s common stock was $80.00 or higher for 45 consecutive trading days after July 29, 2008. These options were to expire on July 29, 2012 and had an exercise price of $31.60 per share, the closing price of the common stock on NASDAQ on July 29, 2005 the date of the option grant. On September 29, 2006, Mr. McCurry voluntarily surrendered for cancellation his option to purchase all shares under the grant, thus causing an acceleration of the related compensation costs under SFAS No. 123(R). During the year ended December 31, 2006, the Company recognized compensation expense of $2.6 million related to Mr. McCurry’s inducement option grant. Had Mr. McCurry not voluntarily surrendered his option grant, the related compensation expense for the year ended December 31, 2006 would have been $1.5 million less.
     During 2005, the Company made an option grant to Mr. David A. Cole, a Director of the Company. Mr. Cole received a non-qualified option to purchase 45,000 shares of the common stock of the Company at an exercise price of $31.60 per share, the closing price of the Company’s common stock on NASDAQ on July 29, 2005 the date of the option grant. Mr. Cole’s options were granted in two tranches, the first of which, representing the right to purchase 15,000 shares, vested in December 2005.The second tranche, representing the balance of the option is performance-vesting and will be exercisable as follows: (a) Tier 1, representing the right to purchase 10,000 shares, will become exercisable at any time after June 30, 2006 (the “2006 Vesting Date”), if the Company attains a specified target common stock trading price of $45.00 per share or higher for 45 consecutive trading days after the 2006 Vesting Date; (b) Tier 2, representing the right to purchase an additional 10,000 shares, will become exercisable at any time after the 2006 Vesting Date, if the Company attains a specified target common stock trading price of $65.00 per share or higher for 45 consecutive trading days after the 2006 Vesting Date; and (c) Tier 3, representing the right to purchase an additional 10,000 shares, will become exercisable at any time after the earlier of the 2007 annual meeting of shareholders and June 30, 2007 (the “2007 Vesting Date”), if the Company attains a specified target common stock trading price of $80.00 or higher for 45 consecutive trading days after the 2007 Vesting Date. Unless sooner terminated, the option will expire on July 29, 2012. During the year ended December 31, 2006, the Company recognized compensation expense of $0.2 million related to Mr. Cole’s 2005 option grant.
     During 2005, the Company also made an inducement option grant outside of its stock compensation plans to Mr. Peter Limeri, the Company’s Chief Financial Officer. Mr. Limeri received an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $2.80 per share, the closing price of the Company’s common stock on NASDAQ on November 11, 2005 the date of the option grant. Mr. Limeri’s options were granted in two tranches, the first of which, pertaining to 12,500 shares vests over four years. The second tranche is subject to specific performance criteria and becomes exercisable in three tiers of 12,500 shares each upon the attainment of the same performance criteria as Mr. McCurry’s inducement option grant. The total estimated fair value of Mr. Limeri’s inducement option grant was less than $0.1 million which is being recognized as compensation expense over a three year period.
     On December 15, 2005, the Company’s Compensation Committee of the Board of Directors authorized the immediate vesting of all outstanding unvested time-vesting options that had option prices that were out of the money as of such date (the “underwater” stock options). This action accelerated the vesting of 263,762 options as of November 30, 2005. The accelerated options had option prices that ranged from $31.60 per share to $172.50 per share and a weighted average option price per share of $49.70. The Compensation Committee’s decision to accelerate the vesting of these “underwater” stock options was made primarily to avoid recognizing compensation expense associated with these stock options in future financial statements upon the Company’s adoption of SFAS

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
No. 123(R). Management estimated that compensation expense would be approximately $2.3 million, $1.2 million and $0.5 million lower in 2006, 2007 and 2008, respectively, than if the vesting had not been accelerated.
     On September 21, 2006, non-qualified stock options were granted to each of the six non-employee Directors of the Company pursuant to the Company’s Stock Incentive Plan. Each Director received an option to purchase 29,000 shares of Company common stock at an exercise price of $6.29 per share, the grant date closing price of the Company’s common stock on NASDAQ. The options vest and become exercisable as follows: one-third on March 30, 2007, one-third on March 30, 2008, and one-third on March 30, 2009. The options expire on September 21, 2013. The Company recognized compensation expense of $0.2 million during the year ended December 31, 2006 related to these Director options.
     A summary of option activity as of December 31, 2006, and changes during the year then ended is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
Options	Shares	Price	Term	($000)
Outstanding at January 1, 2006	840,579	$84.10
Granted	174,000	6.29
Exercised	—
Forfeited or expired	(524,204)	91.39

Outstanding at December 31, 2006	490,375	48.70	4.19 years	$557,540

Exercisable at December 31, 2006	239,500	90.63	1.85 years	$16,250

     The weighted-average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $4.35 per share, $22.40 per share and $28.90 per share, respectively. No options were exercised during the year ended December 31, 2006.
     Nonvested stock awards representing 24,000 shares in the aggregate of the Company’s common stock were granted to six of the Company’s officers in February 2005 and 2,500 shares were granted to a senior management employee in March 2005, all such grants being pursuant to the Company’s Stock Incentive Plan and had an aggregate grant date fair value of $1.3 million. The total 26,500 nonvested shares granted were subject to service-based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. As of December 31, 2006, former employees had cumulatively forfeited 24,000 nonvested common shares. The remaining 2,500 nonvested common shares become fully vested on March 4, 2008.
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vest ratably over approximately the next eighteen months with the awards to be fully vested on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded is automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A convertible preferred stock. During 2006, an additional 122,073 Performance Units

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
with aggregate grant date fair values of $1.6 million were granted as a result of this automatic adjustment provision. All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense of $3.4 million during the year ended December 31, 2006 related to these 2006 MIP Performance Unit awards, including $1.0 million related to the automatic adjustments. The amount of compensation recognized was based on the assumption that none of the Performance Unit awards would be forfeited. As of December 31, 2006, a total of 804,374 Performance Unit awards were outstanding with an aggregate intrinsic value of $6.4 million.
     During the years ended December 31, 2006, 2005 and 2004, stock-based compensation charges aggregated $6.4 million, $0.4 million and less than $0.1 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2006, there was $3.4 million of unrecognized stock-based compensation expense related to stock options and Performance Unit awards which is expected to be recognized over a weighted average period of 1.47 years.
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Management believes that the carrying amounts for cash and cash equivalents, receivables, funds held for client obligations, prepaid expenses and other current assets, obligations for client payables, accounts payable and accrued expenses, accrued payroll and related expenses, refund liabilities, deferred revenues, current portions of other debt obligations, other debt and capital lease obligations, noncurrent compensation obligations and other long-term liabilities approximate their fair values.
     The carrying value of the Company’s Convertible Subordinated Notes at December 31, 2005 was $124.1 million. Due to the Company’s financial condition and proposed financial restructuring (see Note 8), management determined that it was not practicable to determine the fair value of the Convertible Subordinated Notes as of December 31, 2005.
     The carrying value of the Senior Notes, Senior Convertible Notes, and Series A convertible preferred stock at December 31, 2006 was $43.8 million, $68.0 million, and $11.2 million, respectively. Such carrying amounts are primarily derived from the estimated fair values of these instruments as of March 17, 2006, the date of their issuance. Due to significant changes in internal and external factors which impact the estimated fair values of these instruments, including the change in the market value of the Company’s common stock, management determined that it was not practicable to determine the fair value of these instruments as of December 31, 2006.
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
(16) WORKFORCE REDUCTION AND RESTRUCTURING
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. Almost all of the savings were realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff was directly impacted by the reductions. The Company initially expected that the implementation of the operational restructuring plan would result in severance related and other charges of approximately $14.6 million, most or all of which would be recognized prior to the end of 2006. Actual operational restructuring charges recognized in 2005 and 2006 totaled $15.7 million. As of December 31, 2005, the Company had recorded an $11.6 million charge related to the restructuring, $10.0 million of which was for severance pay and benefits costs pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and $1.6 million of which related

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
to early termination of operating leases recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of December 31, 2006 a total of $11.2 million of severance had been paid. As of December 31, 2005, the Company had accrued $1.2 million of early lease termination costs and leasehold improvement impairment charges of $0.4 million related to these leases. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs.
     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. The following table summarizes activity by reporting segment associated with the workforce reduction and restructuring liabilities (in thousands) as of December 31, 2006:

	Accounts		Corporate
	Payable	Meridian	Support	Total
Balance as of January 1, 2005	$—	$—	$—	$—
2005 Accruals	4,764	383	6,403	11,550
2005 Cash payments	(1,962)	—	(1,000)	(2,962)
2005 Non cash impairment charges	(235)	—	(137)	(372)

Balance as of December 31, 2005	2,567	383	5,266	8,216
2006 Accruals	1,681	—	2,449	4,130
2006 Cash payments	(3,781)	(286)	(4,970)	(9,037)
2006 Non cash impairment charges	—	—	(546)	(546)
2006 Allocations	—	—	1,262	1,262

Balance as of December 31, 2006	$467	$97	$3,461	$4,025

     Allocations reflected above primarily relate to the reclassification of operating lease liabilities which had already been recorded in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A. CONTROLS AND PROCEDURES
a) Changes in Accelerated Filer Status
     On December 21, 2005 the Securities and Exchange Commission issued Release No. 33-8644 “Revisions to Accelerated Filer Definition and Accelerated Deadlines for Filing Periodic Reports” (the “Release”). Included in the Release was an amendment to revise the definition of the term “accelerated filer” to permit an accelerated filer to exit accelerated filer status at the end of the fiscal year in which the company’s aggregate worldwide market value of voting and non-voting common equity held by non-affiliates falls below $50 million as of the last business day of its second fiscal quarter and to file its annual report for that year and subsequent periodic reports on a non-accelerated basis.
     The aggregate worldwide market value of PRG-Schultz’s equity held by non-affiliates as of June 30, 2006, the last business day of PRG-Schultz’s second fiscal quarter, was less than $50 million. As a result, as of December 31, 2006, PRG-Schultz exited accelerated filer status.
     Prior to the Release, PRG-Schultz was classified as an “accelerated filer” and was required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In light of the Release, PRG-Schultz, as a non-accelerated filer as of December 31, 2006, is not required to comply with Section 404 for the year ended December 31, 2006.
b) Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s periodic Securities Exchange Act of 1934 (“Exchange Act”) reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.
     As of December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to the Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon, and as of the date of, this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
c) Remediation of Certain Prior Year Material Weaknesses
     In its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Annual Report”), the Company disclosed two material weaknesses in its internal control over financial reporting. The following is a discussion of specific changes that have been made to the internal control over financial reporting during 2006 relating to the material weaknesses previously disclosed in the 2005 Annual Report. After consideration of the remediation efforts below and testing of the design and operating effectiveness of controls, management has concluded that as of December 31, 2006, the material weaknesses disclosed in the 2005 Annual Report have been significantly, if not completely remediated, as discussed in detail below.
Company Level Controls
     In the 2005 Annual Report, the Company identified the following material weaknesses relating to company level controls:
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
     The following control improvements were implemented in an effort to remediate the control deficiencies that contributed to the material weakness related to Company level controls:
•	The Company upgraded and supplemented the talent of its accounting staff throughout the organization by hiring and promoting qualified candidates, including a number of external candidates.

•	The Company has hired a new Controller with requisite professional and technical accounting experience to prepare and review the financial statements of the Company.

•	The Company has enhanced its account reconciliation process to ensure that accounts are being reconciled on a timely basis, whereupon the reconciliations are then independently reviewed and any reconciling items are cleared on a timely basis.

•	The Company has improved documentation of management review and reconciliation performance through policies, education, and re-enforcement.

•	The Company has created documented approval processes in order to strengthen the lines of communication between various departments in the Company.

•	The Company has implemented checklists as additional controls to ensure that information was appropriately passed to the accounting department.
     As a result of these control improvements, management believes that the material weakness in internal control over Company level controls has been remediated as of December 31, 2006 with the exception of property and equipment. Although significant steps have been taken to address the property and equipment deficiency, some key changes to internal controls were made late in the year. Therefore, while we believe there has been no impact to the financial statements, there continues to be additional work required in order for management to conclude that the internal controls surrounding property and equipment are fully remediated.
Revenue Recognition
     The Company identified the following material weaknesses relating to internal controls over revenue recognition:
•	The Company’s review controls were not adequate to ensure consistent application of the Company’s revenue recognition policy. Specifically, review controls over the determination of when our services are considered performed were not designed effectively.

•	The Company’s review procedures to ensure that non-standard terms included in client agreements are identified and accounted for correctly were not operating effectively.

     The following control improvements were implemented in an effort to remediate the control deficiency related to consistent application of the Company’s revenue recognition policy:
•	The Company formed a special committee to review and evaluate the controls surrounding revenue recognition.

•	The Company revised and implemented several key controls surrounding revenue recognition, including the documented certification of each invoice by the submitting employee.

•	The Company performed training sessions with key employees to educate on the Company policy for recognizing revenue.

•	Senior management increased its involvement with regards to revenue recognition.
     As a result of these control improvements, management believes that significant progress has been made to remediate the material weakness related to consistent application of the Company’s revenue recognition policy. As of December 31, 2006, management has not had sufficient time to evaluate the effectiveness of the new controls. Although management believes that there is no impact on the financial statements, a deficiency may still exist as of December 31, 2006. We believe that this deficiency, if it still exists, will be fully remediated in 2007.
     The following control improvements were implemented in an effort to remediate the control deficiency related to identifying and correctly accounting for non-standard terms in contracts:
•	The Company has implemented a review of all new contracts by finance and operational management to identify any non-standard terms or accounting issues prior to execution of the contract.

•	The Company reviews contract terms with all first billings of each client to ensure that the billing is in accordance with contract terms.
     As a result of these control improvements, management believes that the material weakness has been remediated as of December 31, 2006.
     We intend to continue to monitor our internal controls, and if further improvements or enhancements are identified, we will take steps to implement such improvements or enhancements.
ITEM 9B. Other Information.
     None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
     We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics free of charge from our website, www.prgx.com.
ITEM 11. Executive Compensation
     The information required by Item 11 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation”, “Information about the Board of Directors and Committees of the Board of Directors”, and “Report of the Audit Committee” of the Proxy Statement.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Except as set forth below, the information required by Item 12 of this Form 10-K is incorporated by reference to the information contained in the section captioned “Ownership of Directors, Principal Shareholders and Certain Executive Officers” of the Proxy Statement.

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2006.
Equity Compensation Plan Information
As of December 31, 2006

		Weighted-average exercise	Number of securities remaining
	Number of securities to be issued	price of outstanding	available for future issuance under
	upon exercise of outstanding	options, warrants and	equity compensation plans (excluding
Plan category	options, warrants and rights	rights (1)	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

Options and restricted stock	442,875	$53.91	569,745 (2)

Share awards (3)	482,624	—	39,132

Equity compensation plans not approved by security holders (4)	50,000	2.80	—

Total	975,499	$48.70	608,877

(1)	Excludes impact of restricted stock and share awards which is $0.00 per share.

(2)	Includes 27,500 shares available for restricted stock awards.

(3)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash. Performance Unit awards are automatically adjusted pro rata upon any conversions of senior convertible notes or Series A convertible preferred stock into common stock.

(4)	Inducement Option Grant – See Note 14 of “Notes to Consolidated Financial Statements” included in Item 8. of this Form 10-K.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by Item 13 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Compensation - Employment Agreements” and “Certain Transactions” of the Proxy Statement.
ITEM 14. Principal Accounting Fees and Services
     The information required by Item 14 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountants’ Fees and Services” of the Proxy Statement.
     We have agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG’s consent to the incorporation by reference of its audit report on the Company’s past financial statements into our registration statements.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
     (a) Documents filed as part of the report
       (1) Consolidated Financial Statements:
          For the following consolidated financial information included herein, see Index on Page 45.

Page
Reports of Independent Registered Public Accounting Firms	45 & 46
Consolidated Statements of Operations for the Years ended December 31, 2006, 2005 and 2004	47
Consolidated Balance Sheets as of December 31, 2006 and 2005	48
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years ended December 31, 2006, 2005 and 2004	49
Consolidated Statements of Cash Flows for the Years ended December 31, 2006, 2005 and 2004	50
Notes to Consolidated Financial Statements	51

(2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	S-1

(3) Exhibits

Exhibit
Number	Description
3.1
Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006.

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

4.3.1
First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2
Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3
Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4
Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5
Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

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

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

+10.1
1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

+10.2
Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

+10.3	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).

+10.4	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.5
Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.6	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.6.1
First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

+10. 7	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.8	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.9
Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.9.1	Amendment to Investor Rights Agreement dated March 28, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.10
Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.11
Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

+10.12
PRG Schultz International, Inc. 2004 Executive Incentive Plan as approved by shareholders on May 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004).

10.13
Amended and Restated Credit Agreement among PRG-Schultz USA, Inc., PRG-Schultz International, Inc. (“PRGX”), Certain Subsidiaries of PRGX from Time to Time Party Thereto, and Bank of America, N.A., dated as of November 30, 2004 (as modified on December 7, 2004) (incorporated by reference to Exhibit 10(a) to the Registrant’s Report on Form 8-K filed on December 13, 2004).

10.13.1
Forbearance Agreement dated December 23, 2005 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
10.13.2
Amendment to Forbearance Agreement and Credit Agreement with Bank of America, N.A. dated December 23, 2005 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2005).

+10.14	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

10.15	Summary of compensation arrangements with non-employee directors of the Registrant.

10.16	Summary of compensation arrangements with named executive officers of Registrant.

*10.17	Medicare & Medicaid Services Contract dated March 7, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

*10.18	Stipulation of Settlement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.18.1	Supplement to Settlement Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

+10.19	Employment Agreement between Registrant and Mr. James B. McCurry, dated as of July 25, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on July 25, 2005).

+10.19.1	Amendment to Employment Agreement with James B. McCurry dated December 8, 2005 (incorporated by reference to Exhibit 10.59 to the Registrant’s Form 10-K for the year ended December 31, 2005).

+10.20	Retainer Agreement between Registrant and Mr. David A. Cole, dated as of July 20, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on July 25, 2005).

+10.20.1	Amendment to Retainer Agreement with David A. Cole dated October 19, 2005 (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.21	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

10.21.1	First Amendment to Separation and Release Agreement with John M. Cook dated March 16, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on March 22, 2006).

10.22	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

10.22.1	First Amendment to Separation and Release Agreement with John M. Toma dated March 16, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed on March 22, 2006).

10.23
Separation and Release Agreement between Registrant and Mr. Richard J. Bacon, dated as of October 25, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.24	Release Agreement and Covenant Not to Sue between Registrant and Mr. James E. Moylan, Jr., effective as of February 18, 2006.

+10.25	Employment Agreement between the Registrant and Peter Limeri entered into on November 11, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 17, 2005).

10.26
Amended and Restated Standstill Agreement, dated as of November 14, 2005, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates, entered into on November 23, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 30, 2005).

10.7
Vesting on December 15, 2005 of certain employee stock options outstanding as of November 30, 2005 (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.28
Credit Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.29
Security Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
10.30
Pledge Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.31
Forbearance Agreement dated December 23, 2005 between Registrant and Bank of America, N.A. (incorporated by reference to Exhibit 10.64 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.32
Amendment to Forbearance Agreement and Credit Agreement with Bank of America, N.A. dated December 23, 2005 (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.33	Restructuring Support Agreement dated December 23, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.33.1	Amended and Restated Restructuring Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.34	Employment Agreement with Larry Robinson dated January 1, 2006 (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-K for the year ended December 31, 2005).

+10.35	Employment Agreement with Brad Roos dated June 1, 2001 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-K for the year ended December 31, 2005).

+10.36	Form of Expatriate Assignment Agreement with Brad Roos (incorporated by reference to Exhibit 10.70 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.37	Houlihan Lokey Agreement dated October 21, 2005 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.37.1	Amendment Letter with Houlihan Lokey dated February 1, 2006 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.38	Rothschild Inc. Agreement dated as of September 14, 2005 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.38.1	Letter Agreement with Rothschild Inc. dated February 1, 2006 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.39	Registration Rights Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.40	Financing Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.41	Security Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.42	2006 Performance Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.43	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.43.1
Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.44	Employment Agreement with Norman Lee White, dated June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 20, 2006).

+10.45	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 27, 2006).

10.46	Option Termination Agreement with James B. McCurry dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 5, 2006).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP

23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2006.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2006.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2006.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

+	Designates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

By:	/s/ JAMES B. MCCURRY

James B. McCurry President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	March 21, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. MCCURRY James B. McCurry	President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 21, 2007

/s/ PETER LIMERI Peter Limeri	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 21, 2007

/s/ ROBERT B. LEE Robert B. Lee	Controller (Principal Accounting Officer)	March 21, 2007

/s/ DAVID A. COLE David A. Cole	Director	March 21, 2007

/s/ PATRICK G. DILLS Patrick G. Dills	Director	March 21, 2007

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 21, 2007

/s/ N. COLIN LIND N. Colin Lind	Director	March 21, 2007

/s/ PHILLIP J. MAZZILLI Phillip J. Mazzilli	Director	March 21, 2007

/s/ STEVEN P. ROSENBERG Steven P. Rosenberg	Director	March 21, 2007

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(In thousands)

		Additions	Deductions
		Charge
	Balance at	(Credit) to	Credit to	Balance at
	Beginning	Costs and	the respective	End of
Description	of Year	Expenses	receivable (1)	Year
2006
Allowance for doubtful accounts receivable	$2,717	(588)	(210)	$1,919
Allowance for doubtful employee advances and miscellaneous receivables	$2,974	460	(2,128)	$1,306
Deferred tax valuation allowance	$139,612	(60,072)		$79,540
2005
Allowance for doubtful accounts receivable	$2,254	1,207	(744)	$2,717
Allowance for doubtful employee advances and miscellaneous receivables	$3,333	540	(899)	$2,974
Deferred tax valuation allowance	$97,254	42,358		$139,612
2004
Allowance for doubtful accounts receivable	$3,236	1,312	(2,294)	$2,254
Allowance for doubtful employee advances and miscellaneous receivables	$4,760	2,590	(4,017)	$3,333
Deferred tax valuation allowance	$24,967	72,287	—	$97,254

(1)	Write-offs, net of recoveries

S-1