Form 10-Q
period 2007-03-31
PRG SCHULTZ INTERNATIONAL INC
filed 2007-05-15
CIK 1007330

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
☐ Large accelerated filer   ☐ Accelerated filer      ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
     Common shares of the registrant outstanding at April 30, 2007 were 8,767,345.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues	$66,908	$65,538
Cost of revenues	45,464	47,257

Gross margin	21,444	18,281

Selling, general and administrative expenses	14,740	14,894
Operational restructuring expense (NOTE I)	—	408

Operating income (loss)	6,704	2,979

Interest expense, net	(4,115)	(2,543)
Loss on financial restructuring (NOTE H)	—	(10,129)

Earnings (loss) from continuing operations before income taxes and discontinued operations	2,589	(9,693)

Income taxes	1,055	650

Earnings (loss) from continuing operations before discontinued operations	1,534	(10,343)

Discontinued operations (NOTE B):
Earnings (loss) from discontinued operations	(11)	49

Net earnings (loss)	$1,523	$(10,294)

Basic earnings (loss) per common share (NOTE C):
Earnings (loss) from continuing operations before discontinued operations	$0.16	$(1.67)
Earnings (loss) from discontinued operations	(0.00)	0.01

Net earnings (loss)	$0.16	$(1.66)

Diluted earnings (loss) per common share (NOTE C):
Earnings (loss) from continuing operations before discontinued operations	$0.13	$(1.67)
Earnings (loss) from discontinued operations	(0.00)	0.01

Net earnings (loss)	$0.13	$(1.66)

Weighted-average common shares outstanding (NOTE C):
Basic	8,373	6,211

Diluted	12,164	6,211

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$21,359	$35,013
Restricted cash	3,413	3,438
Receivables:
Contract receivables, less allowances of $1,490 in 2007 and $1,919 in 2006
Billed	30,930	32,464
Unbilled	7,790	8,457

	38,720	40,921

Employee advances and miscellaneous receivables, less allowances of $1,638 in 2007 and $1,306 in 2006	769	2,534

Total receivables	39,489	43,455

Funds held for client obligations	42,104	42,304
Prepaid expenses and other current assets	2,488	2,667
Deferred income taxes	—	139

Total current assets	108,853	127,016

Property and equipment, at cost	66,211	66,650
Less accumulated depreciation and amortization	(56,737)	(56,247)

Property and equipment, net	9,474	10,403

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $7,185 in 2007 and $6,838 in 2006	22,715	23,062
Unbilled receivables	1,557	3,175
Deferred income taxes	171	391
Other assets	9,806	10,020

	$157,176	$178,667

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Obligations for client payables	$42,104	$42,304
Accounts payable and accrued expenses	19,082	23,676
Accrued payroll and related expenses	29,777	41,026
Refund liabilities	10,207	10,112
Deferred revenue	3,631	3,930
Current portions of debt obligations	1,434	750

Total current liabilities	106,235	121,798

Senior notes, net of unamortized discount of $7,338 in 2007 and $7,659 in 2006 (Note H)	44,117	43,796
Senior convertible notes, including unamortized premium of $5,153 in 2007 and $5,519 in 2006 (Note H)	67,108	68,030
Other debt obligations (Note H)	15,457	25,096
Noncurrent compensation obligations	7,426	5,859
Refund liabilities	1,772	1,659
Other long-term liabilities	5,602	5,713

Total liabilities	247,717	271,951

Mandatorily redeemable participating preferred stock (Note H)	8,916	11,199
Shareholders’ equity (deficit) (Notes D and H):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 9,343,798 in 2007 and 8,398,770 in 2006	93	84
Additional paid-in capital	517,612	513,920
Accumulated deficit	(570,625)	(571,818)
Accumulated other comprehensive income	2,173	2,041
Treasury stock, at cost; 576,453 shares in 2007 and 2006	(48,710)	(48,710)

Total shareholders’ equity (deficit)	(99,457)	(104,483)

Commitments and contingencies (Note I)	$157,176	$178,667

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$1,523	$(10,294)
Earnings (loss) from discontinued operations	(11)	49

Earnings (loss) from continuing operations	1,534	(10,343)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss on financial restructuring	—	10,129
Depreciation and amortization	2,211	2,856
Amortization of debt discount, premium and deferred loan costs	492	245
Stock-based compensation costs	2,734	367
(Gain) loss on sale of property, plant and equipment	92	(6)
Deferred income taxes	359	63
Changes in assets and liabilities:
Restricted cash	64	(334)
Billed receivables	3,493	11,298
Unbilled receivables	2,285	744
Prepaid expenses and other current assets	201	(412)
Other assets	7	2,136
Accounts payable and accrued expenses	(5,132)	844
Accrued payroll and related expenses	(11,363)	(9,202)
Refund liabilities	208	(746)
Deferred revenue	(338)	290
Noncurrent compensation obligations	(372)	(398)
Other long-term liabilities	(111)	(57)

Net cash provided by (used in) operating activities	(3,636)	7,474

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(395)	(302)

Net cash used in investing activities	(395)	(302)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(9,580)	8,200
Issuance costs of preferred stock	—	(1,281)
Payments for deferred loan cost	(203)	(7,750)

Net cash provided by (used in) financing activities	(9,783)	(831)

Cash flows from discontinued operations:
Operating cash flows	(11)	(430)
Investing cash flows	—	485

Net cash provided by (used in) discontinued operations	(11)	55

Effect of exchange rates on cash and cash equivalents	171	21

Net change in cash and cash equivalents	(13,654)	6,417
Cash and cash equivalents at beginning of period	35,013	11,848

Cash and cash equivalents at end of period	$21,359	$18,265

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,986	$310

Cash paid during the period for income taxes, net of refunds	$318	$386

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(Unaudited)
Note A – Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
     Certain reclassifications have been made to the 2006 amounts to conform to the presentation in 2007.
     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN No. 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note B – Discontinued Operations
     The following table summarizes earnings and losses from discontinued operations for the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Operating income (loss) from discontinued operations	$(11)	$(436)
Gain (loss) on disposal of discontinued operations	—	485

Earnings (loss) from discontinued operations	$(11)	$49

     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Services business units in South Africa and Japan, as discontinued operations. The Company’s Condensed Consolidated Financial Statements reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented. The South Africa and Japan Accounts Payable Services business units were closed during 2005.
     On January 11, 2006, the Company consummated the sale of Channel Revenue. Channel Revenue was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million. The Airline business unit was sold July 17, 2006. During the first quarter of 2006, the Company recognized a loss of $0.1 million relating to the anticipated sale of the Airline business unit.
     During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001.
     Operating income (loss) from discontinued operations during 2006 and 2007 relates to the winding down of the operations of business units classified as discontinued in previous periods. No additional business units were classified as discontinued during 2006 or the first quarter of 2007.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note C — Earnings (Loss) Per Common Share
     The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Basic earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$1,534	$(10,343)
Preferred dividends	(158)	(49)

Earnings (loss) for purposes of computing basic earnings (loss) per common share from continuing operations	1,376	(10,392)
Earnings (loss) from discontinued operations	(11)	49

Earnings (loss) for purposes of computing basic net earnings (loss) per common share	$1,365	$(10,343)

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	8,373	6,211

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.16	$(1.67)
Earnings (loss) from discontinued operations	(0.00)	0.01

Net earnings (loss)	$0.16	$(1.66)

	Three Months Ended
	March 31,
	2007	2006
Diluted earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$1,534	$(10,343)
Preferred dividends	—	(49)

Earnings (loss) for purposes of computing diluted earnings (loss) per common share from continuing operations	1,534	(10,392)
Earnings (loss) from discontinued operations	(11)	49

Earnings (loss) for purposes of computing diluted net earnings (loss) per common share	$1,523	$(10,343)

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	8,373	6,211
Effect of dilutive securities:
Incremental shares from stock-based compensation plans	452	—
Incremental shares from conversion of convertible preferred stock	3,339	—

Denominator for diluted earnings (loss) per common share	12,164	6,211

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.13	$(1.67)
Earnings (loss) from discontinued operations	(0.00)	0.01

Net earnings (loss)	$0.13	$(1.66)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     For the three months ended March 31, 2007, 9.6 million shares related to the senior convertible notes were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect. For the three months ended March 31, 2006, all shares related to stock-based compensation plans and convertible securities were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect.
Note D – Stock-Based Compensation
     The Company has three stock compensation plans: (1) the Stock Incentive Plan, (2) the HSA Acquisition Stock Option Plan, and (3) the 2006 Management Incentive Plan (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     During the first quarter of 2007, one senior officer of the Company was granted 20,000 Performance Units under the 2006 Management Incentive Plan (the “2006 MIP”). The award had a grant date fair value of $0.3 million and vests ratably over four years. No other awards were granted during the first quarter of 2007 under any of the Company’s Plans and no options were exercised.
     During the 2007 first quarter, Performance Units outstanding under the 2006 MIP increased by 97,183 as a result of anti-dilution adjustments which occur automatically pursuant to the terms of the 2006 MIP as the Company’s convertible securities are converted into common stock. As of March 31, 2007, a total of 921,558 Performance Units were outstanding, 601,804 of which were vested.
     Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 include $2.7 million and $0.4 million, respectively, related to stock-based compensation charges. At March 31, 2007, there was $4.2 million of unrecognized stock-based compensation expense related to stock options and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted average period of 1.41 years.
Note E - Operating Segments and Related Information
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges associated with the Company’s operational restructuring plan, stock-based compensation, intangible asset impairment charges and severance charges viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the three months ended March 31, 2007 and 2006 follows (in thousands):

	Accounts
	Payable		Corporate
	Services	Meridian	Support	Total
Quarter Ended March 31, 2007
Revenues	$57,030	$9,878	$—	$66,908

EBITDA	$15,373	$797	$(7,255)	$8,915
Stock-based compensation	—	—	2,734	2,734

Adjusted EBITDA	$15,373	$797	$(4,521)	$11,649

Quarter Ended March 31, 2006
Revenues	$55,715	$9,823	$—	$65,538

EBITDA	$9,563	$1,707	$(5,435)	$5,835
Severance and restructuring expenses	(123)	—	531	408
Stock-based compensation	—	—	367	367

Adjusted EBITDA	$9,440	$1,707	$(4,537)	$6,610

     The following table reconciles earnings (loss) from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the three month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months
	Ended
	March 31,
	2007	2006
Earnings (loss) from continuing operations before discontinued operations	$1,534	$(10,343)

Income taxes	1,055	650
Interest, net	4,115	2,543
Loss on financial restructuring	—	10,129
Depreciation and amortization	2,211	2,856

EBITDA	8,915	5,835

Severance and restructuring charges	—	408
Stock-based compensation	2,734	367

Adjusted EBITDA	$11,649	$6,610

     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the three months ended March 31, 2006 has been reclassified to conform to the 2007 presentation.
Note F – Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2007 and 2006, the Company’s consolidated comprehensive income (loss) was $1.7 million and $(10.4) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note G - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At March 31, 2007 and December 31, 2006, the Company had cash and cash equivalents of $21.4 million and $35.0 million, respectively, of which cash equivalents represent approximately $12.2 million and $22.2 million, respectively. The Company had $10.9 million and $20.5 million in cash equivalents at U.S. banks at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, certain of the Company’s international subsidiaries held $1.3 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America and the United Kingdom.
Note H - Financial Restructuring
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
     The aggregate fair value of the new instruments issued exceeded the book value of the exchanged Convertible Subordinated Notes by approximately $10 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. The Company incurred $1.3 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $5.1 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount was capitalized and is being amortized over the term of the notes.
     The excess of the fair value of the preferred stock over its stated liquidation (redemption) value was credited to additional paid-in capital. The excess of the principal balance of the new senior notes over their fair value was recorded as a note discount and is being amortized on the interest method over the term of the notes. The excess of the fair value of the new senior convertible notes over their principal balance was recorded as a note premium and is being amortized on the interest method over the term of the notes.
     As a part of its financial restructuring in March 2006, the Company entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc. The new credit facility included (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20.0 million. The Company incurred $2.6 million of costs in connection with entering into the new senior secured credit facility. Such amount was capitalized and is being amortized over the term of the indebtedness.
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. Also during the first quarter of 2007, the Company repaid $9.6 million of the term loan. No borrowings are currently outstanding under the revolving credit facility. As of March 31, 2007, the revolving credit facility had approximately $16.3 million of calculated availability.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note I - Commitments and Contingencies
     Legal Proceedings
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time, filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties have agreed to settlement mediation, the litigation is ongoing.
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
     Meridian agreed with DKV to commence an orderly and managed closeout of the TVR business. Therefore, Meridian’s revenues from TVR for processing TVR’s VAT refunds, and the associated profits therefrom, ceased in October 2004. As TVR goes about the orderly wind-down of its business in future periods, it will be receiving VAT refunds from countries, and a portion of such refunds will be paid to Meridian in liquidation of its investment in TVR. If there is a marked deterioration in TVR’s future financial condition from its inability to collect refunds from countries, Meridian may be unable to recover some or all of its long-term investment in TVR, which totaled $2.2 million at March 31, 2007 exchange rates. This investment is included in other assets in the accompanying Condensed Consolidated Balance Sheets.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Industrial Development Authority Grants
     During the period of May 1993 through April 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.9 million at March 31, 2007 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland fell below 145, then the grants would have been repayable in full. This contingency expired on April 29, 2007.
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At March 31, 2007, accrued payroll and related expenses and noncurrent compensation obligations include $1.6 million and $4.0 million, respectively, related to these obligations.
     Operational Restructuring Obligations
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an operational restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. The operational restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. Almost all of the savings were realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff was directly impacted by the reductions.
     The Company recognized $0.4 million in operational restructuring expense for the three months ended March 31, 2006. As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. Management plans to continue to diligently manage costs on an ongoing basis. As of March 31, 2007, accrued payroll and related expenses included $3.5 million for severance and other costs related to the Company’s expense reduction initiatives. Accounts payable and accrued expenses and other long-term liabilities at March 31, 2007 include $0.5 million and $2.2 million, respectively, related to operating leases terminated or exited as part of the original restructuring plan.

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
     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian VAT reclaim business and certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is generally recognized when invoiced. Invoicing typically occurs for a contractually specified percentage of amounts recovered when it has been determined that the client has received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an existing contractual arrangement between the Company and the client exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria. In those instances, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, relates to underlying claims ultimately rejected by the Company’s clients’ vendors. In that case, the Company’s clients may request a refund of such amount. The Company records such refunds as a reduction of revenue.
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
     On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company sub-contracted with Concentra Preferred Systems (“Concentra”), the nation’s largest provider of specialized cost containment services for the healthcare industry, to add Concentra’s clinical experience to the Company’s expertise in recovery audit services.
     The CMS contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs will continue to be incurred during 2007 as the Company continues to build this business. Management remains optimistic that the audit of Medicare payments in California will make an important contribution to future earnings; however, the Company has only limited ability to influence the timing of the processing of identified claims by third party claims processors, and the Company’s revenues from its Medicare audit efforts may vary significantly from period to period.

     In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities to expand the Company’s Medicare audit recovery business, and the Company is working to strengthen its Medicare auditing capabilities in preparation for these opportunities.
     Critical Accounting Policies
     The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain of these accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management; as a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.
     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
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

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
Revenues	100.0%	100.0%
Cost of revenues	68.0	72.1

Gross margin	32.0	27.9

Selling, general and administrative expenses	22.0	22.7
Operational restructuring expenses	—	0.6

Operating income (loss)	10.0	4.6

Interest expense, net	(6.1)	(3.9)
Loss on financial restructuring	—	(15.5)

Earnings (loss) from continuing operations before income taxes and discontinued operations	3.9	(14.8)
Income taxes	1.6	1.0

Earnings (loss) from continuing operations before discontinued operations	2.3	(15.8)
Earnings (loss) from discontinued operations	0.0	0.1

Net earnings (loss)	2.3%	(15.7)%

     The Company has two reportable operating segments, the Accounts Payable Services segment and Meridian VAT Reclaim.
     Quarter Ended March 31, 2007 Compared to the Quarter Ended March 31, 2006
     Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	2007	2006
Domestic Accounts Payable Services revenue	$37.0	$34.7
International Accounts Payable Services revenue	20.0	21.0

Total Accounts Payable Services revenue	$57.0	$55.7

     For the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006, total Accounts Payable Services revenues increased approximately 2.3%. Although the Company experienced this slight increase in first quarter 2007 revenues compared to the same period last year, the Company has experienced a trend of declining revenues in Accounts Payable Services for the past several years. Improvements by clients in their own internal processes and internal audit capabilities have contributed to the Company’s recent historical trend of declining Accounts Payable Services revenues. The Company believes that the declining revenue trend in its core retail/wholesale accounts payable services is likely to continue for the foreseeable future, and as a result, the overall trend in revenues from the Accounts Payable Services as a whole is largely dependent on the Company’s ability to generate additional revenues from its Medicare audit activities and its new services offerings.
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

     In addition the Company will continue to focus on its business within the Health Care industry and in particular with the Medicare Audit. As discussed above, in late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities to expand the Company’s Medicare audit recovery business, and the Company is working to strengthen its Medicare auditing capabilities in preparation for these opportunities.
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
     Accounts Payable Services COR for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	2007	2006
Domestic Accounts Payable Services COR	$21.8	$23.6
International Accounts Payable Services COR	15.5	16.3

Total Accounts Payable Services COR	$37.3	$39.9

     On a percentage basis, COR as a percentage of revenues from the Accounts Payable services decreased to 65.4% for the three months ended March 31, 2007 compared to 71.6% in 2006. The improvement is primarily related to the fact that the 2007 first quarter is the first quarter that reflects the full implementation of the 2005 operational restructuring plan that was still being implemented during the first half of 2006. In addition, the improvement also reflects the initial impact from the 2006 fourth quarter headcount reductions that were primarily targeted at reducing COR expenses.
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

     Accounts Payable Services SG&A for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	2007	2006
Domestic Accounts Payable Services SG&A	$3.6	$5.8
International Accounts Payable Services SG&A	2.7	3.3

Total Accounts Payable Services SG&A	$6.3	$9.1

     SG&A expenses decreased by $2.8 million or 30.8% for the Company’s Accounts Payable Services operations, when compared to the same period of 2006. This reduction was primarily related to the fact that the 2007 first quarter is the first quarter that reflects the full implementation of the Company’s 2005 operational restructuring plan that was still being implemented during the first half of 2006. As a percentage of revenue, first quarter 2007 SG&A was 11.1% as compared to 16.3% in the first quarter of 2006.
     Meridian
     Meridian’s operating income for the three months ended March 31, 2007 and 2006 were as follows (in millions):

	2007	2006
Revenues	$9.9	$9.8
Cost of revenues	8.2	7.4
Selling, general and administrative expenses	1.1	0.9

Operating income	$0.6	$1.5

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
     Revenue generated by Meridian increased by $0.1 million for the three months ended March 31, 2007 when compared to the same period of 2006 due to a combination of timing of cash receipts and the exchange rate impact relating to the strengthening of the Euro to the US dollar. In addition to its contingency fee based VAT reclaim services, Meridian offers a number of other business services such as services on a fee for service basis, accounts payable and employee expense processing for third parties, tax return processing for governmental departments, and Local Agent Services Division (“LASD”) services. The revenues from these services totaled $ 1.4 million for the quarter ended March 31, 2007 as compared to $ 1.0 million for the quarter ended March 31, 2006.
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
     COR for the quarter ended March 31, 2007 was $8.2 million as compared to $7.4 million for the same period in the prior year. The increase was primarily due to the exchange rate impact of the strengthening of the Euro to the US dollar.
     SG&A. Meridian’s SG&A expenses include the expenses of marketing activities, administration, professional services, property rentals and currency translation. Due to the relatively fixed nature of Meridian’s SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues.
     Meridian’s SG&A for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006 increased by $0.2 million. This increase was primarily due to the exchange rate impact of the strengthening of the Euro to the US dollar.

     Corporate Support
     SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly period to period based on fluctuations in revenues. Corporate support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Accounts Payable Services or Meridian and totaled the following for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006
Selling, general and administrative expenses	$7.3	$4.9

     Corporate Support SG&A expenses increased by $2.4 million or 49.0% for the Corporate Support operations, when compared to the same period of 2006. This increase was primarily related to approximately $2.7 million of SFAS No. 123R compensation expense that was recorded in the first quarter of 2007 as compared to approximately $0.4 million during the first quarter of 2006. Excluding the impact of SFAS No. 123R compensation expense, the Corporate Support expenses for the quarter are basically flat year over year.
     Operational Restructuring Expense
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an operational restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. The operational restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. Almost all of the savings were realized in the area of selling, general and administrative expenses and only a small percentage of the Company’s auditor staff was directly impacted by the reductions.
     The restructuring expense for the periods ending March 31, 2007 and 2006 was as follows (in millions):

	2007	2006
Restructuring expense	$0.0	$0.4

     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. Management plans to continue to diligently manage costs on an ongoing basis.
     Financial Restructuring
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
     Pursuant to the restructuring, the Company exchanged for $124.1 million of its existing convertible subordinated notes due November 2006 (and $1.8 million of accrued interest thereon) the following new securities: $51.5 million of new senior notes, $59.6 million of new senior convertible notes that may be converted into shares of common stock, and new Series A convertible preferred stock having an initial liquidation preference of $14.9 million. As of March 31, 2007, the outstanding Series A convertible preferred stock had a liquidation preference of $8.9 million. Concurrently with closing the exchange offer, the Company also refinanced its senior indebtedness.
     As a part of its financial restructuring, the Company also entered into a new senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which was syndicated to the Company’s prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of noteholders of the Company’s convertible subordinated notes due November 2006, with the right to designate one member of the Company’s Board of Directors, and together with its affiliates, is the Company’s largest shareholder. The new credit facility included (1) a $25.0 million term loan, and (2) a revolving credit facility that provides for revolving loan borrowings of up to $20 million. No borrowings are currently outstanding under the revolving credit facility.
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. Also during the first quarter of 2007, the Company repaid $9.6 million of the term loan. No borrowings are currently outstanding under the revolving credit facility. As of March 31, 2007, the revolving credit facility had approximately $16.3 million of calculated availability.
     Discontinued Operations
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company’s Condensed Consolidated Financial Statements reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented. The South Africa and Japan Accounts Payable Services business units were closed during 2005.
     On January 11, 2006, the Company consummated the sale of Channel Revenue. Channel Revenue was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million. The Airline business unit was sold July 17, 2006. During the first quarter of 2006, the Company recognized a loss of $0.1 million relating to the anticipated sale of the Airline business unit.
     During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001.
     Operating income (loss) from discontinued operations during 2006 and 2007 relates to the winding down of the operations of business units classified as discontinued in previous periods. No additional business units were classified as discontinued during 2006 or the first quarter of 2007.
     Other Items
     Interest Expense. Net interest expense was $4.1 million and $2.5 million for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense results from the Company’s March 2006 financial restructuring described above. Net interest expense in future periods is expected to decrease slightly as a result the $9.6 million pay down of the term loan during the first quarter of 2007.
     Income Tax Expense (Benefit). The Company’s effective income tax expense (benefit) rates as indicated in the accompanying Condensed Consolidated Financial Statements do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three month periods ended March 31, 2007 and 2006 primarily results from taxes on income of foreign subsidiaries.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.
     Liquidity and Capital Resources
     As of March 31, 2007, the Company had cash and cash equivalents of $21.4 million, and no borrowings under the revolver portion of its senior credit facility. As of March 31, 2007, the revolver had approximately $16.3 million of calculated availability. This compares to approximately $35 million of cash and cash equivalents as of December 31, 2006. The decrease in cash and cash equivalents resulted primarily from three factors. During the first quarter of 2007, the Company paid down its term loan by $9.6 million, reducing the principal amount from $25.0 million to $15.4 million. The $9.6 million reduction consisted of two mandatory payments, the first being based on an adjusted EBITDA calculation of the Company’s consolidated excess cash flow, as defined in the loan agreement, totaling approximately $9.3 million, and the second payment being a quarterly principal payment of $250 thousand required under the terms of the loan. During the first quarter of 2007, the Company also made interest payments on the senior notes and senior convertible notes totaling $5.9 million and paid annual management bonuses related to 2006 of approximately $7.8 million.
     Net cash used in investing activities for the quarter ended March 31, 2007 was $0.4 million compared to $0.3 million for the quarter ended March 31, 2006. Cash used in investing activities was attributable to capital expenditures net of proceeds from sales.
     Net cash used in financing activities for the quarter ended March 31, 2007 was $9.8 million compared to $0.8 million for the quarter ended March 31, 2006. As mentioned above, $9.6 million of the net cash used in financing activities during the quarter ended March 31, 2007 was related to paying down the principal amount of the term loan. The cash usage of $0.8 million for the quarter ended March 31, 2006 was primarily related to the previously discussed financial restructuring.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months; however, current projections reflect that the Company’s core Accounts Payable Services business will continue to decline. Therefore, the Company must continue to successfully manage its expenses and grow its other business lines in order to stabilize and increase revenues and improve profitability.
     Off Balance Sheet Arrangements
     As of March 31, 2007, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At March

31, 2007, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.6 million and $4.0 million, respectively, related to these obligations.
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
     Contingent Obligation to Repay Industrial Development Authority of Ireland Grant
     During the period of May 1993 through April 1999, Meridian received grants from the Industrial Development Authority of Ireland (“IDA”) in the sum of 1.4 million Euros ($1.9 million at March 31, 2007 exchange rates). The grants were paid primarily to stimulate the creation of 145 permanent jobs in Ireland. As a condition of the grants, if the number of permanently employed Meridian staff in Ireland fell below 145, then the grants would have been repayable in full. This contingency expired on April 29, 2007.
     Limitation on Tax Loss and Credit Carryforwards
     On March 17, 2006, as a result of the financial restructuring, the company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carryforwards. Of the $34.1 million of U.S. federal net loss carryforwards available to the company at year end 2006, $27.1 million of the loss carryforwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carryforward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carryforwards, $14.3 million in unexpired foreign tax credit carryforwards, and $0.2 million in unexpired R&D credit carryforward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 million reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets.
Forward Looking Statements
     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (5), expectations regarding future accounts payable and Meridian revenue trends, (6) statements regarding the impact of potential regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and

“continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At March 31, 2007, there were borrowings of $15.4 million outstanding under the term loan portion of the Company’s senior credit facility. As of March 31, 2007, the Company had $16.3 million available for revolving loans under the senior credit facility, but had no borrowings under the revolver portion of the credit facility. The interest on the term loan is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 8.5% (or, at our option, a published prime lending rate plus 5.5%). The interest rate on outstanding revolving credit loans is based on LIBOR plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in pre-tax income. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in pre-tax income.
     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of March 31, 2007.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of March 31, 2007, a hypothetical $1.00 change in the market value of the Company’s common stock would result in $0.4 million change in pre-tax income.

Item 4. Controls and Procedures
          The Company’s management conducted an evaluation, with the participation of its Chairman, President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.
          Management believes that during the quarter ended March 31, 2007 the Company made progress in remediating the deficiencies reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Those reported deficiencies related to ineffective internal controls over revenue recognition and company level controls. Management will continue its remediation efforts and its evaluation of the effectiveness of its internal controls during the remainder of 2007. Other than as described above, there were no changes in internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s senior credit facility entered into on March 17, 2006 prohibits the payment of any cash dividends on the Company’s capital stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and restated through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (Incorporated by Reference to Exhibit 4.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2005).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 23, 2006).

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on March 23, 2006).

Exhibit
Number	Description

10.1*	2007 Performance Bonus Plan

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2007.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2007.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

May 14, 2007	By:	/s/ James B. McCurry

James B. McCurry
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

May 14, 2007	By:	/s/ PETER LIMERI

Peter Limeri.
Chief Financial Officer and Treasurer
(Principal Financial Officer)