Form 10-Q
period 2007-06-30
PRG SCHULTZ INTERNATIONAL INC
filed 2007-08-14
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
     Common shares of the registrant outstanding at July 31, 2007 were 10,010,126.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	$53,315	$55,141	$110,345	$110,856
Cost of revenues	34,872	39,943	72,113	79,723

Gross margin	18,443	15,198	38,232	31,133

Selling, general and administrative expenses	14,486	12,737	28,168	26,803
Operational restructuring expense (Note I)	—	1,580	—	1,988

Operating income	3,957	881	10,064	2,342

Interest expense, net	4,749	4,292	8,890	6,859
Loss on financial restructuring (Note H)	—	—	—	10,129

Earnings (loss) from continuing operations before income taxes and discontinued operations	(792)	(3,411)	1,174	(14,646)
Income taxes	344	190	875	454

Earnings (loss) from continuing operations before discontinued operations	(1,136)	(3,601)	299	(15,100)

Discontinued operations (Note B):
Earnings (loss) from discontinued operations, net of income taxes	19,687	(44)	19,775	1,161

Net earnings (loss)	$18,551	$(3,645)	$20,074	$(13,939)

Basic and diluted earnings (loss) per common share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$(0.15)	$(0.61)	$0.00	$(2.45)
Discontinued operations	2.17	(0.01)	2.26	0.18

Net earnings (loss)	$2.02	$(0.62)	$2.26	$(2.27)

Weighted-average common shares outstanding (Note C ):
Basic	9,093	6,388	8,733	6,300

Diluted	9,093	6,388	8,733	6,300

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents (Note G)	$29,582	$30,228
Restricted cash	175	139
Receivables:
Contract receivables, less allowances of $1,157 in 2007 and $1,795 in 2006
Billed	29,192	31,246
Unbilled	7,207	8,457

	36,399	39,703

Employee advances and miscellaneous receivables, less allowances of $1,559 in 2007 and $1,306 in 2006	370	2,534

Total receivables	36,769	42,237

Prepaid expenses and other current assets	3,105	1,953
Deferred income taxes	—	139
Current assets of discontinued operations (Note B)	2,031	52,320

Total current assets	71,662	127,016

Property and equipment, at cost	45,529	52,990
Less accumulated depreciation and amortization	(37,996)	(44,180)

Property and equipment, net	7,533	8,810

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $7,531 in 2007 and $6,838 in 2006	22,369	23,062
Unbilled receivables	2,329	3,175
Deferred income taxes	210	391
Other assets	5,730	7,492
Noncurrent assets of discontinued operations (Note B)	—	4,121

	$114,433	$178,667

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$19,149	$17,959
Accrued payroll and related expenses	25,572	37,224
Refund liabilities	9,717	10,112
Deferred revenue	850	545
Current portions of debt obligations	581	750
Current liabilities of discontinued operations (Note B)	—	55,208

Total current liabilities	55,869	121,798

Senior notes, net of unamortized discount of $6,991 in 2007 and $7,659 in 2006 (Note H)	44,464	43,796
Senior convertible notes, including unamortized premium of $4,409 in 2007 and $5,519 in 2006 (Note H)	60,491	68,030
Other debt obligations (Note H)	719	25,096
Noncurrent compensation obligations	8,824	5,859
Refund liabilities	1,678	1,659
Other long-term liabilities	5,458	5,713

Total liabilities	177,503	271,951

Mandatorily redeemable participating preferred stock (Note H)	8,254	11,199
Shareholders’ equity (deficit) (Notes D and H):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 10,542,887 in 2007 and 8,398,770 in 2006	105	84
Additional paid-in capital	525,939	513,920
Accumulated deficit	(552,074)	(571,818)
Accumulated other comprehensive income	3,416	2,041
Treasury stock, at cost; 576,453 shares in 2007 and 2006	(48,710)	(48,710)

Total shareholders’ equity (deficit)	(71,324)	(104,483)

Commitments and contingencies (Note I)	$114,433	$178,667

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$20,074	$(13,939)
Earnings (loss) from discontinued operations	19,775	1,161

Earnings (loss) from continuing operations	299	(15,100)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Loss on financial restructuring	—	10,129
Depreciation and amortization	3,564	5,339
Amortization of debt discount, premium and deferred loan costs	2,003	578
Stock-based compensation costs	5,429	734
(Gain) loss on sale of property, plant and equipment	223	(6)
Deferred income taxes	320	181
Changes in assets and liabilities:
Restricted cash	(34)	(155)
Billed receivables	4,843	11,071
Unbilled receivables	2,096	682
Prepaid expenses and other current assets	(1,091)	(198)
Other assets	116	1,872
Accounts payable and accrued expenses	1,456	237
Accrued payroll and related expenses	(11,980)	(6,133)
Refund liabilities	(376)	(1,304)
Deferred revenue	261	(873)
Noncurrent compensation obligations	(437)	(547)
Other long-term liabilities	(255)	(165)

Net cash provided by (used in) operating activities	6,437	6,342

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(1,139)	(408)

Net cash used in investing activities	(1,139)	(408)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(25,148)	8,200
Issuance costs of preferred stock	—	(1,281)
Payments for deferred loan cost	(221)	(7,750)

Net cash provided by (used in) financing activities	(25,369)	(831)

Cash flows from discontinued operations:
Operating cash flows	(2,064)	194
Investing cash flows	21,133	529

Net cash provided by (used in) discontinued operations	19,069	723

Effect of exchange rates on cash and cash equivalents	356	1,030

Net change in cash and cash equivalents	(646)	6,856

Cash and cash equivalents at beginning of period	30,228	8,361

Cash and cash equivalents at end of period	$29,582	$15,217

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,670	$310

Cash paid during the period for income taxes, net of refunds	$482	$386

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)
Note A – Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
     Certain reclassifications have been made to the 2006 amounts to conform to the presentation in 2007. These reclassifications include the reclassification of the Company’s Meridian VAT reclaim (“Meridian”) business unit as discontinued operations (see Note B).
     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN No. 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Note B – Discontinued Operations
     The following table summarizes the components of earnings (loss) from discontinued operations for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
Components of discontinued operations:	2007	2006	2007	2006
Revenues	$7,505	$10,844	$17,386	$21,416

Operating income (loss)	112	344	724	1,450
Gain (loss) on sale or disposal	19,460	(240)	19,460	245

	19,572	104	20,184	1,695
Income tax expense (benefit)	(115)	148	409	534

Earnings (loss) from discontinued operations	$19,687	$(44)	$19,775	$1,161

     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). The Company received proceeds from the sale of EUR 16.8 million (approximately $22.4 million). Averio is also required to pay the Company, as additional purchase price consideration, EUR 1.5 million (approximately $2.0 million) on each of December 31, 2007, 2008 and 2009. However, the additional payments owed on December 31, 2008 and 2009 are subject to certain “place of supply” legislation remaining in effect in the European Union without amendment prior to the relevant payment date. All U.S. dollar equivalents provided herein are based on May 30, 2007 exchange rates and, as a result, the actual U.S. dollar value of future payments to be made by Averio could vary.
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations. The Company recognized a second quarter 2007 gain on sale of approximately $19.5 million as a result of the transaction. Such gain excludes the contingent payments due in December 2008 and 2009. Current assets of discontinued operations as of June 30, 2007 include the $2.0 million receivable from Averio due on December 31, 2007. Meridian’s December 31, 2006 balance sheet balances have been reclassified as assets and liabilities of discontinued operations. The major classes of each are as follows (in thousands):

As of December 31, 2006
Current assets of discontinued operations:
Cash and cash equivalents	$4,785
Restricted cash	3,299
Receivables	1,218
Prepaid expenses and other current assets	714
Funds held for client obligations	42,304

$52,320

Noncurrent assets of discontinued operations:
Property and equipment, net	$1,593
Other assets	2,528

$4,121

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$5,717
Accrued payroll and related expenses	3,802
Deferred revenue	3,385
Obligations for client payables	42,304

$55,208

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline business units, and the Accounts Payable Services business units in South Africa and Japan, as discontinued operations. The Company’s Condensed Consolidated Financial Statements reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented. The South Africa and Japan Accounts Payable Services business units were closed during 2005.
     On January 11, 2006, the Company consummated the sale of its Channel Revenue business unit. The Channel Revenue business unit was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million. On July 17, 2006, the Company completed the sale of its Airline business unit to a former employee. During the three-month and six-month periods ended June 30, 2006, the Company recognized losses of $0.2 million and $0.4 million, respectively, relating to the anticipated sale of the Airline business unit.
     During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001.
Note C — Earnings (Loss) Per Common Share
     The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$(1,136)	$(3,601)	$299	$(15,100)
Preferred dividends	(178)	(321)	(336)	(370)

Earnings (loss) for purposes of computing basic and diluted earnings (loss) per common share from continuing operations	(1,314)	(3,922)	(37)	(15,470)

Earnings (loss) from discontinued operations	19,687	(44)	19,775	1,161

Earnings (loss) for purposes of computing basic and diluted net earnings (loss) per common share	$18,373	$(3,966)	$19,738	$14,309

Denominator:
Denominator for basic earnings (loss) per common share – weighted-average shares outstanding	9,093	6,388	8,733	6,300
Effect of dilutive securities	—	—	—	—

Denominator for diluted earnings (loss) per common share	9,093	6,388	8,733	6,300

Basic and diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$(0.15)	$(0.61)	$0.00	$(2.45)
Discontinued operations	2.17	(0.01)	2.26	0.18

Net earnings (loss)	$2.02	$(0.62)	$2.26	$(2.27)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     For the three and six months ended June 30, 2007, 0.6 million shares subject to outstanding stock options and 2006 MIP awards were excluded from the computation of diluted earnings (loss) per common share (calculated using the treasury stock method), due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and six months ended June 30, 2007, 9.3 million shares and 9.5 million shares, respectively, related to the senior convertible notes were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and six months ended June 30, 2007, 3.0 million shares and 3.2 million shares, respectively, related to the Series A convertible preferred stock were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and six months ended June 30, 2006, all shares related to stock-based compensation plans and convertible securities were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect.
Note D – Stock-Based Compensation
     The Company has three stock compensation plans: (1) the Stock Incentive Plan, (2) the HSA Acquisition Stock Option Plan, and (3) the 2006 Management Incentive Plan (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     During the first quarter of 2007, one executive officer of the Company was granted 20,000 Performance Units under the 2006 Management Incentive Plan (the “2006 MIP”). The award had a grant date fair value of $0.3 million and vests ratably over four years. No other awards were granted during the first half of 2007 under any of the Company’s Plans and no options were exercised.
     During the first half of 2007, Performance Units outstanding under the 2006 MIP increased by 223,165 as a result of anti-dilution adjustments which occur automatically pursuant to the terms of the 2006 MIP as the Company’s convertible securities are converted into common stock. As of June 30, 2007, a total of 1,047,540 Performance Units were outstanding, 770,934 of which were vested.
     Selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 include $2.7 million and $0.3 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2007 and 2006 include $5.4 million and $0.7 million, respectively, related to stock-based compensation charges. At June 30, 2007, there was $3.9 million of unrecognized stock-based compensation expense related to stock options and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted average period of 1.14 years.
Note E - Operating Segments and Related Information
     Prior to the second quarter of 2007, the Company had two reportable operating segments, Accounts Payable Services and Meridian. Also, the Company included the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Meridian in a category referred to as corporate support.
     The Accounts Payable Services segment principally consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies including the Centers for Medicare and Medicaid Services. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia and Asia.
     On May 30, 2007, the Company sold Meridian which had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are reported in discontinued operations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its Accounts Payable Services operating segment based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. The corporate support function is also evaluated based upon EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges associated with the Company’s operational restructuring plan, stock-based compensation, intangible asset impairment charges and severance charges viewed by management as individually or collectively significant. During the periods presented, the Company did not have any inter-segment revenues. Segment information for continuing operations for the three and six months ended June 30, 2007 and 2006 follows (in thousands):

	Accounts
	Payable	Corporate
	Services	Support	Total
Three Months Ended June 30, 2007
Revenues	$53,315	$—	$53,315

EBITDA	$12,858	$(7,348)	$5,510
Stock-based compensation	—	2,695	2,695

Adjusted EBITDA	$12,858	$(4,653)	$8,205

Three Months Ended June 30, 2006
Revenues	$55,141	$—	$55,141

EBITDA	$9,659	$(6,106)	$3,553
Severance and restructuring expenses	1,580	—	1,580
Stock-based compensation	—	367	367

Adjusted EBITDA	$11,239	$(5,739)	$5,500

Six Months Ended June 30, 2007
Revenues	$110,345	$—	$110,345

EBITDA	$28,231	$(14,603)	$13,628
Stock-based compensation	—	5,429	5,429

Adjusted EBITDA	$28,231	$(9,174)	$19,057

Six Months Ended June 30, 2006
Revenues	$110,856	$—	$110,856

EBITDA	$19,222	$(11,541)	$7,681
Severance and restructuring expenses	1,457	531	1,988
Stock-based compensation	—	734	734

Adjusted EBITDA	$20,679	$(10,276)	$10,403

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The following table reconciles earnings (loss) from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Earnings (loss) from continuing operations before discontinued operations	$(1,136)	$(3,601)	$299	$(15,100)

Income taxes	344	190	875	454
Interest, net	4,749	4,292	8,890	6,859
Loss on financial restructuring	—	—	—	10,129
Depreciation and amortization	1,553	2,672	3,564	5,339

EBITDA	5,510	3,553	13,628	7,681

Severance and restructuring charges	—	1,580	—	1,988
Stock-based compensation	2,695	367	5,429	734

Adjusted EBITDA	$8,205	$5,500	$19,057	$10,403

     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the three and six months ended June 30, 2006 has been reclassified to conform to the 2007 presentation.
Note F – Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended June 30, 2007 and 2006, the Company’s consolidated comprehensive income (loss) was $19.8 million and $(2.8) million, respectively. For the six-month periods ended June 30, 2007 and 2006, the Company’s consolidated comprehensive income (loss) was $21.5 million and $(13.2) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note G - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At June 30, 2007 and December 31, 2006, the Company had cash and cash equivalents of $29.6 million and $30.2 million, respectively, of which cash equivalents represent approximately $19.3 million and $22.2 million, respectively. The Company had $19.0 million and $20.5 million in cash equivalents at U.S. banks at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, certain of the Company’s international subsidiaries held $0.3 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America.
Note H - Financial Restructuring
     On March 17, 2006, the Company completed an exchange offer (the “Exchange Offer”) for its $125 million of 4.75% Convertible Subordinated Notes due 2006 (the “Convertible Subordinated Notes”). As a result of the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Exchange Offer, substantially all of the outstanding Convertible Subordinated Notes were exchanged for (a) $51.5 million in principal amount of 11.0% Senior Notes Due 2011, (b) $59.6 million in principal amount of 10.0% Senior Convertible Notes Due 2011, and (c) 124,094 shares, or $14.9 million liquidation preference, of 9.0% Series A Convertible Participating Preferred Stock.
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
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. During the second quarter of 2007, 6,413 shares of Series A preferred stock and $5.9 million in principal amount of senior convertible notes were converted into 1,199,089 shares of common stock.
     During the first quarter of 2007, the Company repaid $9.6 million of the term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan. Upon the full satisfaction of the term loan, the Company wrote-off $1.1 million of unamortized deferred loan costs associated with the term loan. Such charge is included in interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007. No borrowings are currently outstanding under the revolving credit facility. As of June 30, 2007, the revolving credit facility had approximately $15.1 million of borrowing availability.
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
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At June 30, 2007, accrued payroll and related expenses and noncurrent compensation obligations include $1.5 million and $3.9 million, respectively, related to these obligations.
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
     The Company recognized $1.6 million and $2.0 million in operational restructuring expense for the three and six months ended June 30, 2006, respectively. As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. As of June 30, 2007, accrued payroll and related expenses included $2.9 million for severance and other costs related to the Company’s expense reduction initiatives. Accounts payable and accrued expenses and other long-term liabilities at June 30, 2007 include $0.5 million and $2.2 million, respectively, related to operating leases terminated or exited as part of the original restructuring plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Introduction
     Prior to the second quarter of 2007, the Company conducted its operations through two reportable operating segments, Accounts Payable Services and Meridian VAT Reclaim. The Company’s operating structure also included the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the operating segments in a category referred to as corporate support.
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). Meridian’s operating results for all periods presented in the Condensed Consolidated Financial Statements (Unaudited) have been reclassified and are now reported in discontinued operations. Unless stated otherwise, the discussion which follows pertains to the Company’s continuing operations.
     The Accounts Payable Services segment principally consists of services that entail the review of client accounts payable disbursements to identify and recover overpayments. This operating segment includes accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies, including the Centers for Medicare and Medicaid Services. The Accounts Payable Services segment conducts business in North America, South America, Europe, Australia and Asia.
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
     The Company generally recognizes revenue on the accrual basis except with respect to certain international Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” Revenue is generally recognized when invoiced. Invoicing typically occurs for a contractually specified percentage of amounts recovered when it has been determined that the client has received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an existing contractual arrangement between the Company and the client exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria. In those instances, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue that, even though meeting the requirements of the Company’s revenue recognition policy, relates to underlying claims ultimately rejected by the Company’s clients’ vendors. In that case, the Company’s clients may request a refund of such amount. The Company records such refunds as a reduction of revenue. The Company also maintains a refund liability for estimated refunds on previously recognized revenue.
     The Company derives a relatively small amount of revenues on a “fee-for-service” basis where revenue is based upon a flat fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when the revenue recognition criteria described above have been satisfied.
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

     The CMS contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs have and will continue to be incurred during 2007 as the Company continues to build this business. During the second quarter of 2007, the Company’s CMS contract was amended to include recovery audit services for the State of Arizona’s Medicare spending. While the Company is still evaluating the impact of the addition of Arizona’s Medicare spending to the scope of the Company’s recovery audit services during the demonstration project, revenues from the auditing of Medicare payments made in California made an important contribution to the Company’s overall revenues in the second quarter of 2007. Management remains optimistic that the audit of Medicare payments as part of the demonstration program will make an important contribution to future earnings; however, the Company has only limited ability to influence the timing of the processing of identified claims by third party claims processors, and the Company’s revenues from its Medicare audit efforts may vary significantly from period to period.
     In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities for the Company to expand its Medicare recovery audit services,and the Company is working to strengthen its Medicare recovery audit capabilities in preparation for these opportunities.
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
     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

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

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	65.4	72.4	65.4	71.9

Gross margin	34.6	27.6	34.6	28.1

Selling, general and administrative expenses	27.2	23.1	25.5	24.2
Operational restructuring expenses	—	2.9	—	1.8

Operating income	7.4	1.6	9.1	2.1

Interest expense, net	8.9	7.8	8.0	6.2
Loss on financial restructuring	—	—	—	9.1

Earnings (loss) from continuing operations before income taxes and discontinued operations	(1.5)	(6.2)	1.1	(13.2)

Income taxes	0.6	0.3	0.8	0.4

Earnings (loss) from continuing operations before discontinued operations	(2.1)	(6.5)	0.3	(13.6)

Earnings (loss) from discontinued operations	36.9	(0.1)	17.9	1.0

Net earnings (loss)	34.8%	(6.6)%	18.2%	(12.6)%

Earnings (loss) from discontinued operations for the three and six months ended June 30, 2007 includes the gain recognized on the sale of Meridian (36.5% and 17.6% of revenue, respectively). See “Discontinued Operations” below.
Three and Six Months Ended June 30, 2007 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Domestic Accounts Payable Services revenues	$32.7	$35.6	$69.7	$70.3
International Accounts Payable Services revenues	20.6	19.5	40.6	40.6

Total Accounts Payable Services revenues	$53.3	$55.1	$110.3	$110.9

     For the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, total Accounts Payable Services revenues decreased by approximately 3.3%. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, total Accounts Payable Services revenues decreased less than 1%. These amounts include revenues generated from the Medicare recovery audit services. This year over year trend of declining revenues is consistent with the results from the past several years, though the rate of the year over year decline for the quarter and six months ended June 30, 2007 is lower than historical trends. In addition, based on the results from the past seven consecutive quarters, management believes that the Company has stemmed the rate of decline in revenues from an average annual rate of 12% to 15% to less than 10%, including the impact from the Company’s strategy to exit less profitable clients. Improvements by clients in their own internal processes and internal audit capabilities have contributed to the Company’s recent historical trend of declining Accounts Payable Services revenues. The Company believes that the declining revenue trend in its core retail/wholesale accounts payable services is likely to continue for the foreseeable future, and as a result, the overall trend in revenues from the Accounts Payable Services as a whole is largely dependent on the Company’s ability to generate additional revenues from its Medicare audit activities and its new services offerings.
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
     In addition the Company will continue to focus on its business within the health care industry and in particular with Medicare recovery audit services. As discussed above, in late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it will provide additional opportunities to expand the Company’s Medicare audit recovery business, and the Company is working to strengthen its Medicare auditing capabilities in preparation for these opportunities.
     Cost of Revenues (“COR”). COR consists principally of salary and commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR for the Company’s domestic Accounts Payable Services operations are variable and will increase or decrease with increases and decreases in revenues. The COR support bases for domestic retail and domestic commercial operations are not separately distinguishable and are not evaluated by management individually. The Company’s international Accounts Payable Services also have a portion of their COR, although less than domestic Accounts Payable Services, that will vary with revenues. The lower variability is due to the predominant use of salaried auditor compensation plans in most emerging-market countries.
     Accounts Payable Services COR for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Domestic Accounts Payable Services COR	$19.0	$23.4	$40.8	$46.9
International Accounts Payable Services COR	15.9	16.5	31.3	32.8

Total Accounts Payable Services COR	$34.9	$39.9	$72.1	$79.7

     COR as a percentage of revenues decreased to 65.4% for the three months ended June 30, 2007 compared to 72.4% for the same period in 2006. For the six months ended June 30, 2007, COR decreased to 65.4% compared to 71.9% for the same period in 2006. The improvements are primarily related to the fact that the amounts for the second quarter and six months ended June 30, 2007 reflect the full implementation of the 2005 operational restructuring plan that was still being implemented during the first half of 2006. In addition, the improvement also reflects the initial impact from the 2006 fourth quarter headcount reductions that were primarily targeted at reducing COR expenses.
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
     Accounts Payable Services SG&A for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Domestic Accounts Payable Services SG&A	$4.9	$5.0	$8.5	$10.9
International Accounts Payable Services SG&A	2.3	1.7	5.1	5.0

Total Accounts Payable Services SG&A	$7.2	$6.7	$13.6	$15.9

     SG&A expenses for the three months ended June 30, 2007 increased by $0.5 million for the Company’s Accounts Payable Services operations, when compared to the same period of 2006. As a percentage of revenue, SG&A expenses were 13.5% compared to 12.1% for the same period in 2006. This increase was primarily related to charges associated with organizational changes in Europe of approximately $0.8 million that the Company expects to receive the benefit from in the future. For the six months ended June 30, 2007 compared to the six months ended June 30, 2006, SG&A expenses decreased by $2.3 million, and as a percentage of revenue were 12.3% for the six months ended June 30, 2007 compared to 14.3% for the same period ended June 30, 2006. This decrease was primarily related to the fact that the 2007 amount reflects the full implementation of the Company’s 2005 operational restructuring plan that was still being implemented during the first half of 2006.
     Corporate Support
     Corporate support represents the portion of corporate SG&A expenses not specifically allocated to Accounts Payable Services or to discontinued operations and totaled the following for the three and six months ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Corporate Support SG&A	$7.3	$6.0	$14.6	$10.9
     For the three months ended June 30, 2007, Corporate Support SG&A expenses increased by $1.3 million compared to the same period in 2006. This increase was primarily related to approximately $2.7 million of SFAS No. 123R compensation expense that was recorded for the three months ended June 30, 2007, compared to approximately $0.4 million of SFAS No. 123R compensation expense for the same period in 2006. The $2.7 million of compensation expense for the three months ended June 30, 2007 included $0.9 million of compensation expense that resulted from the vesting of previously granted awards, $1.4 million that resulted from the addition to outstanding awards under the 2006 MIP as a result of anti-dilution adjustments and $0.4 million of compensation expense that resulted from the increase in the market value of the Company’s common stock. The SFAS No. 123R compensation expense for the comparable period in 2006 resulted entirely from the vesting of previous awards. Excluding the impact of SFAS No. 123R compensation expense, Corporate Support SG&A expenses decreased by $1.0 million for the quarter ended June 30, 2007 compared to the same period in 2006. Excluding the impact of the SFAS No. 123R, as a percentage of revenue Corporate Support SG&A expenses for the three months ended June 30, 2007 were 8.6% compared to 10.2% for the same period in 2006. The decrease in Corporate Support SG&A expenses was primarily related to the fact that the 2007 amount and percentage reflects the full implementation of the Company’s 2005 operational restructuring plan that was still being implemented during the first half of 2006. For the six months ended June 30, 2007, Corporate Support SG&A expenses increased by $3.7 million when compared to the same period of 2006. This increase was primarily related to approximately $5.4 million of SFAS No. 123R compensation expense that was recorded during the first six months of 2007 compared to approximately $0.7 million of SFAS 123R compensation expense for the first six months of 2006. The $5.4 million of compensation expense for the six months ended June 30, 2007 included $1.5 million of compensation expense that resulted from the vesting of previously granted awards, $2.1 million that resulted from the addition to outstanding awards under the 2006 MIP as a result of anti-dilution adjustments and $1.8 million of compensation expense that resulted from the increase in the market value of the Company’s common stock. The SFAS No. 123R compensation expense for the comparable period in 2006 resulted entirely from the vesting of previous awards. Excluding the impact of SFAS No. 123R compensation expense, Corporate Support SG&A expenses decreased by $1.3 million for the six months ended June 30, 2007 compared to the same period in 2006. Excluding the impact of the SFAS No. 123R, as a percentage of revenue Corporate Support SG&A expenses for the six months ended June 30, 2007 were 8.3% compared to 9.2% for the same period in 2006. Again, the decrease in expenses was primarily related to the fact that the 2007 amount and percentage reflect the full implementation of the Company’s 2005 operational restructuring plan that was still being implemented during the first half of 2006.
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
     The operational restructuring expense for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006
Restructuring expense	—	$1.6	—	$2.0
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
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. During the second quarter of 2007, 6,413 shares of Series A preferred stock and $5.9 million in principal amount of senior convertible notes were converted into 1,199,089 shares of common stock. During the first quarter of 2007, the Company repaid $9.6 million of the term loan due primarily to a mandatory payment resulting from the Company’s excess cash flow calculation as defined by the credit facility. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan with a portion of the proceeds of the Meridian business unit sale. Upon the full satisfaction of the term loan, the Company wrote-off $1.1 million of unamortized deferred loan costs associated with the term loan. No borrowings are currently outstanding under the revolving credit facility. As of June 30, 2007, the revolving credit facility had approximately $15.1 million of borrowing availability.
     As of June 30, 2007, $51.1 million principal amount of the senior notes and $56.1 million principal amount of the senior convertible notes remained outstanding. Also as of June 30, 2007, the outstanding Series A convertible preferred stock had a liquidation preference of $8.3 million. All of these obligations are due in March 2011.
     Discontinued Operations
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). The Company received proceeds from the sale of EUR 16.8 million (approximately $22.4 million). Averio is also required to pay the Company, as additional purchase price consideration, EUR 1.5 million (approximately $2.0 million) on each of December 31, 2007, 2008 and 2009. However, the additional payments owed on December 31, 2008 and 2009 are subject to certain “place of supply” legislation remaining in effect in the European Union without amendment prior to the relevant payment date. All U.S. dollar equivalents provided herein are based on May 30, 2007 exchange rates and, as a result, the actual U.S. dollar value of future payments to be made by Averio could vary.
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented in the Condensed Consolidated Financial Statements (Unaudited) have been reclassified and are included in discontinued operations. The Company recognized a second quarter 2007 gain on sale of approximately $19.5 million as a result of the transaction. Such gain excludes the contingent payments due in December 2008 and 2009. Current assets of discontinued operations as of June 30, 2007 include the $2.0 million receivable from Averio due on December 31, 2007. Meridian’s December 31, 2006 balance sheet balances have been reclassified as assets and liabilities of discontinued operations.
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline business units, and the Accounts Payable Service business units in South Africa and Japan, as discontinued operations. The Company’s Condensed Consolidated Financial Statements (Unaudited) reflect the results of these businesses as discontinued operations for all periods presented. The carrying values of the assets and liabilities relating to these business units are considered insignificant for all periods presented. The South Africa and Japan Accounts Payable Services business units were closed during 2005.
     On January 11, 2006, the Company consummated the sale of its Channel Revenue business unit. The Channel Revenue business unit was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million. On July 17, 2006, the Company completed the sale of its Airline business unit to a former employee. During the three-month and six-month periods ended June 30, 2006, the Company recognized losses of $0.2 million and $0.4 million, respectively, relating to the anticipated sale of the Airline business unit.
     During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001.
     Operating income (loss) from discontinued operations during 2007 and 2006 relates to the winding down of the operations of business units classified as discontinued in previous periods and the operating results of Meridian through its sale date, May 30, 2007. Management does not anticipate any significant operating income (loss) from discontinued operations in the foreseeable future.
     Other Items
     Interest Expense. Net interest expense was $4.7 million and $4.3 million for the three months ended June 30, 2007 and 2006, respectively. The 2007 second quarter amount includes a $1.1 million charge related to the write-off of the unamortized deferred loan costs associated with the term loan which was paid off during the quarter. Excluding the deferred loan cost charge, interest expense decreased in the quarter ended June 30, 2007 compared to the same period in 2006 as a result of the pay down of the term loan and the conversions of senior convertible notes that occurred during the first and second quarters of 2007.
     Net interest expense was $8.9 million and $6.7 million for the six months ended June 30, 2007 and 2006, respectively. The increase in interest expense results from the Company’s March 2006 financial restructuring described above and the $1.1 million write-off of deferred loan costs in the second quarter of 2007. Net interest expense in future periods is expected to decrease significantly as a result the pay off of the term loan and the conversions of senior convertible notes to common stock.
     Management has announced its intention to refinance the Company’s indebtedness. The Company currently anticipates that it will complete the refinancing by the end of the third quarter of 2007. Management expects that the Company’s future interest expense will be lowered even further as a result of expected lower average interest rates on the indebtedness and the conversion of existing convertible debt into equity. No assurance can be given that such plans will succeed or that we will accomplish the refinancing within the anticipated time period.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three and six month periods ended June 30, 2007 and 2006 primarily results from taxes on income of foreign subsidiaries.
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
     Liquidity and Capital Resources
     As of June 30, 2007, the Company had cash and cash equivalents of $29.6 million, and no borrowings under the revolver portion of its senior credit facility. During the first half of 2007, the Company paid-off its $25 million term loan and as of June 30, 2007, the revolver had approximately $15.1 million of borrowing availability.
     Net cash provided by operating activities for the six months ended June 30, 2007 was $6.4 million, This primarily resulted from positive cash flow from operations before the impact of changes in working capital. Note that operating income for the six months ended June 30, 2007 excluding non-cash charges (stock-based compensation, depreciation and amortization) totaled $19.1 million. During the first quarter, a portion of these funds and were used to make the semi-annual interest payments on the senior notes and senior convertible notes totaling $5.9 million and to pay annual management bonuses related to 2006 of approximately $7.8 million. The Company also used excess cash flow funds as defined in their credit facility to pay down the term loan by $9.6 million in March of 2007.
     After transaction costs and settlement of certain inter-company balances, the Company realized approximately $21.1 million from the sale of Meridian of which $15.4 million was used to repay the remaining term loan balance. The Company’s discontinued operations used approximately $2.1 million of funds during the first six months of 2007, virtually all of which related to Meridian. The Company expects that net cash provided by (used in) discontinued operations in future periods to be minimal except for the non-contingent receivable of $2.0 million from the Meridian sale due in December 2007 and possibly the contingent Meridian payments due in 2008 and 2009.

     The Company invested approximately $1.1 million in capital expenditures during the first six months of 2007, a significant portion of which related to the Company’s Medicare recovery audit services.
     Net cash provided by operating activities for the six months ended June 30, 2006 was $6.3 million which was primarily the result of the Company’s net loss being offset by the non-cash charge related to the financial restructuring and a higher focus on working capital. Net cash used in investing activities for the first six months of 2006 consisted of capital expenditures of $0.4 million. The $0.8 of million net cash used in financing activities during the six months ended June 30, 2006 related to the refinancing of the 4.75% Subordinated Convertible Notes and the payoff of other indebtedness.
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
     Management has announced its intention to refinance the Company’s indebtedness. The Company currently anticipates that it will complete the refinancing by the end of the third quarter of 2007. Management expects that the Company’s future debt service requirements will be lowered as a result of expected lower average interest rates on the indebtedness and the conversion of existing convertible debt into equity. No assurance can be given that such plans will succeed or that we will accomplish the refinancing within the anticipated time period.
     Off Balance Sheet Arrangements
     As of June 30, 2007, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At June 30, 2007, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.5 million and $3.9 million, respectively, related to these obligations.
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
Forward Looking Statements
     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (5) expectations regarding future accounts payable services revenue trends, (6) the anticipated impact of Medicare recovery audit services on the Company’s business, (7) the Company’s plans regarding the refinancing of its outstanding indebtednesss, and (8) statements regarding the impact of potential regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of June 30, 2007, the Company had $15.1 million available for revolving loans under its senior credit facility, but had no borrowings outstanding under the facility. The interest rate on outstanding revolving credit loans is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, or LIBOR, plus 3.75% (or, at our option, a published prime lending rate plus 1.0%). Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.
     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of June 30, 2007.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of June 30, 2007, a hypothetical $1.00 change in the market value of the Company’s common stock would result in $0.4 million change in pre-tax income.

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
     Management believes that during the quarter ended June 30, 2007 the Company made progress in remediating the deficiencies reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Those reported deficiencies related to ineffective internal controls over revenue recognition and company level controls. Management will continue its remediation efforts and its evaluation of the effectiveness of its internal controls during the remainder of 2007. Other than as described above, there were no changes in internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2006.
Our ability to significantly grow our Medicare recovery audit services is largely dependent on our participation in the expansion of recovery auditing of Medicare spending to all 50 states as mandated by legislation passed in late 2006.
     On March 29, 2005, we announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded us a contract to provide recovery audit services for the State of California’s Medicare spending. The CMS contract was awarded as part of a demonstration program by CMS to recover Medicare overpayments through the use of recovery auditing. We have expended substantial resources, beginning in 2005, in preparing for and performing the audit of Medicare spending under the demonstration project, including capital expenditures and employee compensation costs related to this opportunity. We expect to continue to incur additional capital expenditures and other costs throughout the remainder of 2007 and for the foreseeable future as we continue to build this portion of our business.
     Given the expected continuation of the long term trend of declining revenues from our core accounts payable recovery audit business, stabilization and growth of our revenues and improvement of our profitability are largely dependent on our ability to grow our new services lines, including our Medicare recovery audit services. In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it provides additional opportunities to expand the Company’s Medicare recovery audit services, and the Company is working to strengthen its capabilities for auditing Medicare spending in preparation for these opportunities; however, the expansion of the Company’s Medicare recovery audit services is subject to numerous risks and variables, including the timing of the rollout of the national expansion by CMS and changes in the political, legislative and regulatory environment. We can provide no assurance that the national expansion of recovery auditing of Medicare spending will occur in any given manner or timeframe, including the manner and timeframes set forth in the legislation or that we will be afforded any new opportunities that result from any such expansion. If we are unsuccessful in obtaining an award of a portion of this new opportunity arising from the national rollout of Medicare recovery auditing or if our Medicare recovery audit services are not expanded as currently expected, it could have a material adverse effect on the future prospects for our business and our future financial condition and operating results.
Our failure to comply with applicable laws and regulations could substantially impact our business, operations and financial condition.
     Various aspects of our business, including, without limitation, our data acquisition, processing and reporting protocols and our Medicare recovery audit services, are subject to and impacted by extensive and frequently changing governmental regulation. Changes in applicable U.S. or international laws or regulations or new interpretations of existing laws or regulations could have a substantial impact on our operating methods and costs. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, or in certain circumstances, criminal penalties. We can make no assurance that we are or have been in compliance with all applicable laws and regulations or that we will be able to comply with such laws and regulations in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s senior credit facility entered into on March 17, 2006 prohibits the payment of any cash dividends on the Company’s capital stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of shareholders held on June 15, 2007, the shareholders of the Company approved the sole proposal which had been recommended by the Board of Directors and included in the Company’s proxy statement which was mailed to shareholders on or about May 10, 2007.
With respect to Proposal 1 (election of Class II directors to serve until the 2010 annual meeting and until their successors are elected and qualified):
10,388,263 votes, or 96.9% of the votes cast, in person or by proxy, by the holders of the Company’s common stock and Series A Preferred stock voting together as a group, were voted FOR the election of Patrick G. Dills as a Class II director, and 329,954 votes withheld authority.
9,531,702 votes, or 88.9% of the votes cast, in person or by proxy, by the holders of the Company’s common stock and Series A Preferred stock, voting together as a class, were voted FOR the election of N. Colin Lind as a Class II director, and 1,186,515 votes withheld authority.
     The Company’s directors serving in Class I and Class III did not stand for election at the annual meeting. The directors serving in Class I, James B. McCurry, Eugene I. Davis and Steven P. Rosenberg will continue to serve until the 2009 annual meeting of shareholders and until their successors are elected and qualified. The directors serving in Class III, David A. Cole and Philip J. Mazzilli, Jr. will continue to serve until the 2008 annual meeting of shareholders and until their successors are elected and qualified.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description

2.1	Sale of Shares Agreement, dated as of May 30, 2007, by and among PRG-Schultz International, Inc., Meridian Corporation Limited and Averio Holdings Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Report on Form 8-K filed on June 5, 2007).

3.1	Restated Articles of Incorporation of the Registrant, as amended and restated through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (Incorporated by Reference to Exhibit 4.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2005).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 23, 2006).

Exhibit
Number	Description

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on March 23, 2006).

10.1	Non-Competition Agreement, dated as of May 30, 2007, by and between PRG-Schultz International, Inc. and Averio Holdings Limited (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 5, 2007).

10.2	Non-Competition Agreement, dated as of May 30, 2007, by and between Averio Holdings Limited and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on June 5, 2007).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2007.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

August 13, 2007	By:	/s/ James B. McCurry

James B. McCurry
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

August 13, 2007	By:	/s/ PETER LIMERI

Peter Limeri
Chief Financial Officer and Treasurer
(Principal Financial Officer)