Form 10-Q
period 2007-09-30
PRG SCHULTZ INTERNATIONAL INC
filed 2007-11-14
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 0-28000

PRG-Schultz International, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2213805 (I.R.S. Employer Identification No.)

600 Galleria Parkway Suite 100 Atlanta, Georgia (Address of principal executive offices)	30339-5986 (Zip Code)
Registrant‘s telephone number, including area code: (770) 779-3900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
☐ Large accelerated filer                     ☐ Accelerated filer                     ☑ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
     Common shares of the registrant outstanding at October 31, 2007 were 21,523,637.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$53,207	$54,830	$163,552	$165,686
Cost of revenues	33,511	37,531	105,624	117,254

Gross margin	19,696	17,299	57,928	48,432

Selling, general and administrative expenses	17,562	16,605	45,730	43,408
Operational restructuring expense (Note I)	1,644	153	1,644	2,141

Operating income	490	541	10,554	2,883

Interest expense, net	3,133	5,278	12,023	12,137
Loss (gain) on financial restructuring (Note H)	—	(82)	—	10,047

Loss from continuing operations before income taxes and discontinued operations	(2,643)	(4,655)	(1,469)	(19,301)
Income taxes	337	306	1,212	760

Loss from continuing operations before discontinued operations	(2,980)	(4,961)	(2,681)	(20,061)

Discontinued operations (Note B):
Earnings (loss) from discontinued operations, net of income taxes	(11)	727	19,764	1,888

Net earnings (loss)	$(2,991)	$(4,234)	$17,083	$(18,173)

Basic and diluted earnings (loss) per common share (Note C):
Loss from continuing operations before discontinued operations	$(0.31)	$(0.80)	$(0.34)	$(3.24)
Discontinued operations	(0.00)	0.11	2.14	0.29

Net earnings (loss)	$(0.31)	$(0.69)	$1.80	$(2.95)

Weighted-average common shares outstanding (Note C ):
Basic	10,275	6,575	9,247	6,391

Diluted	10,275	6,575	9,247	6,391

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,
	2007	December 31,
	(Unaudited)	2006
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$27,757	$30,228
Restricted cash	242	139
Receivables:
Contract receivables, less allowances of $1,250 in 2007 and $1,795 in 2006
Billed	32,889	31,246
Unbilled	7,104	8,457

	39,993	39,703

Employee advances and miscellaneous receivables, less allowances of $1,631 in 2007 and $1,306 in 2006	355	2,534

Total receivables	40,348	42,237

Prepaid expenses and other current assets	3,007	1,953
Deferred income taxes	—	139
Current assets of discontinued operations (Note B)	2,152	52,320

Total current assets	73,506	127,016

Property and equipment, at cost	44,789	52,990
Less accumulated depreciation and amortization	(37,638)	(44,180)

Property and equipment, net	7,151	8,810

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $8,130 in 2007 and $6,838 in 2006	21,770	23,062
Unbilled receivables	2,295	3,175
Deferred income taxes	405	391
Other assets	5,601	7,492
Noncurrent assets of discontinued operations (Note B)	—	4,121

	$115,328	$178,667

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$14,183	$17,959
Accrued payroll and related expenses	27,578	37,224
Refund liabilities	9,628	10,112
Deferred revenue	809	545
Current portions of debt obligations (Note H)	477	750
Current liabilities of discontinued operations (Note B)	—	55,208

Total current liabilities	52,675	121,798

Senior notes, net of unamortized discount of $6,643 in 2007 and $7,659 in 2006 (Note H)	44,812	43,796
Senior convertible notes, including unamortized premium of $1,944 in 2007 and $5,519 in 2006 (Note H)	28,216	68,030
Other debt obligations (Note H)	647	25,096
Noncurrent compensation obligations	10,704	5,859
Refund liabilities	1,598	1,659
Other long-term liabilities	6,045	5,713

Total liabilities	144,697	271,951

Mandatorily redeemable participating preferred stock (Note H)	6,481	11,199
Shareholders’ equity (deficit) (Notes D and H):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 15,815,600 in 2007 and 8,398,770 in 2006	158	84
Additional paid-in capital	563,211	513,920
Accumulated deficit	(555,065)	(571,818)
Accumulated other comprehensive income	4,556	2,041
Treasury stock, at cost; 576,453 shares in 2007 and 2006	(48,710)	(48,710)

Total shareholders’ equity (deficit)	(35,850)	(104,483)

Commitments and contingencies (Note I)	$115,328	$178,667

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$17,083	$(18,173)
Earnings from discontinued operations	19,764	1,888

Loss from continuing operations	(2,681)	(20,061)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Loss on financial restructuring	—	10,047
Depreciation and amortization	5,263	7,733
Amortization of debt discount, premium and deferred loan costs	2,451	1,130
Stock-based compensation costs	12,315	4,835
(Gain) loss on sale of property, plant and equipment	595	(8)
Changes in assets and liabilities:
Restricted cash	(103)	(110)
Billed receivables	1,666	8,388
Unbilled receivables	2,233	967
Prepaid expenses and other current assets	(911)	15
Other assets	368	1,991
Accounts payable and accrued expenses	(3,218)	1,202
Accrued payroll and related expenses	(10,307)	(4,828)
Refund liabilities	(545)	(2,303)
Deferred revenue	213	(1,154)
Noncurrent compensation obligations	(773)	(519)
Other long-term liabilities	332	(192)

Net cash provided by operating activities	6,898	7,133

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(2,172)	(766)

Net cash used in investing activities	(2,172)	(766)

Cash flows from financing activities:
Net borrowings (repayments) of debt	(25,324)	8,200
Issuance costs of common and preferred stock	(15)	(1,281)
Net proceeds from common stock issuances, including option exercises	57	—
Payments for deferred loan cost	(1,787)	(7,750)

Net cash used in financing activities	(27,069)	(831)

Cash flows from discontinued operations:
Operating cash flows	(2,189)	(70)
Investing cash flows	21,133	529

Net cash provided by discontinued operations	18,944	459

Effect of exchange rates on cash and cash equivalents	928	927

Net change in cash and cash equivalents	(2,471)	6,922

Cash and cash equivalents at beginning of period	30,228	8,361

Cash and cash equivalents at end of period	$27,757	$15,283

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,319	$4,799

Cash paid during the period for income taxes, net of refunds	$672	$1,344

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset was acquired as part of a business combination completed in January 2002. Originally valued at $27.7 million, the asset has been amortized since the acquisition using the straight-line method over a twenty year expected life. Management’s recent re-evaluation concluded that the original twenty year life continues to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management has concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Amortization expense in the third quarter of 2007 was increased by $0.3 million as a result of the change in method.
     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN No. 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
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
Note B — Discontinued Operations
     The following table summarizes the components of earnings (loss) from discontinued operations for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
Components of discontinued operations:	2007	2006	2007	2006
Revenues	$—	$9,903	$17,386	$31,319

Operating income (loss)	(11)	1,147	713	2,597
Gain on sale or disposal	—	—	19,460	245

	(11)	1,147	20,173	2,842
Income tax expense	—	420	409	954

Earnings (loss) from discontinued operations	$(11)	$727	$19,764	$1,888

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
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations. The Company recognized a second quarter 2007 gain on sale of approximately $19.5 million as a result of the transaction. Such gain excludes the contingent payments due in December 2008 and 2009. Current assets of discontinued operations as of September 30, 2007 include the EUR 1.5 million receivable from Averio due on December 31, 2007. Meridian’s December 31, 2006 balance sheet balances have been reclassified as assets and liabilities of discontinued operations. The major classes of each are as follows (in thousands):

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

$55,208

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On January 11, 2006, the Company consummated the sale of its Channel Revenue business unit. The Channel Revenue business unit was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million. On July 17, 2006, the Company completed the sale of its Airline business unit to a former employee. During the nine-month period ended September 30, 2006, the Company recognized losses of $0.4 million relating to the sale of the Airline business unit.
     During the first quarter of 2006, the Company recognized a gain on the sale of discontinued operations of approximately $0.3 million related to the receipt of the final portion of the revenue-based royalty from the sale of the Logistics Management Services business in October 2001.
Note C — Earnings (Loss) Per Common Share
     The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator for basic and diluted earnings (loss) per common share:
Loss from continuing operations before discontinued operations	$(2,980)	$(4,961)	$(2,681)	$(20,061)
Preferred dividends	(151)	(292)	(487)	(662)

Loss for purposes of computing basic and diluted loss per common share from continuing operations	(3,131)	(5,253)	(3,168)	(20,723)

Earnings (loss) from discontinued operations	(11)	727	19,764	1,888

Earnings (loss) for purposes of computing basic and diluted net earnings (loss) per common share	$(3,142)	$(4,526)	$16,596	$18,835

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average shares outstanding	10,275	6,575	9,247	6,391
Effect of dilutive securities	—	—	—	—

Denominator for diluted earnings (loss) per common share	10,275	6,575	9,247	6,391

Basic and diluted earnings (loss) per common share:
Loss from continuing operations before discontinued operations	$(0.31)	$(0.80)	$(0.34)	$(3.24)
Discontinued operations	(0.00)	0.11	2.14	0.29

Net earnings (loss)	$(0.31)	$(0.69)	$1.80	$(2.95)

     For the three and nine months ended September 30, 2007, approximately 0.9 million shares subject to outstanding stock options and 2006 MIP awards were excluded from the computation of diluted earnings (loss) per common share (calculated using the treasury stock method), due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and nine months ended September 30, 2007, 8.4 million shares and 9.1 million shares, respectively, underlying the senior convertible notes were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and nine months ended September 30, 2007, 2.8 million shares and 3.1 million shares, respectively, underlying the Series A convertible preferred stock were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common share from continuing operations. For the three and nine months ended September 30, 2006, all shares related to stock-based compensation plans and convertible securities were excluded from the computations of diluted earnings (loss) per common share due to their antidilutive effect.
Note D — Stock-Based Compensation
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
     On September 12, 2007, options for 17,391 shares of common stock were granted to each of the Company’s six non-employee directors. The options have an exercise price of $12.89 per share, expire seven years after their grant date and become fully vested at the earlier of the date of the Company’s 2008 annual meeting of shareholders or June 1, 2008. The awards had an aggregate grant date fair value of $0.9 million.
     On September 19, 2007, options aggregating 511,000 shares were granted to 67 non-executive employees of the Company. The options have an exercise price of $13.54 per share, expire seven years after their grant date and vest over three years, one-third on each of the first three anniversaries of the grant date. The awards had an aggregate grant date fair value of $4.6 million.
     During the first nine months of 2007, Performance Units outstanding under the 2006 MIP increased by 776,200 as a result of anti-dilution adjustments which occur automatically pursuant to the terms of the 2006 MIP as the Company’s convertible securities are converted into common stock. As of September 30, 2007, a total of 1,600,575 Performance Units were outstanding, 1,310,589 of which were vested.
     During the third quarter of 2007, options for 9,000 shares were exercised for an aggregate price of less than $0.1 million.
     Selling, general and administrative expenses for the three months ended September 30, 2007 and 2006 include $6.9 million and $4.1 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2007 and 2006 include $12.3 million and $4.8 million, respectively, related to stock-based compensation charges. Stock-based compensation charges for the three and nine months ended September 30, 2006 includes $1.7 million resulting from the voluntary surrender of an option grant by the Chief Executive Officer of the Company.
     At September 30, 2007, there was $9.4 million of unrecognized stock-based compensation expense related to stock options and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted average period of 1.89 years.
Note E — Operating Segments and Related Information
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
     Management evaluates the performance of its Accounts Payable Services operating segment based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. The corporate support function is also evaluated based upon EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for charges associated with the Company’s operational restructuring and exit activities, stock-based compensation, intangible asset impairment charges and severance charges viewed by management as individually or collectively significant. During the periods presented, the Company did not have any inter-segment revenues. Segment information for continuing operations for the three and nine months ended September 30, 2007 and 2006 follows (in thousands):

	Accounts
	Payable	Corporate
	Services	Support	Total
Three Months Ended September 30, 2007
Revenues	$53,207	$—	$53,207

EBITDA	$14,420	$(12,231)	$2,189
Severance and restructuring expenses	—	1,644	1,644
Stock-based compensation	—	6,886	6,886

Adjusted EBITDA	$14,420	$(3,701)	$10,719

Three Months Ended September 30, 2006
Revenues	$54,830	$—	$54,830

EBITDA	$11,642	$(8,707)	$2,935
Severance and restructuring expenses	153	—	153
Stock-based compensation	—	4,101	4,101

Adjusted EBITDA	$11,795	$(4,606)	$7,189

Nine Months Ended September 30, 2007
Revenues	$163,552	$—	$163,552

EBITDA	$42,651	$(26,834)	$15,817
Severance and restructuring expenses	—	1,644	1,644
Stock-based compensation	—	12,315	12,315

Adjusted EBITDA	$42,651	$(12,875)	$29,776

Nine Months Ended September 30, 2006
Revenues	$165,686	$—	$165,686

EBITDA	$30,864	$(20,248)	$10,616
Severance and restructuring expenses	1,610	531	2,141
Stock-based compensation	—	4,835	4,835

Adjusted EBITDA	$32,474	$(14,882)	$17,592

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles loss from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Loss from continuing operations before discontinued operations	$(2,980)	$(4,961)	$(2,681)	$(20,061)

Income taxes	337	306	1,212	760
Interest, net	3,133	5,278	12,023	12,137
Loss on financial restructuring	—	(82)	—	10,047
Depreciation and amortization	1,699	2,394	5,263	7,733

EBITDA	2,189	2,935	15,817	10,616

Severance and restructuring charges	1,644	153	1,644	2,141
Stock-based compensation	6,886	4,101	12,315	4,835

Adjusted EBITDA	$10,719	$7,189	$29,776	$17,592

     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the three and nine months ended September 30, 2006 has been reclassified to conform to the 2007 presentation. Virtually all assets of the Company as of September 30, 2007 and December 31, 2006 are allocable to the Accounts Payable Services segment except for those identified in the Condensed Consolidated Balance Sheets as those of discontinued operations.
Note F — Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended September 30, 2007 and 2006, the Company’s consolidated comprehensive loss was $(1.9) million and $(4.3) million, respectively. For the nine-month periods ended September 30, 2007 and 2006, the Company’s consolidated comprehensive income (loss) was $19.6 million and $(17.5) million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note G — Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At September 30, 2007 and December 31, 2006, the Company had cash and cash equivalents of $27.8 million and $30.2 million, respectively, of which cash equivalents represent approximately $17.4 million and $22.2 million, respectively. The Company had $17.1 million and $20.5 million in cash equivalents at U.S. banks at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, certain of the Company’s international subsidiaries held $0.3 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note H — Financial Restructuring
     2006 Financial Restructuring
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
     The new instruments issued in the exchange were initially recorded at their estimated fair values. Information regarding these estimated fair values is as follows ($ in 000’s):

		10% Senior	9% Series A
	11% Senior	Convertible	Preferred
	Notes	Notes	Stock

Imputed borrowing rates used for valuation	16%	17%	18%

Fair values of cash flows based on imputed rates	$42,795	$42,891	$10,109
Fair values of conversion features	—	21,993	16,777

Total estimated fair value	42,795	64,884	26,886
Face value of instruments issued	51,455	59,566	14,891

Excess of face value over fair value	$8,660

Excess of fair value over face value		$5,318	$11,995

     The aggregate fair value of the new instruments issued exceeded the book value of the exchanged Convertible Subordinated Notes by approximately $10 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. The Company incurred $1.3 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $5.1 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount was capitalized and was being amortized over the term of the notes.
     The excess of the fair value of the preferred stock over its stated liquidation (redemption) value was credited to additional paid-in capital. The excess of the principal balance of the new senior notes over their fair value was recorded as a note discount and was being amortized on the interest method over the term of the notes. The excess of the fair value of the new senior convertible notes over their principal balance was recorded as a note premium and was being amortized on the interest method over the term of the notes.
     As a part of its financial restructuring in March 2006, the Company entered into a senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc. The credit facility included (1) a $25.0 million term loan, and (2) a revolving credit facility that provided for revolving loan borrowings of up to $20.0 million. The Company incurred $2.6 million of costs in connection with entering into the senior secured credit facility. Such amount was capitalized and was being amortized over the term of the indebtedness.
     On September 15, 2006, the Company issued $2.9 million of additional senior convertible notes in lieu of the semiannual cash interest payment. As of December 31, 2006, 37,030 shares of Series A convertible preferred stock had been converted into 1,618,995 shares of common stock.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Activity related to the senior notes and senior convertible notes during the year ended December 31, 2006 is summarized as follows (in 000’s):

	11% Senior	10% Senior
	Notes	Convertible Notes

Initial carrying value — estimated fair value at date of issuance — March 17, 2006	$42,795	$64,884
Fair value of additional notes issued September 15, 2006 as “paid-in-kind” interest payment (Face value of $2,945)	—	3,869
Amortization of discount (premium)	1,001	(723)

Carrying value December 31, 2006	$43,796	$68,030

     Activity related to the Series A preferred stock during the year ended December 31, 2006 is summarized as follows (in 000’s):

9% Series A
Preferred Stock

Initial carrying value — liquidation value at date of issuance — March 17, 2006	$14,891
Liquidation value of preferred shares converted to common shares	(4,587)
Accumulated dividends (accrual basis)	895

Liquidation value December 31, 2006 (accrual basis)	$11,199

     2007 Conversions, Repayments, Redemptions and New Credit Facility
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. During the second quarter of 2007, 6,413 shares of Series A preferred stock and $5.9 million in principal amount of senior convertible notes were converted into 1,199,089 shares of common stock. During the first quarter of 2007, the Company repaid $9.6 million of the $25 million term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan with a portion of the proceeds of the Meridian sale. Upon the full satisfaction of the term loan, the Company wrote-off $1.1 million of unamortized deferred loan costs associated with the term loan.
     In September 2007, the Company initiated the redemption of all of the then outstanding 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. In September 2007, the Company also entered into an amended and restated credit facility with Ableco consisting of a $20 million revolving credit facility, a $45 million term loan (funded in October 2007) and a delayed funding facility to fund the redemption of any convertible securities that did not convert to common stock prior to their redemption dates. At September 30, 2007, there were no borrowings outstanding under the revolving credit facility.
     During the third quarter of 2007, 14,056 shares of Series A preferred stock and $29.8 million in principal amount of senior convertible notes were converted into 5,263,714 shares of common stock. In October 2007, 47,026 shares of Series A preferred stock and $26.1 million in principal amount of senior convertible notes were converted into 6,284,489 shares of common stock. In October 2007, the $51.5 million of 11% senior notes were fully redeemed, along with a $0.3 million interest payment and $1.0 million prepayment premium. The redemption was funded with a portion of the Company’s unrestricted funds and the proceeds of the Ableco $45 million term loan. The Ableco delayed funding facility was not used, and therefore terminated, since the remaining outstanding 10% senior convertible notes and 9% Series A convertible preferred stock, after conversions by holders prior to the redemption dates, totaled less than $0.2 million and were redeemed with available unrestricted funds.
     Following the completion of the conversions and redemptions, the Company had approximately 21.5 million shares of common stock outstanding, a $45 million term loan, cash and cash equivalents exceeding $20 million and no borrowings outstanding under the revolving credit facility.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008 with the then remaining balance being due in September 2011. Interest accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5% and is payable monthly. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $20 million revolving credit facility.
     The Company incurred approximately $3 million of costs in connection with the amended and restated Ableco credit facility. Such amount has been capitalized and will be amortized over the life of the facility. The face amount of the 11% senior notes redeemed exceeded their carrying amount net of discount and deferred loan costs by $8.4 million. Such amount, along with the $1.0 million prepayment premium, $9.4 million in total, is expected to be reported as a loss on debt extinguishment in the fourth quarter of 2007.
     Activity related to the senior notes and senior convertible notes during the nine months ended September 30, 2007 and subsequent thereto is summarized as follows (in 000’s):

	11% Senior	10% Senior
	Notes	Convertible Notes

Carrying value December 31, 2006	$43,796	$68,030

Carrying value of notes converted into common stock prior to September 30, 2007 (Face value of $36,239)	—	(38,961)
Amortization of discount (premium)	1,016	(853)

Carrying value September 30, 2007	$44,812	$28,216

Carrying value of notes converted into common stock subsequent to September 30, 2007 (Face value of $26,121)	—	(28,054)
Carrying value of notes redeemed in October 2007	(44,812)	(162)

Balance	$—	$—

     Activity related to the Series A preferred stock during the nine months ended September 30, 2007 and subsequent thereto is summarized as follows (in 000’s):

9%Series A
Preferred Stock

Liquidation value December 31, 2006 (accrual basis)	$11,199

Liquidation value of preferred shares converted to common shares prior to September 30, 2007	(5,205)
Accumulated dividends (accrual basis)	487

Liquidation value September 30, 2007 (accrual basis)	$6,481

Liquidation value of preferred shares converted to common shares subsequent to September 30, 2007	(6,437)
Liquidation value of preferred shares redeemed in October 2007	(44)

Balance	$—

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following pro forma condensed balance sheet presents, on a pro forma basis, what the Company’s condensed consolidated balance sheet could have reflected if all the conversions, redemptions and new term loan funding had occurred on September 30, 2007. The pro forma adjustments have been made to illustrate the estimated financial effect of the conversions, redemptions and new term loan funding transactions as if the transactions had occurred on September 30, 2007. The adjustments are based upon available information and assumptions that the Company believes are reasonable as of the date of this Form 10-Q filing (in 000’s):

	September 30,			September 30,
	2007	Pro Forma		2007
	As Reported	Adjustments		Pro Forma
ASSETS
Current assets:
Cash and cash equivalents	$27,757	(7,980	) (a)	$19,777
Restricted cash	242			242
Total receivables	40,348			40,348
Prepaid expenses and other current assets	3,007			3,007
Current assets of discontinued operations	2,152			2,152

Total current assets	73,506			65,526

Property and equipment, net	7,151			7,151
Goodwill	4,600			4,600
Intangible assets, less accumulated amortization	21,770			21,770
Unbilled receivables	2,295			2,295
Deferred income taxes	405			405
Other assets	5,601	(2,182	) (b)	3,419

	$115,328			$105,166

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$14,183	735	(c)	$14,918
Accrued payroll and related expenses	27,578			27,578
Refund liabilities	9,628			9,628
Deferred revenue	809			809
Current portions of debt obligations	477	1,250	(d)	1,727

Total current liabilities	52,675			54,660

Senior notes, net of unamortized discount	44,812	(44,812	) (e)
Senior convertible notes, including unamortized premium	28,216	(28,216	) (e)
Other debt obligations	647	43,750	(d)	44,397
Noncurrent compensation obligations	10,704			10,704
Refund liabilities	1,598			1,598
Other long-term liabilities	6,045			6,045

Total liabilities	144,697			117,404

Mandatorily redeemable participating preferred stock	6,481	(6,481	) (e)
Shareholders’ equity (deficit):
Common stock	158	57	(f)	215
Additional paid-in capital	563,211	33,565	(g)	596,776
Accumulated deficit	(555,065)	(10,010	) (h)	(565,075)
Accumulated other comprehensive income	4,556			4,556
Treasury stock, at cost	(48,710)			(48,710)

Total shareholders’ equity (deficit)	(35,850)			(12,238)

	$115,328			$105,166

(a)	Cash used for redemptions and interest, net of funds provided by new term loan

(b)	Write-off of old deferred loan costs net of new deferred loan costs

(c)	Accrual of unpaid loan costs less accrued interest assumed to be paid

(d)	Current and noncurrent portions of new term loan

(e)	Carrying values of securities converted and/or redeemed

(f)	Stated value of additional shares issued for convertible securities

(g)	Carrying values of converted securities, less deferred costs and stated value of common stock issued

(h)	Loss on extinguishment of senior notes and write-off of old credit facility deferred costs

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note I — Commitments and Contingencies
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
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At September 30, 2007, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $3.6 million, respectively, related to these obligations.
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
     The Company recognized $0.2 million and $2.1 million in operational restructuring expense for the three and nine months ended September 30, 2006, respectively. As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. During August of 2007, the Company sub-leased and exited approximately 25% of its remaining headquarters office space. As a result, the Company recognized a $1.6 million lease exit restructuring charge in the third quarter of 2007 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” As of September 30, 2007,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrued payroll and related expenses included $1.4 million for severance and other costs related to the Company’s expense reduction initiatives. Accounts payable and accrued expenses and other long-term liabilities at September 30, 2007 include $1.0 million and $3.5 million, respectively, related to operating leases terminated or exited early.

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
     On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract was effective on March 28, 2005. To fully address the range of payment recovery opportunities, the Company sub-contracted with Concentra Preferred Systems, Inc., a business unit of Concentra Network Services, now Viant, Inc. (“Viant”), the nation’s largest provider of specialized cost containment services for the healthcare industry, to add Viant’s clinical experience to the Company’s expertise in recovery audit services.

     The CMS contract was awarded as part of a demonstration program by CMS to recover overpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs have and will continue to be incurred during 2007 as the Company continues to build this business. During the second quarter of 2007, the Company’s CMS contract was amended to include recovery audit services for the State of Arizona’s Medicare spending. Revenues from the auditing of Medicare payments made in California made an important contribution to the Company’s overall revenues in the three and nine-month periods ended September 30, 2007. Management remains optimistic that the audit of Medicare payments as part of the demonstration program will make an important contribution to future earnings; however, for numerous reasons, including the Company’s limited ability to influence the timing of the processing of identified claims by third party claims processors and program limitations imposed by CMS, the Company’s revenues from its Medicare audit efforts may vary significantly from period to period.
     In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. On October 19, 2007, CMS issued a Request for Proposal (“RFP”) which included a deadline for response of no later than November 19, 2007, and a planned initial roll out beginning April 1, 2008. On November 7, 2007, CMS issued an amendment to the RFP which made a number of significant changes to the original RFP, including, among other things, the introduction of a new provision which limits the scope of the Medicare payments to be reviewed by participating recovery audit contractors to those made on or after October 1, 2007. The amendment also extended the deadline for response to the RFP to December 3, 2007. The Company intends to submit a proposal responding to the RFP by the revised December 3, 2007 deadline.
     CMS’s recovery audit contractor program is designed, among other things, to recover improper payments made to healthcare providers such as hospitals and physicians’ practices. These providers, both individually and collectively through provider associations, have sought and will likely continue to seek to end or severely limit this legislatively mandated program. The recovery audit program generally and recovery audit contractors, including the Company, have been and will likely continue to be the subject of complaints by health care providers and their associations, and efforts, including political pressures, to end or limit CMS’s recovery audit program are likely to continue for the foreseeable future. These complaints and pressures could lead to additional program changes and limitations or to the discontinuation of CMS’s recovery audit program entirely. As an example of the impact of such efforts and pressures, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s recovery audit program and calling for an assessment of the program by the U.S. Government Accountability Office. Although it is difficult to assess the prospects for the success of any particular legislative or other effort to limit or end the recovery audit program at this time, management believes that opposition efforts are likely to continue as long as the program is successful at recovering meaningful amounts of improper payments made to healthcare providers.
     Despite the uncertainties associated with CMS’s recovery audit contractor program, including those relating to the efforts to end or severely restrict the program, the 2006 legislation mandating the national expansion of the Medicare recovery auditing program, CMS’s RFP process and the recent RFP amendment, and the proposed legislation introduced in Congress on November 8, 2007, management continues to believe that recovery auditing of Medicare spending provides significant opportunities for the Company. The Company continues to strengthen its Medicare recovery audit capabilities in preparation for these opportunities.
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
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset was acquired as part of a business combination completed in January 2002. Originally valued at $27.7 million, the asset has been amortized since the acquisition using the straight-line method over a twenty year expected life. Management’s recent re-evaluation concluded that the original twenty year life continues to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management has concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Amortization expense in the third quarter of 2007 was increased by $0.3 million as a result of the change in method.

     New Accounting Standards
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
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
     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.0	68.4	64.6	70.8

Gross margin	37.0	31.6	35.4	29.2

Selling, general and administrative expenses	33.0	30.3	28.0	26.2
Operational restructuring expenses	3.1	0.3	1.0	1.3

Operating income	0.9	1.0	6.4	1.7

Interest expense, net	5.9	9.6	7.3	7.3
Loss (gain) on financial restructuring	—	(0.1)	—	6.1

Loss from continuing operations before income taxes and discontinued operations	(5.0)	(8.5)	(0.9)	(11.7)

Income taxes	0.6	0.5	0.7	0.4

Loss from continuing operations before discontinued operations	(5.6)	(9.0)	(1.6)	(12.1)

Earnings (loss) from discontinued operations	(0.0)	1.3	12.1	1.1

Net earnings (loss)	(5.6)%	(7.7)%	10.5%	(11.0)%

Earnings (loss) from discontinued operations for the nine months ended September 30, 2007 includes the gain recognized on the sale of Meridian (11.9% of revenue). See “Discontinued Operations” below.

Three and Nine Months Ended September 30, 2007 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Domestic Accounts Payable Services revenues	$32.9	$32.5	$102.6	$102.8
International Accounts Payable Services revenues	20.3	22.3	61.0	62.9

Total Accounts Payable Services revenues	$53.2	$54.8	$163.6	$165.7

     For the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006, total Accounts Payable Services revenues, including revenues generated from the Company’s Medicare recovery audit work, decreased by approximately 2.9%. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, total Accounts Payable Services revenues, including revenues generated from the Company’s Medicare recovery audit work, decreased by approximately 1.3%. The year over year trend of declining revenues is consistent with the results from the past several years, though the rate of the year over year decline for the quarter and nine months ended September 30, 2007 is lower than historical trends due in part to the revenues generated during the three and nine months ended September 30, 2007 from the Company’s Medicare recovery audit work. In addition, based on the results from the past eight consecutive quarters, management believes that the Company has stemmed the rate of decline in core retail/wholesale accounts payable services revenues from an average annual rate of 12% to 15% to less than 10%, including the impact from the Company’s strategy to exit less profitable clients. Improvements by clients in their own internal processes and internal audit capabilities have contributed to the Company’s recent historical trend of declining core retail/wholesale accounts payable services revenues. The Company believes that the declining revenue trend in its core retail/wholesale accounts payable services is likely to continue for the foreseeable future, and as a result, the overall trend in revenues from the Accounts Payable Services as a whole is largely dependent on the Company’s ability to generate additional revenues from its Medicare audit activities and its new services offerings.
     The Company intends to maximize the revenue opportunities with each of its existing clients by identifying and auditing new categories of potential errors. The Company also intends to increase its emphasis on using its technology and professional experience to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. These objectives are related to such things as transaction accuracy and compliance, its expertise in business process outsourcing where it involves vendor and buyer interaction, M&A due diligence analysis, and processing efficiency in the procure-to-pay value chain.
     In addition the Company will continue to focus on its business within the health care industry and in particular on its Medicare recovery audit services. As discussed above, in late 2006, legislation was passed that mandated that recovery audit of Medicare be extended beyond March 27, 2008, the end of the three-year recovery audit demonstration project under the original authorizing legislation, and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare out to all fifty states by January 1, 2010. CMS has issued a Request for Proposal in connection with the planned national expansion of the Medicare recovery audit program. For more information regarding the Company’s Medicare recovery audit business and opportunities, see “— Introduction” beginning on page 16.
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

     Accounts Payable Services COR for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Domestic Accounts Payable Services COR	$17.6	$21.3	$58.4	$68.2
International Accounts Payable Services COR	15.9	16.2	47.2	49.0

Total Accounts Payable Services COR	$33.5	$37.5	$105.6	$117.2

     COR as a percentage of revenues decreased to 63.0% for the three months ended September 30, 2007 compared to 68.4% for the same period in 2006. For the nine months ended September 30, 2007, COR decreased to 64.5% compared to 70.7% for the same period in 2006. The improvements resulted in large measure from the Company’s ongoing strategy of rationalizing its client base, focusing on its largest, most important clients, and managing expenses effectively.
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
     Accounts Payable Services SG&A for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Domestic Accounts Payable Services SG&A	$4.5	$5.7	$13.0	$16.6
International Accounts Payable Services SG&A	2.4	2.2	7.5	7.2

Total Accounts Payable Services SG&A	$6.9	$7.9	$20.5	$23.8

     SG&A expenses for the three months ended September 30, 2007 decreased by $1.0 million for the Company’s Accounts Payable Services operations, when compared to the same period of 2006. As a percentage of revenue, SG&A expenses were 13.0% compared to 14.4% for the same period in 2006. This decrease was primarily related to the operational changes and headcount reductions implemented during the fourth quarter of 2006 and the first quarter of 2007. For the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, SG&A expenses decreased by $3.3 million and as a percentage of revenue were 12.5% for the nine months ended September 30, 2007 compared to 14.4% for the same period ended September 30, 2006. This decrease was primarily related to the operational changes and headcount reductions implemented during the fourth quarter of 2006 and first quarter of 2007.
     Corporate Support
     Corporate support represents the portion of corporate SG&A expenses not specifically allocated to Accounts Payable Services or to discontinued operations and totaled the following for the three and nine months ended September 30, 2007 and 2006 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Corporate Support SG&A	$10.6	$8.7	$25.2	$19.6

     For the three months ended September 30, 2007, Corporate Support SG&A expenses increased by $1.9 million compared to the same period in 2006. This increase was primarily related to approximately $6.9 million of stock-based compensation expense that was recorded for the three months ended September 30, 2007, compared to approximately $4.1 million of stock-based compensation expense for the same period in 2006. The $6.9 million of stock-based compensation expense for the three months ended September 30, 2007 included $6.5 million resulting from the issuance of additional performance units in accordance with the anti-dilution provisions of the Company’s 2006 Management Incentive Program (“2006 MIP”) as the Company’s 10% senior convertible notes and Series A preferred stock converted to common stock throughout the period. Stock-based compensation expense for the comparable period in 2006 included $1.7 million resulting from the voluntary surrender by the Company’s Chief Executive Officer of options previously granted to him. Most of the remainder of the 2006 amount resulted from the initial award of performance units under the 2006 MIP. Excluding the impact of stock-based compensation expense, Corporate Support SG&A expenses decreased by $1.8 million for the quarter ended September 30, 2007 compared to the same period in 2006. Excluding the impact of the stock-based compensation, as a percentage of revenue, Corporate Support SG&A expenses for the three months ended September 30, 2007 were 7.0% compared to 8.4% for the same period in 2006. The decrease in Corporate Support SG&A expenses was primarily related to the fact that the 2007 amount and percentage reflects the full implementation of the Company’s 2005 operational restructuring plan that was still being implemented during the first half of 2006. For the nine months ended September 30, 2007, Corporate Support SG&A expenses increased by $5.6 million when compared to the same period of 2006. This increase was primarily related to approximately $12.3 million of stock-based compensation expense that was recorded during the first nine months of 2007 compared to approximately $4.8 million of stock-based compensation expense for the first nine months of 2006. The $12.3 million of compensation expense for the nine months ended September 30, 2007 included $2.8 million of compensation expense that resulted from the vesting of previously granted awards, $8.6 million that resulted from the addition to outstanding awards under the 2006 MIP as a result of anti-dilution adjustments and $1.0 million of compensation expense that resulted from the increase in the market value of the Company’s common stock. Stock-based compensation expense for the comparable period in 2006 included $1.7 million resulting from the voluntary surrender by the Company’s Chief Executive Officer of options previously granted to him. Most of the remainder of the 2006 amount resulted from the initial award of performance units under the 2006 MIP. Excluding the impact of stock-based compensation expense, Corporate Support SG&A expenses decreased by $1.9 million for the nine months ended September 30, 2007 compared to the same period in 2006. Excluding the impact of the stock-based compensation, as a percentage of revenue, Corporate Support SG&A expenses for the nine months ended September 30, 2007 were 7.9% compared to 8.9% for the same period in 2006. Again, the decrease in expenses was primarily related to the fact that the 2007 amount and percentage reflect the full implementation of the Company’s 2005 operational restructuring plan that was still being implemented during the first half of 2006.
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
     The operational restructuring expense for the three and nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restructuring expense	$1.6	$0.2	$1.6	$2.1

     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. Additionally, during August of 2007, the Company sub-leased and exited approximately 25% of its remaining headquarters office space. The Company recognized a $1.6 million lease exit restructuring charge in the third quarter of 2007. Management plans to continue to diligently manage costs on an ongoing basis.

     2006 Financial Restructuring
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
     In the 2006 financial restructuring, the Company exchanged $124.1 million of its existing convertible subordinated notes due November 2006 (and $1.8 million of accrued interest thereon) for the following securities: $51.5 million of 11% senior notes, $59.6 million of 10% senior convertible notes that could be converted into shares of common stock, and 9% Series A convertible preferred stock having an initial liquidation preference of $14.9 million.
     As a part of its 2006 financial restructuring, the Company also entered into a senior secured credit facility with Ableco LLC (“Ableco”) and The CIT/Group/Business Credit, Inc., a portion of which was syndicated to the Company’s prior bridge financing lenders, Petrus Securities L.P. and Parkcentral Global Hub Limited (collectively, the “Petrus Entities”) and Blum Strategic Partners II GmbH & Co. K.G. and Blum Strategic Partners II, L.P. (collectively, the “Blum Entities”). An affiliate of the Blum Entities was a member of the Ad Hoc Committee of holders of the Company’s convertible subordinated notes due November 2006, with the right to designate one member of the Company’s Board of Directors, and together with its affiliates, is the Company’s largest shareholder. The credit facility entered into in March 2006 included (1) a $25.0 million term loan, and (2) a revolving credit facility that provided for revolving loan borrowings of up to $20 million. No borrowings were ever outstanding under the revolving credit facility.
     On September 15, 2006, the Company issued $2.9 million of additional senior convertible notes in lieu of the semiannual cash interest payment. As of December 31, 2006, 37,030 shares of Series A convertible preferred stock had been converted into 1,618,995 shares of common stock.
     2007 Conversions, Loan Repayments, Redemptions and New Credit Facility
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. During the second quarter of 2007, 6,413 shares of Series A preferred stock and $5.9 million in principal amount of senior convertible notes were converted into 1,199,089 shares of common stock. During the first quarter of 2007, the Company repaid $9.6 million of the $25 million term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan with a portion of the proceeds of the Meridian sale. Upon the full satisfaction of the term loan, the Company wrote-off $1.1 million of unamortized deferred loan costs associated with the term loan.
     In September 2007, the Company initiated the redemption of all of the then outstanding 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. In September 2007, the Company also entered into an amended and restated credit facility with Ableco consisting of a $20 million revolving credit facility, a $45 million term loan (funded in October 2007) and a delayed funding facility to fund the redemption of any convertible securities that did not convert to common stock prior to their redemption dates. At September 30, 2007, there were no borrowings outstanding under the revolving credit facility.
     During the third quarter of 2007, 14,056 shares of Series A preferred stock and $29.8 million in principal amount of senior convertible notes were converted into 5,263,714 shares of common stock. In October 2007, 47,026 shares of Series A preferred stock and $26.1 million in principal amount of senior convertible notes were converted into 6,284,489 shares of common stock. In October 2007, the $51.5 million of 11% senior notes were fully redeemed, along with a $0.3 million interest payment and $1.0 million prepayment premium. The redemption was funded with a portion of the Company’s unrestricted funds and the proceeds of the Ableco $45 million term loan. The Ableco delayed funding facility was not used, and therefore terminated, since the remaining outstanding 10% senior convertible notes and 9% Series A convertible preferred stock, after conversions by the holders prior to the redemption dates, totaled less than $0.2 million and were redeemed with available unrestricted funds.
     Following the completion of the conversions and redemptions, the Company had approximately 21.5 million shares of common stock outstanding, a $45 million term loan, cash and cash equivalents exceeding $20 million and no borrowings outstanding under the revolving credit facility.

     The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008 with the then remaining balance being due in September 2011. Interest accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5% and is payable monthly. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $20 million revolving credit facility.
     The Company incurred approximately $3 million of costs in connection with the amended and restated Ableco credit facility. Such amount has been capitalized and will be amortized over the life of the facility. The face amount of the 11% senior notes redeemed exceeded their carrying amount net of discount and deferred loan costs by $8.4 million. Such amount, along with the $1.0 million prepayment premium, $9.4 million in total, is expected to be reported as a loss on debt extinguishment in the fourth quarter of 2007.
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
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented in the Condensed Consolidated Financial Statements (Unaudited) have been reclassified and are included in discontinued operations. The Company recognized a second quarter 2007 gain on sale of approximately $19.5 million as a result of the transaction. Such gain excludes the contingent payments due in December 2008 and 2009. Current assets of discontinued operations as of September 30, 2007 include the EUR 1.5 million receivable from Averio due on December 31, 2007. Meridian’s December 31, 2006 balance sheet balances have been reclassified as assets and liabilities of discontinued operations.
     On January 11, 2006, the Company consummated the sale of its Channel Revenue business unit. The Channel Revenue business unit was sold for $0.4 million in cash to Outsource Recovery, Inc. Outsource Recovery also undertook to pay the Company an amount equal to 12% of gross revenues received by Outsource Recovery during each of the calendar years 2006, 2007, 2008 and 2009 with respect to Channel Revenue. The Company recognized a first quarter 2006 gain on disposal of approximately $0.3 million. On July 17, 2006, the Company completed the sale of its Airline business unit to a former employee. During the nine-month period ended September 30, 2006, the Company recognized losses of $0.4 million relating to the sale of the Airline business unit.
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
     Other Items
     Interest Expense. Net interest expense was $3.1 million and $5.3 million for the three months ended September 30, 2007 and 2006, respectively. The 2007 third quarter amount decreased compared to the same period in 2006 as a result of the pay off of the term loan and the conversions of senior convertible notes that occurred during 2007.
     Net interest expense was $12.0 million and $12.1 million for the nine months ended September 30, 2007 and 2006, respectively. Interest expense in both periods primarily related to the debt from the Company’s March 2006 financial restructuring described above. The 2007 nine-month period also includes a $1.1 million write-off of deferred loan costs recorded as a result of the pay off of the term loan. Net interest expense in future periods is expected to decrease significantly as a result of the conversions and redemptions described above.

     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three and nine month periods ended September 30, 2007 and 2006 primarily results from taxes on income of foreign subsidiaries.
     In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.
     Liquidity and Capital Resources
     As of September 30, 2007, the Company had cash and cash equivalents of $27.8 million, and no borrowings under the revolver portion of its senior credit facility. During the first half of 2007, the Company paid-off its $25 million term loan and as of September 30, 2007, the revolver had approximately $13.3 million of borrowing availability. In October 2007, the Company completed the redemption of all of the securities issued in its 2006 financial restructuring — See “2007 Conversions, Loan Repayments, Redemptions and New Credit Facility” above.
     Net cash provided by operating activities for the nine months ended September 30, 2007 was $6.9 million. This primarily resulted from positive cash flow from operations before the impact of changes in working capital. Note that operating income for the nine months ended September 30, 2007 excluding non-cash charges (stock-based compensation, depreciation and amortization) totaled $28.1 million. The use of approximately $13.9 million of those funds corresponds to the reduction of current liabilities accrued in 2006. The Company also used excess cash flow funds as defined in their credit facility to pay down the term loan by $9.6 million in March of 2007.
     After transaction costs and settlement of certain inter-company balances, the Company realized approximately $21.1 million from the sale of Meridian of which $15.4 million was used to repay the remaining term loan balance. The Company’s discontinued operations used approximately $2.2 million of funds during the first nine months of 2007, virtually all of which related to Meridian. The Company expects that net cash provided by (used in) discontinued operations in future periods to be minimal except for the non-contingent receivable of EUR 1.5 million from the Meridian sale due in December 2007 and possibly the contingent Meridian payments due in 2008 and 2009.
     The Company invested approximately $2.2 million in capital expenditures during the first nine months of 2007, a significant portion of which related to the Company’s Medicare recovery audit services.
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $7.1 million which was primarily the result of the Company’s net loss being offset by non-cash charges for stock-based compensation, depreciation and amortization, and the non-cash charge related to the 2006 financial restructuring. Net cash used in investing activities for the first nine months of 2006 consisted of capital expenditures of $0.8 million. The $0.8 of million net cash used in financing activities during the nine months ended September 30, 2006 related to the 2006 financial restructuring described above.
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

     Off Balance Sheet Arrangements
     As of September 30, 2007, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
      Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At September 30, 2007, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $3.6 million, respectively, related to these obligations.
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

Forward Looking Statements
     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (5) expectations regarding future accounts payable services revenue trends, (6) the anticipated impact of Medicare recovery audit services on the Company’s business, (7) the Company’s plans regarding the refinancing of its outstanding indebtedness, and (8) statements regarding the impact of potential regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the Company’s other filings with the Securities and Exchange Commission.
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
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. In September 2007, the Company entered into an amended and restated credit facility which included a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The interest rate on outstanding revolving credit loans is based on a floating rate equal to the reserve adjusted London inter-bank offered rate, (“LIBOR”), plus 2.0% (or, at our option, a published prime lending rate). At September 30, 2007, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the $45 million term loan accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.5 million change in annual pre-tax income.
     Derivative Instruments. As a multi-national company, the Company faces risks related to foreign currency fluctuations on its foreign-denominated cash flows, net earnings, new investments and large foreign currency denominated transactions. The Company uses derivative financial instruments from time to time to manage foreign currency risks. The use of financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. The Company did not have any derivative financial instruments outstanding as of September 30, 2007.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to stock-based compensation expense. Based on the number of liability-classified awards outstanding following the October 2007 conversions of senior convertible notes and Series A preferred stock into common stock, a hypothetical $1.00 change in the market value of the Company’s common stock would result in $0.9 million change in pre-tax income.

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
     Management believes that during the quarter ended September 30, 2007 the Company made progress in remediating the deficiencies reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Those reported deficiencies related to ineffective internal controls over revenue recognition and company level controls. Management will continue its remediation efforts and its evaluation of the effectiveness of its internal controls during the remainder of 2007. Other than as described above, there were no changes in internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.
Item 1A. Risk Factors
     Except as set forth below, there have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2006 and its Form 10-Q for the quarter ended June 30, 2007.
Recovery auditing of Medicare spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenues from this business.
     As contrasted with recovery auditing for our other retail/wholesale and commercial clients, recovery auditing of Medicare spending is a legislatively mandated program subject, among other things, to the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the Centers for Medicare and Medicaid Services (“CMS”) recovery audit program. These efforts and political pressures are expected to be ongoing throughout the life of the CMS recovery audit program and have recently resulted in a number of developments that may have a significant impact on our opportunities associated with the program to audit Medicare spending. In October 2007, a temporary “pause” was initiated in our review of certain payments made to rehabilitation hospitals. Further, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s recovery audit program and calling for an assessment of the program by the U.S. Government Accountability Office. Management is unable to fully assess the prospects for the success of the newly proposed legislation. However, as previously noted, the efforts by healthcare providers and provider associations to limit or end the program are expected to be ongoing. If CMS’s recovery audit program is further limited or altogether terminated, it could have a material adverse effect on our future revenues, operating results and financial condition.
Our ability to significantly grow our Medicare recovery audit services is largely dependent on the viability and continued success of, and our participation in, the planned expansion of recovery auditing of Medicare spending to all 50 states.
     Given the expected continuation of the long term trend of declining revenues from our core accounts payable recovery audit business, stabilization and growth of our revenues and improvement of our profitability are largely dependent on our ability to grow our new services lines, including our Medicare recovery audit services. We have expended substantial resources, beginning in 2005, in preparing for and performing the audit of Medicare spending under the California demonstration project, including capital expenditures and employee compensation costs related to this opportunity, under which we were awarded a contract in 2005.
     In late 2006, legislation was enacted that mandated that recovery audit of Medicare be extended beyond the original March 2008 termination date and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. While it is difficult to assess the impact of this legislation, management believes it provides additional opportunities to expand the Company’s Medicare recovery audit services, and the Company is working to strengthen its capabilities for auditing Medicare spending in preparation for these opportunities, including additional capital expenditures and costs for the remainder of 2007 and the foreseeable future; however, the expansion of the Company’s Medicare recovery audit services is subject to numerous risks and variables, including the timing and the scope of the rollout of the national expansion by CMS and changes in the political, legislative and regulatory environment. For example, on November 7, 2007, CMS significantly modified the request for proposal (“RFP”) issued in connection with the national rollout. The RFP was revised to, among other things, introduce a provision which limits the scope of the Medicare payments to be reviewed by participating recovery audit contractors to those made on or after October 1, 2007. We can provide no assurance that the national expansion of recovery auditing of Medicare spending will occur in any given manner or timeframe, including the manner and timeframes set forth in the legislation enacted in 2006 or that we will be afforded any new opportunities that result from any such expansion. If we are unsuccessful in obtaining an award of a portion of this new opportunity arising from the national rollout of Medicare recovery auditing, if the planned rollout is modified further by CMS or altogether terminated, or if our Medicare recovery audit services are not expanded as currently expected, it could have a material adverse effect on the future prospects for our business and our future financial condition and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s senior credit facility entered into on March 17, 2006 and amended on September 17, 2007 prohibits the payment of any cash dividends on the Company’s capital stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     On November 12, 2007, Eugene I. Davis resigned from the Board of Directors of PRG-Schultz International, Inc. (the “Company”). In recognition of Mr. Davis’ service, contributions and accomplishments as a director of the Company, the Company accelerated the vesting of Mr. Davis’ options to purchase 17,391 and 29,000 shares of common stock granted on September 12, 2007 and September 21, 2006, respectively. The options are now fully exercisable and will remain exercisable through November 12, 2010 in accordance with the terms of the option agreements. In addition, the Company agreed to pay Mr. Davis a lump sum cash payment of $129,167.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and restated through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002.

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (Incorporated by Reference to Exhibit 4.9 to the Registrant’s Report on Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Rights Protection Agreement, dated September 17, 2007, by and between PRG-Schultz International, Inc. and the Rights Agent (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the registrant’s Form 8-K filed on March 23, 2006).

Exhibit
Number	Description

4.4.1	Supplemental Indenture, dated September 4, 2007, to the 10% Senior Convertible Notes Indenture, dated March 17, 2006, between PRG-Schultz International, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed on September 5, 2007).

4.5	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture, dated September 4, 2007, to the 11% Senior Notes Indenture, dated March 17, 2006, between PRG-Schultz International, Inc. and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 5, 2007).

10.1	Amended and Restated Standstill Agreement, dated as of July 16, 2007, by and among PRG-Schultz International, Inc., Blum Capital Partners, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on July 16, 2007).

10.2	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 18, 2007).

10.3	Amended and Restated Financing Agreement dated September 17, 2007 (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed on September 21, 2007).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2007.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
November 13, 2007	By:	/s/ James B. McCurry
James B. McCurry
President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 13, 2007	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)