Form 10-K
period 2007-12-31
PRG SCHULTZ INTERNATIONAL INC
filed 2008-03-12
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Small reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
     The aggregate market value, as of June 30, 2007, of common shares of the registrant held by non-affiliates of the registrant was approximately $111.9 million, based upon the last sales price reported that date on The Nasdaq Global Market of $15.90 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
     Common shares of the registrant outstanding as of February 29, 2008 were 21,523,637 including shares held by affiliates.
Documents Incorporated by Reference
     Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2008 Annual Meeting of Shareholders.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-K
December 31, 2007

PART I
ITEM 1. Business
     The following discussion includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are at times identified by words such as “plans,” “intends,” “expects,” or “anticipates” and words of similar effect and include statements regarding the Company’s financial and operating plans and goals. These forward-looking statements include any statements that cannot be assessed until the occurrence of a future event or events. Actual results may differ materially from those expressed in any forward-looking statements due to a variety of factors, including but not limited to those discussed herein and below under Item 1A “Risk Factors.”
     PRG-Schultz International, Inc. and its subsidiaries (collectively, the “Company”), a United States of America based company, incorporated in the State of Georgia in 1996, is the leading worldwide provider of recovery audit services principally to large businesses and government agencies having numerous payment transactions. These businesses and agencies include:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers/wholesalers such as automobile and aerospace manufacturers, financial services firms and pharmaceutical companies;

•	federal and state government agencies such as the Centers for Medicare and Medicaid Services (“CMS”).
     In businesses and agencies with large transaction volumes and continuously fluctuating prices or complex rate structures, some small percentage of erroneous overpayments to vendors or providers is inevitable. Although the vast majority of these payment transactions are processed correctly, errors occur in a small percentage of transactions. In the aggregate, these transaction errors can represent significant amounts of cash flow for the Company’s clients. The Company’s trained, experienced industry specialists use sophisticated proprietary technology and advanced recovery techniques and methodologies to identify overpayments on behalf of clients.
     Under virtually all of its client contracts, the Company receives a contractual percentage of overpayments and other savings it identifies and its clients recover or realize. In other instances, the Company derives some of its revenues on a “fee-for-service” basis where the fee is a flat fee, a fee per hour, or a fee per unit of usage.
     The Company currently provides services to clients in over 30 countries. For financial reporting purposes, prior to the second quarter of 2007, the Company had two reportable operating segments, Accounts Payable Services and Meridian. On May 30, 2007, the Company sold Meridian and therefore operating results for all periods presented have been reclassified to report Meridian as discontinued operations. Beginning with the fourth quarter of 2007, the Company segregated Accounts Payable Services into two reportable operating segments – Domestic and International. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for operating segment disclosures.
The Recovery Audit Industry
     Businesses and government agencies with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures find it difficult to process every payment correctly. Although the vast majority of payment transactions are processed correctly, errors occur in a small percentage of transactions. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments. In the aggregate, these transaction errors can represent significant amounts of cash flow for the Company’s clients. The errors are caused by factors such as communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems.
     Although some organizations (including some large retailers) maintain internal recovery audit departments to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms, like the Company, are often retained as well due to their specialized knowledge and focused technologies. In the U.S., Canada, the United Kingdom and France large retailers routinely engage independent recovery audit firms as standard business practice. In other countries, large retailers and many other types of businesses are also engaging independent recovery audit firms.
     The domestic and international recovery audit industry for accounts payable services is comprised of the Company, one smaller but substantial competitor, and numerous other smaller competitors. Most of the smaller recovery audit firms do not possess multi-country service capabilities and lack the centralized resources or broad client base to support the technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are generally less equipped to audit large, data intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources, and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that compared to most other firms providing accounts payable recovery audit services it has competitive advantages based on its national and international presence, well-trained and experienced professionals, and advanced technology.
     As businesses have evolved, the Company and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors significantly impacting the recovery audit industry:
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
Consolidation in the Retail Industry. Retailer consolidation continues in both the U.S. and internationally. As retailers grow larger, vendors become more reliant on a smaller number of customers and, as a result, the balance of power favors retailers rather than vendors. This dynamic creates an environment that allows retailers to assert valid claims more easily.
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
The PRG-Schultz Solution
     The Company provides its domestic and international clients with comprehensive recovery audit services by using sophisticated proprietary technology, utilizing advanced auditing techniques and methodologies, and by employing highly trained, experienced industry specialists. As a result, the Company believes it is able to identify significantly more payment errors than its clients are able to identify through their internal audit capabilities and more payment errors than many of its competitors are able to identify.
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
     The Company’s auditors are highly skilled professionals. Many have joined the Company from finance-related management positions in the industries the Company serves. To support its clients, the Company provides its auditors and audit teams with data processing services, software and software support, sales and marketing assistance, and training and administrative services.
The PRG-Schultz Strategy
     The Company’s objective is to build on its position as the leading worldwide provider of recovery audit services. In furtherance of this objective, the Company is pursuing a three-part strategy as more particularly described below.
     Optimize the Core Accounts Payable Recovery Audit Business.
     Globally, the Company has reduced the number of management layers and is focusing a greater portion of its key resources on its existing client base, especially larger clients. Over the last two years, the Company has exited hundreds of clients that, in aggregate, lost money at the audit level. Also, the Company believes that its best opportunities for international growth are related to major multi-national clients and that it is the only recovery audit firm with the capability to serve these clients in multiple geographies.
     Efficiency in the core accounts payable recovery audit business is being enhanced by the processing of certain claim types and certain client audits at the Company’s Shared Service Centers and its Regional Audit Centers. The Company continues to enhance its proprietary software tools and algorithms that enable its auditors to identify trends, exceptions and claims quickly and efficiently and use the best auditing practices to increase recoveries. The Company also is working to maximize the value it delivers to its existing clients by identifying and auditing new categories of potential errors.
     Develop New Services
     The second component of the Company’s three-part strategy involves the Company’s emphasis on using its technology, professional experience and expertise to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. Examples include such services as evaluating transaction accuracy and compliance, managing trade and vendor promotional programs, measuring purchasing effectiveness, merger and acquisition due diligence analysis, and monitoring processing efficiency in the procure-to-pay value chain.
     Pioneer Recovery Auditing into New Territories
     The Company believes there are significant untapped opportunities for recovery auditing to be successfully applied beyond the more traditional retail/wholesale industry, commercial and government agency applications where the Company has been historically engaged. One of the best examples of the Company’s pursuit of such an opportunity is its Medicare recovery auditing. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare.” This aspect of the Company’s three-part strategy involves the Company’s efforts to maximize its opportunities associated with Medicare recovery auditing. In addition, the Company will continue to identify and pursue other non-traditional applications of the Company’s recovery audit technologies, best practices, skills and experience.
PRG-Schultz Services
Accounts Payable Services
     Through the use of proprietary technology, audit techniques and methodologies, the Company’s trained and skilled auditors examine procurement records on a post-payment basis to identify overpayments, including those resulting from situations such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments.
     The Company has three main client types: retailers/wholesalers, business enterprises other than retailers/wholesalers (called “commercial” clients within the recovery audit industry) and government agencies. Each type is typically served with a different service delivery model, as more particularly described below.
     Retail/Wholesale
     Contract compliance audit services provided to retail/wholesale clients currently account for the substantial majority of the Company’s revenues. These audit services typically recur annually, but after the Company’s relationship with a given client matures, the dollar volume of client overpayments recovered often begins to decline from year to year. Contract compliance audit services for retailers are the most comprehensive of the Company’s Accounts Payable Services, focusing on numerous recovery categories related to both procurement and payment activities. These audits typically entail comprehensive and customized data acquisition from the client with the aim of capturing individual line-item transaction detail. Contract compliance audits for larger clients often require year-round on-site work by multi-auditor teams.
     Many large retailers have internal recovery audit departments that audit payment data for errors before the data is released for audit by external recovery audit firms. Process and software improvements made by these internal recovery audit departments over time have increased their recoveries, thus reducing the number of compliance errors to be discovered by the external recovery audit firms. This trend is likely to continue, and the Company’s revenues from its core retail/wholesale accounts payable recovery audit business are likely to continue to decline.
     Commercial
     The service model for commercial clients is generally different from that for retailers. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. Because accounts payable software increasingly used by many large companies significantly reduces the number of disbursement errors, the Company’s revenues from commercial audits have declined significantly in recent years and are expected to continue to do so. As a result, the Company has recently placed more focus on services to its larger retail/wholesale clients.
     Government Agencies
     The majority of the Company’s government agency services relate to the audit of the State of California Medicare spending in connection with the CMS recovery audit demonstration project. The principal activities involve the identification of overpayments and underpayments made to healthcare providers under the Medicare program. The Company identifies such improper payments by using various methods, including proprietary methods which are comparable to the Company’s proprietary techniques developed through many years of performing other types of recovery audits involving massive volumes of transaction data. The Medicare recovery audit demonstration project is ending in March 2008 and, therefore, sustained revenues from Medicare auditing will be dependent on the national rollout of the program by CMS and the Company’s participation in the legislatively mandated national rollout. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Medicare.”
     New Services
     The Company intends to increase its emphasis on using its technology, professional experience and expertise to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. Examples include such services as evaluating transaction accuracy and compliance, managing trade and vendor promotional programs, measuring purchasing effectiveness, merger and acquisition due diligence analysis, and monitoring processing efficiency in the procure-to-pay value chain.
Client Contracts
     The Company typically provides services to its clients under terms of a contract. The Company’s compensation under these contracts is in most all cases set as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In many cases client-specific procedural guidelines must be satisfied by the Company before claims are submitted for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service.
Technology
     The Company uses advanced, proprietary information systems and processes and a large-scale technology infrastructure to conduct its audits of clients’ accounts payable transactions. Because of the ever increasing volume and complexity of the transactions of its clients, the Company believes that its proprietary technology and processes serve as important competitive advantages over both its principal competitors and its clients’ in-house internal recovery audit functions. To sustain these competitive advantages, the Company continually invests in technology initiatives for the purpose of sustaining and improving its advantages in delivering innovative solutions that improve both the effectiveness and efficiency of the Company’s services.
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
     Once errors are validated, the information is presented to clients for approval and submission to vendors as a “claim.” The Company offers an Internet-based claim presentation and collaboration tool, which leverages its proprietary imaging technology to help the client view, approve and submit claims to vendors.
     The Company has implemented and manages several distinct technical and procedural controls to ensure the confidentiality and security of client data and other information. The data security program encompasses compliance with applicable regulatory requirements within a framework based on International Standards Organization publications and industry best practices.
Auditor Hiring, Training and Compensation
     Many of the Company’s auditors and specialists formerly held finance-related management positions in the industries the Company serves. Training provided in the field by the Company’s experienced auditors enables newly hired auditors to develop and refine their auditing skills and improve productivity. Additionally, the Company provides training for auditors utilizing both classroom training and training via self-paced media such as specialized computer-based training modules. Training programs are periodically upgraded based on feedback from auditors and changing industry protocols. Many of the Company’s auditors and specialists participate in one of the Company’s incentive compensation plans that link compensation of the auditor or specialist to audit performance.
Clients
     The Company provides its services principally to large businesses and mid-sized businesses and government agencies having numerous payment transactions. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 32.6%, 27.3% and 25.9% of its revenues from continuing operations for the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2007, 2006 and 2005.
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
     The Company owns or has rights to various copyrights, trademarks and trade names used in the Company’s business. The Company’s trademarks and trade names include, but are not limited to PRG-Schultz®, ImDex®, AuditPro™, SureF!nd™ , Direct F!nd™ and claimDex™.

Competition
     The Company has numerous existing accounts payable audit competitors, all but one of which are believed to be substantially smaller than the Company. The Company believes that only one of its competitors, also smaller than the Company, offers a full suite of international recovery audit services. Barriers to effective entry and longevity as a viable accounts payable auditor are believed to vary depending upon whether the service provided involves contract compliance auditing or whether it is limited to auditing of disbursements for duplicate payments and statement errors. For contract compliance auditing such as that done for large retailers, the Company believes that barriers to entry are significant as a result of numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.
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
Client Internal Recovery Audit Departments. A number of large retailers (particularly those in the discount, grocery and drug sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external recovery audit firms. Regardless of the level of recoveries made by internal recovery audit departments, the Company has observed that virtually all large retail clients retain at least one (primary), and sometimes two (primary and secondary), external recovery audit firms to capture errors not identified by their internal recovery audit departments.
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
Regulation
     Various aspects of the Company’s business, including, without limitation, its data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in both the United States and internationally. These regulations include extensive data privacy and security requirements such as, in the U.S., the Health Insurance Portability and Accountability Act of 1996, with respect to the Company’s Medicare recovery audit work, and, internationally, the European Data Protection Directive, as such Directive has been implemented by various members of the European Union in which the Company operates. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, or in certain circumstances, criminal penalties.
Employees
     As of January 31, 2008, the Company had approximately 1,313 employees, of whom approximately 710 were located in the U.S. The majority of the Company’s employees are involved in the audit function. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.
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
          We reported a net loss from continuing operations of $7.1 million for the year ended December 31, 2007 and net losses of $21.1 million, $207.7 million, $71.5 million, and $160.8 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. There is no guarantee that our ongoing cost reduction efforts or attempts to increase our revenues will be successful. If we are not able to increase revenues and/or further reduce costs, we may not be able to operate profitability in the future or generate sufficient cash to fund our operations and pay our indebtedness.
We believe that our core accounts payable recovery audit business will continue to decline. Therefore, we must continue to diligently manage our costs and successfully grow other business lines in order to stabilize and increase our revenues and improve our profitability.
          As our clients improve their systems and processes, fewer transactional errors occur. In addition, many of our clients have internal staffs that audit the same transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify more overpayments themselves and reduce our audit recovery opportunities. Based on these and other factors, we currently believe that our core accounts payable recovery audit business will continue to experience revenue declines over the long-term. In order to stabilize and increase our revenues and return to profitability, we must continue our cost reduction efforts (which include emphasizing larger accounts that provide a greater return on the resources required for the account) and grow our other lines of business, such as our Medicare audit work. These other lines of business are still in the early stages of development, and there can be no guarantee that they will ultimately succeed.
We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.
          We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2007, 2006 and 2005, our five largest clients accounted for approximately 32.6%, 27.3% and 25.9% of our revenues from continuing operations, respectively. If we lose any of our major clients, our results of operations could be materially and adversely affected by the loss of revenue unless we acquire new business to replace such clients.
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
          Our objective is to build on our position as the leading worldwide provider of recovery audit services. Our strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain our dedicated focus on clients and rekindle our growth. We have implemented a number of strategic business initiatives that are designed to stabilize revenues and further manage costs. These initiatives are ongoing and the results of the strategy and implementation will not be known until some time in the future. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to implement our strategy successfully, our results of operations and cash flows could be adversely affected. In addition, successful implementation of our strategy may require material increases in costs and expenses.
We have incurred significant costs in establishing the necessary resources to provide services for Medicare audit recovery work and our future Medicare audit revenues will largely depend on our participation in the proposed national expansion of the Medicare recovery program.
          As part of a pilot program to use recovery auditing to recover overpayments on behalf of taxpayers, the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded us a three-year contract, effective March 28, 2005, to provide recovery audit services in connection with the State of California’s Medicare spending. We have expended substantial resources in connection with preparing for and performing the CMS audit services. While our participation under the demonstration project has made an important contribution to our revenues, the demonstration project contract expires on March 27, 2008 and we continue to incur significant costs in anticipation of our possible participation in the national expansion of the Medicare recovery audit program by CMS. Future revenues from Medicare recovery auditing will be largely dependent on our participation in the national expansion of the recovery audit program and the terms of any new contracts governing the services that we provide as a part of any such participation. In addition, as a result of the complex regulations governing Medicare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations, and the complexity of Medicare data, systems and processes, generally, it is more difficult and takes longer to achieve recoveries than in other areas of our business.
Recovery auditing of Medicare spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenues from this business.
          As contrasted with recovery auditing for our other retail/wholesale and commercial clients, recovery auditing of Medicare spending is a legislatively mandated program subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the CMS recovery audit program. These efforts and political pressures are expected to be ongoing throughout the life of the CMS recovery audit program and during 2007 resulted in a number of significant developments relating to the Medicare recovery audit program. In October 2007, a temporary “pause” was initiated in our review under the recovery audit demonstration project of certain payments made to rehabilitation hospitals. Further, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s recovery audit program and calling for an assessment of the program by the U.S. Government Accountability Office. Management is unable to fully assess the prospects for the success of the newly proposed legislation. However, as previously noted, the efforts by healthcare providers and provider associations to limit or end the program are expected to be ongoing. If CMS’s recovery audit program, including the planned national expansion of the program, is significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenues, operating results and financial condition could be materially adversely impacted.

Our ability to significantly grow our Medicare recovery audit services is largely dependent on the viability and continued success of, and our participation in, the planned expansion of recovery auditing of Medicare spending to all 50 states.
          Given the expected continuation of the long-term trend of declining revenues from our core accounts payable recovery audit business, stabilization and growth of our revenues and improvement of our profitability are largely dependent on our ability to grow our new services lines, including our Medicare recovery audit services. We have expended substantial resources, beginning in 2005, in preparing for and performing the audit of Medicare spending under the California demonstration project, including capital expenditures and employee compensation costs related to this opportunity, for which we were awarded a contract in 2005. The demonstration project ends March 27, 2008.
          In late 2006, legislation was enacted that mandated that recovery audit of Medicare be extended beyond the March 2008 end of the demonstration project and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. Due to the uncertainties inherent in the Medicare recovery audit program, it is difficult to assess the overall impact of the proposed national rollout of recovery auditing of Medicare spending on the Company’s business. Nevertheless, management believes that should it participate in the national rollout of Medicare auditing, the Company will have the opportunity to expand its Medicare audit recovery business. However, the expansion of the Company’s Medicare recovery audit services is subject to numerous risks and variables, including the timing, terms and rollout schedule of the national expansion by CMS and changes in the political, legislative and regulatory environment. For example, on November 7, 2007, CMS significantly modified the request for proposal (“RFP”) issued in connection with the national rollout. The RFP was revised to, among other things, introduce provisions which limit the scope of the Medicare payments to be reviewed by participating recovery audit contractors to those made on or after October 1, 2007. The RFP also contains other terms that are significantly different from the terms applicable to the Medicare recovery audit demonstration project, including a provision which requires participating recovery audit contractors to repay to CMS the contingency fee associated with any claim that is subsequently overturned at any level of appeal. We can provide no assurance that the national expansion of recovery auditing of Medicare spending will occur in any given manner or timeframe, including the manner and timeframes set forth in the legislation enacted in 2006 or that we will participate in any such expansion. If we do not participate in the national rollout of Medicare recovery auditing, if the planned rollout is modified further by CMS, significantly delayed or altogether terminated, or if our Medicare recovery audit services are not expanded, it could have a material adverse impact on our future financial condition and operating results.
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

          In addition, it is especially challenging to attract and retain highly qualified skilled auditors and other professionals in an industry where competition for skilled personnel is intense. Accordingly, our future performance also depends, in part, on the ability of our management team to work together effectively, manage our workforce, and retain highly qualified personnel.
We rely on international operations for a significant portion of our revenues.
          Approximately 38.3% of our revenues from continuing operations were generated from international operations in 2007. International operations are subject to numerous risks, including:
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
The market for providing disbursement audit services to commercial clients is declining.
          The service model for commercial clients is generally different from that for retailers. The substantial majority of our domestic commercial Accounts Payable Services clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client often audited in pre-arranged annual sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. Because accounts payable software increasingly used by many large companies significantly reduces the number of disbursement errors, our revenues from commercial audits have declined in recent years and are expected to continue to do so.
          Similar to the decline in our core accounts payable recovery audit business, we will need to continue to successfully implement our cost savings efforts and grow our other lines of business in order to stabilize and increase our revenues to replace declining revenues from this business.
Our accounts payable recovery audit services business is subject to price pressure.
          The accounts payable recovery audit business is highly competitive, with numerous other recovery audit firms and other providers of recovery audit services, and with many clients having developed their own internal audit capabilities. As a result of competition among the providers of recovery audit services and the availability of certain audit services from clients’ internal audit departments, our accounts payable recovery audit services business is subject to intense price pressure. Such price pressure could cause our profit margins to decline and have a material adverse effect on our business, financial condition, and results of operations.

Generally our client contracts contain provisions under which the client may terminate the agreement prior to the completion of the agreement.
          Many of our client contracts contain provisions that would permit the client to terminate the contract without cause prior to the completion of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide services for our clients through the entire terms of their respective agreements. If clients representing a significant portion of our revenues terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenues and earnings from such contracts and this would have a material adverse effect on our operations and financial results. In addition, client contract terminations could also harm our reputation within the industry which could negatively impact our ability to obtain new clients.
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
The ownership change that occurred as a result of our 2006 exchange offer limits our ability to use our net operating losses.
          We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $33.8 million of U.S. federal net loss carry-forwards available to the Company, $24.7 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. We believe that such limitations and the loss of these carry-forwards may significantly increase our projected future tax liability.
Certain of our tax positions may be subject to challenge by the Internal Revenue Service and other tax authorities, and if successful, these challenges could increase our future tax liabilities and expense.
          For U.S. federal income tax purposes, as well as local country tax purposes in the jurisdictions where we operate, from time to time we take positions under provisions of applicable tax law that are subject to varying interpretations. Certain of our tax positions may be subject to challenge by the applicable taxing authorities, including, in the U.S., the Internal Revenue Service. If our tax positions are successfully challenged, our future tax liabilities and expense could significantly increase.
          For example, we have taken the position that we are entitled to interest deductions in respect of our previously outstanding senior convertible notes that were issued in our 2006 exchange offer. For U.S. federal income tax purposes, no deduction is allowed for interest paid or accrued with respect to convertible debt if it is substantially certain that the holders will voluntarily convert the debt into equity. The proper application of this provision in the case of our senior convertible notes is subject to varying interpretations, depending in part on the facts and circumstances existing on the exchange date, and there is no assurance that the Internal Revenue Service would not take the position that the interest expense is not deductible.
          In addition, we have claimed certain tax deductions in the United Kingdom relating to the amortization and impairment of goodwill. However, applicable tax law in the United Kingdom providing for these deductions is subject to varying interpretations. The tax deductions claimed by us are reflected in our deferred tax asset related to foreign net operating losses. The deferred tax asset represented by these deductions is offset by a corresponding valuation allowance.
          While we believe that our tax positions are proper based on applicable law and we believe that it is more likely than not that we will prevail with respect to any challenges to these positions, we can make no assurances that we would prevail if our positions are challenged. If our tax positions are successfully challenged by the U.S. or non-U.S. taxing authorities, it could increase our future tax liabilities and expense and have a material adverse impact on our financial position, results of operations and cash flows.
Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.
          During the fourth quarter of 2005, we recorded a goodwill impairment charge of $166.0 million and an impairment charge of $4.4 million relating to our intangible trade name value. Adverse future changes in the business environment or in our ability to perform audits successfully and compete effectively in our market or the discontinuation of our use of certain of our intangible or other long-lived assets could result in additional impairment which could materially adversely impact future earnings. As of December 31, 2007, the Company’s goodwill and other intangible assets totaled $25.8 million. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-term assets are impaired. Future annual impairment testing under SFAS No. 142 could result in a determination that our goodwill or other intangible assets have been further impaired, and future annual impairment testing under SFAS No. 144 could result in a determination that our other long-lived assets have been impaired. Any future impairment of goodwill, other intangible assets or long-lived assets would reduce future earnings.
We may not be able to continue to compete successfully with other businesses offering recovery audit services, including the internal recovery audit departments of our clients.
          The recovery audit industry is highly competitive. Our principal competitors for accounts payable recovery audit services tend to be privately owned. As a result, information available about our competitors is limited. For example, we do not have access to their financial statements, so we cannot be certain as to whether we can continue to compete successfully with our competitors. In recent years, revenues from our core accounts payable recovery audit business have declined, and are expected to continue to decline, due in part to our clients’ continuing development of their own internal recovery audit capabilities. In addition, the trend toward more effective internal recovery audit departments diminishes claims available for us to identify in our recovery audits and is likely to continue to negatively impact our future revenues.
Our articles of incorporation, bylaws, shareholder rights plan and Georgia law may inhibit a change of control that shareholders may favor.
          Our articles of incorporation, bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition not approved by our Board of Directors. This could occur even if our shareholders receive attractive offers for their shares or if a substantial number, or even a majority, of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:
•	a classified Board of Directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders; and

•	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community, in making decisions.
          Our articles of incorporation also permit the Board of Directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders. In addition, we have in place a “poison pill” shareholders’ rights plan that could trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party that are not approved by the Board of Directors. These provisions also could discourage bids for our shares of common stock at a premium and have a material adverse effect on the market price of our common stock.

The terms of our credit facility place restrictions on us, which create risks of default and reduce our flexibility.
          Our current credit facility contains a number of affirmative, negative, and financial covenants, which limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our secured credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.
          Our ability to make payments due on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreements may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could materially adversely affect our business, results of operations and financial condition.
Our stock price has been and may continue to be volatile.
          Our common stock is currently traded on The Nasdaq Global Market System. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2007, our stock traded as high as $20.14 per share and as low as $7.90 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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

ITEM 1B. Unresolved Staff Comments
     None
ITEM 2. Properties
     The Company’s principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. The Company leases this space under an agreement expiring on December 31, 2014. The Company has subleased approximately 58,000 square feet of its principal executive office space to independent third parties. The Company’s various operating units lease numerous other parcels of operating space in the various countries in which the Company currently conducts its business.
     Excluding the lease for the Company’s principal executive offices, the majority of the Company’s real property leases are individually less than five years in duration. See Note 9 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter ended December 31, 2007, no matter was submitted to a vote of security holders of the Company.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Global Market (Nasdaq). All common share and per share data in this Form 10-K has been restated to give effect to the one-for-ten reverse stock split which became effective August 14, 2006. The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s secured credit facility specifically prohibit payment of cash dividends. As of February 29, 2008, there were 139 holders of record of the Company’s common stock and management believes there were in excess of 4,000 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2007 and 2006.

2007 Calendar Quarter	High	Low
1st Quarter	$16.87	$7.90
2nd Quarter	16.87	12.94
3rd Quarter	20.14	11.58
4th Quarter	17.29	8.11

2006 Calendar Quarter	High	Low
1st Quarter	$7.60	$3.90
2nd Quarter	7.20	2.70
3rd Quarter	6.38	2.03
4th Quarter	8.36	4.67
     The Company did not repurchase any of its outstanding common stock during 2007.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on the Company’s common stock (Nasdaq: PRGX), on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2002 and shows total return on investment for the period beginning December 31, 2002 through December 31, 2007, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PRG-Schultz International, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index
VALUE OF $100 INVESTED ON DECEMBER 31, 2002 AT:
Cumulative Total Return

	12/02	12/03	12/04	12/05	12/06	12/07

PRG-Schultz International, Inc.	100.00	55.06	56.52	6.85	8.99	9.63
NASDAQ Composite	100.00	149.34	161.86	166.64	186.18	205.48
RDG Technology Composite	100.00	150.41	153.60	158.73	174.21	201.07

ITEM 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2007. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by the Company’s Independent Registered Public Accounting Firms. The Consolidated Balance Sheets as of December 31, 2007 and 2006, and the related Consolidated Statements of Operations, Shareholders’ Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 2007 and the report of the Independent Registered Public Accounting Firms thereon are included in Item 8 of this Form 10-K.
     The Company’s Consolidated Financial Statements have been reclassified to reflect Meridian, Communications Services, Channel Revenue, Airline, and the Accounts Payable Services business units in Japan and South Africa business units as discontinued operations for all periods presented. All per share data has been restated to give effect to the one-for-ten reverse stock split which became effective August 14, 2006.
     The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$227,369	$225,898	$251,527	$309,234	$327,007
Cost of revenues	140,877	161,827	167,886	192,915	203,675

Gross margin	86,492	64,071	83,641	116,319	123,332
Selling, general and administrative expenses (1)	67,063	56,500	104,760	116,128	117,262
Impairment charges (2)	—	—	170,375	—	198,677
Operational restructuring expense	1,644	4,130	11,167	—	—

Operating income (loss)	17,785	3,441	(202,661)	191	(192,607)
Interest expense, net	(13,815)	(16,311)	(8,278)	(8,637)	(8,847)
Loss on debt extinguishment and financial restructuring	(9,397)	(10,047)	—	—	—

Loss from continuing operations before income taxes and discontinued operations	(5,427)	(22,917)	(210,939)	(8,446)	(201,454)
Income tax expense (benefit) (3)	1,658	1,165	63	74,897	(35,682)

Loss from continuing operations before discontinued operations	(7,085)	(24,082)	(211,002)	(83,343)	(165,772)
Discontinued operations:
Earnings (loss) from discontinued operations, net of income taxes	20,215	2,983	3,262	11,860	4,954

Net earnings (loss)	$13,130	$(21,099)	$(207,740)	$(71,483)	$(160,818)

Basic and diluted earnings (loss) per common share:
Loss from continuing operations before discontinued operations	$(0.62)	$(3.77)	$(34.03)	$(13.49)	$(26.84)
Discontinued operations	1.66	0.45	0.53	1.92	0.80

Net earnings (loss)	$1.04	$(3.32)	$(33.50)	$(11.57)	$(26.04)

	December 31,
	2007	2006	2005	2004	2003
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$42,364	$30,228	$8,361	$9,122	$26,658
Working capital	16,998	5,218	(9,123)	5,882	1,715
Total assets	122,438	178,667	162,062	358,593	429,257
Long-term debt, excluding current installments	38,078	136,922	140,401	123,286	122,395
Redeemable preferred stock	—	11,199	—	—	—
Total shareholders’ equity (deficit)	$2,349	$(104,483)	$(102,365)	$103,584	$173,130

(1)	The Company adopted the provisions of SFAS 123(R) in 2006 and recognized $21.0 million and $6.4 million of stock-based compensation charges during the years ended December 31, 2007 and 2006, respectively. See Note 1(m) and Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	During 2005 and 2003, the Company recognized impairment charges related to goodwill and intangible assets. See Note 1(h) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	During 2004, the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets. Lower than expected effective tax rates in 2007, 2006 and 2005 are primarily attributable to non-recognition of loss carry-forward benefits. See Note 1(j) and Note 10 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     Prior to the second quarter of 2007, the Company conducted its operations through two reportable operating segments, Accounts Payable Services and Meridian VAT Reclaim (“Meridian”). On May 30, 2007, the Company sold its Meridian business to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). Meridian’s operating results for all periods presented in the accompanying consolidated financial statements have been reclassified and are now reported in discontinued operations. Unless stated otherwise, the discussion which follows pertains solely to the Company’s continuing operations.
     Beginning with the fourth quarter of 2007, the Company segregated Accounts Payable Services into two reportable operating segments – Domestic and International. The Domestic and International Accounts Payable Services segments principally consist of services that entail the review of client accounts payable disbursements to identify and recover overpayments. These operating segments include accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies, including the Centers for Medicare and Medicaid Services (“CMS”). The Domestic and International Accounts Payable Services segments conduct business in North America, South America, Europe, Australia and Asia.
     The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) the nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee, or fee rate per hour, or per unit of usage for the rendering of that service.
     The Company derives some of its revenues on a “fee-for-service” basis where revenue is based upon a fixed fee, or fee per hour, or fee per unit of usage. The Company recognizes revenue for these types of services as they are provided and invoiced and when the revenue recognition criteria described above in clauses (a) through (d) have been satisfied.
     Medicare
     On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract was effective on March 28, 2005 and expires March 27, 2008. To fully address the range of payment recovery opportunities, the Company has sub-contracted with Concentra Preferred Systems, Inc., a business unit of Concentra Network Services, now Viant, Inc. (“Viant”), the nation’s largest provider of specialized cost containment services for the healthcare industry, to add Viant’s clinical experience to the Company’s expertise in recovery audit services.
     The CMS contract was awarded as part of a demonstration program by CMS to recover overpayments and underpayments through the use of recovery auditing. The Company began to incur capital expenditures and employee compensation costs related to this contract in 2005. Such capital expenditures and employee compensation costs continued to be incurred throughout 2006 and 2007 as the Company continued to build this business. During the second quarter of 2007, the Company’s CMS contract was amended to include recovery audit services for the State of Arizona’s Medicare spending. Revenues from the auditing of Medicare payments made in California made an important contribution to the Company’s overall revenues in the year ended December 31, 2007; however, for numerous reasons, including the end of the Medicare recovery audit demonstration project in March 2008, uncertainties relating to the national expansion of the Medicare recovery audit program, the Company’s limited ability to influence the timing of the processing of identified claims by third party claims processors and program limitations imposed by CMS, the Company’s revenues from its Medicare recovery audit efforts may end altogether or if continued, may vary significantly from period to period.

     In late 2006, legislation was enacted that mandated that recovery audit of Medicare be extended beyond the March 2008 end of the demonstration project and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On October 19, 2007, CMS issued a Request for Proposal (“RFP”), which included a deadline for response of no later than November 19, 2007, and a planned initial rollout beginning April 1, 2008. The RFP contains certain terms that are significantly different from the terms applicable to the Medicare recovery audit demonstration project. For instance, the RFP requires participating recovery audit contractors to repay to CMS the contingency fee associated with any claim that is subsequently overturned at any level of appeal. Due to the uncertainties inherent in the Medicare recovery audit program, it is difficult to assess the overall impact of the proposed national rollout of recovery auditing of Medicare spending on the Company’s business. Nevertheless, management believes that should it participate in the national rollout of Medicare auditing the Company will have the opportunity to expand its Medicare audit recovery business. However, the expansion of the Company’s Medicare recovery audit services is subject to numerous risks and variables, including the timing, terms and rollout schedule of the national expansion by CMS and changes in the political, legislative and regulatory environment. For example, on November 7, 2007, CMS significantly modified the RFP to, among other things, introduce provisions which limit the scope of the Medicare payments to be reviewed by participating recovery audit contractors to those made on or after October 1, 2007. The amendment also extended the deadline for response to the RFP. The Company submitted its proposal responding to the RFP on December 14, 2007, before the applicable deadline. To date, CMS has not selected its preferred recovery audit contractors for the four regions to be covered by new contracts and the most recent information made available by CMS indicates that it plans to announce its selections this spring. As a result, the originally scheduled April 1, 2008 beginning of the national rollout may be delayed.
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
     Despite the anticipated end to the Medicare recovery audit demonstration project on March 27, 2008 and the uncertainties inherent in the Medicare recovery audit program, generally, including those relating to the rollout of the program to all 50 states as mandated by Congress, management believes it has an opportunity to significantly expand its Medicare audit recovery business if it participates in the national rollout.
Financial Restructurings
     During the fall of 2007, the Company undertook a financial restructuring designed to de-leverage the Company’s balance sheet and provide it with more financial flexibility. The 2007 restructuring included amending and restating the Company’s credit facility and redeeming the Company’s 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. The Company’s credit facility was amended and restated to provide the Company with a $20 million revolving credit facility and a $45 million term loan, which was funded in October 2007. For details regarding the revised terms of the amended and restated credit facility, see “Liquidity and Capital Resources – Secured Credit Facility” below.
     As part of the redemption of its 11% senior notes and its 10% senior convertible notes, the Company solicited consents from the holders of its 11% senior notes and its 10% senior convertible notes to amend the indentures governing the notes to provide for simultaneous redemption of both series and to shorten the redemption period for the notes. The Company paid an aggregate of $0.2 million in consent fees and conversion fees to certain holders in connection with their prior agreements to consent to the amendment to the indenture governing the 11% senior notes and to convert, upon the call for redemption, the 10% senior convertible notes and 9% Series A convertible preferred stock held by such holders. As expected, over 99% of the outstanding 10% senior convertible notes and shares of 9% Series A convertible preferred stock were converted by the holders into shares of the Company’s common stock prior to the applicable redemption dates. As a result, only an aggregate of approximately $0.2 million in 10% senior convertible notes and 9% Series A convertible preferred stock were outstanding and redeemed by the Company. The full $51.5 million in principal amount of the 11% senior notes were redeemed by the Company. The Company was also required to pay a $1.0 million prepayment fee to the holders of the 11% senior notes in connection with the redemption. The Company used the term loan portion of its amended and restated credit facility to supplement the funding of the redemption of the 11% senior notes, the 10% senior convertible notes and the 9% Series A convertible preferred stock.
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
     Pursuant to the 2006 restructuring, the Company exchanged for $124.1 million of its existing convertible subordinated notes due November 2006 (and $1.8 million of accrued interest thereon) the following new securities: $51.5 million of new 11% senior notes, $59.6 million of new 10% senior convertible notes and new 9% Series A convertible preferred stock having an initial liquidation preference of $14.9 million. As discussed above, in connection with the 2007 restructuring, these securities have been converted or redeemed and are no longer outstanding. Concurrently with closing the exchange offer, the Company also refinanced its senior indebtedness.
     See “- Liquidity and Capital Resources – Financial Restructuring” for more details regarding the financial restructurings.
Operational Restructuring
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the operational restructuring plan and authorized implementation of the plan. The plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. At the time the operational restructuring plan was approved, annualized savings from the restructuring plan were expected to be approximately $42.2 million. Management believes that as of December 31, 2006, cost savings in excess of the original estimate had been achieved and the operational restructuring plan as originally contemplated and approved in 2005 has been completed. Most of the savings were realized in the area of selling, general and administrative expenses. See “- Operational Restructuring Expense” for more details regarding the operational restructuring.
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
     The Company’s significant accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. Accounting policies that involve the use of estimates that meet both of the following criteria are considered by management to be “critical” accounting policies. First, the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternate estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.
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
•	Revenue Recognition. The Company recognizes revenue on the accrual basis except with respect to certain International Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. The determination that each of the aforementioned criteria has been met, particularly the determination of the timing of economic benefit received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Unbilled Receivables & Refund Liabilities. Unbilled receivables are usually contractual and relate to claims for which our client has received economic value. Unbilled receivables arise when a portion of the Company’s fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, or a year after completion of the audit period), the unbilled receivable amount is invoiced. Notwithstanding the deferred due date, the Company and the client acknowledge that this unbilled receivable has been earned at the time of the original invoice, it just has a deferred due date.

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

Periodic changes in unbilled receivables and refund liabilities are recorded as adjustments to revenue.

•	Goodwill and Other Intangible Assets. During each of the fourth quarters of 2007 and 2006, the Company completed the required annual impairment testing of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). As a result of this testing, the Company concluded that there was no impairment of goodwill and other intangible assets.

During the fourth quarter of 2005, as part of its annual intangible asset impairment testing, valuation analyses of the Company’s goodwill balances as well as other intangible assets were performed. As a result of this process, the Company determined that non-cash, pre-tax intangible asset impairment charges totaling $170.4 million were required during the quarter and year-ended December 31, 2005, in accordance with U.S. generally accepted accounting principles. The Company’s Accounts Payable Services segment had experienced its third consecutive year of significant declines in revenues and gross profit. The continuing downward trend in this segment was the single most important factor leading to the necessity of the impairment charge. This trend is also what necessitated the initiation of the implementation of the Company’s operational restructuring plan in the third quarter of 2005.
During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with SFAS No. 142. Amortization expense in 2007 was increased by $0.5 million as a result of the change.

•	Income Taxes. The Company’s reported effective tax rates on loss from continuing operations before income taxes and discontinued operations approximated (30.6)%, (5.1)%, and (0.03)% for the years ended December 31, 2007, 2006 and 2005, respectively. The reflection of tax expense in spite of reported losses from continuing operations primarily results from taxes on foreign income and the non-recognition of tax benefits on operating loss carry-forwards through the use of a valuation allowance against deferred tax assets (discussed below).

The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements included in Item 8 of this Form 10-K is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the statement of operations. The Company establishes valuation allowances to reduce deferred tax assets to the amounts that it believes are more likely than not to be realized. These valuation allowances are adjusted in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in the Company’s consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns but has not yet been recognized as an expense in its consolidated financial statements.

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

For the years ended December 31, 2007 and 2006, management determined that based on all available evidence, a valuation allowance of $79.8 million and $79.2 million, respectively, were appropriate as of those dates, as compared to a valuation allowance in the amount of $139.3 million as of the year ended December 31, 2005. The significant reduction in the valuation allowance compared to 2005 was primarily attributable to the write-off in 2006 of a number of deferred tax assets as a result of an ownership change as defined in IRC Section 382, and the corresponding limitations imposed on certain tax attributes as a result of this ownership change. The impact of IRC Section 382 on the deferred tax assets of the Company is discussed in more detail in Note 10 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
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

•	Stock-Based Compensation. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, did not restate the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.

Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, under the intrinsic value method described in APB 25 and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB 25 guidance, no stock-based compensation expense was recognized for the year ended December 31, 2005 except for compensation amounts relating to grants of shares of nonvested stock.

The fair value of all time-vested options is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of market condition options (also known as path-dependent options) may be estimated as of their date of grant using more complex option valuation models such as binomial lattice and Monte Carlo simulations. The Company chose to use the Monte Carlo simulation method for its valuations of market condition options. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock on the date of the award. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. The Company has classified its share-based payments which are settled in Company common stock as equity-classified awards and its share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards are generally equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost.
During the years ended December 31, 2007, 2006 and 2005, stock-based compensation charges aggregated $21.0 million, $6.4 million and $0.4 million, respectively. Stock-based compensation is discussed in more detail in Note 1(m) and Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2007	2006	2005
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	62.0	71.7	66.8

Gross margin	38.0	28.3	33.2

Selling, general and administrative expenses	29.5	25.0	41.7
Impairment charges	—	—	67.7
Operational restructuring expenses	0.7	1.8	4.4

Operating income (loss)	7.8	1.5	(80.6)
Interest expense, net	6.1	7.2	3.3
Loss on debt extinguishment and financial restructuring	4.1	4.4	—

Loss from continuing operations before income taxes and discontinued operations	(2.4)	(10.1)	(83.9)
Income tax expense	0.7	0.5	0.0

Loss from continuing operations before discontinued operations	(3.1)	(10.6)	(83.9)
Discontinued operations
Earnings from discontinued operations and disposals, net of income taxes	8.9	1.3	1.3

Net earnings (loss)	5.8%	(9.3)%	(82.6)%

     Prior to the second quarter of 2007, the Company had two reportable operating segments, Accounts Payable Services and Meridian. Also, the Company included the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Meridian in a category referred to as corporate support.
     On May 30, 2007, the Company completed the sale of Meridian and, as a result, Meridian’s operating results for all periods presented have been reclassified and are reported in discontinued operations.
     Beginning with the fourth quarter of 2007, the Company segregated Accounts Payable Services into two reportable operating segments – Domestic and International. The Company continues to include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Domestic or International Accounts Payable Services in a category referred to as Corporate Support. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Domestic and International Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005
Domestic Accounts Payable Services revenues	$140.4	$140.4	$154.3
International Accounts Payable Services revenues	87.0	85.5	97.2

Total Accounts Payable Services revenues	$227.4	$225.9	$251.5

     Total Accounts Payable Services revenues for the year ended December 31, 2007 were $227.4 million compared to $225.9 million in 2006, an increase of $1.5 million, or less then 1%. The Company experienced a very slight decrease in its total Domestic Accounts Payable Service revenues in 2007 compared to 2006. The decline was primarily the result of the fact that an increase in revenues generated from the Medicare accounts payable recovery audits was insufficient to offset continued declines in the Company’s revenue from U.S. retail/wholesale clients. The decline in the retail/wholesale revenues was primarily attributable to fewer claims being processed as a result of improved client processes and the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services. Further, the Company’s retail/wholesale clients made fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These trends are expected to continue, and as a result, revenues from retail/wholesale clients in the Domestic Accounts Payable Services segment are likely to decline for the foreseeable future.
     Revenues in the International Accounts Payable business for 2007 were $87.0 million compared to $85.5 million in 2006, an increase of $1.5 million, or 1.8%. The international revenues were aided by a decline in the dollar relative to foreign currencies throughout the year, particularly in Europe and Canada. If adjusted for the change in exchange rates in Europe and Canada, International Accounts Payable revenues would have declined 5.4%.
     The declines in the Domestic retail/wholesale and International Accounts Payable Services revenues in 2006 versus 2005 are likewise attributable to the same factors discussed above.
     The Company intends to maximize the value it delivers to its existing clients by identifying and auditing new categories of potential errors. The Company also intends to increase its emphasis on using its technology and professional experience to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. These objectives are related to such things as transaction accuracy and compliance, managing trade and vendor promotional programs, purchasing effectiveness, M&A due diligence analysis, and processing efficiency in the procure-to-pay value chain.
     In addition, the Company will continue to focus on its business within the health care industry and in particular its Medicare recovery audit services. In 2005, CMS, the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract, expires March 27, 2008. The Company began generating revenue from the California Medicare audit in 2006 and revenue from Medicare auditing made an important contribution to the Company’s results in 2007. In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended to all fifty states by January 1, 2010. In October 2007, CMS issued a request for proposal (“RFP”) relating to the national rollout of the Medicare recovery audit program and the Company submitted its proposal on December 14, 2007. The RFP and the associated Statement of Work divide the country into four geographic regions. Based on the latest information provided by CMS, the Company expects CMS to announce this spring its selection of the four contractors who will be offered the opportunity to participate in the national rollout. Due to the uncertainties inherent in the Medicare recovery audit program, it is difficult to assess the overall impact of the proposed national rollout of recovery auditing of Medicare spending on the Company’s business. Nevertheless, management believes that should it participate in the national rollout of Medicare auditing, the Company will have the opportunity to expand its Medicare recovery audit business.
     Cost of Revenues (“COR”). COR consists principally of salary and commissions paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries, and compensation paid to various types of hourly workers and salaried operational managers. Also included in COR are other direct costs incurred by these personnel, including rental of non-headquarters offices, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR for the Company’s Domestic Accounts Payable Services operations are variable compensation-related costs that will increase or decrease with increases and decreases in revenues. The Company’s International Accounts Payable Services also have a portion of their COR, although less than Domestic Accounts Payable Services, that will vary with revenues. The lower variability is due to the predominant use of salaried auditor compensation plans in most foreign countries.
     Accounts Payable Services COR for the years ended December 31, 2007, 2006 and 2005 was as follows (in millions):

	2007	2006	2005
Domestic Accounts Payable Services COR	$75.4	$95.3	$99.8
International Accounts Payable Services COR	65.5	66.5	68.1

Total Accounts Payable Services COR	$140.9	$161.8	$167.9

     COR for Domestic Accounts Payable Services was $75.4 million, or 53.7%, of revenue for the year ended December 31, 2007. This amount includes $1.8 million of bonuses earned during the year. This compares to $95.3 million, or 67.9%, of revenue in 2006 which included $3.0 million of bonuses earned during the year, and $99.8 million, or 64.6%, of revenue in 2005. The dollar and percent of revenue improvement in Domestic Accounts Payable Services COR for 2007 compared to 2006 was primarily related to the execution of the Company’s key strategic initiatives. First, the strategy of focusing its efforts and resources on its largest clients continues to have a positive impact on their gross margin as a percent of revenue. The significant reduction in the Medicare claims processing backlog during the year also contributed to the improvement in the Company’s gross margin. In addition, in 2007 the Company continued to experience margin improvement from the headcount reduction that was announced in the fourth quarter of 2006. The Company also continues to incur certain fixed costs, such as rent and other occupancy type costs that are also a component of COR.
     COR for International Accounts Payable Services in 2007 was $65.5 million, or 75.1% of revenue. This amount includes $1.0 million of bonuses earned during the year. International Accounts Payable Services COR in 2006 was $66.5 million, or 77.8% of revenue. This amount included $1.1 million of bonuses earned during the year. This compares to $68.1 million, or 70.1% of revenue, in 2005. The dollar and percent to revenue improvement for the Company’s International Accounts Payable Services in 2007 compared to 2006 primarily resulted from the execution of the strategic initiatives of focusing efforts and resources on the larger clients. In addition, the 2006 fourth quarter headcount reductions also had a positive impact. Also, fixed expenses comprise a large portion of International Accounts Payable Services COR.
     Selling, General, and Administrative Expenses (“SG&A”). SG&A expenses include the expenses of sales and marketing activities, many information technology services and the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives.
     Accounts Payable Services SG&A for the years ended December 31, 2007, 2006 and 2005 were as follows (in millions):

	2007	2006	2005
Domestic Accounts Payable Services SG&A	$18.9	$20.7	$30.9
International Accounts Payable Services SG&A	10.0	10.2	28.5

Total Accounts Payable Services SG&A	$28.9	$30.9	$59.4

     Accounts Payable Services SG&A expenses for the year ended December 31, 2007 decreased by $2.0 million, or 6.4%, from the same period in 2006. Such expenses had already decreased in 2006 by $28.5 million, or 48.0%, from 2005. The reduction in both the Domestic and International Accounts Payable Services’ SG&A was primarily the result of reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, terminating operating leases, and diligently managing the operating expenses of the business.

Corporate Support
     SG&A. Corporate Support SG&A expenses include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration, foreign currency translation, and stock-based compensation charges. Corporate Support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Domestic or International Accounts Payable Services and totaled the following for the years ended December 31, 2007, 2006 and 2005 (in millions):

	2007	2006	2005
Selling, general and administrative expenses	$38.2	$25.6	$45.4

     Corporate Support SG&A for the year ended December 31, 2007 includes stock-based compensation charges of $21.0 million compared to stock-based compensation charges of $6.4 million for the same period in 2006. SG&A expenses excluding the stock-based compensation charges for the period ended December 31, 2007 were $2.0 million, or 10.4%, less than in the same period in 2006. The reduction of these other SG&A expenses was primarily related to a reduction in professional fees and the result of the Company’s continuing efforts to diligently manage its expenses.
     The 43.6% reduction in Corporate Support SG&A in 2006 compared to 2005 primarily resulted from the execution of the Company’s 2005 operational restructuring plan as described below.
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
     The operational restructuring expense for the years ended December 31, 2007, 2006 and 2005 was as follows (in millions):

	2007	2006	2005
Operational restructuring expense	$1.6	$4.1	$11.2

     The Company initially expected that the implementation of the operational restructuring plan would result in severance related and other charges of approximately $14.6 million, most or all of which would be recognized prior to the end of 2006. Actual operational restructuring charges recognized in 2005 and 2006 totaled $15.3 million. As of December 31, 2005, the Company had recorded an $11.2 million charge related to the restructuring, $9.6 million of which was for severance pay and benefits costs and $1.6 million of which related to early termination of operating leases. As of December 31, 2005 the Company had paid out approximately $2.8 million of severance and as of December 31, 2006 a total of $11.2 million of severance had been paid. As of December 31, 2005, the Company had accrued $1.2 million of early lease termination costs and leasehold improvement impairment charges of $0.4 million related to these leases. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs.
     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had essentially been completed. Management continues to diligently manage costs on an ongoing basis. For example, in the fourth quarter of 2006, the Company implemented additional headcount reductions resulting in estimated annualized savings of approximately $6.5 million. As a result of this action, the Company recorded approximately $4 million of severance charges not classified as operational restructuring charges in the fourth quarter of 2006. Also, in 2007, the Company recorded additional restructuring charges for early lease termination costs of $1.3 million and leasehold improvement impairment charges of $0.3 million. Such costs were not included in the original 2005 restructuring plan.

Discontinued Operations
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). The Company received proceeds from the sale of approximately $22.4 million at closing and an additional $2.2 million on December 31, 2007. Averio is also required to pay the Company €1.5 million (Euros) each year on December 31, 2008 and 2009. However, the additional payments owed are subject to certain “place of supply” legislation remaining in effect in the European Union without amendment prior to the relevant payment date.
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented in the consolidated financial statements have been reclassified and are included in discontinued operations. The Company recognized a 2007 gain on sale of approximately $19.9 million as a result of the transaction. Such gain excludes the contingent payments due in December 2008 and 2009 which total approximately $4.4 million based on December 31, 2007 exchange rates.
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Services business units in South Africa and Japan, as discontinued operations. The South Africa and Japan Accounts Payable Services business units were closed during 2005. On January 11, 2006, the Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During 2006, the Company recognized a loss of $0.3 million relating to the sale of the Airline business unit.
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. In addition to the initial proceeds, the sale agreement provided for additional sale proceeds up to $3.0 million payable in the form of a revenue-based royalty over four years. During 2006 and 2005, the Company recognized additional gains on the sale of discontinued operations of $0.3 million and $0.5 million, respectively, related to the receipt of the final portions of the revenue-based royalty from the sale.
     Operating income of the discontinued operations up until their sale or closure for the three years ended December 31, 2007, 2006 and 2005 amounted to $0.8 million, $3.5 million and $3.5 million, respectively. Operating income excludes rent expense previously allocated to the Airline unit. Income tax expense of $0.4 million, $0.9 million and $0.8 million was allocated to earnings from discontinued operations in 2007, 2006 and 2005, respectively.
Income Tax Expense
     The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated (31.7)%, (5.1)%, and (0.03)% for the years ended December 31, 2007, 2006 and 2005, respectively. The reflection of tax expense in spite of reported losses from continuing operations primarily results from taxes on foreign income and the non-recognition of tax benefits on operating loss carry-forwards through the use of a valuation allowance against deferred tax assets.
     As of December 31, 2007, the Company had approximately $33.8 million of U.S. federal loss carry-forwards available to reduce future taxable income. The loss carry-forwards expire through 2026.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the IRC. This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $33.8 million of U.S. federal loss carry-forwards that are available to the Company as of December 31, 2007, $24.7 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carry-forward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carry-forwards, $14.3 million in unexpired foreign tax credit carry-forwards, and $0.2 million in unexpired R&D credit carry-forward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets for the year ended December 31, 2006.
Quarterly Results
     The following tables set forth certain unaudited condensed quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2007 and 2006. The information has been derived from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. Certain reclassifications have been made to the 2006 quarterly information and the first quarter of 2007 to conform to the presentation adopted in the second quarter of 2007. Such reclassifications primarily relate to the presentation of the Meridian operating segment as discontinued.

	2007 Quarter Ended				2006 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenues	$57,030	$53,315	$53,207	$63,817	$55,715	$55,141	$54,830	$60,212
Cost of revenues	37,241	34,872	33,511	35,253	39,780	39,943	37,531	44,573

Gross margin	19,789	18,443	19,696	28,564	15,935	15,198	17,299	15,639
Selling, general and administrative expenses	13,682	14,486	17,562	21,333	14,066	12,737	16,605	13,092
Operational restructuring expense	—	—	1,644	—	408	1,580	153	1,989

Operating income	6,107	3,957	490	7,231	1,461	881	541	558
Interest expense, net	(4,141)	(4,749)	(3,133)	(1,792)	(2,567)	(4,292)	(5,278)	(4,174)
Gain (loss) on debt extinguishment and financial restructuring	—	—	—	(9,397)	(10,129)	—	82	—

Earnings (loss) from continuing operations before income taxes and discontinued operations	1,966	(792)	(2,643)	(3,958)	(11,235)	(3,411)	(4,655)	(3,616)
Income tax expense	531	344	337	446	264	190	306	405

Earnings (loss) from continuing operations before discontinued operations	1,435	(1,136)	(2,980)	(4,404)	(11,499)	(3,601)	(4,961)	(4,021)
Discontinued operations:
Earnings (loss) from discontinued operations and disposals, net	88	19,687	(11)	451	1,205	(44)	727	1,095

Net earnings (loss)	$1,523	$18,551	$(2,991)	$(3,953)	$(10,294)	$(3,645)	$(4,234)	$(2,926)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.15	$(0.15)	$(0.31)	$(0.21)	$(1.86)	$(0.61)	$(0.80)	$(0.58)

Discontinued operations	0.01	2.17	(0.00)	0.02	0.20	(0.01)	0.11	0.15

Net earnings (loss)	$0.16	$2.02	$(0.31)	$(0.19)	$(1.66)	$(0.62)	$(0.69)	$(0.43)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.12	$(0.15)	$(0.31)	$(0.21)	$(1.86)	$(0.61)	$(0.80)	$(0.58)

Discontinued operations	0.01	2.17	(0.00)	0.02	0.20	(0.01)	0.11	0.15

Net earnings (loss)	$0.13	$2.02	$(0.31)	$(0.19)	$(1.66)	$(0.62)	$(0.69)	$(0.43)

Liquidity and Capital Resources
     As of December 31, 2007, the Company had $42.4 million in cash and cash equivalents and no borrowings under the revolver portion of its secured credit facility. The revolver had approximately $15.3 million of calculated availability for borrowings.

     Operating Activities. Net cash provided by (used in) operating activities was $30.3 million, $21.3 million and $(10.7 million) during the years ended December 31, 2007, 2006 and 2005, respectively. The increase in the 2007 net cash provided by operating activities was largely attributable to the $14.3 million increase in operating income over 2006. The 2007 improvement resulted primarily from the Company’s focus on its largest clients which positively impacted its gross margin dollars, the revenue contributions from the Medicare auditing program and its continued efforts in managing SG&A expenses,
     The increase in cash provided by operating activities for the year ended December 31, 2006 compared to the prior year was the result of the Company’s focus on improving working capital and reducing overall expenses. As of December 31, 2006 the Company’s days sales outstanding (“DSO”) had improved by 18% compared to the prior year, providing in excess of $7.2 million of additional cash. Renegotiating and paying vendors according to terms provided an additional $5.2 million.
     Investing Activities and Depreciation Expense. Depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 amounted to $6.8 million, $10.1 million and $13.5 million, respectively. Net cash used in investing activities was $4.0 million, $1.3 million and $4.9 million during the years ended December 31, 2007, 2006 and 2005, respectively. Cash used in investing activities for all three years was attributable to capital expenditures net of proceeds from sales. The increase in 2007 compared to 2006 was primarily related to the Company’s initiative on developing and expanding its Medicare auditing capabilities. The 2007 total amount, though higher than 2006, was still significantly lower than the Company’s historical spending levels, which will result in the continued decline in depreciation expense in the foreseeable future. However, if the Company does not participate in the national rollout of the Medicare recovery audit program, it is likely that it will be necessary to record a significant impairment charge related to the Company’s capital expenditures related to the program.
     Financing Activities and Interest Expense. Net cash provided by (used in) in financing activities was $(36.2 million), $(0.2 million) and $14.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. As a result of the 2007 induced conversions of the Company’s 10% senior convertible notes and Series A convertible preferred stock and the repayment of other debt obligations with funds generated from operations and the sale of Meridian, the Company’s long-term debt at December 31, 2007 was at its lowest point in ten years. Total debt at December 31, 2007 amounted to $45.9 million as compared to $148.9 million at December 31, 2006, including the manditorily redeemable participating preferred stock.
     Interest expense was $15.1 million, $17.1 million and $8.8 million for the years ended December 31, 2007, 2006 and 2005. Cash paid for interest during the years ended December 31, 2007, 2006 and 2005 amounted to $14.4 million, $5.7 million and $6.8 million, respectively. The Company’s interest expense for the year ended December 31, 2005 was primarily comprised of interest expense related to the $125 million 4.75% convertible subordinated notes due November 2006 and interest on borrowings outstanding under the Company’s prior senior credit facility.
     Interest expense in 2006 increased significantly as a result of the Company’s financial restructuring completed on March 17, 2006. The exchange of the 4.75% convertible subordinated notes due November 2006 for the new 10% senior convertible notes and 11% senior notes resulted in additional annual interest expense of approximately $7.7 million. The Company had the option to pay interest on the new 10% senior convertible notes in cash or in kind. Interest expense for 2006 also included $0.9 million related to the excess of fair value over face value of the 10% senior convertible notes which were issued on September 15, 2006 as “paid-in-kind” interest payments on the 10% senior convertible notes. The Company also incurred interest expense in 2006 on the $25 million term loan under its senior secured credit facility.
     Interest expense at the beginning of 2007 continued to relate primarily to the 10% senior convertible notes, the 11% senior notes and the $25 million term loan. During the first quarter of 2007, the Company repaid $9.6 million of the $25 million term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan with a portion of the proceeds of the Meridian sale.
     In September 2007, the Company initiated the redemption of all of the then outstanding 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. In September 2007, the Company also entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007.

     During 2007, prior to redemption, virtually all of the Series A convertible preferred stock the 10% senior convertible notes were converted into shares of common stock. In addition, during October 2007, the 11% senior notes were fully redeemed. The remaining outstanding 10% senior convertible notes and 9% Series A convertible preferred stock which totaled less than $0.2 million were also redeemed. The redemptions were funded with a portion of the Company’s unrestricted funds and the proceeds of the Ableco $45 million term loan.
     The face amount of the 11% senior notes redeemed exceeded their carrying amount net of unamortized discount and deferred loan costs by $8.4 million. Such amount, along with a $1.0 million prepayment premium, $9.4 million in total, is reported as a loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2007. Unamortized deferred loan costs of $2.1 million related to the 10% senior convertible notes that were converted to common stock were charged to additional paid-in capital in 2007. As a consequence of the early prepayment of the $25 million term loan in 2007 and the replacement of the revolving credit facility, the Company wrote-off $1.7 million of unamortized deferred loan costs in 2007. Such amount is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2007. The Company incurred approximately $3.1 million of costs in connection with the amended and restated Ableco credit facility. Such amount has been capitalized and is being amortized over the life of the facility.
     As a result of the transactions described above, management expects interest expense in near future periods to be significantly less than that incurred over the last three years. See “Secured Credit Facility” below for further details regarding the Company’s remaining credit facility.
     Discontinued Operations. Net cash provided by (used in) the operating activities of discontinued operations was $(2.0 million), $1.5 million and $0.6 million during the years ended December 31, 2007, 2006 and 2005, respectively. Such cash flows were primarily attributable to the operations of Meridian prior to its sale in May 2007. The sale of Meridian provided net proceeds of $23.2 million in 2007. A substantial portion of such proceeds was required to be used to repay debt under the Company’s credit facility.
     Other Matters. The Company has announced that it expects to repay approximately $7.3 million of its existing term loan in March 2008. In addition to these mandatory repayments, the Company expects to amend its credit facility in the first quarter of 2008 so that a significant portion of the Company’s excess cash can be used to reduce total debt without paying a prepayment penalty.
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
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations.

     Contractual Obligations and Other Commitments
     As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2007 is as follows:

	Payments Due by Period (in thousands)
		Less			More
		Than	1-3	3-5	Than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (1)	$45,000	$7,496	$10,000	$27,504	$—
Operating lease obligations	40,744	7,928	11,896	10,235	10,685
Capital lease obligations (2)	1,097	432	665	—	—
Cash portions of stock-based compensation (3)	7,750	1,690	2,134	3,926	—
Payments to Messrs. Cook and Toma (4)	5,296	1,531	2,692	119	954
Severance	2,736	2,736	—	—	—

Total	$102,623	$21,813	$27,387	$41,784	$11,639

(1)	Excludes variable rate interest (minimum 9.75% per annum) payable monthly .

(2)	Includes interest imputed at 11.3%.

(3)	Represents the portions of Performance Units outstanding under the 2006 MIP payable in cash. Amounts presented are based on the market price of the Company’s common stock at December 31, 2007. Actual payments are due to be made on April 30 of each year and will be based on the market price of the Company’s common stock at the settlement dates – see 2006 Management Incentive Plan below.

(4)	In connection with the Company’s 2006 financial restructuring, required payments to Messrs. Cook and Toma were revised – see Executive Severance Payments below.
     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008. The loan agreement also requires an annual mandatory prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment will be due in April 2008 and management estimates such payment to be approximately $3.8 million. The remaining balance of the term loan is due in September 2011. Interest is payable monthly and accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $20 million revolving credit facility. As of December 31, 2007, there were no outstanding borrowings under the revolving credit facility.
     The credit facility is guaranteed by each of the Company’s direct and indirect domestic wholly owned subsidiaries and certain of its foreign subsidiaries and is secured by substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries). The credit facility will mature on September 17, 2011. As discussed above, the Company expects to amend the credit facility in the first quarter of 2008 to permit the Company to reduce its total debt under the facility using excess cash without paying a prepayment penalty.
     2006 Management Incentive Plan
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary by participant), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vest ratably over approximately the following eighteen months with the awards to be fully vested on March 17, 2008. On March 28, 2007, an additional executive officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The award had a grant date fair value of $0.3 million and vests ratably over four years. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of the Company’s senior convertible notes and Series A convertible preferred stock. During 2007 and 2006, an additional 1,436,484 Performance Units and 122,073 Performance Units, respectively, with aggregate grant date fair values of $24.0 million and $1.6 million, respectively, were granted as a result of this automatic adjustment provision.
     All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense of $19.6 million and $3.4 million during the years ended December 31, 2007 and 2006, respectively, related to these 2006 MIP Performance Unit awards, including $17.7 million and $1.0 million, respectively, related to the automatic adjustments. The amount of compensation expense recognized was based on the assumption that none of the Performance Unit awards would be forfeited. As of December 31, 2007, a total of 2,260,858 Performance Unit awards were outstanding with an aggregate intrinsic value of $19.4 million. As of December 31, 2007, a total of 2,038,621 Performance Units are fully vested with an aggregate intrinsic value of $17.5 million.
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
     Off Balance Sheet Arrangements
     As of December 31, 2007, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
New Accounting Standards
     FIN No. 48. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN No. 48 effective January 1, 2007. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN No. 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
     SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with an additional one year deferral for non-financial assets and liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
     SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, earlier adoption is prohibited. The Company has not determined the impact, if any, SFAS No. 160 will have on its future financial statements.

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
     Interest Rate Risk. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. At December 31, 2007, there were borrowings of $45.0 million outstanding under the term loan portion of the Company’s secured credit facility. As of December 31, 2007, the Company had $15.3 million available for revolving loans under the credit facility, but had no borrowings outstanding. Interest on the term loan accrues, at the Company’s option, at either prime plus 1.75% or at LIBOR plus 4.5%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. A hypothetical 100 basis point increase in interest rates applicable to the term loan would result in an approximate $0.5 million increase in pre-tax income. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of December 31, 2007, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.9 million change in pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRG Schultz International, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRG Schultz International, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in Item 15(a)(2) as Schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG Schultz International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PRG Schultz International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.
As discussed in Note 1(j) to the consolidated financial statements, “Income Taxes”, the Company adopted the provisions of FIN No. 48 during 2007.

Atlanta, Georgia	/s/ BDO Seidman, LLP

March 12, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
PRG-Schultz International, Inc.:
We have audited the accompanying consolidated statements of operations, shareholders’ equity (deficit), and cash flows of PRG-Schultz International, Inc. and subsidiaries (the Company) for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 2005 as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of PRG-Schultz International, Inc. and subsidiaries’ operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule for the year ended December 31, 2005, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 8 to the consolidated financial statements, the Company has substantial debt obligations and, during 2005, it was required to enter into a forbearance agreement to obtain covenant relief. The Company has incurred significant losses in the year ended December 31, 2005. Realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Company’s ability to return to profitability, to complete planned restructuring activities and to generate positive cash flows from operations, as well as maintaining credit facilities adequate to conduct its business. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ KPMG LLP
Atlanta, Georgia
March 17, 2006, except for discontinued
   operations and operating segment adjustments
   as described in notes 2 and 5, respectively, as
   to which the date is March 12, 2008

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenues	$227,369	$225,898	$251,527

Cost of revenues	140,877	161,827	167,886

Gross margin	86,492	64,071	83,641

Selling, general and administrative expenses	67,063	56,500	104,760
Impairment charges (Notes 1(h) and 7)	—	—	170,375
Operational restructuring expense (Note 16)	1,644	4,130	11,167

Operating income (loss)	17,785	3,441	(202,661)

Interest (expense)	(15,071)	(17,145)	(8,823)
Interest income	1,256	834	545
Loss on debt extinguishment and financial restructuring (Note 8)	(9,397)	(10,047)	—

Loss from continuing operations before income taxes and discontinued operations	(5,427)	(22,917)	(210,939)

Income tax expense (Note 10)	1,658	1,165	63

Loss from continuing operations before discontinued operations	(7,085)	(24,082)	(211,002)

Discontinued operations (Note 2):
Earnings from discontinued operations, net of income tax expense of $408 in 2007, $854 in 2006 and $758 in 2005	347	2,691	2,783
Net gains on sales of discontinued operations	19,868	292	479

Earnings from discontinued operations	20,215	2,983	3,262

Net earnings (loss)	$13,130	$(21,099)	$(207,740)

Basic and diluted earnings (loss) per common share (Note 6):
Loss from continuing operations before discontinued operations	$(0.62)	$(3.77)	$(34.03)
Discontinued operations	1.66	0.45	0.53

Net earnings (loss)	$1.04	$(3.32)	$(33.50)

Weighted-average common shares outstanding (Note 6):
Basic and diluted	12,204	6,616	6,201

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2007	2006
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$42,364	$30,228
Restricted cash	—	139

Receivables:
Contract receivables, less allowances of $826 in 2007 and $1,795 in 2006:
Billed	30,251	31,246
Unbilled	6,440	8,457

	36,691	39,703
Employee advances and miscellaneous receivables, less allowances of $1,831 in 2007 and $1,306 in 2006	1,118	2,534

Total receivables	37,809	42,237

Prepaid expenses and other current assets	2,676	1,953
Deferred income taxes (Note 10)	64	139
Current assets of discontinued operation (Note 2)	—	52,320

Total current assets	82,913	127,016

Property and equipment:
Computer and other equipment	34,174	43,749
Furniture and fixtures	3,010	4,146
Leasehold improvements	3,964	5,095

	41,148	52,990
Less accumulated depreciation and amortization	(33,113)	(44,180)

Property and equipment, net	8,035	8,810

Goodwill (Note 7)	4,600	4,600
Intangible assets, less accumulated amortization of $8,728 in 2007 and $6,838 in 2006 (Note 7)	21,172	23,062
Unbilled receivables	2,072	3,175
Deferred loan costs, net of accumulated amortization (Note 8)	2,897	6,822
Deferred income taxes (Note 10)	279	391
Other assets	470	670
Noncurrent assets of discontinued operations (Note 2)	—	4,121

	$122,438	$178,667

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$16,117	$17,959
Accrued payroll and related expenses	31,435	37,224
Refund liabilities	9,897	10,112
Deferred revenue	620	545
Current portions of debt and capital lease obligations (Note 8)	7,846	750
Current liabilities of discontinued operation (Note 2)	—	55,208

Total current liabilities	65,915	121,798
Senior notes, net of unamortized discount of $7,659 in 2006 (Note 8)	—	43,796
Senior convertible notes, including unamortized premium of $5,519 in 2006 (Note 8)	—	68,030
Other debt and capital lease obligations (Note 8)	38,078	25,096
Noncurrent compensation obligations (Note 13(b))	8,548	5,859
Refund liabilities	1,676	1,659
Other long-term liabilities	5,872	5,713

Total liabilities	120,089	271,951

Mandatorily redeemable participating preferred stock (Note 8)	—	11,199
Shareholders’ equity (deficit) (Notes 8, 12 and 14):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 22,100,090 shares in 2007 and 8,398,770 shares in 2006	221	84
Additional paid-in capital	605,592	513,920
Accumulated deficit	(559,018)	(571,818)
Accumulated other comprehensive income	4,264	2,041
Treasury stock at cost, 576,453 shares in 2007 and 2006	(48,710)	(48,710)

Total shareholders’ equity (deficit)	2,349	(104,483)

Commitments and contingencies (Notes 2, 3, 8, 9, 12 and 13)
	$122,438	$178,667

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

					Accumulated		Unamortized
			Additional		Other		Portion of	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Compensation	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Expense	Equity (Deficit)	Income (Loss)
Balance at December 31, 2004	6,765,866	$68	$493,532	$(342,979)	$1,740	$(48,710)	$(67)	$103,584
Comprehensive loss:
Net loss	—	—	—	(207,740)	—	—	—	(207,740)	$(207,740)
Foreign currency translation adjustments	—	—	—	—	660	—	—	660	660

Comprehensive loss									$(207,080)

Issuances of common stock under employee stock plans (including tax benefits of $1)	17,075	—	773	—	—	—	—	773
Restricted share forfeitures	(20,400)	—	(1,029)	—	—	—	1,029	—
Restricted shares retired for payroll taxes	(1,358)	—	(42)	—	—	—	—	(42)
Restricted share and option awards	26,500	—	1,592	—	—	—	(1,592)	—
Amortization of stock compensation expense	—	—	—	—	—	—	400	400

Balance at December 31, 2005	6,787,683	68	494,826	(550,719)	2,400	(48,710)	(230)	(102,365)
Reclassification of unamortized portion of compensation expense	—	—	(230)	—	—	—	230	—
Comprehensive loss:
Net loss	—	—	—	(21,099)	—	—	—	(21,099)	$(21,099)
Foreign currency translation adjustments	—	—	—	—	(359)	—	—	(359)	(359)

Comprehensive loss									$(21,458)

Excess of fair value over redemption value of preferred stock issued	—	—	11,995	—	—	—	—	11,995
Issuance costs of preferred stock	—	—	(1,281)	—	—	—	—	(1,281)
Issuances of common stock:
Conversions of Series A preferred stock	1,614,995	16	4,571	—	—	—	—	4,587
Fractional shares issued pursuant to reverse split	92	—	—	—	—	—	—	—
Restricted share forfeitures	(4,000)	—	—	—	—	—	—	—
Accumulated dividends on preferred stock	—	—	(895)	—	—	—	—	(895)
Stock-based compensation expense	—	—	4,934	—	—	—	—	4,934

Balance at December 31, 2006	8,398,770	84	513,920	(571,818)	2,041	(48,710)	—	(104,483)
FIN No. 48 tax liability	—	—	—	(330)	—	—	—	(330)
Comprehensive income:
Net earnings	—	—	—	13,130	—	—	—	13,130	$13,130
Foreign currency translation adjustments	—	—	—	—	2,223	—	—	2,223	2,223

Comprehensive income									$15,353

Issuances of common stock:
Conversions of Series A preferred stock	4,098,541	41	11,601	—	—	—	—	11,642
Conversions of convertible senior notes	9,593,779	96	65,104	—	—	—	—	65,200
Stock option exercises	9,000	—	57	—	—	—	—	57
Issuance costs of common stock	—	—	(72)	—	—	—	—	(72)
Accumulated dividends on preferred stock	—	—	(487)	—	—	—	—	(487)
Stock-based compensation expense	—	—	15,469	—	—	—	—	15,469

Balance at December 31, 2007	22,100,090	$221	$605,592	$(559,018)	$4,264	$(48,710)	$—	$2,349

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings (loss)	$13,130	$(21,099)	$(207,740)
Earnings from discontinued operations	20,215	2,983	3,262

Loss from continuing operations	(7,085)	(24,082)	(211,002)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Loss on debt extinguishment and financial restructuring	9,397	10,047	—
Impairment charges	—	—	170,375
Impairment charges included in operational restructuring	344	546	372
Depreciation and amortization	6,769	10,114	13,511
Amortization of debt discount, premium and deferred loan costs	3,257	1,858	1,301
Stock-based compensation expense	20,956	6,436	358
Loss on disposals of property, plant and equipment, net	298	28	9
Deferred income taxes	187	67	(2,847)
Income tax benefit relating to stock option exercises	—	—	1
Changes in assets and liabilities:
Restricted cash	139	335	(52)
Billed Receivables	3,495	13,152	14,365
Unbilled Receivables	3,120	765	2,999
Prepaid expenses and other current assets	(651)	818	1,070
Other assets	343	382	(739)
Accounts payable and accrued expenses	(1,047)	4,687	(274)
Accrued payroll and related expenses	(6,425)	(4,262)	3,515
Refund liabilities	(198)	(1,755)	(3,131)
Deferred revenue	22	(1,330)	143
Noncurrent compensation obligations	(2,798)	2,969	(807)
Other long-term liabilities	165	521	93

Net cash provided by (used in) operating activities	30,288	21,296	(10,740)

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(4,002)	(1,316)	(4,868)

Net cash used in investing activities	(4,002)	(1,316)	(4,868)

Cash flows from financing activities:
Payments on senior and convertible notes	(52,637)	(905)	—
Payments on term loan	(25,000)	—	—
Term loan borrowings	45,000	25,000	—
Net borrowings (repayments) of other debt obligations	(524)	(16,800)	16,800
Payments for deferred loan costs	(2,999)	(6,197)	(2,648)
Net proceeds from common stock issuances	57	—	772
Preferred stock redemptions	(44)	—	—
Issuance costs on common and preferred stock	(72)	(1,281)	—

Net cash provided by (used in) financing activities	(36,219)	(183)	14,924

Cash flows from discontinued operations:
Operating cash flows	(2,044)	1,503	648
Investing cash flows	23,151	(71)	(33)

Net cash provided by discontinued operations	21,107	1,432	615

Effect of exchange rates on cash and cash equivalents	962	638	(692)

Net change in cash and cash equivalents	12,136	21,867	(761)

Cash and cash equivalents at beginning of year	30,228	8,361	9,122

Cash and cash equivalents at end of year	$42,364	$30,228	$8,361

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$14,388	$5,701	$6,782

Cash paid during the year for income taxes, net of refunds received	$1,029	$1,513	$2,298

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of Business and Basis of Presentation
Description of Business
     The principal business of PRG-Schultz International, Inc. and subsidiaries (the “Company”) is providing recovery audit services to large businesses and government agencies having numerous payment transactions. These businesses include, but are not limited to:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers/wholesalers such as automobile and aerospace manufacturers, financial services firms and pharmaceutical companies;

•	federal and state government agencies such as the Centers for Medicare and Medicaid Services (“CMS”).
     The Company currently provides services to clients in over 30 countries.
Basis of Presentation
     These audited financial statements have been prepared on a going concern basis, which assumes continuity of operations and realization of assets and satisfaction of liabilities in the ordinary course of business. The ability of the Company to continue as a going concern depends upon, among other things, compliance with the provisions of current borrowing arrangements, the ability to generate cash flows from operations and where necessary, obtaining financing sources to satisfy the Company’s future obligations. The Company began implementation of a workforce reduction and operational restructuring in 2005 which was substantially completed in 2006 (see Note 16). The Company also refinanced its debt obligations in March 2006 and again in September and October 2007(see Note 8). Management plans to continue to diligently manage costs on an ongoing basis.
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
     Reclassifications
     Certain reclassifications have been made to the 2006 and 2005 amounts to conform to the presentation in 2007. These reclassifications include the reclassification of the Company’s Meridian VAT reclaim (“Meridian”) business unit as discontinued operations (see Note 2).
(b) Principles of Consolidation
     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
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
     The Company generally recognizes revenue on the accrual basis except with respect to its Meridian business unit and certain International Accounts Payable Services units. Meridian was sold in May 2007 and its results are included in discontinued operations. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Historically, there has been a certain amount of revenue with respect to which, even though the requirements of the Company’s revenue recognition policy were met, the Company’s customers’ vendors have ultimately rejected the claims underlying the revenue. In that case, the Company’s customers, even though cash may have been collected by the Company, may request a refund or offset of such amount. The Company records such refunds as a reduction of revenue.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(e) Cash and Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At December 31, 2007 and 2006, the Company had cash and cash equivalents of $42.4 million and $30.2 million, respectively, of which cash equivalents represent approximately $37.0 million and $22.2 million, respectively. The Company had $36.7 million and $20.5 million in cash equivalents at U.S. banks at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, certain of the Company’s international subsidiaries held $0.3 million and $1.7 million, respectively, in temporary investments, the majority of which were at banks in Latin America.
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
(g) Internally Developed Software
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
(h) Goodwill and Other Intangible Assets
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impaired when the net book value of a reporting unit exceeds its estimated fair value. The Company uses independent business valuation professionals for the purpose of estimating fair value.
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with SFAS No. 142. Amortization expense in 2007 was increased by $0.5 million as a result of the change.
   (i) Direct Expenses
     Direct expenses incurred during the course of accounts payable audits and other recovery audit services are typically expensed as incurred. Commission costs related to deferred revenues are deferred until revenue is recognized.
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
     SFAS No. 109, “Accounting for Income Taxes”, requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.
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
   (k) Foreign Currency
     The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date. The translation gains and losses are included as a separate component of shareholders’ equity (deficit). Revenues and expenses in foreign

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
currencies are translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2007, 2006 and 2005, foreign currency gains (losses) included in continuing results of operations were $1.6 million, $0.8 million, $(0.7) million, respectively.
   (l) Earnings Per Common Share
     The Company applies the provisions of SFAS No.128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is principally computed by dividing net earnings available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities, including the Company’s convertible note obligations and convertible preferred stock using the “if-converted” method. The potential dilutive effect of stock options and convertible instruments is excluded from the determination of diluted earnings per share if the effect would be antidilutive.
   (m) Stock-Based Compensation
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). This pronouncement amended SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) and superseded Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006, using the modified prospective method and, accordingly, has not restated the consolidated statements of operations for periods prior to January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.
     Prior to January 1, 2006, the Company accounted for stock-based compensation, as permitted by SFAS No. 123, under the intrinsic value method described in APB 25 and related interpretations. Under the intrinsic value method, no stock-based employee compensation cost is recorded when the exercise price is equal to, or higher than, the market value of the underlying common stock on the date of grant. In accordance with APB 25 guidance, no stock-based compensation expense was recognized for the year ended December 31, 2005 except for compensation amounts relating to grants of shares of nonvested stock (see Note 14).
     Pro forma information regarding net earnings (loss) and earnings (loss) per common share is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” The following pro forma information has been determined as if the Company had accounted for its employee and director stock options as an operating expense under the fair value method of SFAS No. 123. The fair values for options granted prior to January 1, 2006 were estimated as of their grant dates using a Black-Scholes option pricing model with the following weighted-average assumptions:

Ranges of Rates
Principally Used
Risk-free interest rates	2.73% – 4.56%
Dividend yields	None
Volatility factor of expected market price	.744 – .889
Weighted-average expected term of option	5 – 6 years

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table illustrates the pro forma effect on net loss and net loss per common share for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, using the straight-line method (in thousands, except for pro forma net loss per common share information):

2005
Net loss before pro forma effect of compensation expense recognition provisions of SFAS No. 123	$(207,740)
Stock-based compensation expense included in net loss reported	358
Pro forma effect of compensation expense recognition provisions of SFAS No. 123, net of income taxes of $3,438	(5,309)

Pro forma net loss for purposes of computing basic and diluted pro forma earnings (loss) per share	$(212,691)

Pro forma net earnings (loss) per share:
Basic and diluted – as reported	$(33.50)

Basic and diluted – pro forma	$(34.30)

     Potentially dilutive shares related to the convertible subordinated notes due November 2006 were excluded from the computation of as reported and pro forma diluted earnings (loss) per common share due to their antidilutive effect (see Note 6).
     The fair value of all time-vested options is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of market condition options (also known as path-dependent options) may be estimated as of their date of grant using more complex option valuation models such as binomial lattice and Monte Carlo simulations. The Company chose to use the Monte Carlo simulation method for its valuations of market condition options. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, it is management’s opinion that existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
     For market condition option grants made in 2005, the following assumptions were used in a Monte Carlo simulation valuation model: volatility – variable term structure — 40.6% to 74.8%, risk-free interest rate – variable term structure based on spot rate curve of U.S. treasury securities, expected term – 4.7 years to 5.6 years, median vesting period – 1.9 years to 3.8 years. For time-vested option grants made in 2007, 2006 and 2005 which resulted in compensation expense recognition, the Company used the following assumptions in its Black-Scholes valuation models:

	2007	2006	2005
Risk-free interest rates	4.05% – 4.17%	4.6%	3.9% – 4.5%
Dividend yields	—	—	—
Volatility factor of expected market price	.856 – .889	.842	.684 – .692
Weighted-average expected term of option	4 – 4.5 years	5 years	5 years
     The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock on the date of the award. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. The Company has classified its share-based payments which are settled in Company common stock as equity-classified awards and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
its share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards are generally equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost.
   (n) Comprehensive Income (Loss)
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
   (o) Segment Reporting
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
     EBITDA and Adjusted EBITDA are not computed or presented in accordance with generally accepted accounting principles (“GAAP”). Such non-GAAP financial measures do not measure the profit or loss of the reportable segments in accordance with GAAP. SFAS No. 131 requires such non-GAAP measures of profit or loss to be reported if such measures are what are reported to and used by the Company’s chief operating decision maker. SFAS No. 131 also requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s operating results presented on a GAAP basis. Such reconciliation is provided in Note 5 to these consolidated financial statements along with other information about the Company’s reportable segments. The reconciling items are not intended to be, nor should they be, interpreted as non-recurring or extraordinary, or in any manner be deemed as adjustments made in accordance with GAAP. Because Adjusted EBITDA is not a financial measure determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.
   (p) New Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with an additional one year deferral for non-financial assets and liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings (deficit) in the year of adoption. The Company is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement will have on its consolidated financial statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, earlier adoption is prohibited. The Company has not determined the impact, if any, SFAS No. 160 will have on its future financial statements.
(2) DISCONTINUED OPERATIONS
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). The Company received proceeds from the sale of approximately $22.4 million at closing and an additional $2.2 million on December 31, 2007. Averio is also required to pay the Company €1.5 million (Euros) each year on December 31, 2008 and 2009. However, the additional payments owed are contingent upon certain “place of supply” legislation remaining in effect in the European Union without amendment prior to the relevant payment date.
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations. The Company recognized a 2007 gain on sale of approximately $19.9 million as a result of the transaction. Such gain excludes the contingent payments due in December 2008 and 2009 which total approximately $4.4 million based on December 31, 2007 exchange rates. Meridian’s December 31, 2006 balance sheet balances have been reclassified as assets and liabilities of discontinued operations. The major classes of each are as follows (in thousands):

Assets and Liabilities of Discontinued Operations	December 31, 2006
Current assets of discontinued operations:
Cash and cash equivalents	$4,785
Restricted cash	3,299
Receivables	1,218
Prepaid expenses and other current assets	714
Funds held for client obligations	42,304

$52,320

Noncurrent assets of discontinued operations:
Property and equipment, net	$1,593
Other assets	2,528

$4,121

Current liabilities of discontinued operations:
Accounts payable and accrued expenses	$5,717
Accrued payroll and related expenses	3,802
Deferred revenue	3,385
Obligations for client payables	42,304

$55,208

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the fourth quarter of 2005, the Company classified its Channel Revenue and Airline businesses, and the Accounts Payable Services business units in South Africa and Japan, as discontinued operations. The South Africa and Japan Accounts Payable Services business units were closed during 2005. On January 11, 2006, the Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During 2006, the Company recognized a loss of $0.3 million relating to the sale of the Airline business unit.
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity, a firm specializing in acquiring and operating technology organizations and technology-enabled service companies worldwide. In addition to the initial proceeds, the sale agreement provided for additional sale proceeds up to $3.0 million payable in the form of a revenue-based royalty over four years. During 2006 and 2005, the Company recognized additional gains on the sale of discontinued operations of $0.3 million and $0.5 million, respectively, related to the receipt of the final portions of the revenue-based royalty from the sale.
     The net tax effects on gains (losses) on sales of discontinued operations were not significant in 2007, 2006 and 2005. The Meridian gain did not result in the recognition of significant tax expense due to it being recognized in a tax-favored jurisdiction. The following table summarizes the net gains (losses) from the sales of discontinued operations for the three years ended December 31, 2007, 2006 and 2005 (in thousands):

	Years Ended December 31,
Business sold:	2007	2006	2005
Logistics Management Services	$—	$289	$479
Channel Revenue	—	316	—
Airline	—	(313)	—
Meridian	19,868	—	—

	$19,868	$292	$479

     Operating results of the discontinued operations up until their sale or closure for the three years ended December 31, 2007, 2006 and 2005 are summarized below (in thousands).

	Years Ended December 31,
	2007	2006	2005
Revenues	$17,386	$41,619	$46,518
Operating income	$755	$3,545	$3,541

     Income tax expense of $0.4 million, $0.9 million and $0.8 million was allocated to earnings from discontinued operations in 2007, 2006 and 2005, respectively.
(3) RELATED PARTY TRANSACTIONS
     The July 31, 2005 retirements of the Company’s former Chairman of the Board and Chief Executive Officer, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. Charges of $3.7 million related to these retirement obligations had been accrued prior to 2005. During 2005, additional charges of $3.9 million related to these retirement obligations were recorded. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC (owned by Mr. Cook and Mr. Toma) to defray the fees and expenses of the legal counsel and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80.
     The Company formerly sublet approximately 3,300 square feet of office space to CT Investments, Inc. (“CT Investments”). CT Investments was 90% owned by Mr. Cook and 10% owned by Mr. Toma. The Company received sublease payments of approximately $51,000 from CT Investments during 2005. On August 1, 2005, CT Investments vacated the office space, which was subsequently subleased to an independent third party.
     Financial advisory and management services were provided to the Company by one of the Company’s former directors, Mr. Jonathan Golden. Payments for such services to Mr. Golden aggregated $72,000 in 2005. In addition to the foregoing, Mr. Golden is a senior partner in a law firm that served as the Company’s principal outside legal counsel. Fees paid to this law firm aggregated $1.3 million in 2005. Effective August 31, 2005, Mr. Golden resigned from the Company’s Board of Directors.
(4) MAJOR CLIENTS
     The Company did not have any clients that individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2007, 2006 and 2005.
(5) OPERATING SEGMENTS AND RELATED INFORMATION
     Prior to the second quarter of 2007, the Company had two reportable operating segments, Accounts Payable Services and Meridian. Also, the Company included the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Accounts Payable Services or Meridian in a category referred to as corporate support.
     On May 30, 2007, the Company sold Meridian and, as a result, Meridian’s operating results for all periods presented have been reclassified and are reported in discontinued operations.
     Beginning with the fourth quarter of 2007, the Company segregated Accounts Payable Services into two reportable operating segments – Domestic and International. The Company continues to include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to Domestic or International Accounts Payable Services in a category referred to as corporate support. Segment information for the years ended December 31, 2006 and 2005 has been reclassified to conform to the presentation adopted in 2007.
     The Accounts Payable Services segments principally consist of services that entail the review of client accounts payable disbursements to identify and recover overpayments. These operating segments include accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies. The Accounts Payable Services segments conduct business in North America, South America, Europe, Australia and Asia.
     The Domestic Accounts Payable Services segment represents business conducted in the United States of America (“USA”). The International Accounts Payable Services segment represents business conducted in countries other than the USA.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges associated with the Company’s operational restructuring plan (see Note 16), stock-based compensation (see Note 14), intangible asset impairment charges (see Note 7) and severance charges viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the years ended December 31, 2007, 2006 and 2005 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
2007
Revenues	$140,385	$86,984	$—	$227,369

EBITDA	$51,827	$12,525	$(39,798)	$24,554
Severance and restructuring expenses	—	—	1,644	1,644
Stock-based compensation	—	—	20,956	20,956

Adjusted EBITDA	$51,827	$12,525	$(17,198)	$47,154

2006
Revenues	$140,415	$85,483	$—	$225,898

EBITDA	$32,150	$9,440	$(28,035)	$13,555
Severance and restructuring expenses	3,404	2,187	2,449	8,040
Stock-based compensation	—	—	6,436	6,436

Adjusted EBITDA	$35,554	$11,627	$(19,150)	$28,031

2005
Revenues	$154,279	$97,248	$—	$251,527

EBITDA	$(142,666)	$(3,260)	$(43,224)	$(189,150)
Impairment charges	168,699	1,676	—	170,375
Severance and restructuring expenses	424	4,340	10,329	15,093
Stock-based compensation	—	—	358	358

Adjusted EBITDA	$26,457	$2,756	$(32,537)	$(3,324)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table reconciles loss from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Loss from continuing operations before discontinued operations	$(7,085)	$(24,082)	$(211,002)

Income taxes	1,658	1,165	63
Interest, net	13,815	16,311	8,278
Loss on financial restructuring	9,397	10,047	—
Depreciation and amortization	6,769	10,114	13,511

EBITDA	24,554	13,555	(189,150)

Impairment charges	—	—	170,375
Severance and restructuring charges	1,644	8,040	15,093
Stock-based compensation	20,956	6,436	358

Adjusted EBITDA	$47,154	$28,031	$(3,324)

     The following table presents total assets by operating segment as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Domestic Accounts Payable Services	$54,274	$62,925
International Accounts Payable Services	18,296	16,564
Corporate Support	—	—

Total allocated assets	72,570	79,489

Unallocated assets:
Cash and cash equivalents	42,364	30,228
Deferred loan costs	2,897	6,822
Deferred income taxes	343	530
Prepaid expenses and other assets	4,264	5,157
Assets of discontinued operations	—	56,441

Total assets	$122,438	$178,667

     All property and equipment located in the USA is allocated 100% to Domestic Accounts Payable Services. All intangible assets related to Accounts Payable Services are allocated 100% to Domestic Accounts Payable Services.
     The following table presents revenues by country based on the location of clients served (in thousands):

	2007	2006	2005
United States	$140,388	$140,415	$154,279
United Kingdom	30,548	30,578	34,196
Canada	18,707	16,650	19,808
France	12,084	12,717	12,739
Mexico	5,225	4,581	5,722
Spain	3,270	2,453	2,208
Brazil	3,211	3,790	4,674
Germany	2,459	2,399	3,886
Australia	2,428	1,553	2,779
Sweden	1,806	1,524	2,599
Belgium	1,089	1,119	1,288
Other	6,154	8,119	7,349
	$227,369	$225,898	$251,527

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2007	2006
United States	$35,339	$41,788
United Kingdom	670	798
All Other	1,165	1,379

	$37,174	$43,965

(6) EARNINGS (LOSS) PER COMMON SHARE
     Due to the antidilutive impact of all potentially dilutive securities, diluted weighted average common shares and diluted earnings (loss) per common share for all periods presented are the same as basic weighted average common shares and basic earnings (loss) per common share. The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three years ended December 31, 2007, 2006 and 2005 (in thousands, except per share data):

	2007	2006	2005
Numerator for basic and diluted earnings (loss) per common share:
Loss from continuing operations before discontinued operations	$(7,085)	$(24,082)	$(211,002)
Preferred dividends	(487)	(895)	—

Loss for purposes of computing basic and diluted loss per common share from continuing operations	(7,572)	(24,977)	(211,002)

Earnings from discontinued operations	20,215	2,983	3,262

Earnings (loss) for purposes of computing basic and diluted net earnings (loss) per common share	$12,643	$(21,994)	$(207,740)

Denominator:
Denominator for basic earnings (loss) per common share – weighted-average shares outstanding	12,204	6,616	6,201
Effect of dilutive securities	—	—	—

Denominator for diluted earnings (loss) per common share	12,204	6,616	6,201

Basic and diluted earnings (loss) per common share:
Loss from continuing operations before discontinued operations	$(0.62)	$(3.77)	$(34.03)
Discontinued operations	1.66	0.45	0.53

Net earnings (loss)	$1.04	$(3.32)	$(33.50)

     In 2006 and 2005, all potentially dilutive common shares underlying the Company’s convertible securities which were outstanding during those periods were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect. No such convertible securities were outstanding at December 31, 2007. Options to purchase 977,456 shares, 490,375 shares and 840,579 shares of common stock which were outstanding as of December 31, 2007, 2006 and 2005, respectively, were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect. Common shares of 1,356,515 and 482,624 underlying Performance Units (Note 14) outstanding as of December 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
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
     During the fourth quarter of 2005, the Company performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. The valuation required an estimation of the fair value of the asset being tested. The fair value of the asset being tested was determined, in part, based on the sum of the discounted future cash flows expected to result from its use and eventual disposition. As a result of this testing, the Company concluded that there was a significant impairment of goodwill. The Company recognized a 2005 fourth quarter charge of $166.0 million related to the write-down of the Accounts Payable Services segment’s goodwill. The Company’s Accounts Payable Services segment had experienced its third straight year of significant declines in revenues and gross profit. The continuing downward trend in this segment was the single most important factor leading to the necessity of the impairment charge. This is also what necessitated the initiation of the implementation of the Company’s workforce reduction and restructuring plan in the third quarter of 2005 (Note 16).
     During each of the fourth quarters of 2006 and 2007, the Company performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. As a result of these tests, the Company concluded that there was no further impairment of goodwill as of those dates. Under SFAS No. 142, subsequent reversal of a previously recognized impairment loss is prohibited.
     All of the goodwill balances for all periods presented relate to the Company’s Accounts Payable Services segment. Upon the segregation of the Accounts Payable Services segment into Domestic and International (see Note 5), the remaining balance of goodwill was allocated 100% to the Domestic Accounts Payable Services segment.
   (b) Other Intangible Assets
     The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates. Intangible assets consist of the following at December 31, 2007 and 2006 (in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2007	2006
Amortized intangible assets:
Customer relationships:	20 years
Gross carrying amount		$27,700	$27,700
Accumulated amortization		(8,728)	(6,838)

Net carrying amount		18,972	20,862
Unamortized intangible assets:
Trade name	Indefinite	2,200	2,200

Total intangible assets		$21,172	$23,062

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
     During the fourth quarter of 2005, the Company performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of this testing, the Company concluded that there was a $4.4

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million impairment of its trade name. Such impairment was attributable to the same factors that necessitated the recognition of the 2005 goodwill impairment charge.
     During each of the fourth quarters of 2006 and 2007, the Company performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of these tests, the Company concluded that there was no further impairment of its trade name as of those dates. Under SFAS No. 142, subsequent reversal of a previously recognized impairment loss is prohibited.
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with SFAS No. 142. Amortization expense in 2007 was increased by $0.5 million ($0.04 per weighted-average common share) as a result of the change. Amortization of intangible assets amounted to $1.9 million in 2007 and $1.4 million per year for the years ended December 31, 2006 and 2005.
(8) DEBT, CAPITAL LEASES AND MANDATORILY REDEEMABLE PARTICIPATING PREFERRED STOCK
     2006 Financial Restructuring
     On March 17, 2006, the Company completed an exchange offer (the “Exchange Offer”) for its $125 million of 4.75% Convertible Subordinated Notes due 2006 (the “Convertible Subordinated Notes”). As a result of the Exchange Offer, substantially all of the outstanding Convertible Subordinated Notes and accrued interest thereon were exchanged for (a) $51.5 million in principal amount of 11.0% Senior Notes Due 2011, (b) $59.6 million in principal amount of 10.0% Senior Convertible Notes Due 2011, and (c) 124,094 shares, or $14.9 million liquidation preference, of 9.0% Series A Convertible Participating Preferred Stock. The $0.9 million of Convertible Subordinated Notes that were not exchanged were paid off in November 2006.
     The new instruments issued in the exchange were initially recorded at their estimated fair values. Information regarding these estimated fair values is as follows ($ in thousands):

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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On September 15, 2006, the Company issued $2.9 million of additional senior convertible notes in lieu of the semiannual cash interest payment thereon. As of December 31, 2006, 37,030 shares of Series A convertible preferred stock had been converted into 1,618,995 shares of common stock.
     2007 Repayments, Conversions, Redemptions and New Credit Facility
     During the first quarter of 2007, the Company repaid $9.6 million of the $25 million Ableco term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan with a portion of the proceeds of the Meridian sale.
     In September 2007, the Company initiated the redemption of all of the then outstanding 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. In September 2007, the Company also entered into an amended and restated credit facility with Ableco consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007.
     During 2007, prior to redemption, 86,744 shares of Series A convertible preferred stock were converted into 4,098,541 shares of common stock and $62.4 million in principal value of the 10% senior convertible notes were converted into 9,593,779 shares of common stock. In addition, during October 2007, the $51.5 million in principal value of 11% senior notes were fully redeemed, along with a $1.0 million prepayment premium. The remaining outstanding 10% senior convertible notes and 9% Series A convertible preferred stock which totaled less than $0.2 million were also redeemed. The redemptions were funded with a portion of the Company’s unrestricted funds and the proceeds of the Ableco $45 million term loan.
     The face amount of the 11% senior notes redeemed exceeded their carrying amount net of unamortized discount and deferred loan costs by $8.4 million. Such amount, along with the $1.0 million prepayment premium, $9.4 million in total, is reported as a loss on debt extinguishment in the 2007 Consolidated Statement of Operations. Unamortized deferred loan costs of $2.1 million related to the senior convertible notes that were converted to common shares were charged to additional paid-in capital in 2007.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Activity related to the senior notes and senior convertible notes during the two years ended December 31, 2007 is summarized as follows (in thousands):

		10% Senior
	11% Senior	Convertible
	Notes	Notes
Initial carrying value – estimated fair value at date of issuance – March 17, 2006	$42,795	$64,884
Fair value of additional notes issued September 15, 2006 as “paid-in-kind” interest payment (Face value of $2,945)	—	3,869
Amortization of discount (premium)	1,001	(723)

Carrying value December 31, 2006	$43,796	$68,030

Amortization of discount (premium)	1,016	(853)
Carrying value of notes converted into common stock prior to redemption (Face value of $62,360)	—	(67,015)

Carrying value of notes redeemed in October 2007	(44,812)	(162)

Balance December 31, 2007	$—	$—

     Activity related to the Series A preferred stock during the two years ended December 31, 2007 is summarized as follows (in thousands):

9% Series A
Preferred Stock
Initial carrying value – liquidation value at date of issuance – March 17, 2006	$14,891
Liquidation value of preferred shares converted to common shares	(4,587)
Accumulated dividends (accrual basis)	895

Liquidation value December 31, 2006 (accrual basis)	$11,199

Accumulated dividends (accrual basis)	487
Liquidation value of preferred shares converted to common shares prior to redemption	(11,642)
Liquidation value of preferred shares redeemed in October 2007	(44)

Balance December 31, 2007	$—

     The liquidation value of the Series A preferred stock as of December 31, 2006 (accrual basis) is reported in the 2006 Consolidated Balance Sheet as mandatorily redeemable participating preferred stock.
     As a consequence of the early pay off of the $25 million Ableco term loan in 2007 and the replacement of the revolving credit facility, the Company wrote-off $1.7 million of unamortized deferred loan costs in 2007. Such amount is included in 2007 interest expense. The Company incurred approximately $3.1 million of costs in connection with the September 2007 amended and restated Ableco credit facility. Such amount has been capitalized and is being amortized over the life of the facility.
     The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008. The loan agreement also requires an annual mandatory prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment will be due in April 2008 and management estimates such payment to be approximately $3.7 million. The remaining balance of the term loan is due in September 2011. Interest is payable monthly and accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $20 million revolving credit facility. As of December 31, 2007, there were no outstanding borrowings under the revolving credit facility. The credit facility is guaranteed by each of the Company’s direct and

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
indirect domestic wholly owned subsidiaries and certain of its foreign subsidiaries and is secured by substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries). The credit facility will mature on September 17, 2011.
     As of December 31, 2005, the Company was not in compliance with all of its financial covenants under a prior senior credit facility. On November 8, 2005, the Company entered into a Forbearance Agreement with the lender and each of the Company’s domestic subsidiaries. Pursuant to the Forbearance Agreement, the lender agreed to forbear from exercising any right or remedy under the prior senior credit facility and related credit documents (including, without limitation, the right to cease making revolving loans) or applicable law, but only to the extent that such right or remedy arose exclusively as a result of the occurrence of certain acknowledged events of default.
     Any additional defaults under the prior senior credit facility would have allowed the lender to accelerate payments of any amounts due thereunder. If the lender accelerated the payment of the outstanding indebtedness under the prior senior credit facility, cross default provisions contained in the indenture governing the Company’s $125 million Convertible Subordinated Notes, due November 26, 2006, would have allowed either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes to provide the Company with notice of a default under the notes. Failure of the Company to repay the amounts outstanding under the prior senior credit facility within thirty days of the receipt of such notice would have resulted in an event of default under the Convertible Subordinated Notes. In that event, either the trustee or holders of 25% in interest of the aggregate outstanding principal amount of the notes could have accelerated the payment of all $125 million of the outstanding notes.
     Capital Lease Obligation
     In November 2006, the Company entered into a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments beginning November 1, 2007. Payments over the four year life of the agreement aggregate $1.1 million. The present value of such payments at December 31, 2007 is $0.9 million using an imputed interest rate of 11.3%.
     Future Minimum Payments
     Minimum principal payments on the Company’s debt and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2008	$7,846
2009	5,314
2010	5,260
2011	27,504
2012	—
Thereafter	—

$45,924

(9) LEASE COMMITMENTS
     The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2007, 2006 and 2005, was $8.0 million, $9.5 million and $10.0 million, respectively.
     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $1.2 million, $1.4 million and $1.2 million in 2007, 2006 and 2005, respectively, in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The future minimum lease payments under noncancelable operating and capital leases are summarized as follows (in thousands):

	Operating	Capital
Year Ending December 31,	Leases	Leases
2008	$7,928	$432
2009	6,477	363
2010	5,419	302
2011	5,121	—
2012	5,114	—
Thereafter	10,685	—

Total payments	$40,744	1,097

Less amounts representing interest		173

Principal balance at December 31, 2007		$924

(10) INCOME TAXES
     Income taxes have been provided in accordance with SFAS No. 109, “Accounting for Income Taxes.” Total income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 was allocated as follows (in thousands):

	2007	2006	2005
Earnings (loss) from continuing operations	$1,658	$1,165	$63
Earnings (loss) from discontinued operations	408	854	758
Gain on disposal of discontinued operations	—	—	—
Shareholders’ equity, compensation expense for tax purposes in excess of financial purposes	—	—	1
Effect of cumulative translation adjustment	—	(1)	2

	$2,066	$2,018	$824

     Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2007, 2006 and 2005 relate to the following jurisdictions (in thousands):

	2007	2006	2005
United States	$(9,775)	$(20,247)	$(190,189)
Foreign	4,348	(2,670)	(20,750)

	$(5,427)	$(22,917)	$(210,939)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The provision for income taxes attributable to continuing operations for the years ended December 31, 2007, 2006 and 2005 consists of the following (in thousands):

	2007	2006	2005
Current:
Federal	$130	$—	$—
State	—	—	159
Foreign	1,341	1,098	2,751

	1,471	1,098	2,910

Deferred:
Federal	(130)	—	(1,553)
State	—	—	(178)
Foreign	317	67	(1,116)

	187	67	(2,847)

Total	$1,658	$1,165	$63

     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax expense (benefit) for earnings (loss) from continuing operations (in thousands):

	2007	2006	2005
Statutory federal income tax rate	$(1,899)	$(8,021)	$(73,829)
State income taxes, net of federal benefit	(571)	(853)	(15)
Nondeductible goodwill	—	—	28,215
Change in deferred tax asset valuation allowance	565	(60,072)	42,358
IRC Sec. 382 limitation impacts	—	62,797	—
Loss on extinguishment of debt	2,325	3,516	—
Foreign taxes	1,207	821	—
Other, net	31	2,977	3,334

	$1,658	$1,165	$63

     The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	2007	2006
Deferred income tax assets:
Accounts payable and accrued expenses	$2,908	$2,641
Accrued payroll and related expenses	16,861	14,224
Deferred compensation	—	329
Depreciation	3,165	2,622
Non-compete agreements	560	779
Bad debts	2,244	1,893
Foreign operating loss carry-forward of foreign subsidiary	10,116	9,692
Federal operating loss carry-forward	11,830	11,944
Intangible assets	34,816	40,511
State operating loss carry-forwards	2,042	1,747
Other	5,280	4,688

Gross deferred tax assets	89,822	91,070
Less valuation allowance	79,805	79,240

Gross deferred tax assets net of valuation allowance	10,017	11,830

Deferred income tax liabilities:
Intangible assets	8,150	8,885
Capitalized software	1,166	2,057
Other	358	358

Gross deferred tax liabilities	9,674	11,300

Net deferred tax assets	$343	$530

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     SFAS No. 109 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.
     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2007, management has determined that based on all available evidence, a valuation allowance of $79.8 million is appropriate, as compared to a valuation allowance in the amount of $79.2 million as of the year ended December 31, 2006.
     As of December 31, 2007, the Company had approximately $33.8 million of U.S. federal loss carry-forwards available to reduce future taxable income. The loss carry-forwards expire through 2026.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carry-forwards. Of the $33.8 million of U.S. federal loss carry-forwards available to the Company, $24.7 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carry-forward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carry-forwards, $14.3 million in unexpired foreign tax credit carry-forwards, and $0.2 million in unexpired R&D credit carry-forward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets for the year ended December 31, 2006.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Liability for
Unrecognized
Tax Benefits
Balance at January 1, 2007	$1,834
Reductions for Tax Positions – Current Year	—
Additions for Tax Positions – Current Year	—

Balance at December 31, 2007	$1,834

The Company recognized interest expense of $0.3 million related to unrecognized tax benefits for the year ended December 31, 2007. The interest expense associated with unrecognized tax benefits is included as a component of

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
income before taxes. Accrued expenses at December 31, 2007 include $0.9 million for interest and penalties related to the liability for unrecognized tax benefits.
     For U.S. federal income tax purposes, as well as local country tax purposes in the jurisdictions where the Company operates, from time to time the Company takes positions under provisions of applicable tax law that are subject to varying interpretations. Certain of these tax positions may be subject to challenge by the applicable taxing authorities, including, in the U.S., the Internal Revenue Service, in Canada, Canada Revenue Agency, and in the United Kingdom, HM Revenue and Customs.
(11) EMPLOYEE BENEFIT PLANS
     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 25% of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $3,000 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $0.8 million in 2007, $1.2 million in 2006 and $1.0 million in 2005.
     The Company also maintained deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was less than $0.1 million in 2007 and approximately $0.1 million each year in 2006 and 2005. Net payments related to these deferred compensation arrangements were approximately $0.9 million, $0.7 million and $1.2 million in 2007, 2006 and 2005, respectively. As of December 31, 2007, there were no remaining balances related to these deferred compensation arrangements.
(12) SHAREHOLDERS’ EQUITY (DEFICIT)
     On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan, as amended, provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 14, 2010, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of the Company’s common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect the finances of the Company, interfere with the Company’s operations or business plans, or affect earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded
     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Company issued no preferred stock through December 31, 2006, except for the 124,094 shares of Series A convertible preferred stock issued in the exchange offer (see Note 8). The Company’s remaining, undesignated preferred stock (1 million shares authorized as of December 31, 2006) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
   (b) Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. Charges of $3.9 million are included in selling, general and administrative expenses in 2005 related to these retirement obligations. Selling, general, and administrative expenses in 2007 and 2006 includes $0.2 million and $0.3 million, respectively, related to the accretion of these obligations. At December 31, 2007, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $3.3 million, respectively, related to these obligations.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION
     The Company has two stock-based compensation plans: (1) the Stock Incentive Plan, and (2) the 2006 Management Incentive Plan. The Company also had an employee stock purchase plan which was terminated effective December 31, 2005.
     The Company’s Stock Incentive Plan, as amended, authorizes the grant of options or other stock-based awards, with respect to up to 1,237,500 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted through December 31, 2007 had five to seven year terms and vested and became fully exercisable on a ratable basis over one to five years of continued employment or service.
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
     During 2007, options aggregating 514,500 shares were granted to 68 non-executive employees of the Company. The options have an exercise price of $13.54 per share, expire seven years after their grant date and vest over three years, one-third on each of the first three anniversaries of the grant date.
     A summary of option activity as of December 31, 2007, and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
Options	Shares	(Per Share)	Term	($ 000’s)
Outstanding at January 1, 2007	490,375	$48.70
Granted	618,846	13.43
Exercised	(9,000)	6.29		$69
Forfeited	(70,798)	91.10
Expired	(51,967)	96.00

Outstanding at December 31, 2007	977,456	$21.17	5.78 years	$665

Exercisable at December 31, 2007	168,856	$62.69	2.82 years	$148

     The weighted-average grant date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $8.93 per share, $4.35 per share and $22.40 per share, respectively.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Nonvested stock awards representing 24,000 shares in the aggregate of the Company’s common stock were granted to six of the Company’s officers in February 2005 and 2,500 shares were granted to a senior management employee in March 2005, all such grants being pursuant to the Company’s Stock Incentive Plan and had an aggregate grant date fair value of $1.3 million. The total 26,500 nonvested shares granted were subject to service- based cliff vesting. The restricted awards vest three years following the date of the grant, subject to early vesting upon occurrence of certain events including a change of control, death, disability or involuntary termination of employment without cause. The restricted awards will be forfeited if the recipient voluntarily terminates his or her employment with the Company (or a subsidiary, affiliate or successor thereof) prior to vesting. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. As of December 31, 2007, former employees had cumulatively forfeited 24,000 nonvested common shares. The remaining 2,500 nonvested common shares become fully vested on March 4, 2008.
     During 2005, the Company made an option grant to Mr. David A. Cole, a Director of the Company. Mr. Cole received a non-qualified option to purchase 45,000 shares of the common stock of the Company at an exercise price of $31.60 per share, the closing price of the Company’s common stock on NASDAQ on July 29, 2005 the date of the option grant. Mr. Cole’s options were granted in two tranches, the first of which, representing the right to purchase 15,000 shares, vested in December 2005. The second tranche, representing the balance of the option is subject to specific performance criteria and will be exercisable as follows: (a) Tier 1, representing the right to purchase 10,000 shares, will become exercisable at any time if the Company attains a specified target common stock trading price of $45.00 per share or higher for 45 consecutive trading days; (b) Tier 2, representing the right to purchase an additional 10,000 shares, will become exercisable at any time if the Company attains a specified target common stock trading price of $65.00 per share or higher for 45 consecutive trading days after; and (c) Tier 3, representing the right to purchase an additional 10,000 shares, will become exercisable at any time if the Company attains a specified target common stock trading price of $80.00 or higher for 45 consecutive trading days. Unless sooner terminated, the option will expire on July 29, 2012. During the years ended December 31, 2007 and 2006, the Company recognized compensation expense of $0.2 million each year related to Mr. Cole’s 2005 option grant.
     During 2005, in connection with his joining the Company as its President and Chief Executive Officer, the Company made an inducement option grant outside of its existing stock-based compensation plans to Mr. James B. McCurry. Mr. McCurry’s options were granted in two tranches, the first of which, representing the right to purchase 50,000 shares, vested in December 2005. The second tranche was subject to specific performance criteria and became exercisable in three tiers of 50,000 shares each, as follows: Tier 1 would have become exercisable at any time after July 29, 2006, if the closing market price per share of the Company’s common stock was $45.00 or higher for 45 consecutive trading days after July 29, 2006. Tier 2 would have become exercisable at any time after July 29, 2007, if the closing market price per share of the Company’s common stock was $65.00 or higher for 45 consecutive trading days after July 29, 2007. Tier 3 would have become exercisable at any time after July 29, 2008, if the closing market price per share of the Company’s common stock was $80.00 or higher for 45 consecutive trading days after July 29, 2008. These options were to expire on July 29, 2012 and had an exercise price of $31.60 per share, the closing price of the common stock on NASDAQ on July 29, 2005 the date of the option grant. On September 29, 2006, Mr. McCurry voluntarily surrendered for cancellation his option to purchase all shares under the grant, thus causing an acceleration of the related compensation costs under SFAS No. 123(R). During the year ended December 31, 2006, the Company recognized compensation expense of $2.6 million related to Mr. McCurry’s inducement option grant. Had Mr. McCurry not voluntarily surrendered his option grant, the related compensation expense for the year ended December 31, 2006 would have been $1.5 million less.
     During 2005, the Company also made an inducement option grant outside of its existing stock-based compensation plans to Mr. Peter Limeri, the Company’s Chief Financial Officer. Mr. Limeri received an option to purchase 50,000 shares of the common stock of the Company at an exercise price of $2.80 per share, the closing price of the Company’s common stock on NASDAQ on November 11, 2005 the date of the option grant. Mr. Limeri’s options were granted in two tranches, the first of which, pertaining to 12,500 shares vests over four years. The second tranche is subject to specific performance criteria and becomes exercisable in three tiers of 12,500 shares each upon the attainment of the same performance criteria as Mr. McCurry’s inducement option grant. The total estimated fair value of Mr. Limeri’s inducement option grant was less than $0.1 million which is being recognized as compensation expense over a three year period.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vest ratably over approximately the following eighteen months with the awards to be fully vested on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A convertible preferred stock. During 2006, an additional 122,073 Performance Units with aggregate grant date fair values of $1.6 million were granted as a result of this automatic adjustment provision.
     On March 28, 2007, an additional executive officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The award had a grant date fair value of $0.3 million and vests ratably over four years. During 2007, an additional 1,436,484 Performance Units with aggregate grant date fair values of $24.0 million were granted to the eight executive officers of the Company as a result of the automatic adjustment provision related to the conversions of convertible securities into common stock.
     All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense of $19.6 million and $3.4 million during the years ended December 31, 2007 and 2006, respectively, related to these 2006 MIP Performance Unit awards, including $17.7 million and $1.0 million, respectively, related to the automatic adjustments. The amount of compensation recognized was based on the assumption that none of the Performance Unit awards would be forfeited. As of December 31, 2007, a total of 2,260,858 Performance Unit awards were outstanding with an aggregate intrinsic value of $19.4 million. A total of 2,038,621 Performance Units are fully vested with an aggregate intrinsic value of $17.5 million.
     During the years ended December 31, 2007, 2006 and 2005, stock-based compensation charges aggregated $21.0 million, $6.4 million and $0.4 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2007, there was $7.8 million of unrecognized stock-based compensation expense related to stock options, nonvested stock and Performance Unit awards which is expected to be recognized over a weighted average period of 1.84 years.
     Effective May 15, 1997, the Company established an employee stock purchase plan (the “ESPP”) pursuant to Section 423 of the Internal Revenue Code of 1986, as amended. The ESPP covered 262,500 shares of the Company’s common stock, which could be authorized unissued shares, or shares reacquired through private purchase or purchases on the open market. Under the ESPP, employees could contribute up to 10% of their compensation towards the semiannual purchase of stock. The employee’s purchase price was 85 percent of the fair market price on the first business day of the purchase period. The Company was not required to recognize compensation expense related to this ESPP. During 2005, approximately 146,000 shares were issued under the ESPP. Effective December 31, 2005, the Company terminated the Plan.
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Management believes that the carrying amounts for cash and cash equivalents, receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll and related expenses, refund liabilities, deferred revenues, noncurrent compensation obligations and other long-term liabilities approximate their fair values.
     The carrying value of the Senior Notes, Senior Convertible Notes, and Series A convertible preferred stock at December 31, 2006 was $43.8 million, $68.0 million, and $11.2 million, respectively. Such carrying amounts were primarily derived from the estimated fair values of these instruments as of March 17, 2006, the date of their issuance. Due to significant changes in internal and external factors which impact the estimated fair values of these instruments, including the significant changes in the market value of the Company’s common stock, management determined that it was not practicable to determine the fair value of these instruments as of December 31, 2006.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The carrying value of current and noncurrent portions of debt and capital lease obligations as of December 31, 2007 amounted to $7.8 million and $38.1 million, respectively. Management believes that such carrying values of these instruments provide a reasonable estimate as to their fair values as of December 31, 2007.
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
(16) WORKFORCE REDUCTION AND RESTRUCTURING
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. As of December 31, 2005, the Company had recorded an $11.2 million charge related to the restructuring, $9.6 million of which was for severance pay and benefits costs pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and $1.6 million of which related to early termination of operating leases recorded in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” As of December 31, 2005, the Company had accrued $1.2 million of early lease termination costs and leasehold improvement impairment charges of $0.4 million related to these leases. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs. In 2007, the Company recorded additional restructuring charges for early lease termination costs of $1.3 million and leasehold improvement impairment charges of $0.3 million.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The operational restructuring plan as originally contemplated and approved in 2005 has been completed. The following table summarizes activity by reporting segment associated with the workforce reduction and restructuring liabilities (in thousands) as of December 31, 2007:

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate	Restructuring
	Services	Services	Support	Liabilities
Balance as of January 1, 2005				$—
2005 Accruals:
Severance and related	$425	$3,707	$5,454	9,586
Lease termination costs	—	397	812	1,209
Non cash impairment charges	—	235	137	—
2005 Payments				(2,962)

Balance as of December 31, 2005				7,833
2006 Accruals:
Severance and related	484	1,197	531	2,212
Lease termination costs	—	—	1,372	1,372
Non cash impairment charges	—	—	546	—
2006 Payments				(8,751)
2006 Allocations				1,262

Balance as of December 31, 2006				3,928
2007 Accruals:
Lease termination costs	—	—	1,300	1,300
Non cash impairment charges	—	—	344	344
2007 Payments				(2,015)
2007 Allocations				872

Balance as of December 31, 2007				$4,429

Cumulative charges	$909	$5,536	$10,496

     Allocations reflected above primarily relate to the reclassification of operating lease liabilities which had already been recorded in accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.”

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A. Controls and Procedures
a) The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

b) The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President, Chairman of the Board and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.
c) There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
d) Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRG Schultz International, Inc.
Atlanta, Georgia
We have audited PRG Schultz International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PRG Schultz International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, PRG Schultz International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRG Schultz International, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ BDO Seidman, LLP
March 12, 2008
ITEM 9B. Other Information.
     None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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

Securities Authorized for Issuance Under Equity Compensation Plans
     The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2007.
Equity Compensation Plan Information
As of December 31, 2007

		Weighted-average exercise	Number of securities remaining
	Number of securities to be issued	price of outstanding	available for future issuance under
	upon exercise of outstanding	options, warrants and	equity compensation plans (excluding
Plan category	options, warrants and rights	rights (1)	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Options	927,456	$22.47	97,967
Share awards (2)	1,356,515	—	77,794
Equity compensation plans not approved by security holders (3)	50,000	2.80	—

Total	2,333,971	$21.17	175,761

(1)	Excludes impact of restricted stock and share awards which is $0.00 per share.

(2)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.

(3)	Inducement Option Grant – See Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a)	Documents filed as part of the report

(1)	Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 45.
(2)	Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	S-1
(3)	Exhibits

Exhibit
Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.6.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

+10.1	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

+10.2	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

+10.3	Discussion of Management and Professional Incentive Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Form 10-K for the year ended December 31, 2000).

+10.4	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.5	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.6	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.6.1	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

+10. 7	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.8	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.9	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.9.1	Amendment to Investor Rights Agreement dated March 28, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.10	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Blum Strategic Partners II, L.P. and other affiliates of Blum Capital Partners, LP (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.11	Registration Rights Agreement, dated as of August 27, 2002, by and between PRG-Schultz International, Inc., Berkshire Fund V, LP and Berkshire Investors LLC (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

+10.12	PRG Schultz International, Inc. 2004 Executive Incentive Plan as approved by shareholders on May 18, 2004 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2004).

Exhibit
Number	Description

+10.13	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

*10.14	Medicare & Medicaid Services Contract dated March 7, 2005 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

*10.15	Stipulation of Settlement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31, 2005).

10.15.1	Supplement to Settlement Agreement dated as of February 8, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

+10.16	Amended and Restated Employment Agreement between Registrant and Mr. James B. McCurry, dated as of December 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2007).

+10.17	Retainer Agreement between Registrant and Mr. David A. Cole, dated as of July 20, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on July 25, 2005).

+10.17.1	Amendment to Retainer Agreement with David A. Cole dated October 19, 2005 (incorporated by reference to Exhibit 10.67 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.18	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

10.18.1	First Amendment to Separation and Release Agreement with John M. Cook dated March 16, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on March 22, 2006).

10.19	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

10.19.1	First Amendment to Separation and Release Agreement with John M. Toma dated March 16, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed on March 22, 2006).

10.20	Separation and Release Agreement between Registrant and Mr. Richard J. Bacon, dated as of October 25, 2005 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended September 30, 2005).

10.21	Release Agreement and Covenant Not to Sue between Registrant and Mr. James E. Moylan, Jr., effective as of February 18, 2006. (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K for the year ended December 31, 2006).

+10.22	Employment Agreement between the Registrant and Peter Limeri entered into on November 11, 2005 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on November 17, 2005).

10.23	Amended and Restated Standstill Agreement, dated as of July 16, 2007, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2007).

10.24	Vesting on December 15, 2005 of certain employee stock options outstanding as of November 30, 2005 (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.25	Credit Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.26	Security Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.27	Pledge Agreement dated December 23, 2005 among the Registrant, certain of its U.S. subsidiaries, Petrus Securities L.P., ParkCentral Global Hub Limited, Blum Strategic Partners II GmbH & Co. Kg. and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.28	Restructuring Support Agreement dated December 23, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.28.1	Amended and Restated Restructuring Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

Exhibit
Number	Description

+10.29	Employment Agreement with Larry Robinson dated January 1, 2006 (incorporated by reference to Exhibit 10.68 to the Registrant’s Form 10-K for the year ended December 31, 2005).

+10.30	Employment Agreement with Brad Roos dated June 1, 2001 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-K for the year ended December 31, 2005).

+10.31	Expatriate Assignment Agreement with Brad Roos (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 14, 2008).

10.32	Houlihan Lokey Agreement dated October 21, 2005 (incorporated by reference to Exhibit 10.71 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.32.1	Amendment Letter with Houlihan Lokey dated February 1, 2006 (incorporated by reference to Exhibit 10.72 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.33	Rothschild Inc. Agreement dated as of September 14, 2005 (incorporated by reference to Exhibit 10.73 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.33.1	Letter Agreement with Rothschild Inc. dated February 1, 2006 (incorporated by reference to Exhibit 10.74 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.34	Registration Rights Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.35	Amended and Restated Financing Agreement dated September 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 21, 2007).

10.36	Security Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.37	2006 Performance Bonus Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.38	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.38.1	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.38.2	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2007).

+10.39	Employment Agreement with Norman Lee White, dated June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 20, 2006).

+10.40	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 18, 2007).

10.41	Option Termination Agreement with James B. McCurry dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 5, 2006).

+*10.42	2007 Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP

23.2	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2007.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2007.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2007.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

+	Designates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.

By:	/s/ JAMES B. MCCURRY James B. McCurry
President, Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	March 10, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES B. MCCURRY James B. McCurry	President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 10, 2008

/s/ PETER LIMERI Peter Limeri	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2008

/s/ ROBERT B. LEE Robert B. Lee	Controller (Principal Accounting Officer)	March 10, 2008

/s/ DAVID A. COLE David A. Cole	Director	March 10, 2008

/s/ PATRICK G. DILLS Patrick G. Dills	Director	March 10, 2008

/s/ N. COLIN LIND N. Colin Lind	Director	March 10, 2008

/s/ PHILIP J. MAZZILLI, JR. Philip J. Mazzilli, Jr.	Director	March 10, 2008

/s/ STEVEN P. ROSENBERG Steven P. Rosenberg	Director	March 10, 2008

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(In thousands)

		Additions	Deductions
		Charge
	Balance at	(Credit) to	Credit to	Balance at
	Beginning	Costs and	the respective	End of
Description	of Year	Expenses	receivable (1)	Year
2007
Allowance for doubtful accounts receivable	$1,795	(961)	(8)	$826
Allowance for doubtful employee advances and miscellaneous receivables	$1,306	525		$1,831
Deferred tax valuation allowance	$79,240	565		$79,805
2006
Allowance for doubtful accounts receivable	$2,638	(590)	(253)	$1,795
Allowance for doubtful employee advances and miscellaneous receivables	$2,974	460	(2,128)	$1,306
Deferred tax valuation allowance	$139,312	(60,072)		$79,240
2005
Allowance for doubtful accounts receivable	$2,160	1,190	(712)	$2,638
Allowance for doubtful employee advances and miscellaneous receivables	$3,333	540	(899)	$2,974
Deferred tax valuation allowance	$96,954	42,358		$139,312

(1)	Write-offs, net of recoveries

S-1