Form 10-Q
period 2008-03-31
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2008-05-12
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Registrant‘s telephone number, including area code: (770) 779-3900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at May 1, 2008 were 21,819,516.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Revenues	$48,263	$57,030
Cost of revenues	30,252	37,241

Gross margin	18,011	19,789

Selling, general and administrative expenses	12,843	13,682

Operating income	5,168	6,107

Interest expense, net	(991)	(4,141)

Earnings from continuing operations before income taxes and discontinued operations	4,177	1,966

Income taxes	593	531

Earnings from continuing operations before discontinued operations	3,584	1,435

Discontinued operations (Note B):
Earnings from discontinued operations, net of income taxes	—	88

Net earnings	$3,584	$1,523

Basic earnings per common share (Note C):
Earnings from continuing operations before discontinued operations	$0.17	$0.15
Earnings from discontinued operations	—	0.01

Net earnings	$0.17	$0.16

Diluted earnings per common share (Note C):
Earnings from continuing operations before discontinued operations	$0.16	$0.12
Earnings from discontinued operations	—	0.01

Net earnings	$0.16	$0.13

Weighted-average common shares outstanding (Note C):
Basic	21,524	8,373

Diluted	22,843	12,164

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$19,440	$42,364
Restricted cash	83	—
Receivables:
Contract receivables, less allowances of $821 in 2008 and $826 in 2007
Billed	44,940	30,251
Unbilled	4,875	6,440

	49,815	36,691
Employee advances and miscellaneous receivables, less allowances of $2,004 in 2008 and $1,831 in 2007	366	1,118

Total receivables	50,181	37,809

Prepaid expenses and other current assets	2,461	2,676
Deferred income taxes	—	64

Total current assets	72,165	82,913

Property and equipment, at cost	41,398	41,148
Less accumulated depreciation and amortization	(33,804)	(33,113)

Property and equipment, net	7,594	8,035

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $9,279 in 2008 and $8,728 in 2007	20,621	21,172
Unbilled receivables	1,546	2,072
Deferred income taxes	144	279
Other assets	3,287	3,367

	$109,957	$122,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,046	$16,117
Accrued payroll and related expenses	41,079	31,435
Refund liabilities	8,375	9,897
Deferred revenue	751	620
Current portions of debt obligations	5,289	7,846

Total current liabilities	68,540	65,915

Long term debt (Note H)	18,320	38,078
Noncurrent compensation obligations	8,967	8,548
Refund liabilities	1,276	1,676
Other long-term liabilities	5,683	5,872

Total liabilities	102,786	120,089

Shareholders’ equity (Note D):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 22,100,090 in 2008 and 2007	221	221
Additional paid-in capital	607,831	605,592
Accumulated deficit	(555,434)	(559,018)
Accumulated other comprehensive income	3,263	4,264
Treasury stock, at cost; 576,453 shares in 2008 and 2007	(48,710)	(48,710)

Total shareholders’ equity	7,171	2,349

Commitments and contingencies (Note I)	$109,957	$122,438

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$3,584	$1,523
Earnings from discontinued operations	—	88

Earnings from continuing operations	3,584	1,435
Adjustments to reconcile earnings from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,401	2,011
Amortization of debt discount, premium and deferred loan costs	194	492
Stock-based compensation costs	3,034	2,734
Loss on sale of property, plant and equipment	8	92
Deferred income taxes	199	359
Changes in assets and liabilities:
Restricted cash	(80)	104
Billed receivables	(13,982)	3,904
Unbilled receivables	2,091	2,285
Prepaid expenses and other current assets	206	363
Other assets	(78)	28
Accounts payable and accrued expenses	(4,230)	(5,197)
Accrued payroll and related expenses	9,515	(10,485)
Refund liabilities	(1,922)	208
Deferred revenue	130	159
Noncurrent compensation obligations	(376)	(372)
Other long-term liabilities	(137)	(111)

Net cash used in operating activities	(443)	(1,991)

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(417)	(358)

Net cash used in investing activities	(417)	(358)

Cash flows from financing activities:
Net repayments of debt	(22,315)	(9,580)
Payments for deferred loan cost	(30)	(203)

Net cash used in financing activities	(22,345)	(9,783)

Cash flows from discontinued operations:
Operating cash flows	—	(46)
Investing cash flows	—	(37)

Net cash used in discontinued operations	—	(83)

Effect of exchange rates on cash and cash equivalents	281	188

Net change in cash and cash equivalents	(22,924)	(12,027)

Cash and cash equivalents at beginning of period	42,364	30,228

Cash and cash equivalents at end of period	$19,440	$18,201

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,133	$6,986

Cash paid during the period for income taxes, net of refunds	$874	$318

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(Unaudited)
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     Certain reclassifications have been made to the 2007 amounts to conform to the presentation in 2008. These reclassifications include the reclassification of the Company’s Meridian VAT reclaim (“Meridian”) business unit as discontinued operations (see Note B).
     During the first quarter of 2008, management revised its estimation of expected refund rates. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. Management does not expect that the change in estimate will have a material impact on future period results.
     New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value.
Level 1: quoted price (unadjusted) in active markets for identical assets
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument
Level 3: inputs to the valuation methodology are unobservable for the asset or liability
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
goodwill and other intangible asset impairment testing. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 included cash equivalents of $14.1 million which were valued based on Level 1 inputs and debt and capital lease obligations of $23.6 million which were valued based on Level 2 inputs.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The adoption by the Company of SFAS No. 159 effective January 1, 2008 did not have any material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.
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
Note B — Discontinued Operations
     The following table summarizes the components of earnings from discontinued operations for the three-month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Revenues	$—	$9,878

Operating income from discontinued operations	—	612
Gain (loss) on disposal of discontinued operations	—	—

	—	612
Income tax expense	—	524

Earnings from discontinued operations	$—	$88

     Substantially all of the results from discontinued operations in the first quarter 2007 relate to the Meridian VAT reclaim business which was sold on May 30, 2007 to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In addition to amounts already paid by Averio at the closing of the sale and on December 31, 2007, the sale agreement required Averio to pay the Company €1.5 million (Euros) each year on December 31, 2008 and 2009. However, the additional payments owed were contingent upon certain “place of supply” legislation remaining in effect in the European Union without amendment prior to the relevant payment date. During the quarter ended March 31, 2008, the place of supply legislation was amended and, as a result, Averio is not required to make the additional payments under the terms of the sale agreement.
     Note C — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per common share:
Numerator for earnings per common share calculations:
Earnings from continuing operations before discontinued operations	$3,584	$1,435
Preferred dividends	—	(158)

Earnings for purposes of computing basic earnings per common share from continuing operations	3,584	1,277
Earnings from discontinued operations	—	88

Earnings for purposes of computing basic net earnings per common share	$3,584	$1,365

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding during the period	21,524	8,373

Basic earnings per common share:
Earnings from continuing operations before discontinued operations	$0.17	$0.15
Earnings from discontinued operations	—	0.01

Net earnings	$0.17	$0.16

	Three Months Ended
	March 31,
	2008	2007
Diluted earnings per common share:
Numerator for earnings per common share calculations:
Earnings from continuing operations before discontinued operations	$3,584	$1,435
Preferred dividends	—	—

Earnings for purposes of computing diluted earnings per common share from continuing operations	3,584	1,435
Earnings from discontinued operations	—	88

Earnings for purposes of computing diluted net earnings per common share	$3,584	$1,523

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding during the period	21,524	8,373
Effect of dilutive securities:
Incremental shares from stock-based compensation plans	1,319	452
Incremental shares from conversion of convertible preferred stock	—	3,339

Denominator for diluted earnings per common share	22,843	12,164

Diluted earnings per common share:
Earnings from continuing operations before discontinued operations	$0.16	$0.12
Earnings from discontinued operations	—	0.01

Net earnings	$0.16	$0.13

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended March 31, 2008 and 2007, options to purchase 0.8 million shares and 0.3 million shares, respectively, of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods. For the three months ended March 31, 2007, 9.6 million shares related to convertible notes were excluded from the calculation of diluted earnings per common share due to their antidilutive effect.
Note D — Stock-Based Compensation
     The Company currently has two stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, and (2) the 2006 Management Incentive Plan (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 Equity Incentive Plan, which is subject to shareholder approval. To date, no awards have been granted under the 2008 Equity Incentive Plan.
     During the first quarter of 2007, one senior officer of the Company was granted 20,000 Performance Units under the 2006 Management Incentive Plan (the “2006 MIP”). The award had a grant date fair value of $0.3 million and vests ratably over four years. No other awards were granted during the first quarter of 2008 or 2007 under either of the Company’s Plans and no options were exercised.
     During the 2007 first quarter, Performance Units outstanding under the 2006 MIP increased by 97,183 as a result of anti-dilution adjustments that occurred automatically pursuant to the terms of the 2006 MIP as the Company’s convertible securities were converted into common stock.
     As of March 31, 2008, a total of 2,260,858 Performance Units were outstanding, 2,226,000 of which were vested. On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million.
     Selling, general and administrative expenses for the three months ended March 31, 2008 and 2007 include $3.0 million and $2.7 million, respectively, related to stock-based compensation charges. At March 31, 2008, there was $4.8 million of unrecognized stock-based compensation expense related to stock options and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted average period of 2.04 years.
Note E — Operating Segments and Related Information
     The Company is comprised of the following reportable operating segments:
Domestic Accounts Payable Services
     The Domestic Accounts Payable Services segment represents business conducted in the United States of America (“USA”).
International Accounts Payable Services
     The International Accounts Payable Services segment represents business conducted in countries other than the USA.
Corporate Support
     The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Accounts Payable Services segments in a category referred to as corporate support.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges, stock-based compensation, intangible asset impairment charges and severance charges viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the three months ended March 31, 2008 and 2007 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
Quarter Ended March 31, 2008
Revenues	$28,214	$20,049	$—	$48,263

EBITDA	$9,384	$3,784	$(6,599)	$6,569
Stock-based compensation	—	—	3,034	3,034

Adjusted EBITDA	$9,384	$3,784	$(3,565)	$9,603

Quarter Ended March 31, 2007
Revenues	$37,004	$20,026	$—	$57,030

EBITDA	$13,022	$2,351	$(7,255)	$8,118
Stock-based compensation	—	—	2,734	2,734

Adjusted EBITDA	$13,022	$2,351	$(4,521)	$10,852

     The following table reconciles earnings from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the three month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months
	Ended
	March 31,
	2008	2007
Earnings from continuing operations before discontinued operations	$3,584	$1,435

Income taxes	593	531
Interest, net	991	4,141
Depreciation and amortization	1,401	2,011

EBITDA	6,569	8,118

Stock-based compensation	3,034	2,734

Adjusted EBITDA	$9,603	$10,852

     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the three months ended March 31, 2007 has been reclassified to conform to the 2008 presentation.
Note F — Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2008 and 2007, the Company’s consolidated comprehensive income was $2.6 million and $1.7 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note G — Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At March 31, 2008 and December 31, 2007, the Company had cash and cash equivalents of $19.4 million and $42.4 million, respectively, of which cash equivalents represent approximately $14.1 million and $37.0 million, respectively. The Company had $13.0 million and $36.7 million in cash equivalents at U.S. banks at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, certain of the Company’s international subsidiaries held $1.1 million and $0.3 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at March 31, 2008 were held in Canada.
Note H — Long Term Debt
     Total debt outstanding at March 31, 2008 was $23.6 million and included a $22.8 million outstanding balance on a variable rate term loan due 2011 and a $0.8 million capital lease obligation.
     The Company reduced the balance on its term loan by $22.2 million during the first quarter of 2008. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15 million. In March 2008, the Company completed an amendment of its credit facility, permitting up to $15 million of the term loan balance to be pre-paid without penalty and increasing the borrowing capacity under the revolver portion of the facility by $10 million. At March 31, 2008, there were no borrowings outstanding under the revolver portion of the Company’s credit facility.
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. Also during the first quarter of 2007, the Company repaid $9.6 million of its term loan.
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

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At March 31, 2008, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $2.9 million, respectively, related to these obligations.
Operational Restructuring Obligations
     In 2005, 2006 and 2007, the Company incurred various costs, principally severance and early lease termination costs, associated with an operational restructuring plan. No costs incurred during the three months ended March 31, 2008 or 2007 were classified and reported by the Company as operational restructuring expenses. However, payments related to previously accrued restructuring obligations will continue into future years. As of March 31, 2008, accounts payable and accrued expenses and other long-term liabilities include $0.8 million and $3.4 million related to operating leases terminated or exited early.

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
     Beginning with the fourth quarter of 2007, the Company segregated Accounts Payable Services into two reportable operating segments — Domestic and International. The Domestic and International Accounts Payable Services segments principally consist of services that entail the review of client accounts payable disbursements to identify and recover overpayments. These operating segments include accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies, including the Centers for Medicare and Medicaid Services (“CMS”). The Company conducts business in North America, South America, Europe, Australia and Asia.
     The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) the nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee or a rate per hour or per unit of usage for the rendering of that service.
     Medicare
     On March 29, 2005, the Company announced that the Centers for Medicare & Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The contract was awarded as part of a demonstration program by CMS to recover overpayments and underpayments through the use of recovery auditing. The three-year contract was effective on March 28, 2005 and expired on March 27, 2008. To fully address the range of payment recovery opportunities under the CMS demonstration project contract, the Company sub-contracted with Concentra Preferred Systems, Inc., a business unit of Concentra Network Services, now Viant, Inc. (“Viant”), the nation’s largest provider of specialized cost containment services for the healthcare industry, to add Viant’s clinical experience to the Company’s expertise in recovery audit services.
     The Company began to incur capital expenditures and employee compensation costs related to the CMS demonstration project contract in 2005. Such capital expenditures and employee compensation costs continued to be incurred throughout 2006 and 2007 as the Company continued to build this business. During the second quarter of 2007, the Company’s CMS demonstration project contract was amended to include recovery audit services for the State of Arizona’s Medicare spending. Revenues from the auditing of Medicare payments made in California made a small contribution to the Company’s overall revenues in the quarter ended March 31, 2008. As agreed with CMS, following the repayment to CMS of fees relating to certain of the Company’s audit determinations, there will be no additional revenues to the Company or repayments to CMS relating to the CMS demonstration project contract.

     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the demonstration project and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On October 19, 2007, CMS issued a Request for Proposal (“RFP”), which included a deadline for response of no later than November 19, 2007, and a planned initial rollout beginning April 1, 2008. The RFP contains certain terms that are significantly different from the terms applicable to the Medicare recovery audit demonstration project. For instance, the RFP requires participating recovery audit contractors to repay to CMS the contingency fee associated with any claim that is subsequently overturned at any level of appeal. Due to the uncertainties inherent in the Medicare recovery audit program, it is difficult to assess the overall impact of the proposed national rollout of recovery auditing of Medicare spending on the Company’s business. Nevertheless, management believes that should it participate in the national rollout of Medicare auditing the Company will have the opportunity to continue and expand its Medicare audit recovery business. However, the continuation and expansion of the Company’s Medicare recovery audit services is subject to numerous risks and variables, including the timing, terms and rollout schedule of the national expansion by CMS and changes in the political, legislative and regulatory environment. For example, on November 7, 2007, CMS significantly modified the RFP to, among other things, introduce provisions which limit the scope of the Medicare payments to be reviewed by participating recovery audit contractors to those made on or after October 1, 2007. The amendment also extended the deadline for response to the RFP. The Company submitted its proposal responding to the RFP on December 14, 2007, before the applicable deadline. To date, CMS has not announced its preferred recovery audit contractors for the four regions to be covered by new contracts and the most recent information made available by CMS indicates that it plans to announce its selections this month (May 2008). The Company will not have Medicare audit revenues for up to nine months after the new recovery audit contracts are awarded, if ever. Nevertheless, the Company continues to incur significant expenses to maintain its Medicare audit capabilities in anticipation of the national rollout of Medicare recovery auditing.
     CMS’s recovery audit contractor program is designed, among other things, to recover improper payments made to healthcare providers such as hospitals and physicians’ practices. These providers, both individually and collectively through provider associations, have sought and will likely continue to seek to end or severely limit this legislatively mandated program. The recovery audit program generally and recovery audit contractors, including the Company, have been and will likely continue to be the subject of complaints by health care providers and their associations, and efforts, including political pressures, to end or limit CMS’s recovery audit program are likely to continue for the foreseeable future. These complaints and pressures could lead to additional program changes and limitations or to the discontinuation of CMS’s recovery audit program entirely. As an example of the impact of such efforts and pressures, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s recovery audit program and calling for an assessment of the program by the U.S. Government Accountability Office. To date, such legislation has not been passed. Although it is difficult to assess the prospects for the success of any particular legislative or other effort to limit or end the recovery audit program at this time, management believes that opposition efforts are likely to continue as long as the program is successful at recovering meaningful amounts of improper payments made to healthcare providers.
     Despite the end to the Medicare recovery audit demonstration project on March 27, 2008 and the uncertainties inherent in the Medicare recovery audit program, generally, including those relating to the rollout of the program to all 50 states as mandated by Congress, management believes it has an opportunity to significantly expand its Medicare audit recovery business if it participates in the national rollout.
Critical Accounting Policies
     The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain of these accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.
     During the first quarter of 2008, management revised its estimation of expected refund rates. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. Management does not expect that the change in estimate will have a material impact on future period results.
     New Accounting Standards
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value.
Level 1: quoted price (unadjusted) in active markets for identical assets
Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument
Level 3: inputs to the valuation methodology are unobservable for the asset or liability
     SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.
     Relative to SFAS 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill and other intangible asset impairment testing. Assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 included cash equivalents of $14.1 million which were valued based on Level 1 inputs and debt and capital lease obligations of $23.6 million which were valued based on Level 2 inputs.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This standard permits an entity to choose to measure certain financial assets and liabilities at fair value. SFAS No. 159 also revises provisions of SFAS No. 115 that apply to available-for-sale and trading securities. This statement is effective for fiscal years beginning after November 15, 2007. The adoption by the Company of SFAS No. 159 effective January 1, 2008 did not have any material impact on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.
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
Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
Revenues	100.0%	100.0%
Cost of revenues	62.7	65.3

Gross margin	37.3	34.7

Selling, general and administrative expenses	26.6	24.0

Operating income	10.7	10.7

Interest expense, net	(2.1)	(7.2)

Earnings from continuing operations before income taxes and discontinued operations	8.6	3.5
Income taxes	1.2	1.0

Earnings from continuing operations before discontinued operations	7.4	2.5
Earnings from discontinued operations	—	0.2

Net earnings	7.4%	2.7%

     Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007
     Accounts Payable Services
     Revenues. Domestic and International Accounts Payable Services revenues for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	2008	2007
Domestic Accounts Payable Services revenue	$28.2	$37.0
International Accounts Payable Services revenue	20.1	20.0

Total Accounts Payable Services revenue	$48.3	$57.0

     For the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007, total Accounts Payable Services revenues decreased approximately 15.3%. The Company’s Domestic Accounts Payable Service revenue declined by $8.8 million, or 23.8%, when comparing the first quarter of 2008 to the first quarter of 2007. Management believes this year over year quarterly decline was related to several factors, including an abnormal increase in revenues recorded in the first quarter of 2007 resulting from a February 2007 compensation plan change in the Domestic Accounts Payable Services business. Additionally, this decline is consistent with a number of long term trends impacting Domestic Accounts Payable Services revenues. First, fewer claims are being processed as a result of improved client processes and the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services. Furthermore, the Company has observed that with the passage of time numerous clients make fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These trends are expected to continue, and as a result, revenues from the Domestic Accounts Payable Services segment are likely to decline for the foreseeable future. Revenues in the International Accounts Payable business for the period ended March 31, 2008 were $20.1 million which are basically flat when compared to the same period in 2007.
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
     In addition, the Company intends to continue to focus on its business within the health care industry and assuming it participates in the proposed expansion of Medicare recovery auditing to all 50 states, particularly its Medicare recovery audit services. In 2005, CMS, the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The three-year contract, expired on March 27, 2008. The Company began generating revenue from the California Medicare audit in 2006 and revenue from Medicare auditing made small contributions to the Company’s first quarter results in 2008 and 2007. As agreed with CMS, following the repayment to CMS of fees relating to certain of the Company’s audit determinations, there will be no additional revenues to the Company or repayments to CMS relating to the Medicare recovery audit contract that expired March 27, 2008.
     In late 2006, legislation was passed that mandated that recovery audit of Medicare be extended to all 50 states by January 1, 2010. In October 2007, CMS issued a request for proposal (“RFP”) relating to the national rollout of the Medicare recovery audit program and the Company submitted its proposal on December 14, 2007. The RFP and the associated Statement of Work divide the country into four geographic regions. To date, CMS has not announced its preferred recovery audit contractors for the four regions to be covered by new contracts and the most recent information made available by CMS indicates that it plans to announce its selections this month (May 2008). Due to the uncertainties inherent in the Medicare recovery audit program, it is difficult to assess the overall impact of the proposed national rollout of recovery auditing of Medicare spending on the Company’s business. Furthermore, as discussed above, the Company will not have Medicare audit revenues for up to nine months after the new recovery audit contracts are awarded, if ever. Nevertheless, management believes that, should it participate in the national rollout of Medicare auditing, the Company will have the opportunity to expand its Medicare recovery audit business.
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

     Domestic and International Accounts Payable Services COR for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	2008	2007
Domestic Accounts Payable Services COR	$15.7	$21.8
International Accounts Payable Services COR	14.6	15.4

Total Accounts Payable Services COR	$30.3	$37.2

     COR for the Accounts Payable Services business was $30.3 million or, 62.7%, of revenue for the quarter ended March 31, 2008, compared to COR of $37.2 million, or 65.3% of revenue, for the same period in 2007. This represents a decrease of $6.9 million and a margin improvement (based on the percentage of revenue) of 2.7%. Also included in the period ended March 31, 2008 was approximately $0.3 million of severance and compensation plan transition costs compared to $0.9 million for the same period of 2007.
     COR for Domestic Accounts Payable Services was $15.7 million, or 55.7% of revenue, for the period ended March 31, 2008. That compares to $21.8 million, or 58.9% of revenue, for the same period in 2007, a decrease of $6.1 million and a margin improvement (based on a percentage of revenue) of 3.2%. COR for International Accounts Payable Services was $14.6 million, or 72.6% of revenue, for the period ended March 31, 2008. That compares to $15.4 million, or 77.0% of revenue, for the same period in 2007, a decrease of $0.8 million and a margin improvement (based on a percentage of revenue) of 4.4%.
     The improvement in COR for both the Domestic and International Accounts Payable Services was primarily related to the Company’s strategy of focusing its efforts and resources on its largest clients while exiting its smaller unprofitable clients. The ongoing execution of this strategy continues to have a positive impact on gross margin as a percent of revenue.
     The Company continues to incur significant expenses to maintain its Medicare audit capabilities in anticipation of the national rollout of Medicare recovery auditing to all 50 states as previously disclosed and discussed above. Management continues to evaluate the appropriate level of expenditures in support of its Medicare recovery auditing capabilities in light of the latest information and developments associated with the proposed national rollout and the Company’s possible participation in that program.
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
     Domestic and International Accounts Payable Services SG&A for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	2008	2007
Domestic Accounts Payable Services SG&A	$4.3	$3.6
International Accounts Payable Services SG&A	1.9	2.8

Total Accounts Payable Services SG&A	$6.2	$6.4

     For the period ended March 31, 2008, SG&A expenses decreased by $0.2 million, or 3.1%, when compared to the same period of 2007. As a percentage of revenue, first quarter 2008 SG&A was 12.8% as compared to 11.2% in the first quarter of 2007. The reduction in total Accounts Payable Services’ SG&A was primarily the result of reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, terminating operating leases, and otherwise diligently managing the operating expenses of the business.
     Corporate Support
     SG&A. SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Due to the relatively fixed nature of the Company’s Corporate Support SG&A expenses, these expenses as a percentage of revenues can vary markedly from period to period based on fluctuations in revenues. Corporate Support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Domestic or International Accounts Payable Services and totaled the following for the three months ended March 31, 2008 and 2007 (in millions):

	2008	2007
Selling, general and administrative expenses	$6.6	$7.3

     Corporate Support SG&A expenses decreased by $0.7 million, or 9.6%, for the Corporate Support operations, when compared to the same period of 2007. The first quarter of 2008 includes $3.0 million of stock-based compensation expense as compared to approximately $2.7 million of stock-based compensation expense during the first quarter of 2007. Excluding the impact of the stock-based compensation charges for both years, Corporate expenses would have been reduced by $1.0 million, or 21.7%. The reduction in costs was primarily related to payroll, occupancy, insurance and other miscellaneous expenses.
     Discontinued Operations
     Substantially all of the results from discontinued operations in the first quarter 2007 relate to the Meridian VAT reclaim business which was sold on May 30, 2007 to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations.
     In addition to amounts already paid by Averio at the closing of the sale and on December 31, 2007, the sale agreement required Averio to pay the Company €1.5 million (Euros) each year on December 31, 2008 and 2009. However, the additional payments owed were contingent upon certain “place of supply” legislation remaining in effect in the European Union without amendment prior to the relevant payment date. During the quarter ended March 31, 2008, the place of supply legislation was amended and, as a result, Averio is not required to make the additional payments under the terms of the sale agreement.
     Other Items
     Interest Expense. Net interest expense was $1.0 million and $4.1 million for the three months ended March 31, 2008 and 2007, respectively. This decrease in interest expense results from the conversions to common stock of the senior convertible notes that occurred throughout 2007 and the October 2007 redemption of all of the then-outstanding balances of the Company’s senior notes and senior convertible notes. Interest expense in the first quarter of 2008 primarily related to a term loan with an outstanding balance of $45 million for most of the quarter. Net interest expense in future periods is expected to be further reduced as a result the $22.2 million reduction of the term loan balance in March 2008.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three-month periods ended March 31, 2008 and 2007 primarily results from taxes on income of foreign subsidiaries.

Liquidity and Capital Resources
     As of March 31, 2008, the Company had cash and cash equivalents of $19.4 million, and no borrowings under the revolver portion of its credit facility. This compares to the Company’s $42.3 million of cash and cash equivalents as of December 31, 2007. The decrease in cash and cash equivalents resulted primarily from three factors. First, during the first quarter of 2008, the Company reduced the balance on its term loan by $22.2 million. This amount included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During the quarter ended March 31, 2008, the Company also completed an amendment of its credit facility, permitting up to $15.0 million of the term loan balance to be pre-paid without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million. Second, in the first quarter 2008, the Company made interest payments of $1.1 million. Finally, in the quarter ended March 31, 2008, the Company paid annual management bonuses related to and accrued for in 2007 of approximately $7.2 million.
     Net cash used in investing activities for the quarter ended March 31, 2008 was $0.4 million compared to $0.4 million for the quarter ended March 31, 2007. Cash used in investing activities was attributable to capital expenditures, net of proceeds from sales of assets.
     Net cash used in financing activities for the quarter ended March 31, 2008 was $22.3 million compared to $9.8 million for the quarter ended March 31, 2007. As mentioned above, $22.2 million of the net cash used in financing activities during the quarter ended March 31, 2008 was related to paying down the principal amount of the term loan. The cash usage of $9.8 million for the quarter ended March 31, 2007 was primarily related to paying down the principal amount of the then existing term loan.
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
     Off Balance Sheet Arrangements
     As of March 31, 2008, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.0 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to CT Investments, LLC, to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At March 31, 2008, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $2.9 million, respectively, related to these obligations.
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
     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008. The loan agreement also requires an annual mandatory prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. During the first quarter of 2008, the Company reduced the balance on its term loan by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During the quarter ended March 31, 2008, the Company completed an amendment of its credit facility, permitting up to $15.0 million of the term loan balance to be pre-paid without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million.
     The remaining balance of the term loan is due in September 2011. Interest is payable monthly and accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of March 31, 2008, there were no outstanding borrowings under the revolving credit facility.
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
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. No repurchases were made during the first quarter of 2008.
     2006 Management Incentive Plan
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. At Performance Unit settlement dates (which vary by participant), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. On March 28, 2007, an additional executive officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of the Company’s senior convertible notes and

Series A convertible preferred stock. During 2007 and 2006, an additional 1,558,557 Performance Units were granted as a result of this automatic adjustment provision.
     All Performance Units must be settled before April 30, 2016. As of March 31, 2008, a total of 2,260,858 Performance Unit awards were outstanding with an aggregate intrinsic value of $19.8 million. On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million.
Forward Looking Statements
     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (5), expectations regarding future accounts payable revenue trends, including those associated with the national rollout of Medicare recovery audit, (6) statements regarding the impact of potential regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of March 31, 2008, the Company had $22.5 million available under its revolving credit facility and $22.8 million outstanding under the term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.0% (or, at our option, a published prime lending rate). At March 31, 2008, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to stock-based compensation expense. Based on the number of liability-classified awards outstanding as of March 31, 2008, a hypothetical $1.00 change in the market value of the Company’s common stock would result in $0.9 million change in pre-tax income.

Item 4. Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of its Chairman, President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.
          There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note I of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s senior credit facility entered into on March 17, 2006 and amended on September 17, 2007 and March 28, 2008 prohibits the payment of any cash dividends on the Company’s capital stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.6.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

10.1 *	2008 PRG-Schultz Performance Bonus Plan.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2008.

Exhibit
Number	Description
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2008.

*	Confidential treatment, pursuant to 17 CFR Secs. §§ 200.80 and 240.24b-2, has been requested regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
May 12, 2008	By:	/s/ James B. McCurry
James B. McCurry
President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

May 12, 2008	By:	/s/ PETER LIMERI
Peter Limeri.
Chief Financial Officer and Treasurer (Principal Financial Officer)