Form 10-Q
period 2008-06-30
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2008-08-06
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (770) 779-3900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐       No ☑
     Common shares of the registrant outstanding at July 31, 2008 were 21,844,841.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$49,648	$53,315	$97,911	$110,345
Cost of revenues	32,941	34,872	63,193	72,113

Gross margin	16,707	18,443	34,718	38,232

Selling, general and administrative expenses	11,024	14,486	23,867	28,168
Operational restructuring expense (Note I)	—	—	—	—

Operating income	5,683	3,957	10,851	10,064

Interest expense, net	765	4,749	1,756	8,890
Loss on financial restructuring (Note H)	—	—	—	—

Earnings (loss) from continuing operations before income taxes and discontinued operations	4,918	(792)	9,095	1,174
Income taxes	400	344	993	875

Earnings (loss) from continuing operations before discontinued operations	4,518	(1,136)	8,102	299

Discontinued operations (Note B):
Earnings from discontinued operations, net of income taxes	—	19,687	—	19,775

Net earnings	$4,518	$18,551	$8,102	$20,074

Basic earnings (loss) per common share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$0.21	$(0.15)	$0.37	$0.00
Earnings from discontinued operations	—	2.17	—	2.26

Net earnings	$0.21	$2.02	$0.37	$2.26

Diluted earnings (loss) per common share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$0.20	$(0.15)	$0.35	$0.00
Earnings from discontinued operations	—	2.17	—	2.26

Net earnings	$0.20	$2.02	$0.35	$2.26

Weighted-average common shares outstanding (Note C ):
Basic	21,734	9,093	21,629	8,733

Diluted	22,942	9,093	22,823	8,733

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$20,152	$42,364
Restricted cash	168	—
Receivables:
Contract receivables, less allowances of $718 in 2008 and $826 in 2007
Billed	23,959	30,251
Unbilled	5,510	6,440

	29,469	36,691

Employee advances and miscellaneous receivables, less allowances of $2,347 in 2008 and $1,831 in 2007	261	1,118

Total receivables	29,730	37,809

Prepaid expenses and other current assets	2,611	2,676
Deferred income taxes	—	64

Total current assets	52,661	82,913

Property and equipment, at cost	40,973	41,148
Less accumulated depreciation and amortization	(33,426)	(33,113)

Property and equipment, net	7,547	8,035

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $9,830 in 2008 and $8,728 in 2007	20,070	21,172
Unbilled receivables	1,758	2,072
Deferred income taxes	20	279
Other assets	3,061	3,367

	$89,717	$122,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,144	$16,117
Accrued payroll and related expenses	20,049	31,435
Refund liabilities	7,406	9,897
Deferred revenue	516	620
Current portions of debt obligations	5,297	7,846

Total current liabilities	45,412	65,915

Long term debt (Note H)	16,992	38,078
Noncurrent compensation obligations	8,373	8,548
Refund liabilities	1,012	1,676
Other long-term liabilities	5,433	5,872

Total liabilities	77,222	120,089

Shareholders’ equity (Notes D and H):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 22,421,294 in 2008 and 22,100,090 in 2007	224	221
Additional paid-in capital	608,435	605,592
Accumulated deficit	(550,916)	(559,018)
Accumulated other comprehensive income	3,462	4,264
Treasury stock, at cost; 576,453 shares in 2008 and 2007	(48,710)	(48,710)

Total shareholders’ equity	12,495	2,349

Commitments and contingencies (Note I)	$89,717	$122,438

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$8,102	$20,074
Earnings from discontinued operations	—	19,775

Earnings from continuing operations	8,102	299
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,716	3,564
Amortization of debt discount, premium and deferred loan costs	390	2,003
Stock-based compensation costs	4,584	5,429
(Gain) loss on sale of property, plant and equipment	(5)	223
Deferred income taxes	323	320
Changes in assets and liabilities:
Restricted cash	(164)	(34)
Billed receivables	7,431	4,843
Unbilled receivables	1,244	2,096
Prepaid expenses and other current assets	108	(1,091)
Other assets	(13)	116
Accounts payable and accrued expenses	(4,849)	1,456
Accrued payroll and related expenses	(12,041)	(11,980)
Refund liabilities	(3,155)	(376)
Deferred revenue	(117)	261
Noncurrent compensation obligations	(1,676)	(437)
Other long-term liabilities	(439)	(255)

Net cash provided by operating activities	2,439	6,437

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(1,102)	(1,139)

Net cash used in investing activities	(1,102)	(1,139)

Cash flows from financing activities:
Net repayments of debt	(23,635)	(25,148)
Payments for deferred loan cost	(59)	(221)

Net cash used in financing activities	(23,694)	(25,369)

Cash flows from discontinued operations:
Operating cash flows	—	(2,064)
Investing cash flows	—	21,133

Net cash provided by discontinued operations	—	19,069

Effect of exchange rates on cash and cash equivalents	145	356

Net change in cash and cash equivalents	(22,212)	(646)

Cash and cash equivalents at beginning of period	42,364	30,228

Cash and cash equivalents at end of period	$20,152	$29,582

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,955	$7,670

Cash paid during the period for income taxes, net of refunds	$1,311	$482

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(Unaudited)
Note A – Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
     During the first quarter of 2008, management revised its estimation of expected refund rates. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended June 30, 2008 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill and other intangible asset impairment testing. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 included cash equivalents of $20.2 million which were valued based on Level 1 inputs and debt and capital lease obligations of $22.3 million which were valued based on Level 2 inputs. The Company did not have any assets valued based on Level 3 inputs.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not determined the impact, if any, SFAS No. 160 will have on its future financial statements.
Note B – Discontinued Operations
     The following table summarizes the components of earnings from discontinued operations for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	$—	$7,505	$—	$17,386

Operating income	—	112	—	724
Gain on sale or disposal	—	19,460	—	19,460

	—	19,572	—	20,184
Income tax expense (benefit)	—	(115)	—	409

Earnings from discontinued operations	$—	$19,687	$—	$19,775

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Substantially all the results from discontinued operations for the three and six months ended June 30, 2007 relate to the Meridian VAT reclaim business that was sold on May 30, 2007 to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations.
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
Note C — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per common share:
Numerator for earnings per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$4,518	$(1,136)	$8,102	$299
Preferred dividends	—	(178)	—	(336)

Earnings (loss) for purposes of computing basic earnings per common share from continuing operations	4,518	(1,314)	8,102	(37)

Earnings from discontinued operations	—	19,687	—	19,775

Earnings for purposes of computing basic net earnings per common share	$4,518	$18,373	$8,102	$19,738

Denominator:
Denominator for basic earnings per common share – weighted-average common shares outstanding during the period	21,734	9,093	21,629	8,733

Basic earnings per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.21	$(0.15)	$0.37	$0.00
Earnings from discontinued operations	—	2.17	—	2.26

Net earnings	$0.21	$2.02	$0.37	$2.26

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Diluted earnings per common share:
Numerator for earnings per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$4,518	$(1,136)	$8,102	$299
Preferred dividends	—	(178)	—	(336)

Earnings (loss) for purposes of computing diluted earnings (loss) per common share from continuing operations	4,518	(1,314)	8,102	(37)

Earnings from discontinued operations	—	19,687	—	19,775

Earnings for purposes of computing diluted net earnings per common share	$4,518	$18,373	$8,102	$19,738

Denominator:
Denominator for basic earnings per common share – weighted-average common shares outstanding during the period	21,734	9,093	21,629	8,733
Incremental shares from stock-based compensation plans	1,208	—	1,194	—

Denominator for diluted earnings per common share	22,942	9,093	22,823	8,733

Diluted earnings per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.20	$(0.15)	$0.35	$0.00
Earnings from discontinued operations	—	2.17	—	2.26

Net earnings	$0.20	$2.02	$0.35	$2.26

     For the three and six months ended June 30, 2008, options to purchase 0.8 million shares of common stock were not included in the computation of diluted earnings per common share due to their anti-dilutive effect as the options’ exercise prices were greater than the average market price of the common shares during the periods. For the three and six months ended June 30, 2007, 0.6 million shares subject to outstanding stock options and 2006 Management Incentive Plan (“2006 MIP”) awards were excluded from the computation of diluted earnings per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and six months ended June 30, 2007, 9.3 million shares and 9.5 million shares, respectively, related to the senior convertible notes were excluded from the calculation of diluted earnings per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and six months ended June 30, 2007, 3.0 million shares and 3.2 million shares, respectively, related to the Series A convertible preferred stock were excluded from the calculation of diluted earnings per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations.
Note D – Stock-Based Compensation
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, (2) the 2006 MIP, and (3) the 2008 Equity Incentive Plan (“2008 EIP”). The Stock Incentive Plan and 2006 MIP are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
     During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. 2,000,000 shares of the Company’s common stock have been reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On May 29, 2008, non-qualified stock options were granted under the 2008 EIP to each of the Company’s five non-employee Directors to purchase an aggregate of 60,135 shares of Company common stock at an exercise price of $9.87, the grant date closing price of the Company’s common stock on NASDAQ. The options vest in full upon the earlier of (i) May 29, 2009 and (ii) the date of, and immediately prior to, the Company’s 2009 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such times. In addition, the options will become 100% vested upon a change of control. Unvested options are forfeited when a director leaves the Board. The options terminate on May 28, 2015, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before May 28, 2015.
     On May 29, 2008, nonvested stock awards (restricted stock) representing 25,325 shares in aggregate of the Company’s common stock were granted to the Company’s non-employee Directors pursuant to the Company’s 2008 EIP. These restricted stock grants had an aggregate grant date fair value of $0.2 million. The shares of restricted stock will vest upon the earlier of (i) May 29, 2009, and (ii) the date of, and immediately prior to, the Company’s 2009 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such times. In addition, the shares will become 100% vested upon a change of control. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.
     During the first quarter of 2007, one senior officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The award had a grant date fair value of $0.3 million and vests ratably over four years. No other awards were granted during the first six months of 2007 under the Company’s incentive plans and no options were exercised.
     During the first six months of 2007, Performance Units outstanding under the 2006 MIP increased by 233,165 as a result of anti-dilution adjustments which occur automatically pursuant to the terms of the 2006 MIP as the Company’s convertible securities converted into common stock. As of June 30, 2007, a total of 1,047,540 Performance Units were outstanding, 770,934 of which were vested.
     As of June 30, 2008, a total of 1,767,723 Performance Units were outstanding, 1,735,940 of which were vested. On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million.
     Selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 include $1.5 million and $2.7 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2008 and 2007 include $4.3 million and $5.4 million, respectively, related to stock-based compensation charges. At June 30, 2008, there was $4.5 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted average period of 1.9 years.
Note E - Operating Segments and Related Information
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
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges, stock-based compensation, intangible asset impairment charges and severance charges viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the three and six months ended June 30, 2008 and 2007 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
Three Months Ended June 30, 2008
Revenues	$28,280	$21,368	$—	$49,648

EBITDA	$8,759	$3,118	$(4,879)	$6,998
Stock-based compensation	—	—	1,550	1,550

Adjusted EBITDA	$8,759	$3,118	$(3,329)	$8,548

Three Months Ended June 30, 2007
Revenues	$32,695	$20,620	$—	$53,315

EBITDA	$10,257	$2,601	$(7,348)	$5,510
Stock-based compensation	—	—	2,695	2,695

Adjusted EBITDA	$10,257	$2,601	$(4,653)	$8,205

Six Months Ended June 30, 2008
Revenues	$56,494	$41,417	$—	$97,911

EBITDA	$18,143	$6,902	$(11,478)	$13,567
Stock-based compensation	—	—	4,584	4,584

Adjusted EBITDA	$18,143	$6,902	$(6,894)	$18,151

Six Months Ended June 30, 2007
Revenues	$69,699	$40,646	$—	$110,345

EBITDA	$23,279	$4,952	$(14,603)	$13,628
Stock-based compensation	—	—	5,429	5,429

Adjusted EBITDA	$23,279	$4,952	$(9,174)	$19,057

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles earnings (loss) from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Earnings (loss) from continuing operations before discontinued operations	$4,518	$(1,136)	$8,102	$299

Income taxes	400	344	993	875
Interest, net	765	4,749	1,756	8,890
Depreciation and amortization	1,315	1,553	2,716	3,564

EBITDA	6,998	5,510	13,567	13,628

Stock-based compensation	1,550	2,695	4,584	5,429

Adjusted EBITDA	$8,548	$8,205	$18,151	$19,057

     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the three and six months ended June 30, 2007 has been reclassified to conform to the 2008 presentation.
Note F – Comprehensive Income
     The Company applies the provisions of SFAS No. 130, Reporting Comprehensive Income. This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended June 30, 2008 and 2007, the Company’s consolidated comprehensive income was $4.3 million and $19.8 million, respectively. For the six-month periods ended June 30, 2008 and 2007, the Company’s consolidated comprehensive income was $6.9 million and $21.5 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note G - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At June 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $20.2 million and $42.4 million, respectively, of which cash equivalents represent approximately $14.9 million and $37.0 million, respectively. The Company had $13.9 million and $36.7 million in cash equivalents at U.S. banks at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, certain of the Company’s international subsidiaries held $1.0 million and $0.3 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at June 30, 2008 were held in Canada.
Note H - Long Term Debt
     Total debt outstanding at June 30, 2008 was $22.3 million and included a $21.6 million outstanding balance on a variable rate term loan due 2011 and a $0.7 million capital lease obligation.
     The Company reduced the balance on its term loan by $22.2 million during the first quarter of 2008. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15 million. In March

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2008, the Company completed an amendment of its credit facility, permitting the Company to make the $15 million voluntary pre-payment of the term loan without penalty and increasing the borrowing capacity under the revolver portion of the facility by $10 million. At June 30, 2008, there were no borrowings outstanding under the revolver portion of the Company’s credit facility.
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. During the second quarter of 2007, 6,413 shares of Series A preferred stock and $5.9 million in principal amount of senior convertible notes were converted into 1,199,089 shares of common stock.
     During the first quarter of 2007, the Company repaid $9.6 million of its term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of the term loan. Upon the full satisfaction of the term loan, the Company recognized a $1.1 million charge related to unamortized deferred loan costs associated with the term loan. Such charge is included in interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2007.
Note I - Commitments and Contingencies
     Legal Proceedings
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time, filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties are engaged in efforts to resolve the dispute informally and have agreed to settlement mediation, the litigation is ongoing.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At June 30, 2008, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $2.6 million, respectively, related to these obligations.
     Operational Restructuring Obligations
     In 2005, 2006 and 2007, the Company incurred various costs, principally severance and early lease termination costs, associated with an operational restructuring plan. No costs incurred during the three and six months ended June 30, 2008 or 2007 were classified and reported by the Company as operational restructuring expenses. However, payments related to previously accrued restructuring obligations will continue into future years. As of June 30, 2008, accounts payable and accrued expenses and other long-term liabilities include $0.8 million and $3.2 million, respectively, related to operating leases terminated or exited early.

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
     The Company began to incur capital expenditures and employee compensation costs primarily related to the CMS demonstration project contract in 2005. Such capital expenditures and employee compensation costs continued to be incurred throughout 2006 and 2007 as the Company continued to build this business. During the second quarter of 2007, the Company’s CMS demonstration project contract was amended to include recovery audit services for the State of Arizona’s Medicare spending, although the Company never received any Arizona Medicare data to audit. Revenues from the auditing of Medicare payments made in California made a small contribution to the Company’s overall revenues in the six months ended June 30, 2008 primarily as a result of the expiration of the contract. Pursuant to the Company’s agreement with CMS, there will be no additional revenues to the Company or repayments to CMS relating to the CMS demonstration project contract.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the demonstration project and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On October 19, 2007, CMS issued a Request for Proposal (“RFP”), which included a deadline for response of no later than

November 19, 2007, and a planned initial rollout beginning April 1, 2008. The RFP contains certain terms that are significantly different from the terms that were applicable to the Medicare recovery audit demonstration project. For instance, the RFP requires participating recovery audit contractors to repay to CMS the contingency fee associated with any claim that is subsequently overturned at any level of appeal. Due to the uncertainties inherent in the Medicare recovery audit program, it is difficult to assess the overall impact of the proposed national rollout of recovery auditing of Medicare spending on the Company’s business. Nevertheless, management believes that, should it participate in the national rollout of Medicare auditing, the Company will have the opportunity to continue and expand its Medicare audit recovery business. However, the continuation and expansion of the Company’s Medicare recovery audit services is subject to numerous risks and variables, including the timing, terms and rollout schedule of the national expansion by CMS and changes in the political, legislative and regulatory environment. For example, on November 7, 2007, CMS significantly modified the RFP to, among other things, introduce provisions which limit the scope of the Medicare payments to be reviewed by participating recovery audit contractors to those made on or after October 1, 2007. The amendment also extended the deadline for response to the RFP. The Company submitted its proposal responding to the RFP on December 14, 2007, before the applicable deadline. To date, CMS has not announced its preferred recovery audit contractors for the four regions to be covered by new contracts. The Company will not have Medicare audit revenues for up to nine months after the new recovery audit contracts are awarded, if ever, and although management has taken steps to reduce its costs associated with its Medicare audit capabilities, the Company continues to incur significant expenses to maintain those capabilities in anticipation of the national rollout.
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

     During the first quarter of 2008, management revised its estimation of expected refund rates. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended June 30, 2008 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
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
     The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill and other intangible asset impairment testing. Assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 included cash equivalents of $20.2 million which were valued based on Level 1 inputs and debt and capital lease obligations of $22.3 million which were valued based on Level 2 inputs. The Company did not have any assets valued based on Level 3 inputs.
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not determined the impact, if any, SFAS No. 160 will have on its future financial statements.
     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.4	65.4	64.5	65.4

Gross margin	33.6	34.6	35.5	34.6

Selling, general and administrative expenses	22.2	27.2	24.4	25.5

Operating income	11.4	7.4	11.1	9.1

Interest expense, net	1.5	8.9	1.8	8.0

Earnings (loss) from continuing operations before income taxes and discontinued operations	9.9	(1.5)	9.3	1.1

Income taxes	0.8	0.6	1.0	0.8

Earnings (loss) from continuing operations before discontinued operations	9.1	(2.1)	8.3	0.3

Earnings from discontinued operations	—	36.9	—	17.9

Net earnings	9.1%	34.8%	8.3%	18.2%

Earnings from discontinued operations for the three and six months ended June 30, 2007 includes the gain recognized on the sale of Meridian (36.5% and 17.6% of revenue, respectively). See “Discontinued Operations” below.

Three and Six Months Ended June 30, 2008 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Domestic and International Accounts Payable Services revenues for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic Accounts Payable Services revenues	$28.3	$32.7	$56.5	$69.7
International Accounts Payable Services revenues	21.3	20.6	41.4	40.6

Total Accounts Payable Services revenues	$49.6	$53.3	$97.9	$110.3

     For the three months ended June 30, 2008 total Domestic and International Accounts Payable Services revenues decreased by approximately 6.9% compared to the same period in 2007. For the six months ended June 30, 2008 total Domestic and International Accounts Payable Services revenues decreased by approximately 11.2% compared to the same period in 2007. Domestic Accounts Payable Services revenues include any revenues generated from the Medicare recovery audit contract. The year over year decline in Domestic Accounts Payable Services revenues is consistent with the Company’s general trend of declining revenues from the past several years; however, the rate of the year over year decline for the three months ended June 30, 2008 is lower than the historical trend. Management believes that the trend of declining year over year Domestic Accounts Payable Services revenues is related to several factors, including fewer claims being processed as a result of improved client processes and the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services. Furthermore, the Company has observed that with the passage of time numerous clients make fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These trends are expected to continue, and as a result, revenues from the Domestic Accounts Payable Services segment are likely to decline for the foreseeable future. In addition, the end of the CMS demonstration project in the first quarter of 2008 also contributed to the decline in Domestic Accounts Payable Services year over year revenues for the quarter and six months ended June 30, 2008. Revenues in the International Accounts Payable business for the three-month and six-month periods ended June 30, 2008 were essentially unchanged from revenues from the same periods in 2007 after consideration of the impacts of currency translation.
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
     In addition, the Company intends to continue to focus on its business within the health care industry and assuming it participates in the proposed expansion of Medicare recovery auditing to all 50 states, particularly its Medicare recovery audit services. See “Medicare” above.
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
     Accounts Payable Services COR for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic Accounts Payable Services COR	$16.8	$19.0	$32.5	$40.8
International Accounts Payable Services COR	16.2	15.9	30.8	31.3

Total Accounts Payable Services COR	$33.0	$34.9	$63.3	$72.1

     COR as a percentage of revenues increased to 66.4% for the three months ended June 30, 2008 compared to 65.4% for the same period in 2007. The increase in the Company’s COR as a percentage of revenue is primarily related to the continuation of the costs of its Medicare related infrastructure without corresponding revenues. For the six months ended June 30, 2008, COR decreased to 64.5% compared to 65.4% for the same period in 2007. The improvement in COR for both the Domestic and International Accounts Payable Services for the 2008 six-month period relative to the prior year period was primarily related to the Company’s ongoing strategy of focusing its efforts and resources on its largest clients while exiting its smaller unprofitable clients. The execution of this strategy continues to have a positive impact on gross margin as a percentage of revenue.
     As noted above, the Company continues to incur significant expenses to maintain its Medicare audit capabilities in anticipation of the national rollout of Medicare recovery auditing to all 50 states as previously disclosed and discussed above. Management continues to evaluate and make adjustments to expenditures that support its Medicare recovery auditing capabilities in light of the latest information and developments associated with the proposed national rollout and the Company’s possible participation in that program.
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
     Accounts Payable Services SG&A for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Domestic Accounts Payable Services SG&A	$4.0	$4.9	$8.3	$8.5
International Accounts Payable Services SG&A	2.2	2.3	4.1	5.1

Total Accounts Payable Services SG&A	$6.2	$7.2	$12.4	$13.6

     SG&A expenses for the three months ended June 30, 2008 decreased by $1.0 million for the Company’s Accounts Payable Services operations, when compared to the same period of 2007. As a percentage of revenue, Accounts Payable Services SG&A expenses were 12.5% compared to 13.5% for the same period in 2007. For the six months ended June 30, 2008 compared to the six months ended June 30, 2007, Accounts Payable Services SG&A expenses decreased by $1.2 million and as a percentage of revenue were 12.7% for the six months ended June 30, 2008 compared to 12.3% for the same period ended June 30, 2007. The reduction in total Accounts Payable Services SG&A was primarily the result of reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and otherwise diligently managing the operating expenses of the business.

     Corporate Support
     SG&A. Corporate Support SG&A expenses include the expenses of sales and marketing activities, information technology services associated with the corporate data center, human resources, legal, accounting, administration, currency translation, stock-based compensation, headquarters-related depreciation of property and equipment and amortization of intangibles with finite lives. Corporate Support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Domestic or International Accounts Payable Services and totaled the following for the three and six months ended June 30, 2008 and 2007 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007
Corporate Support SG&A	$4.8	$7.3	$11.4	$14.6
     Corporate Support SG&A expenses include stock-based compensation charges of $1.6 million and $2.7 million, respectively, for the three months ended June 30, 2008 and 2007. Excluding such charges, Corporate Support SG&A decreased by $1.4 million, or 30.4%, in the second quarter of 2008 compared to the second quarter of 2007. For the six months ended June 30, 2008 and June 30, 2007, Corporate Support SG&A expenses included stock-based compensation charges of $4.6 million and $5.4 million respectively. Excluding such charges, Corporate Support SG&A decreased by $2.4 million, or 26.1%, in the first half of 2008 compared to the first half of 2007. These reductions in costs primarily related to payroll, occupancy, insurance, professional fees, and other miscellaneous expenses.
     Discontinued Operations
     Substantially all the results from discontinued operations for the three and six months ended June 30, 2007 relate to Meridian which was sold on May 30, 2007 to Averio. Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations.
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
     Other Items
     Interest Expense. Net interest expense was $0.8 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively. Net interest expense was $1.8 million and $8.9 million for the six months ended June 30, 2008 and 2007, respectively. These decreases in interest expense resulted from the conversions to common stock of the Company’s senior convertible notes that occurred throughout 2007 and the October 2007 redemption of all the then-outstanding balances of the Company’s senior notes and senior convertible notes. Interest expense in the second quarter of 2008 primarily related to the term loan under the Company’s senior credit facility with an outstanding balance of $21.6 million as of June 30, 2008.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three and six month periods ended June 30, 2008 and 2007 primarily results from taxes on income of foreign subsidiaries.

Liquidity and Capital Resources
     As of June 30, 2008, the Company had cash and cash equivalents of $20.2 million, and no borrowings under the revolver portion of its senior credit facility. This compares to the Company’s $42.4 million of cash and cash equivalents as of December 31, 2007. The decrease in cash and cash equivalents resulted from numerous factors. First, during the quarter ended March 31, 2008, the Company reduced the balance of its term loan by $22.2 million. This amount included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During that same period, the Company also completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million. Additionally during the quarter ended March 31, 2008, the Company paid annual management bonuses related to and accrued for in 2007 of approximately $7.2 million. During the quarter ended June 30, 2008 the Company paid a mandatory principal payment of $1.2 million on its term loan, and approximately $2.0 million related to the cash portion of the MIP Performance Units that were settled in April 2008. Finally, during the six months ended June 30, 2008, the Company made interest payments of $2.0 million related to its term loan.
     Net cash used in investing activities in each of the six-month periods ended June 30, 2008 and 2007 was $1.1 million. Cash used in investing activities was attributable to capital expenditures, net of proceeds from sales of assets.
     Net cash used in financing activities for the six months ended June 30, 2008 was $23.7 million compared to $25.4 million for the six months ended June 30, 2007. As mentioned above, $23.4 million of the net cash used in financing activities during the six months ended June 30, 2008 was related to paying down the principal amount of the term loan. The net use of cash during the six months ended June 30, 2007 primarily related to repayments of debt.
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
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At June 30, 2008, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $2.6 million, respectively, related to these obligations.
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

The demand stated that the PCT’s calculation of the preferential payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer, and although the parties are engaged in efforts to resolve the dispute informally and have agreed to settlement mediation, the litigation is ongoing.

     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.2 million each commencing in April 2008. The loan agreement also requires an annual mandatory prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. During the first quarter of 2008, the Company reduced the balance on its term loan by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During the quarter ended March 31, 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million. An additional $1.2 million was repaid during the second quarter of 2008 as required under the terms of the term loan.
     The remaining balance of the term loan is due in September 2011. Interest is payable monthly and accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of June 30, 2008, there were no outstanding borrowings under the revolving credit facility.
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
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. No repurchases were made during the first six months of 2008.
     2006 Management Incentive Plan
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. At Performance Unit settlement dates (which vary by participant), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. On March 28, 2007, an additional executive officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of the Company’s senior convertible notes and

Series A convertible preferred stock. During 2006 and 2007, an additional 1,558,557 Performance Units were granted as a result of this automatic adjustment provision.
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
Off Balance Sheet Arrangements
     As of June 30, 2008, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
Forward Looking Statements
     Some of the information in this Form 10-Q contains forward-looking statements which look forward in time and involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (5) expectations regarding future accounts payable services revenue trends, (6) the anticipated impact of Medicare recovery audit services on the Company’s business, and (7) statements regarding the impact of potential legislative and regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of June 30, 2008, the Company had $20.0 million available under its revolving credit facility and $21.6 million outstanding under the term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.0% (or, at our option, a published prime lending rate). At June 30, 2008, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of June 30, 2008, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.7 million change in pre-tax income.

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
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the shareholders held on May 29, 2008, the shareholders of the Company approved all of the proposals which had been recommended by the Board of Directors and included in the Company’s proxy statement which was mailed to shareholders on or about April 16, 2008.
With respect to Proposal 1 (election of Class III directors to serve until the 2011 annual meeting and until their successors are elected and qualified):
19,231,943 shares, or 98.08% of the votes cast, in person or by proxy, by the holders of the Company’s common stock were voted FOR the election of David A. Cole as a Class III director, and 376,913 shares withheld authority.
19,231,929 shares, or 98.08% of the votes cast, in person or by proxy, by the holders of the Company’s common stock were voted FOR the election of Philip J. Mazzilli, Jr. as a Class III director, and 376,927 shares withheld authority.
     The Company’s directors serving in Class I and Class II did not stand for election at the annual meeting. The directors serving in Class I, James B. McCurry and Steven P. Rosenberg, will continue to serve until the 2009 annual meeting of shareholders and until their successors are elected and qualified. The directors serving in Class II, Patrick G. Dills and N. Colin Lind, will continue to serve until the 2010 annual meeting of shareholders and until their successors are elected and qualified.
     With respect to Proposal 2 (approval of the 2008 Equity Incentive Plan), 14,590,689 shares, or 86.78% of the votes cast, voted FOR approval of the plan, 2,232,997 shares voted AGAINST approval of the plan, and 137,421 shares abstained from voting on the proposal.
     With respect to Proposal 3 (ratification of BDO Seidman, LLP as the Company’s independent auditors for 2008), 19,605,624 shares, or 99.99% of the votes cast, voted FOR the ratification, 1,328 shares voted AGAINST the ratification, and 1,902 shares abstained from voting on the proposal.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.6.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2008.

Exhibit
Number	Description
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
August 6, 2008	By:	/s/ James B. McCurry
James B. McCurry
President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

August 6, 2008	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)