Form 10-Q
period 2008-09-30
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2008-11-07
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Registrant’s telephone number, including area code: (770) 779-3900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at October 31, 2008 were 22,219,023.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues	$49,182	$53,207	$147,093	$163,552
Cost of revenues	31,169	33,511	94,362	105,624

Gross margin	18,013	19,696	52,731	57,928

Selling, general and administrative expenses	12,139	17,562	36,006	45,730
Operational restructuring expense (Note I)	—	1,644	—	1,644

Operating income	5,874	490	16,725	10,554

Interest expense, net	789	3,133	2,545	12,023

Earnings (loss) from continuing operations before income taxes and discontinued operations	5,085	(2,643)	14,180	(1,469)

Income taxes	879	337	1,872	1,212

Earnings (loss) from continuing operations before discontinued operations	4,206	(2,980)	12,308	(2,681)

Discontinued operations (Note B):
Earnings (loss) from discontinued operations, net of income taxes	—	(11)	—	19,764

Net earnings (loss)	$4,206	$(2,991)	$12,308	$17,083

Basic earnings (loss) per common share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$0.19	$(0.31)	$0.57	$(0.34)
Earnings (loss) from discontinued operations	—	(0.00)	—	2.14

Net earnings	$0.19	$(0.31)	$0.57	$1.80

Diluted earnings (loss) per common share (Note C):
Earnings (loss) from continuing operations before discontinued operations	$0.18	$(0.31)	$0.54	$(0.34)
Earnings (loss) from discontinued operations	—	(0.00)	—	2.14

Net earnings	$0.18	$(0.31)	$0.54	$1.80

Weighted average common shares outstanding (Note C):
Basic	21,919	10,275	21,726	9,247

Diluted	23,002	10,275	22,942	9,247

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS
Current assets:
Cash and cash equivalents (Note G)	$22,788	$42,364
Restricted cash	251	—
Receivables:
Contract receivables, less allowances of $690 in 2008 and $826 in 2007
Billed	25,961	30,251
Unbilled	6,067	6,440

	32,028	36,691
Employee advances and miscellaneous receivables, less allowances of $1,897 in 2008 and $1,831 in 2007	500	1,118

Total receivables	32,528	37,809

Prepaid expenses and other current assets	2,296	2,676
Deferred income taxes	—	64

Total current assets	57,863	82,913

Property and equipment, at cost	41,343	41,148
Less accumulated depreciation and amortization	(33,549)	(33,113)

Property and equipment, net	7,794	8,035

Goodwill	4,600	4,600
Intangible assets, less accumulated amortization of $10,381 in 2008 and $8,728 in 2007	19,519	21,172
Unbilled receivables	1,953	2,072
Deferred income taxes	234	279
Other assets	2,759	3,367

	$94,722	$122,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,013	$16,117
Accrued payroll and related expenses	24,281	31,435
Refund liabilities	6,834	9,897
Deferred revenue	417	620
Current portions of debt obligations	5,306	7,846

Total current liabilities	49,851	65,915

Long term debt (Note H)	15,662	38,078
Noncurrent compensation obligations	5,186	8,548
Refund liabilities	895	1,676
Other long-term liabilities	5,264	5,872

Total liabilities	76,858	120,089

Shareholders’ equity (Notes D and H):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; issued 22,795,476 in 2008 and 22,100,090 in 2007	228	221
Additional paid-in capital	609,110	605,592
Accumulated deficit	(546,710)	(559,018)
Accumulated other comprehensive income	3,946	4,264
Treasury stock, at cost; 576,453 shares in 2008 and 2007	(48,710)	(48,710)

Total shareholders’ equity	17,864	2,349

Commitments and contingencies (Note I)	$94,722	$122,438

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$12,308	$17,083
Earnings from discontinued operations	—	19,764

Earnings (loss) from continuing operations	12,308	(2,681)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,897	5,263
Amortization of debt discount, premium and deferred loan costs	588	2,451
Stock-based compensation costs	4,961	12,315
Loss on sale of property, plant and equipment	84	595
Deferred income taxes	109	—
Changes in assets and liabilities:
Restricted cash	(262)	(103)
Billed receivables	4,022	1,666
Unbilled receivables	492	2,233
Prepaid expenses and other current assets	279	(911)
Other assets	24	368
Accounts payable and accrued expenses	(2,498)	(3,218)
Accrued payroll and related expenses	(6,864)	(10,307)
Refund liabilities	(3,844)	(545)
Deferred revenue	(197)	213
Noncurrent compensation obligations	(4,561)	(773)
Other long-term liabilities	(608)	332

Net cash provided by operating activities	7,930	6,898

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(2,211)	(2,172)

Net cash used in investing activities	(2,211)	(2,172)

Cash flows from financing activities:
Net repayments of debt	(24,956)	(25,324)
Issuance costs of common and preferred stock	—	(15)
Net proceeds from common stock issuances, including option exercises	—	57
Payments for deferred loan costs	(59)	(1,787)

Net cash used in financing activities	(25,015)	(27,069)

Cash flows from discontinued operations:
Operating cash flows	—	(2,189)
Investing cash flows	—	21,133

Net cash provided by discontinued operations	—	18,944

Effect of exchange rates on cash and cash equivalents	(280)	928

Net change in cash and cash equivalents	(19,576)	(2,471)

Cash and cash equivalents at beginning of period	42,364	30,228

Cash and cash equivalents at end of period	$22,788	$27,757

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,564	$13,319

Cash paid during the period for income taxes, net of refunds	$1,918	$672

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited)
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
     Disclosures included herein pertain to the Company’s continuing operations unless otherwise noted.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
     During the first quarter of 2008, management revised its estimation of expected refund rates. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended September 30, 2008 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
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
     Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill and other intangible asset impairment testing. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 included cash equivalents of $22.8 million which were valued based on Level 1 inputs and debt and capital lease obligations of $21.0 million which were valued based on Level 2 inputs. The Company did not have any assets valued based on Level 3 inputs.
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
Note B — Discontinued Operations
     The following table summarizes the components of earnings (loss) from discontinued operations for the three and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$—	$—	$—	$17,386

Operating income (loss)	—	(11)	—	713
Gain on sale or disposal	—	—	—	19,460

	—	(11)	—	20,173
Income tax expense	—	—	—	409

Earnings (loss) from discontinued operations	$—	$(11)	$—	$19,764

     Substantially all the results from discontinued operations for the three and nine months ended September 30, 2007 relate to the Meridian VAT reclaim business (“Meridian”) that was sold on May 30, 2007 to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). Meridian had previously been

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations.
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
Note C — Earnings (Loss) Per Common Share
     The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2008 and 2007 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Basic earnings (loss) per common share:	2008	2007	2008	2007
Numerator for earnings (loss) per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$4,206	$(2,980)	$12,308	$(2,681)
Preferred dividends	—	(151)	—	(487)

Earnings (loss) for purposes of computing basic earnings per common share from continuing operations	4,206	(3,131)	12,308	(3,168)

Earnings (loss) from discontinued operations	—	(11)	—	19,764

Earnings (loss) for purposes of computing basic net earnings per common share	$4,206	$(3,142)	$12,308	$16,596

Denominator:
Denominator for basic earnings (loss) per common share Weighted average common shares outstanding during the period	21,919	10,275	21,726	9,247

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.19	$(0.31)	$0.57	$(0.34)
Earnings (loss) from discontinued operations	—	(0.00)	—	2.14

Net earnings (loss)	$0.19	$(0.31)	$0.57	$1.80

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Diluted earnings (loss) per common share:	2008	2007	2008	2007
Numerator for earnings (loss) per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$4,206	$(2,980)	$12,308	$(2,681)
Preferred dividends	—	(151)	—	(487)

Earnings (loss) for purposes of computing diluted earnings (loss) per common share from continuing operations	4,206	(3,131)	12,308	(3,168)

Earnings (loss) from discontinued operations	—	(11)	—	19,764

Earnings (loss) for purposes of computing diluted net earnings (loss) per common share	$4,206	$(3,142)	$12,308	$16,596

Denominator:
Denominator for basic earnings (loss) per common share weighted-average common shares outstanding during the period	21,919	10,275	21,726	9,247
Incremental shares from stock-based compensation plans	1,083	—	1,216	—

Denominator for diluted earnings (loss) per common share	23,002	10,275	22,942	9,247

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.18	$(0.31)	$0.54	$(0.34)
Earnings (loss) from discontinued operations	—	(0.00)	—	2.14

Net earnings (loss)	$0.18	$(0.31)	$0.54	$1.80

     For the three and nine months ended September 30, 2008, options to purchase 1.0 million shares of common stock were not included in the computation of diluted earnings (loss) per common share due to their anti-dilutive effect as the options’ exercise prices were greater than the average market price of the common shares during the periods. For the three and nine months ended September 30, 2007, 0.9 million shares subject to outstanding stock options and 2006 Management Incentive Plan (“2006 MIP”) awards were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and nine months ended September 30, 2007, 8.4 million shares and 9.1 million shares, respectively, related to the Company’s 10% senior convertible notes were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations. For the three and nine months ended September 30, 2007, 2.8 million shares and 3.1 million shares, respectively, related to the Company’s 9% Series A convertible preferred stock were excluded from the calculation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations.
Note D — Stock-Based Compensation
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
     On September 17, 2008, options aggregating 211,460 shares were granted to 68 employees of the Company pursuant to the 2008 EIP. The options have an exercise price of $9.51 per share, expire seven years after their grant date and vest over three years, one-third on each of the first three anniversaries of the grant date. The option awards had an aggregate grant date fair value of $1.3 million.
     On September 17, 2008, nonvested stock awards (restricted stock and restricted stock units) representing 171,323 shares in aggregate of the Company’s common stock were granted to 68 executive and non-executive employees of the Company pursuant to the 2008 EIP. These shares of restricted stock and restricted stock units will vest over three years, one-third on each of the first three anniversaries of the grant date. These awards had an aggregate grant date fair value of $1.6 million. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
     On September 17, 2008, nonvested stock awards (restricted stock and restricted stock units) representing 317,192 shares in aggregate of the Company’s common stock were granted to 68 executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. These shares of restricted stock and restricted stock units will vest on December 31, 2011 provided that Company performance goals outlined in the stock award agreements are met for the three-year period ending December 31, 2011. These awards had an aggregate grant date fair value of $3.0 million. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
     On September 12, 2007 options for 17,391 shares of common stock were granted to each of the Company’s six non-employee directors. The options have an exercise price of $12.89 per share, expire seven years after their grant date and became fully vested at the date of the Company’s 2008 annual meeting of shareholders. The awards had an aggregate grant date fair value of $0.9 million.
     On September 19, 2007, options aggregating 511,000 shares were granted to 67 non-executive employees of the Company. The options have an exercise price of $13.54 per share, expire seven years after their grant date and vest over three years, one-third on each of the first three anniversaries of the grant date. The awards had an aggregate grant date fair value of $4.6 million.
     During the first nine months of 2007, Performance Units outstanding under the 2006 MIP increased by 776,200 as a result of anti-dilution adjustments which occurred automatically pursuant to the terms of the 2006 MIP as the Company’s convertible securities converted into common stock. As of September 30, 2007, a total of 1,600,575 Performance Units were outstanding, 1,310,589 of which were vested.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million. As of September 30, 2008, a total of 1,767,721 Performance Units were outstanding, 1,739,016 of which were vested.
     During the third quarter of 2007, options for 9,000 shares were exercised for an aggregate price of less than $0.1 million.
     Selling, general and administrative expenses for the three months ended September 30, 2008 and 2007 include $0.4 million and $6.9 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2008 and 2007 include $5.0 million and $12.3 million, respectively, related to stock-based compensation charges. At September 30, 2008, there was $6.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted average period of 2.2 years.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges, stock-based compensation, intangible asset impairment charges, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the three and nine months ended September 30, 2008 and 2007 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
Three Months Ended September 30, 2008
Revenues	$27,853	$21,329	$—	$49,182

EBITDA	$8,167	$2,850	$(3,962)	$7,055
Foreign currency (gains) losses on intercompany balances	—	1,801	—	1,801
Stock-based compensation	—	—	377	377

Adjusted EBITDA	$8,167	$4,651	$(3,585)	$9,233

Three Months Ended September 30, 2007
Revenues	$32,853	$20,354	$—	$53,207

EBITDA	$12,209	$2,211	$(12,231)	$2,189
Operational restructuring expense	—	—	1,644	1,644
Foreign currency (gains) losses on intercompany balances	—	(505)	—	(505)
Stock-based compensation	—	—	6,886	6,886

Adjusted EBITDA	$12,209	$1,706	$(3,701)	$10,214

Nine Months Ended September 30, 2008
Revenues	$84,347	$62,746	$—	$147,093

EBITDA	$26,310	$9,752	$(15,440)	$20,622
Foreign currency (gains) losses on intercompany balances	—	1,335	—	1,335
Stock-based compensation	—	—	4,961	4,961

Adjusted EBITDA	$26,310	$11,087	$(10,479)	$26,918

Nine Months Ended September 30, 2007
Revenues	$102,552	$61,000	$—	$163,552

EBITDA	$35,488	$7,163	$(26,834)	$15,817
Operational restructuring expense	—	—	1,644	1,644
Foreign currency (gains) losses on intercompany balances	—	(1,085)	—	(1,085)
Stock-based compensation	—	—	12,315	12,315

Adjusted EBITDA	$35,488	$6,078	$(12,875)	$28,691

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles earnings (loss) from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Earnings (loss) from continuing operations before discontinued operations	$4,206	$(2,980)	$12,308	$(2,681)

Income taxes	879	337	1,872	1,212
Interest, net	789	3,133	2,545	12,023
Depreciation and amortization	1,181	1,699	3,897	5,263

EBITDA	7,055	2,189	20,622	15,817

Operational restructuring expense	—	1,644	—	1,644
Foreign currency (gains) losses on intercompany balances	1,801	(505)	1,335	(1,085)
Stock-based compensation	377	6,886	4,961	12,315

Adjusted EBITDA	$9,233	$10,214	$26,918	$28,691

     The composition and presentation of segment information as presented above differs from the composition and presentation of such information as previously reported. Segment information for the three and nine months ended September 30, 2007 has been reclassified to conform to the 2008 presentation.
Note F — Comprehensive Income
     The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended September 30, 2008 and 2007, the Company’s consolidated comprehensive income (loss) was $4.7 million and $(1.9) million, respectively. For the nine-month periods ended September 30, 2008 and 2007, the Company’s consolidated comprehensive income was $12.0 million and $19.6 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note G — Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company deposits its temporary cash investments with high credit quality financial institutions. At times, certain deposits may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At September 30, 2008 and December 31, 2007, the Company had cash and cash equivalents of $22.8 million and $42.4 million, respectively, of which cash equivalents represented approximately $17.6 million and $37.0 million, respectively. The Company had $15.7 million and $36.7 million in cash equivalents at U.S. banks at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, certain of the Company’s international subsidiaries held $1.9 million and $0.3 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at September 30, 2008 were held in Canada.
Note H — Long Term Debt
     Total debt outstanding at September 30, 2008 was $21.0 million and included a $20.3 million outstanding balance on a variable rate term loan due 2011 and a $0.7 million capital lease obligation.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     During the first quarter of 2007, the Company repaid $9.6 million of its then existing term loan. During the second quarter of 2007, the Company repaid the remaining $15.4 million balance of such loan. Upon the full satisfaction of the loan, the Company recognized a $1.1 million charge related to unamortized deferred loan costs associated with the loan. Such charge is included in interest expense in the Condensed Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2007.
     During the first quarter of 2007, 19,249 shares of Series A preferred stock and $0.6 million in principal amount of senior convertible notes were converted into 945,028 shares of common stock. During the second quarter of 2007, 6,413 shares of Series A preferred stock and $5.9 million in principal amount of senior convertible notes were converted into 1,199,089 shares of common stock.
     In September 2007, the Company initiated the redemption of all of the then outstanding 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. In September 2007, the Company also entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility, a $45 million term loan (funded in October 2007) and a delayed funding facility to fund the redemption of any convertible securities that did not convert to common stock prior to their redemption dates.
     During the third quarter of 2007, 14,056 shares of Series A preferred stock and $29.8 million in principal amount of senior convertible notes were converted into 5,263,714 shares of common stock. In October 2007, 47,026 shares of Series A preferred stock and $26.1 million in principal amount of senior convertible notes were converted into 6,284,489 shares of common stock. In addition, in October 2007, the Company redeemed $51.5 million of 11% senior notes, along with a $0.3 million interest payment and $1.0 million prepayment premium. The redemption was funded with a portion of the Company’s unrestricted funds and the proceeds of the term loan. The Ableco delayed funding facility was not used, and therefore terminated, since the remaining outstanding 10% senior convertible notes and 9% Series A convertible preferred stock, after conversions by holders prior to the redemption dates, totaled less than $0.2 million and were redeemed with available unrestricted funds.
     The Company reduced the balance on its term loan by $22.2 million during the first quarter of 2008. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15 million. In March 2008, the Company completed an amendment of its credit facility, permitting the Company to make the $15 million voluntary pre-payment of the term loan without penalty and increasing the borrowing capacity under the revolver portion of the facility by $10 million. At September 30, 2008, there were no borrowings outstanding under the revolver portion of the Company’s credit facility.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At September 30, 2008, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $2.2 million, respectively, related to these obligations.
     Operational Restructuring Obligations
     In 2005, 2006 and 2007, the Company incurred various costs, principally severance and early lease termination costs, associated with an operational restructuring plan. During August of 2007, the Company sub-leased and exited approximately 25% of its remaining headquarters office space. As a result, the Company recognized a $1.6 million lease exit restructuring charge in the third quarter of 2007 in accordance with SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” No costs incurred during the three and nine months ended September 30, 2008 were classified and reported by the Company as operational restructuring expenses. However, payments related to previously accrued restructuring obligations will continue into future years. As of September 30, 2008, accounts payable and accrued expenses and other long-term liabilities include $0.8 million and $3.1 million, respectively, related to operating leases terminated or exited early.

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
     Medicare
          On March 29, 2005, the Company announced that the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program, awarded the Company a contract to provide recovery audit services for the State of California’s Medicare spending. The contract was awarded as part of a demonstration program by CMS to recover overpayments and identify underpayments through the use of recovery auditing. The three-year contract was effective on March 28, 2005 and expired on March 27, 2008. To fully address the range of payment recovery opportunities under the CMS demonstration project contract, the Company sub-contracted with Concentra Preferred Systems, Inc., a business unit of Concentra Network Services, now Viant, Inc. (“Viant”), the nation’s largest provider of specialized cost containment services for the healthcare industry, to add Viant’s clinical experience to the Company’s expertise in recovery audit services.
          The Company began to incur capital expenditures and employee compensation costs primarily related to the CMS demonstration project contract in 2005. Such capital expenditures and employee compensation costs continued to be incurred throughout 2006 and 2007 as the Company continued to build this business. Primarily as a result of the expiration of the demonstration program contract in March, 2008, revenues from the auditing of Medicare payments in California made only a small contribution to the Company’s overall revenues in the nine months ended September 30, 2008. Pursuant to the Company’s agreement with CMS, there will be no additional revenues to the Company or repayments to CMS relating to the CMS demonstration project contract.
          In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. In connection with the expansion, the Company submitted its proposal to participate in the expansion on December 14, 2007. After discussions with CMS and the submission of two subsequent “Final Proposal Revisions,”, on October 3, 2008, the Company was notified by CMS that the Company had not been selected to take part in the national rollout of the Medicare recovery audit program. On October 29, 2008, the Company received a written debriefing from CMS regarding its decision not to award the Company a contract for any of the four regions of the national rollout. In this debriefing, CMS confirmed to the Company that, although the Company had one of the highest technical scores, it was not awarded a contract because it ultimately did not have the lowest contingency fee bid in any region. On November 3, 2008, the Company filed a protest of the CMS contract awards with the Government Accountability

Office (the “GAO”). For the time being, CMS’ implementation of the national Medicare recovery audit program has been “postponed” as a result of an automatic stay that results from the filing of a protest with GAO within a certain timeframe. At this time, the Company expects that the GAO will issue its decision on the protest on or before February 11, 2009. The Company cannot predict whether or not the protest will be successful. Even if the Company’s protest is successful, there is no guarantee that the Company would ultimately be awarded a contract for any of the four regions covered by the expansion of the CMS recovery audit program.
     Following the end of the Medicare recovery audit demonstration project in the first quarter of 2008, the Company took steps to limit its expenses related to its Medicare audit capabilities until such time as the results of the national rollout were announced, including the furlough of employees primarily involved with the Medicare audit. Following CMS’ awards of contracts in the national rollout of the Medicare audit recovery program, the Company has taken, and continues to take, additional steps to further reduce such costs.
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
     During the first quarter of 2008, management revised its estimation of expected refund rates. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended September 30, 2008 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
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
     Relative to SFAS No. 157, the FASB issued FASB Staff Positions (“FSP”) 157-1 and 157-2. FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of

SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.
     The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill and other intangible asset impairment testing. Assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 included cash equivalents of $22.8 million which were valued based on Level 1 inputs and debt and capital lease obligations of $21.0 million which were valued based on Level 2 inputs. The Company did not have any assets valued based on Level 3 inputs.
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
     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.4	63.0	64.1	64.6

Gross margin	36.6	37.0	35.9	35.4

Selling, general and administrative expenses	24.7	33.0	24.5	28.0
Operational restructuring expenses	—	3.1	—	1.0

Operating income	11.9	0.9	11.4	6.4
Interest expense, net	1.6	5.9	1.7	7.3

Earnings (loss) from continuing operations before income taxes and discontinued operations	10.3	(5.0)	9.7	(0.9)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income taxes	1.8	0.6	1.3	0.7

Earnings (loss) from continuing operations before discontinued operations	8.5	(5.6)	8.4	(1.6)

Earnings from discontinued operations	—	(0.0)	—	12.1

Net earnings	8.5%	(5.6)%	8.4%	10.5%

Earnings from discontinued operations for the nine months ended September 30, 2007 includes the gain recognized on the sale of Meridian (11.9% of revenue). See “Discontinued Operations” below.
Three and Nine Months Ended September 30, 2008 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Domestic and International Accounts Payable Services revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Domestic Accounts Payable Services revenues	$27.9	$32.9	$84.3	$102.6
International Accounts Payable Services revenues	21.3	20.3	62.8	61.0

Total Accounts Payable Services revenues	$49.2	$53.2	$147.1	$163.6

          For the three months ended September 30, 2008 total Domestic and International Accounts Payable Services revenues decreased by approximately 7.6% compared to the same period in 2007. For the nine months ended September 30, 2008 total Domestic and International Accounts Payable Services revenues decreased by approximately 10.1% compared to the same period in 2007. Domestic Accounts Payable Services revenues include any revenues generated from the Medicare recovery audit demonstration program. The end of the Medicare demonstration program in the first quarter of 2008 was the primary factor leading to the decline in Domestic Accounts Payable Services revenues for the three and nine months ended September 30, 2008 compared to the same periods in the prior year. Excluding Medicare audit revenues, Domestic Accounts Payable Services revenues increased in the three month period ending September 30, 2008 compared to the same period in the prior year. Such increase resulted primarily from increased recoveries obtained for the Company’s existing client base. The year over year increase in Domestic Accounts Payable Services revenues, excluding Medicare audit revenues, is not consistent with the Company’s general declining trend of such revenues over the past several years. It should be noted, however, that a significant portion of the recent historical trend of declining Domestic Accounts Payable Services revenues, excluding Medicare audit revenues, resulted from the Company’s strategy of exiting smaller, less profitable clients. Additionally, management believes that this historical declining revenues trend was related to several factors, including fewer claims being processed as a result of improved client processes and the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services. Furthermore, the Company has observed that with the passage of time numerous clients make fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process.. International Accounts Payable Services revenues for the three months ended September 30, 2008 were $21.3 million compared to $20.3 million for the same period in 2007, a 4.4% improvement. Such improvement is net of an adverse impact of foreign currency translation. In local (functional) currencies the Company’s International Accounts Payable Services revenues increased by 9.9% for the three months ended September 30, 2008 as compared to the same period in the prior year. For the nine months ended September 30, 2008 the International Accounts Payable Services business generated a 2.9% revenue increase compared to the same period in 2007, 2.4% measured in local currencies.
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
     Accounts Payable Services COR for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Domestic Accounts Payable Services COR	$16.8	$17.6	$49.3	$58.4
International Accounts Payable Services COR	14.3	15.9	45.1	47.2

Total Accounts Payable Services COR	$31.1	$33.5	$94.4	$105.6

     COR as a percentage of revenues increased to 63.4% for the three months ended September 30, 2008 compared to 63.0% for the same period in 2007. The increase in the Company’s COR as a percentage of revenue is primarily related to the continuation of the costs of its Medicare related infrastructure without corresponding revenues. For the nine months ended September 30, 2008, COR decreased to 64.1% compared to 64.6% for the same period in 2007. The improvement in COR for both the Domestic and International Accounts Payable Services for the 2008 nine-month period relative to the prior year period was primarily related to the Company’s ongoing strategy of focusing its efforts and resources on its largest clients while exiting its smaller unprofitable clients. The execution of this strategy continues to have a positive impact on gross margin as a percentage of revenue.
     During the nine months ended September 30, 2008, the Company incurred significant expenses to maintain its Medicare audit capabilities. However, as a result of the decision by CMS not to award a contract to the Company in connection with the national rollout of Medicare recovery auditing, the Company intends to reduce the costs associated with such Medicare audit capabilities.
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
     Accounts Payable Services SG&A for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Domestic Accounts Payable Services SG&A	$3.9	$4.5	$12.2	$13.0
International Accounts Payable Services SG&A	4.3	2.4	8.4	7.5

Total Accounts Payable Services SG&A	$8.2	$6.9	$20.6	$20.5

     SG&A expenses for the three months ended September 30, 2008 were $8.2 million or 17.1% of revenue compared to $6.9 million or 13.0% of revenue for the same period in 2007. Included in the International Accounts Payable Services SG&A for the three months ended September 30, 2008 is $1.8 million of foreign currency losses related to intercompany balances compared to $0.5 million of foreign currency gains for the same period in 2007. The foreign currency intercompany balance gains and losses are primarily related to the build up of the Company’s intercompany transfer pricing balances over time. Gains and losses result from the re-measurement of the foreign subsidiaries payable to the U.S. parent from their local currency to their U.S. dollar equivalent and substantial changes from period to period in currency exchange rates can significantly impact the amount of such gains and losses. Excluding the foreign currency gains and losses, SG&A expenses for the three months ended September 30, 2008 would be $6.4 million, or 13.0% of revenue, compared to $7.4 million, or 13.9% of revenue, for the same period in 2007.
     For the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, Accounts Payable Services SG&A expenses increased by $0.1 million and as a percentage of revenue were 14.0% for the nine months ended September 30, 2008 compared to 12.5% for the same period ended September 30, 2007. Included in the International Accounts Payable Services SG&A for the nine months ended September 30, 2008 is $1.3 million of foreign currency losses on intercompany balances compared to $1.1 million of foreign currency gains for the same period in 2007. Excluding the foreign currency gains and losses, SG&A expenses for the nine months ended September 30, 2008 would be $19.2 million, or 13.1% of revenue, compared to $21.6 million, or 13.2% of revenue, for the same period in 2007. The reduction in total Accounts Payable Services SG&A was primarily the result of reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and otherwise diligently managing the operating expenses of the business.
     Corporate Support
     Corporate Support represents the unallocated portion of corporate SG&A expenses not specifically attributable to Domestic or International Accounts Payable Services and totaled the following for the three and nine months ended September 30, 2008 and 2007 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
Corporate Support SG&A	$4.0	$10.6	$15.4	$25.2

     Corporate Support SG&A expenses include stock-based compensation charges of $0.4 million and $6.9 million, respectively, for the three months ended September 30, 2008 and 2007. Excluding such charges, Corporate Support SG&A decreased by $0.1 million, or 3.3%, in the third quarter of 2008 compared to the third quarter of 2007. For the nine months ended September 30, 2008 and September 30, 2007, Corporate Support SG&A expenses included stock-based compensation charges of $5.0 million and $12.3 million respectively. Excluding such charges, Corporate Support SG&A decreased by $2.5 million, or 18.6%, in the first nine months of 2008 compared to the first nine months of 2007. These reductions in costs primarily related to payroll, occupancy, insurance, professional fees, and other miscellaneous expenses.
     Discontinued Operations
     Substantially all the results from discontinued operations for the three and nine months ended September 30, 2007 relate to Meridian which was sold on May 30, 2007 to Averio. Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for all periods presented have been reclassified and are included in discontinued operations.
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
     Other Items
     Interest Expense. Net interest expense was $0.8 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively. Net interest expense was $2.5 million and $12.0 million for the nine months ended September 30, 2008 and 2007, respectively. These decreases in interest expense resulted from the conversions to common stock of the Company’s senior convertible notes that occurred throughout 2007 and the October 2007 redemption of all the then-outstanding balances of the Company’s senior notes and senior convertible notes. Interest expense in the third quarter of 2008 primarily related to the term loan under the Company’s senior credit facility with an outstanding balance of $20.3 million as of September 30, 2008.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three and nine month periods ended September 30, 2008 and 2007 primarily results from taxes on income of foreign subsidiaries.
Liquidity and Capital Resources
     As of September 30, 2008, the Company had cash and cash equivalents of $22.8 million. This compares to the Company’s $42.4 million of cash and cash equivalents as of December 31, 2007. The decrease in cash and cash equivalents resulted from numerous factors. First, during the quarter ended March 31, 2008, the Company reduced the balance of its term loan by $22.2 million. This amount included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During that same period, the Company also completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million. Additionally, during the quarter ended March 31, 2008, the Company paid annual management bonuses related to and accrued for in 2007 of approximately $7.2 million. During the quarter ended June 30, 2008 the Company paid a mandatory principal payment of $1.2 million on its term loan, and approximately $2.0 million related to the cash portion of the 2006 MIP Performance Units that were settled in April 2008. During the quarter ended September 30, 2008, the Company paid a mandatory principal payment of $1.2 million of its term loan. Finally, during the nine months ended September 30, 2008, the Company made interest payments of $2.6 million related to its term loan.
     Net cash used in investing activities in each of the nine-month periods ended September 30, 2008 and 2007 was $2.2 million. Cash used in investing activities was attributable to capital expenditures, net of proceeds from sales of assets.
     Net cash used in financing activities for the nine months ended September 30, 2008 was $25.0 million compared to $27.1 million for the nine months ended September 30, 2007. As mentioned above, $25.0 million of the net cash used in financing activities during the nine months ended September 30, 2008 was related to paying down the principal amount of the term loan. The net use of cash during the nine months ended September 30, 2007 primarily related to repayments of debt.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months; however, current projections reflect that the Company’s core Accounts Payable Services business may continue to decline. Therefore, the Company must continue to successfully manage its expenses and grow its other business lines in order to stabilize and increase revenues and improve profitability.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma have been extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remains unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At September 30, 2008, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $2.2 million, respectively, related to these obligations.
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
     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.2 million each commencing in April 2008. The loan agreement also requires an annual mandatory prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. During the first quarter of 2008, the Company reduced the balance on its term loan by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During the quarter ended March 31, 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million. An additional $1.2 million was repaid during each of the second and third quarters of 2008 as required under the terms of the term loan.
     The remaining balance of the term loan is due in September 2011. Interest is payable monthly and accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime or at LIBOR plus 2%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of September 30, 2008, there were no outstanding borrowings under the revolving credit facility.
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
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. No repurchases were made during the first nine months of 2008.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million. As of September 30, 2008, total Performance Unit awards outstanding are 1,767,721 with an aggregate intrinsic value of $15.8 million.
Off Balance Sheet Arrangements
As of September 30, 2008, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
Forward Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) statements regarding the potential impact and outcome of the Company’s exploration of strategic alternatives, (5) expectations regarding future accounts payable services revenue trends, (6) the anticipated impact of Medicare recovery audit services on the Company’s business, and (7) statements regarding the impact of potential legislative and regulatory changes. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of September 30, 2008, the Company had $20.0 million available under its revolving credit facility and $20.3 million outstanding under the term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.0% (or, at our option, a published prime lending rate). At September 30, 2008, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 1.75% or at LIBOR plus 4.5%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of September 30, 2008, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.7 million change in pre-tax income.

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
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated November 26, 2001 by and between Registrant and Sun Trust Bank (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement No. 333-76018 on Form S-3 filed December 27, 2001).

4.5	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.6	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.6.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2008.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
November 6, 2008	By:	/s/ James B. McCurry
James B. McCurry
President, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

November 6, 2008	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)