Form 10-K
period 2008-12-31
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2009-03-16
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value, as of June 30, 2008, of common shares of the registrant held by non-affiliates of the registrant was approximately $121.8 million, based upon the last sales price reported that date on The Nasdaq Global Market of $9.41 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
     Common shares of the registrant outstanding as of February 28, 2009 were 21,789,645 including shares held by affiliates.
Documents Incorporated by Reference
     Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2009 Annual Meeting of Shareholders.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-K
December 31, 2008

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
     PRG-Schultz International, Inc. and its subsidiaries (collectively, the “Company”), a United States of America based company, incorporated in the State of Georgia in 1996, is the leading worldwide provider of recovery audit services principally to large businesses and government agencies having numerous payment transactions. These businesses and agencies include:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers/wholesalers such as automobile and aerospace manufacturers, financial services firms, pharmaceutical companies, and healthcare payors;

•	federal and state government agencies such as the Centers for Medicare and Medicaid Services (“CMS”).
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
     Under virtually all of its recovery audit contracts, the Company receives a contractual percentage of overpayments and other savings it identifies and its clients recover or realize. In other instances, the Company derives some of its revenues on a “fee-for-service” basis where the fee is a flat fee, a fee per hour, or a fee per other unit of service.
     The Company conducts its operations through two reportable operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Accounts Payable Services segments in a category referred to as corporate support. The Domestic Accounts Payable Services segment represents business conducted in the United States (“U.S.”). The International Accounts Payable Services segment represents business conducted in countries other than the U.S.
     The Company currently provides services to clients in over 25 countries. The Domestic and International Accounts Payable Services segments principally consist of services that entail the review of client accounts payable disbursements to identify and recover overpayments. These operating segments include accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies. The Company conducts business in North America, South America, Europe, Australia and Asia. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for operating segment disclosures.

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
     Although some organizations (including some large retailers) maintain internal recovery audit departments to recover selected types of payment errors and identify opportunities to reduce costs, independent recovery audit firms, like the Company, are often retained as well due to their specialized knowledge and focused technologies. In the U.S., Canada, the United Kingdom and France, large retailers routinely engage independent recovery audit firms as standard business practice. In other countries, large retailers and many other types of businesses are also engaging independent recovery audit firms.
     The Company believes that the domestic and international recovery audit industry for accounts payable services is comprised of the Company, one smaller but substantial competitor, and numerous other smaller competitors. Most of the smaller recovery audit firms do not possess multi-country service capabilities and lack the centralized resources or broad client base to support the technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are generally less equipped to audit large, data intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources, and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that compared to most other firms providing accounts payable recovery audit services it has competitive advantages based on its national and international presence, well-trained and experienced professionals, and advanced technology.
     As businesses have evolved, the Company and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors significantly impacting the recovery audit industry:
Data Capture and Availability. Businesses are increasingly using technology to manage complex procurement and accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically — whether by Electronic Data Interchange (“EDI”) or the Internet — to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data and enable the cost effective review of more transactions by recovery auditors.
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
Consolidation in the Retail Industry. Retailer consolidation continues in both the U.S. and internationally. As retailers grow larger, vendors become more reliant on a smaller number of customers and, as a result, the balance of power favors retailers rather than their vendors. This dynamic creates an environment that allows retailers to assert valid claims more easily.

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
Move Toward Standard Auditing Practices. Increasingly, vendors to the Company’s clients are insisting on the satisfaction of certain conditions, such as clearer post-audit procedures, better documentation and electronic communication of claims, before accepting the validity of a claim.
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
     Optimize the Core Accounts Payable Recovery Audit Business.
     Globally, the Company has reduced the number of management layers and is focusing a greater portion of its key resources on its existing client base, especially larger clients. Over the last several years, the Company has exited hundreds of clients that, in aggregate, were not profitable for the Company. Also, the Company believes that its best opportunities for international growth are related to major multi-national clients and that it is the only recovery audit firm with the capability to serve these clients in multiple geographies.
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

     Develop New Services
     The second component of the Company’s three-part strategy involves the Company’s emphasis on using its technology, professional experience and expertise to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. Examples include such services as merchandise optimization, finance function transformation, procurement excellence, and corporate and business unit strategy services.
     Pioneer Recovery Auditing into New Territories
     The Company believes there are significant untapped opportunities for recovery auditing to be successfully applied beyond the more traditional retail/wholesale industry, commercial and government agency applications where the Company has been historically engaged. One example of such opportunities is Medicare recovery auditing. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This aspect of the Company’s three-part strategy involves the Company’s efforts to maximize its opportunities associated with recovery auditing in the Healthcare industry. In addition, the Company will continue to identify and pursue other non-traditional applications of the Company’s recovery audit technologies, best practices, skills and experience.
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
     Commercial
     The service model for commercial clients is generally different from that for retailers. The substantial majority of the Company’s domestic commercial Accounts Payable Services clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. Because accounts payable software increasingly used by many large companies significantly reduces the number of disbursement errors, the Company’s revenues from commercial audits have declined significantly in recent years. As a result, over the last several years, the Company has placed relatively greater focus on services to its larger retail/wholesale clients.
     Government Agencies
     The majority of the Company’s government agency services to date relates to the auditing of Medicare spending as part of the legislatively mandated recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. From March 28, 2005 through March 27, 2008, the Company was one of three recovery audit contractors that participated in CMS’s demonstration recovery audit contractor project after being awarded contracts by CMS. Under the demonstration project, the Company was responsible for auditing Medicare spending in the State of California and two other contractors were responsible for auditing Medicare spending in Florida and New York. Under CMS’s national RAC program which is just beginning, the Company will be operating as a subcontractor in three of the national RAC program’s four geographic regions. The principal services provided as part of the Medicare RAC program involve the identification of overpayments and underpayments made to healthcare providers, such as hospitals and physicians’ practices. The Company identifies such improper payments by using various methods, including proprietary methods which are comparable to the Company’s proprietary techniques developed through many years of performing other types of recovery audits involving massive volumes of transaction data.
     Since the RAC program is designed, among other things, to recover improper payments made to healthcare providers, these providers, both individually and collectively through provider associations, have sought and will likely continue to seek to end or severely limit the program. The RAC program, generally, and recovery audit contractors and subcontractors, including the Company, have been and will likely continue to be the subject of complaints by health care providers and their associations, and efforts, including political pressures, to end or limit the RAC program are likely to continue for the foreseeable future. These complaints and pressures could lead to program changes and limitations or to the discontinuation of the RAC program entirely. Although it is difficult to assess the prospects for the success of any particular legislative or other effort to limit or end the RAC program at this time, management believes that opposition efforts are likely to continue as long as the program is successful at recovering meaningful amounts of improper payments made to healthcare providers. For a discussion of the effect of the recovery audit contractor project on our results of operations, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
New Services
     The Company intends to increase its emphasis on using its technology, professional experience and expertise to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. Examples include such services as merchandise optimization, finance function transformation, procurement excellence, and corporate and business unit strategy services.
Client Contracts
     The Company typically provides services to its clients under terms of a contract. The Company’s compensation under these contracts is in most all cases set as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In many cases client-specific procedural guidelines must be satisfied by the Company before claims are submitted for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee, or fee rate per hour, or a fee per other unit of service.
Technology
     The Company uses advanced, proprietary information systems and processes and a large-scale technology infrastructure to conduct its audits of clients’ payment transactions. Because of the ever increasing volume and complexity of the transactions of its clients, the Company believes that its proprietary technology and processes serve as important competitive advantages over both its principal competitors and its clients’ in-house internal recovery audit functions. To sustain these competitive advantages, the Company continually invests in technology initiatives for the purpose of sustaining and improving its advantages in delivering innovative solutions that improve both the effectiveness and efficiency of the Company’s services.
     The Company’s data acquisition, data processing and data management methodologies are aimed at maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing accuracy.
     At the beginning of a typical recovery audit engagement, the Company utilizes a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. The Company typically receives this data by secured electronic transmissions, magnetic media or paper. For paper-based data the Company uses a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt, the data is secured, catalogued, backed up and converted into standard, readable formats using third party and proprietary tools.
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
     Once errors are validated, the information is presented to clients for approval and submission to vendors as “claims.” The Company offers an Internet-based claim presentation and collaboration tool, which leverages its proprietary imaging technology to help the client view, approve and submit claims to vendors.
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
Clients
     The Company provides its services principally to large businesses and mid-sized businesses and government agencies having numerous payment transactions. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 30.4%, 32.6% and 27.3% of its revenues from continuing operations for the years ended December 31, 2008, 2007 and 2006, respectively. For the year ended December 31, 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 11.2% of our total revenues. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2007 and 2006.

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
     The Company believes that the barriers to entry for simpler duplicate and statement disbursement audit services are relatively low and that this market is highly competitive. It is the Company’s belief that the low barriers to entry for these types of services result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories.
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
Other Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:
•	Full-service accounts payable recovery audit firms. The Company believes that only one other company also offers a full suite of U.S. and international recovery audit services;

•	A large number of smaller accounts payable recovery firms which have a limited client base and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. market. Competition in most international markets, if any, typically comes from small niche providers;

•	Firms that offer a hybrid of audit software tools and training for use by internal audit departments, and/or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery audit services for discrete sectors such as sales and use tax or real estate.
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
Employees
     As of January 31, 2009, the Company had approximately 1,300 employees, of whom approximately 650 were located in the U.S. The majority of the Company’s employees are involved in the audit function. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.
Website
     The Company makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. The Company makes all filings with the Securities and Exchange Commission available on its website no later than the close of business on the date the filing was made. In addition, investors can access the Company’s filings with the Securities and Exchange Commission at idea.sec.gov.

ITEM 1A. Risk Factors
We have a history of losses and may not be able to improve our performance to achieve profitability.
          We reported a net loss from continuing operations of $7.1 million for the year ended December 31, 2007 and net losses of $21.1 million, $207.7 million, $71.5 million, and $160.8 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Despite reporting a profit from continuing operations for the year ended December 31, 2008, we can make no assurance that our ongoing cost management efforts or our attempts to increase our revenues will be successful on a sustained basis. If we are not able to increase revenues and/or further reduce costs, we may not be able to operate profitability in the future or generate sufficient cash to fund our operations and pay our indebtedness.
We believe that our core accounts payable recovery audit business will continue to decline. Therefore, we must continue to diligently manage our costs and successfully grow other business lines in order to stabilize and increase our revenues and improve our profitability.
          As our clients improve their systems and processes, fewer transactional errors occur. In addition, many of our clients have internal staffs that audit the same transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify more overpayments themselves and reduce our audit recovery opportunities. Based on these and other factors, we currently believe that our core accounts payable recovery audit business will continue to experience revenue declines over the long-term. In order to stabilize and increase our revenues and sustain profitable operations, we must continue our cost control efforts (which include emphasizing larger accounts that provide a greater return on the resources required for the account) and grow our other lines of business, such as our healthcare audit work. These other lines of business are still in the early stages of development, and there can be no guarantee that they will ultimately succeed.
We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues.
          We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2008, 2007 and 2006, our five largest clients accounted for approximately 30.4%, 32.6% and 27.3% of our revenues from continuing operations, respectively. For the year ended December 31, 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 11.2% of our total revenues. If we lose any of our major clients, our results of operations could be materially and adversely affected by the loss of revenue unless we acquire new business to replace such clients.
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
     Recent economic conditions which have adversely impacted the U.S. retail industry may at some point negatively impact our revenues. Since we audit our clients’ purchases on an average of 12-18 months in arrears, we may not know the impact, if any, of the current economic downturn on our business and revenues until late 2009 or 2010. We expect that if the retail industry economic conditions continue to erode, it could have a material negative impact on our revenues. Specifically, client liquidity and the liquidity of client vendors can significantly impact claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors. We are also aware of speculation regarding an increase in retailer bankruptcies, which, if correct, could materially adversely impact our future revenues.
          If a client files for bankruptcy, we could be subject to an action to recover certain payments received in the 90 days prior to the bankruptcy filing known as “preference payments.” If we are unsuccessful in defending against such claims, we would be required to make unbudgeted cash payments which could strain our financial liquidity and our earnings would be reduced.

     For example, on April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer. In February 2009, the PCT increased its settlement demand to $3.5 million. On or about February 24, 2009, the Bankruptcy Court entered a revised scheduling order that, among other things, set a deadline of April 1, 2009 for the parties to commence mediation, established a deadline of June 15, 2009 for completion of discovery, and set a trial for September 24-25, 2009. The litigation is ongoing.
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
We have incurred significant costs in establishing the necessary resources to provide services for Medicare audit recovery work and we will continue to incur significant costs as a subcontractor in the national expansion of the Medicare recovery audit program. Furthermore, revenues from our Medicare audit recovery work lag significantly behind these costs and may not justify the costs incurred.
          We have expended substantial resources in connection with preparing for and providing the Medicare audit services under CMS’s RAC program. While our participation in the RAC demonstration project made an important contribution to our revenues, the RAC demonstration project contract expired on March 27, 2008 and we continue to incur significant costs relating to our participation as a subcontractor in the national RAC program. In addition, as a result of the complex regulations governing Medicare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations, the terms of the Company’s Medicare audit subcontracts and the complexity of Medicare data, systems and processes, generally, it is more difficult and takes longer to achieve recoveries than in other areas of our business.
Recovery auditing of Medicare spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenues from this business.
          As contrasted with recovery auditing for our retail/wholesale and commercial clients, recovery auditing of Medicare spending is a legislatively mandated program subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the CMS recovery audit program. These efforts and political pressures are expected to be ongoing throughout the life of the CMS recovery audit program and during 2007, for example, resulted in a number of significant developments. In October 2007, CMS implemented a temporary “pause” in our review under the RAC demonstration program of certain payments made to rehabilitation hospitals. Further, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s recovery audit program and calling for an assessment of the program by the U.S. Government Accountability Office. Although the referenced legislation was not passed, and CMS continues with its implementation of the national recovery audit program, similar legislative efforts to delay or eliminate the program could emerge at any time and management is unable to assess the prospects for the success of any such legislation.

Regardless, the efforts by healthcare providers and provider associations to limit or end the program are expected to be ongoing. If CMS’s recovery audit program is significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenues, operating results and financial condition could be materially adversely impacted.
Our participation in the national Medicare recovery audit program is as a subcontractor, and consequently, is subject to being reduced or eliminated should the prime contractors with whom we have contracted have their prime contracts with CMS terminated or should those contracts expire.
          Under CMS’s national recovery audit contractor program, we will be participating as a subcontractor in three of the national RAC program’s four geographic regions. Accordingly, we have entered into three separate contracts with the prime contractors and are not directly contracting with CMS. Under these circumstances, we generally bear the risk that the prime contractors will not meet their performance obligations to CMS under the prime contract and that the prime contractors will not pay us amounts due under the subcontracts. The failure of a prime contractor to perform its obligations to CMS could result in the termination of such contract with CMS which would, in turn, result in the termination of our subcontract. Additionally, CMS could choose to not exercise its option to extend its contract with any of the prime contractors at the end of any one-year term, which would also, in turn, result in our subcontract with that prime contractor expiring. The termination or expiration of these subcontracts or the failure of the prime contractors to make required payments to us could have a material adverse effect on our business, financial condition and results of operations.
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
          Approximately 42.8% of our revenues from continuing operations were generated from international operations in 2008. International operations are subject to numerous risks, including:

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
          The service model for commercial clients is generally different from that for retailers. The substantial majority of our domestic commercial Accounts Payable Services clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. Because accounts payable software increasingly used by many large companies significantly reduces the number of disbursement errors, our revenues from commercial audits have declined in recent years and are expected to continue to do so.
          Similar to the decline in our core accounts payable recovery audit business, we will need to continue to successfully implement cost savings efforts and grow our other lines of business in order to stabilize and increase our revenues to replace declining revenues from this business.
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
          As an additional example, we had claimed certain tax deductions in the United Kingdom (“UK”) relating to the amortization and impairment of goodwill. During 2008, the Company acceded to a position taken by the taxing authorities in the UK regarding the denial of these deductions taken on UK tax returns for 2003 through 2005. As a result, foreign net operating loss carry-forwards were reduced by approximately $17.0 million based on December 31, 2008 foreign exchange rates. Accordingly, deferred tax assets of $5.1 million were written off.
          While we believe that our tax positions are proper based on applicable law and we believe that it is more likely than not that we would prevail with respect to challenges to these positions, we can make no assurances that we would prevail if our positions are challenged or that business economics would justify the mounting of a legal defense against such challenges. If our tax positions are successfully challenged by the U.S. or non-U.S. taxing authorities, it could increase our future tax liabilities and expense and have a material adverse impact on our financial position, results of operations and cash flows.

Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.
          As of December 31, 2008, the Company’s goodwill and other intangible assets totaled $23.6 million. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-term assets are impaired. Future annual impairment testing under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) could result in a determination that our goodwill or other intangible assets have been impaired, and future annual impairment testing under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets” could result in a determination that our long-lived assets have been impaired. Adverse future changes in the business environment or in our ability to perform audits successfully and compete effectively in our market or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
          Our common stock is currently traded on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2008, our stock traded as high as $12.30 per share and as low as $3.22 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
     None.
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
ITEM 3. Legal Proceedings
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer. In February 2009, the PCT increased its settlement demand to $3.5 million. On or about February 24, 2009, the Bankruptcy Court entered a revised scheduling order that, among other things, set a deadline of April 1, 2009 for the parties to commence mediation, established a deadline of June 15, 2009 for completion of discovery, and set a trial for September 24-25, 2009. The litigation is ongoing.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     During the fourth quarter ended December 31, 2008, no matter was submitted to a vote of security holders of the Company.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Global Market (Nasdaq). The Company has not paid cash dividends since its March 26, 1996 initial public offering and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s secured credit facility specifically prohibit payment of cash dividends. As of February 28, 2009, there were 185 holders of record of the Company’s common stock and management believes there were in excess of 2,500 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2008 and 2007.

2008 Calendar Quarter	High	Low
1st Quarter	$9.57	$6.77
2nd Quarter	10.72	8.45
3rd Quarter	12.30	8.29
4th Quarter	9.02	3.22

2007 Calendar Quarter	High	Low
1st Quarter	$16.87	$7.90
2nd Quarter	16.87	12.94
3rd Quarter	20.14	11.58
4th Quarter	17.29	8.11
Issuer Purchases of Equity Securities
     A summary of the Company’s repurchases of its common stock during the fourth quarter ended December 31, 2008 is set forth below.

Maximum
			Total	Approximate
			Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total	Average	Publicly	Under the
	Number	Price	Announced	Plans or
	of Shares	Paid per	Plans or	Programs
2008	Purchased	Share	Programs	$(000’s)
October 1 – October 31	—	—	—
November 1 – November 30	429,378	$3.93	429,378
December 1 – December 31	—	—	—

Total	429,378	$3.93	429,378	$8,313

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on the Company’s common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2003 and shows total return on investment for the period beginning December 31, 2003 through December 31, 2008, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PRG-Schultz International, Inc., The NASDAQ Composite Index
And The RDG Technology Composite Index

* $100 invested on 12/31/03 in stock or index, including reinvestment of dividends.
   Fiscal year ending December 31.
VALUE OF $100 INVESTED ON DECEMBER 31, 2003 AT:

Cumulative Total Return
	12/03	12/04	12/05	12/06	12/07	12/08
PRG-Schultz International, Inc.	100.00	102.65	12.45	16.33	17.49	8.33
NASDAQ Composite	100.00	110.06	112.92	126.61	138.33	80.65
RDG Technology Composite	100.00	104.00	106.32	115.98	132.44	75.01

ITEM 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2008. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by the Company’s Independent Registered Public Accounting Firms. The Consolidated Balance Sheets as of December 31, 2008 and 2007, and the related Consolidated Statements of Operations, Shareholders’ Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 2008 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
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

	Years Ended December 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share data)
Statements of Operations Data:
Revenues	$195,706	$227,369	$225,898	$251,527	$309,234
Cost of revenues	125,901	140,877	161,827	167,886	192,915

Gross margin	69,805	86,492	64,071	83,641	116,319
Selling, general and administrative expenses (1)	44,028	67,063	56,500	104,760	116,128
Impairment charges (2)	—	—	—	170,375	—
Operational restructuring expense	—	1,644	4,130	11,167	—

Operating income (loss)	25,777	17,785	3,441	(202,661)	191
Interest expense, net	(3,245)	(13,815)	(16,311)	(8,278)	(8,637)
Loss on debt extinguishment and financial restructuring	—	(9,397)	(10,047)	—	—

Income (loss) from continuing operations before income taxes and discontinued operations	22,532	(5,427)	(22,917)	(210,939)	(8,446)
Income tax expense (3)	3,502	1,658	1,165	63	74,897

Income (loss) from continuing operations before discontinued operations	19,030	(7,085)	(24,082)	(211,002)	(83,343)
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	20,215	2,983	3,262	11,860

Net earnings (loss)	$19,030	$13,130	$(21,099)	$(207,740)	$(71,483)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.87	$(0.62)	$(3.77)	$(34.03)	$(13.49)
Earnings from discontinued operations	—	1.66	0.45	0.53	1.92

Net earnings (loss)	$0.87	$1.04	$(3.32)	$(33.50)	$(11.57)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.83	$(0.62)	$(3.77)	$(34.03)	$(13.49)
Earnings from discontinued operations	—	1.66	0.45	0.53	1.92

Net earnings (loss)	$0.83	$1.04	$(3.32)	$(33.50)	$(11.57)

	December 31,
	2008	2007	2006	2005	2004
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$26,688	$42,364	$30,228	$8,361	$9,122
Working capital	10,512	16,998	5,218	(9,123)	5,882
Total assets	98,783	122,438	178,667	162,062	358,593
Long-term debt, excluding current installments	14,331	38,078	136,922	140,401	123,286
Redeemable preferred stock	—	—	11,199	—	—

Total shareholders’ equity (deficit)	$22,710	$2,349	$(104,483)	$(102,365)	$103,584

(1)	The Company adopted the provisions of SFAS 123(R) in 2006 and recognized $2.2 million, $21.0 million and $6.4 million of stock-based compensation charges during the years ended December 31, 2008, 2007 and 2006, respectively. See Note 1(l) and Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	During 2005, the Company recognized impairment charges related to goodwill and intangible assets. See Note 1(g) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	During 2004, the Company recognized an increase in the valuation allowance against its remaining net deferred tax assets. Lower effective tax rates in 2008, 2007, 2006 and 2005 are primarily attributable to non-recognition of loss carry-forward benefits. See Note 1(i) and Note 10 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Company conducts its operations through two reportable operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Accounts Payable Services segments in a category referred to as corporate support. The Domestic and International Accounts Payable Services segments principally consist of services that entail the review of client accounts payable disbursements to identify and recover overpayments. These operating segments include accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies. The Company conducts business in North America, South America, Europe, Australia and Asia.
     The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) the nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. For some services provided by the Company, client contracts provide for compensation to the Company in the form of a flat fee, a fee per hour, or a fee per other unit of service.
     The Company’s results over the past several years have been affected by its involvement in the demonstration recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company the contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program, and the Company began to incur capital expenditures and employee compensation costs related to the RAC demonstration program that year. Such capital expenditures and employee compensation costs continued to be incurred throughout 2006 and 2007 as the Company continued to build this business. Primarily as a result of the expiration of the Company’s RAC demonstration program contract in March 2008, revenues from the auditing of Medicare payments in California made only a small contribution to the Company’s overall revenues in the year ended December 31, 2008. Pursuant to the Company’s agreement with CMS, there will be no additional revenues to the Company or repayments to CMS relating to the RAC demonstration program.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. In connection with the expansion, the Company submitted its proposal to participate in the expansion on December 14, 2007. On October 3, 2008, the Company was notified by CMS that the Company had not been selected to take part in the national rollout of the Medicare recovery audit program. On November 3, 2008, the Company filed a protest of the CMS contract awards with the Government Accountability Office (the “GAO”). On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees, and as a result, also announced that it had withdrawn its GAO protest of CMS’s contract awards. The Company cannot predict at this time when it will begin receiving revenues from these subcontracts, or the estimated amount of any such revenues.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2008	2007	2006
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	64.3	62.0	71.7

Gross margin	35.7	38.0	28.3

Selling, general and administrative expenses	22.5	29.5	25.0
Operational restructuring expenses	—	0.7	1.8

Operating income	13.2	7.8	1.5

Interest expense, net	1.7	6.1	7.2
Loss on debt extinguishment and financial restructuring	—	4.1	4.4

Earnings (loss) from continuing operations before income taxes and discontinued operations	11.5	(2.4)	(10.1)

Income tax expense	1.8	0.7	0.5

Earnings (loss) from continuing operations before discontinued operations	9.7	(3.1)	(10.6)
Discontinued operations:
Earnings from discontinued operations and disposals, net of income taxes	—	8.9	1.3

Net earnings (loss)	9.7%	5.8%	(9.3)%

     Domestic and International Accounts Payable Services
     Revenues. Accounts Payable Services revenues for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006
Domestic Accounts Payable Services revenues	$111.9	$140.4	$140.4
International Accounts Payable Services revenues	83.8	87.0	85.5

Total Accounts Payable Services revenues	$195.7	$227.4	$225.9

     Total Accounts Payable Services revenues for the year ended December 31, 2008 decreased by $31.7 million, or 13.9%, compared to the year ended December 31, 2007. Total Accounts Payable Services revenues for the year ended December 31, 2007 increased by $1.5 million, or less than 1.0%, compared to the year ended December 31, 2006.
     Domestic Accounts Payable Service revenues decreased by $28.5 million, or 20.3% in 2008 compared to 2007. Domestic Accounts Payable Services revenues include revenues previously generated from the Medicare recovery audit demonstration program. The primary reason for the decrease in the Domestic Accounts Payable Services revenue for the year ended December 31, 2008 compared to the prior year was the end of the Medicare RAC demonstration program in the first quarter of 2008. Excluding Medicare audit revenues, Domestic Accounts Payable Services revenues decreased by less than 10% in 2008 compared to the prior year. For the year ended December 31, 2007 compared to the year ended December 31, 2006, excluding Medicare, the Company experienced a decline of approximately 10% in Domestic Accounts Payable Services revenues.
     The year over year decreases in Domestic Accounts Payable Services revenues is consistent with the Company’s general declining trend of such revenues over the past several years. It should be noted, however, that a significant portion of the recent historical trend of declining Domestic Accounts Payable Services revenues resulted from the Company’s recent strategy of exiting smaller, less profitable clients. Additionally, management believes that this historical declining revenue trend is related to several factors, including fewer claims being processed as a result of improved client processes and the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services. Furthermore, the Company has observed that with the passage of time, numerous clients make fewer transaction errors as a result of the training and methodologies provided by the Company as part of the Company’s accounts payable recovery process. These declines were offset, in part, during 2007 and, to a lesser extent, 2008, by Medicare audit revenues. The Company cannot predict if future revenues, if any, under the national Medicare RAC program subcontracts will be sufficient to offset the expected continued decline in other revenues in the Company’s Domestic Accounts Payable segment.
     In addition, recent economic conditions which have adversely impacted the U.S. retail industry may at some point negatively impact the Company’s revenues. Since the Company audits its clients’ purchases on an average of 12-18 months in arrears, the Company may not know the impact, if any, of the current economic downturn on our revenues until late 2009 or 2010. Management expects that if the retail industry economic conditions continue to erode, it could have negative impacts on Company revenues. Specifically, client liquidity and the liquidity of client vendors can significantly impact claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors. Management is also aware of speculation regarding an increase in retailer bankruptcies, which, if correct, could adversely impact future revenues.
     Revenues in the International Accounts Payable Services segment for 2008 decreased by $3.2 million, or 3.7%, compared to the prior year. The reported international revenues were adversely impacted by a significant strengthening of the U.S. dollar relative to foreign currencies throughout the world, particularly in the fourth quarter of 2008. On a constant dollar basis adjusted for foreign exchange (“FX”) rates, International Accounts Payable Services revenues decreased by 2.1% during 2008 as compared to 2007. Revenues in the International Accounts Payable Services segment for 2007 were $87.0 million compared to $85.5 million in 2006, an increase of $1.5 million, or 1.8%. The international revenues in 2007 were aided by a decline in the U.S. dollar relative to foreign currencies throughout the year, particularly in Europe and Canada. After adjustment for the change in FX rates in Europe and Canada, International Accounts Payable Services revenues declined 5.4% in 2007 versus 2006. The 2008 and 2007 declines in International Accounts Payable Services revenues (on a FX adjusted basis) are attributable to factors comparable to those described for the Domestic Accounts Payable Services segment.
     The Company intends to maximize the value it delivers to its historical base of clients by identifying and auditing new categories of potential errors. The Company also intends to increase its emphasis on using its technology and professional experience to assist its clients in achieving objectives that do not directly involve recovery of past overpayments. These objectives are related to such things as transaction accuracy and compliance, managing trade and vendor promotional programs, purchasing effectiveness, M&A due diligence analysis, and processing efficiency in the procure-to-pay value chain.
     The Company also expects future revenues from its participation as a subcontractor in three of the Medicare RAC program’s four geographic regions; however, the magnitude of such revenues is not predictable and management does not expect any revenues in 2009 from its work under the subcontracts.
     Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers. Also included in COR are other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies, clerical assistance, and depreciation. A significant portion of the components comprising COR are variable and will increase or decrease with increases and decreases in revenues.
     COR for the years ended December 31, 2008, 2007 and 2006 was as follows (in millions):

	2008	2007	2006
Domestic Accounts Payable Services COR	$66.5	$75.4	$95.3
International Accounts Payable Services COR	59.4	65.5	66.5

Total Accounts Payable Services COR	$125.9	$140.9	$161.8

     COR as a percentage of revenue for Domestic Accounts Payable Services was 59.4%, 53.7% and 67.9% for the years ended December 31, 2008, 2007 and 2006, respectively. This equates to gross margin percentages of 40.6%, 46.3% and 32.1%, respectively, for the Domestic Accounts Payable Services segment.
     The total Domestic Accounts Payable Services gross margin percentage decline in 2008 versus 2007 is entirely attributable to the decrease in the Company’s Medicare recovery audit activities during 2008. During the year ended December 31, 2008, the Company incurred significant expenses to maintain its Medicare audit capabilities in anticipation of participation in the national rollout of Medicare recovery auditing while revenues from the wrap up of CMS’s RAC demonstration program were not significant. Excluding Medicare activities, the gross margin percentage for Domestic Accounts Payable Services for the year ended December 31, 2008 improved by approximately 3% as compared to the year ended December 31, 2007. Such improvement primarily resulted from organizational and operational changes made in late 2007 and early 2008. Management has continued its efforts to monitor and improve profitability on a client-by-client basis since an initiative to address this issue was begun in 2006.
     The dollar and percentage of revenue improvement in Domestic Accounts Payable Services COR for 2007 compared to 2006 was partially related to the execution of the Company’s strategic initiative to exit smaller less profitable clients. Additionally, a significant reduction in the Medicare claims processing backlog during 2007 significantly contributed to the improvement in the Company’s gross margin in 2007. During the Medicare demonstration project, significant costs preceded revenues which caused a large variation in gross margin between 2007 and 2006.
     Management expects a similar lag in profitability related to the new Medicare recovery audit subcontracts. Therefore, it is expected that Domestic Accounts Payable Services gross margin in 2009 will be adversely impacted by such lag.
     COR as a percentage of revenue for International Accounts Payable Services was 70.9%, 75.3% and 77.8% for the years ended December 31, 2008, 2007 and 2006, respectively. This equates to gross margin percentages of 29.1%, 24.7% and 22.2%, respectively.
     The dollar and percentage of revenue improvement for International Accounts Payable Services COR in 2008 and in 2007 primarily resulted from the execution of the strategic initiatives of focusing efforts and resources on larger clients and exiting smaller less profitable clients. The Company also closed offices in many countries during 2006 and 2007, resulting in improved international gross margins in 2007 compared to 2006 and in 2008 compared to 2007.
     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Accounts Payable Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses, gains and losses on assets disposals, depreciation of property and equipment and amortization of intangibles related to the Accounts Payable Services segments.
     Accounts Payable Services SG&A for the years ended December 31, 2008, 2007 and 2006 were as follows (in millions):

	2008	2007	2006
Domestic Accounts Payable Services SG&A	$15.7	$18.9	$20.7
International Accounts Payable Services SG&A	11.3	10.0	10.2

Total Accounts Payable Services SG&A	$27.0	$28.9	$30.9

     Domestic Accounts Payable Services SG&A expenses for the year ended December 31, 2008 decreased by $3.2 million, or 16.9%, from the same period in 2007. Domestic Accounts Payable Services SG&A expenses for the year ended December 31, 2007 decreased by $1.8 million, or 8.7%, from the same period in 2006. Domestic Accounts Payable Services SG&A expenses as a percentage of revenues were 14.0%, 13.5% and 14.7% for the years ended December 31, 2008, 2007 and 2006, respectively.
     As discussed above with respect to COR ratios, the timing of the Medicare RAC demonstration program revenues dramatically impacted the 2007 ratio of Domestic Accounts Payable Services segment SG&A to segment revenues. Excluding the impact of the Medicare recovery audit activities, Domestic Accounts Payable Services SG&A in terms of dollars and as a percentage of revenue decreased in 2008 compared to 2007 and in 2007 compared to 2006. Such decreases resulted primarily from headcount reductions and reductions in facilities costs.
     International Accounts Payable Services SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries payable to the U.S. parent from their local currency to their U.S. dollar equivalent and substantial changes from period to period in FX rates can significantly impact the amount of such gains and losses. During the year ended December 31, 2008, the Company recognized $3.3 million of FX losses related to intercompany balances. During the years ended December 31, 2007 and 2006, the Company recognized FX gains related to intercompany balances of $1.2 million and $0.7 million, respectively.
     International Accounts Payable Services SG&A excluding the FX gains and losses related to intercompany balances decreased by $3.1 million, or 27.7% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The 2007 amount was $0.3 million more than such amount in 2006. The slight increase in 2007 compared to 2006 is attributable to 2007 severance costs and charges resulting from early lease terminations. The decrease in 2008 International Accounts Payable Services SG&A, excluding the intercompany FX losses, as compared to 2007 and 2006, resulted from headcount reductions and the closing or consolidation of offices in numerous countries.
     Corporate Support
     SG&A. Corporate Support SG&A represents the unallocated portion of corporate SG&A expenses which are not specifically attributable to Domestic or International Accounts Payable Services and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration, hedging activities and stock-based compensation charges.
     Corporate Support SG&A totaled the following for the years ended December 31, 2008, 2007 and 2006 (in millions):

	2008	2007	2006
Selling, general and administrative expenses	$17.0	$38.2	$25.6

     Corporate Support SG&A for the years ended December 31, 2008, 2007 and 2006 includes stock-based compensation charges of $2.2 million, $21.0 million and $6.4 million, respectively. The disproportionate 2007 charge for stock-based compensation resulted primarily from the issuance of additional performance units in accordance with the anti-dilution provisions of the 2006 Management Incentive Plan (“2006 MIP”) that was negotiated as part of the Company’s financial restructuring completed in March 2006. See “2006 Management Incentive Plan” below for further details regarding the Company’s 2006 MIP.
     Corporate Support SG&A expenses excluding stock-based compensation charges decreased by $2.4 million, or 14.0%, for the year ended December 31, 2008 compared to the year ended December 31, 2007. Corporate Support SG&A expenses excluding stock-based compensation charges decreased by $2.0 million, or 10.4%, for the year ended December 31, 2007 compared to the year ended December 31, 2006. The decreases in these costs for 2008 compared to 2007 and for 2007 compared to 2006 resulted from reductions in payroll and related taxes and benefits, occupancy costs, insurance, professional fees, and other miscellaneous expenses.
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

     The operational restructuring expense for the years ended December 31, 2008, 2007 and 2006 was as follows (in millions):

	2008	2007	2006
Operational restructuring expense	$—	$1.6	$4.1

     The Company initially expected that the implementation of the 2005 operational restructuring plan would result in severance related and other charges of approximately $14.6 million, most or all of which would be recognized prior to the end of 2006. Actual operational restructuring charges related to the 2005 plan recognized by the end of 2006 totaled $15.3 million, including $4.1 million recognized in 2006. As of December 31, 2006 the Company had paid out a total of $11.2 million of severance. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs.
     As of December 31, 2006, the operational restructuring plan as originally contemplated and approved in 2005 had been completed. In 2007, the Company recorded additional restructuring charges for early lease termination costs of $1.3 million and leasehold improvement impairment charges of $0.3 million. Such costs were not included in the original 2005 restructuring plan. For the year ended December 31, 2008, no operational restructuring expenses were recognized.
     Interest Expense and Income
     Net interest expense for the years ended December 31, 2008, 2007 and 2006 amounted to $3.2 million, $13.8 million and $16.3 million, respectively. The reductions in net interest expense are directly attributable to the Company’s reductions in debt obligations. See “Liquidity and Capital Resources — Financing Activities and Interest Expense” below for additional information related to the Company’s interest expense and income.
     Loss on Debt Extinguishment and Financial Restructuring
     In 2006, the Company recorded a $10 million charge in connection with the restructuring of its debt obligations. In 2007, the company recorded a $9.4 million charge as a result of debt extinguishments. See “Liquidity and Capital Resources — Financing Activities and Interest Expense” below for additional information related to the Company’s 2006 financial restructuring and 2007 debt extinguishments.
     Income Tax Expense
     The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated 15.5%, (30.6)%, and (5.1)% for the years ended December 31, 2008, 2007 and 2006, respectively. The 2008 effective tax rate is less than the expected tax rate primarily due to a reduction in the Company’s deferred tax asset valuation allowance. The reflection of tax expense in 2007 and 2006 in spite of reported losses from continuing operations primarily results from taxes on foreign income and the non-recognition of tax benefits on operating loss carry-forwards through the use of a valuation allowance against deferred tax assets.
     For the years ended December 31, 2008, 2007 and 2006, management determined that based on all available evidence, a deferred tax asset valuation allowance of $64.3 million, $79.8 million and $79.2 million, respectively, were appropriate as of those dates. The reduction of the allowance during 2008 was partially attributable to a reduction of previously recognized foreign operating loss carry-forwards related to goodwill deductions taken in the United Kingdom (“UK”). During 2008, the Company acceded to a position taken by the taxing authorities in the UK regarding the denial of certain goodwill deductions taken on UK tax returns for 2003 through 2005. As a result, foreign net operating loss carry-forwards were reduced by approximately $17.0 million based on December 31, 2008 FX rates. Accordingly, deferred tax assets of $5.1 million were written off. This reduction in the Company’s deferred tax assets was offset by a corresponding reduction in the previously established valuation allowance against these assets.
     An additional $5.7 million reduction in the December 31, 2008 valuation allowance resulted from a like reduction in deferred tax assets related to 2008 intangible asset amortization deductions for tax purposes related to intangible assets that have been previously written off for financial reporting purposes.

     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the IRC. This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $42.8 million of U.S. federal loss carry-forwards that are available to the Company as of December 31, 2008, $23.3 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carry-forward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carry-forwards, $14.3 million in unexpired foreign tax credit carry-forwards, and $0.2 million in unexpired R&D credit carry-forward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 million reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets for the year ended December 31, 2006.
     As of December 31, 2008, the Company had approximately $42.8 million of U.S. federal loss carry-forwards available to reduce future taxable income. The loss carry-forwards expire through 2028.
     Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN No. 48 in 2007, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
     Discontinued Operations
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian (“Averio”). The Company received proceeds from the sale of approximately $22.4 million at closing and an additional $2.2 million on December 31, 2007.
     Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for 2006 and 2007 up until the sale date presented in the consolidated financial statements have been reclassified and are included in discontinued operations. The Company recognized a 2007 gain on sale of approximately $19.9 million as a result of the transaction.
     On January 11, 2006, the Company’s Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During 2006, the Company recognized a loss of $0.3 million relating to the sale of the Airline business unit.
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity. In addition to the initial proceeds, the sale agreement provided for additional sale proceeds payable in the form of a revenue-based royalty over four years. During 2006, the Company recognized additional gains on the sale of discontinued operations of $0.3 million related to the receipt of the final portions of the revenue-based royalty from the sale.
     Operating income of the discontinued operations for the years ended December 31, 2007 and 2006 amounted to $0.8 million and $3.5 million, respectively. Operating income of discontinued operations in 2006 excludes rent expense previously allocated to the Airline unit. Income tax expense of $0.4 million and $0.9 million was allocated to earnings from discontinued operations in 2007 and 2006, respectively.

Quarterly Results
     The following tables set forth certain unaudited condensed quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2008 and 2007. The information has been derived from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2008 Quarter Ended				2007 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenues	$48,263	$49,648	$49,182	$48,613	$57,030	$53,315	$53,207	$63,817
Cost of revenues	30,252	32,941	31,169	31,539	37,241	34,872	33,511	35,253

Gross margin	18,011	16,707	18,013	17,074	19,789	18,443	19,696	28,564
Selling, general and administrative expenses	12,843	11,024	12,139	8,022	13,682	14,486	17,562	21,333
Operational restructuring expense	—	—	—	—	—	—	1,644	—

Operating income	5,168	5,683	5,874	9,052	6,107	3,957	490	7,231
Interest expense, net	(991)	(765)	(789)	(700)	(4,141)	(4,749)	(3,133)	(1,792)
Loss on debt extinguishment and financial restructuring	—	—	—	—	—	—	—	(9,397)

Earnings (loss) from continuing operations before income taxes and discontinued operations	4,177	4,918	5,085	8,352	1,966	(792)	(2,643)	(3,958)
Income tax expense	593	400	879	1,630	531	344	337	446

Earnings (loss) from continuing operations before discontinued operations	3,584	4,518	4,206	6,722	1,435	(1,136)	(2,980)	(4,404)
Discontinued operations:
Earnings (loss) from discontinued operations and disposals, net	—	—	—	—	88	19,687	(11)	451

Net earnings (loss)	$3,584	$4,518	$4,206	$6,722	$1,523	$18,551	$(2,991)	$(3,953)

Basic earnings (loss) per share:

Earnings (loss) from continuing operations before discontinued operations	$0.17	$0.21	$0.19	$0.30	$0.15	$(0.15)	$(0.31)	$(0.21)
Discontinued operations	—	—	—	—	0.01	2.17	(0.00)	0.02

Net earnings (loss)	$0.17	$0.21	$0.19	$0.30	$0.16	$2.02	$(0.31)	$(0.19)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations before discontinued operations	$0.16	$0.20	$0.18	$0.29	$0.12	$(0.15)	$(0.31)	$(0.21)
Discontinued operations	—	—	—	—	0.01	2.17	(0.00)	0.02

Net earnings (loss)	$0.16	$0.20	$0.18	$0.29	$0.13	$2.02	$(0.31)	$(0.19)

Liquidity and Capital Resources
     As of December 31, 2008, the Company had $26.7 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $22.5 million of calculated availability for borrowings. Management does not currently anticipate any borrowings under the revolver. As of December 31, 2008, the Company was in compliance with all of its debt covenants.
     Operating Activities. Net cash provided by operating activities was $16.7 million, $30.3 million and $21.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in net cash provided by operating activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily resulted from the reduction in operating income after consideration of non-cash charges which do not necessarily use cash in the same period as the charges are recognized. Such charges are itemized in the Company’s Consolidated Statements of Cash Flows included in Item 8 of this Form 10-K and include depreciation and amortization and stock-based compensation expense. Operating income excluding these charges decreased by $12.3 million in 2008 compared to 2007. The Company also made significant reductions in its noncurrent compensation obligations and other long-term liabilities during 2008, including a $2.2 million cash distribution under the 2006 MIP.
     The larger amount of net cash provided by operating activities in 2007 compared to both 2008 and 2006 was largely attributable to the increase in gross margin and operating income resulting from the Medicare auditing program, as previously discussed.
     Investing Activities and Depreciation Expense. Depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 amounted to $5.2 million, $6.8 million and $10.1 million, respectively. The reductions in depreciation expense over the last three years are attributable to much lower capital expenditures, particularly in 2006, compared to periods prior to 2006. Net cash used in investing activities was $3.3 million, $4.0 million and $1.3 million during the years ended December 31, 2008, 2007 and 2006, respectively. Cash used in investing activities for all three years was attributable to capital expenditures. The decrease in capital expenditure spending in 2008 compared to 2007 was primarily related to a decrease in spending on the Company’s Medicare auditing capabilities partially offset by investments to upgrade the Company’s information technology infrastructure. Capital expenditures in 2006 were far below the spending levels of periods prior to 2006 due to the cost reduction initiatives resulting from the previously discussed 2005 operational restructuring.
     Capital expenditures are discretionary and management currently expects future capital expenditures to be at levels comparable to 2007 and 2008 spending. Changes in operating plans and results could change these expectations.
     Financing Activities and Interest Expense. Net cash used in financing activities was $28.0 million, $36.2 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, the Company reduced the balance of its term loan by $25.9 million. This amount included $10.9 million of mandatory payments as well as a voluntary prepayment of $15.0 million. In March 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the borrowing capacity under the revolver portion of its facility by $10 million. The Company also reduced its capital lease obligations by $0.3 million during 2008. In December 2008, the Company repurchased 429,378 shares of its outstanding common stock for $1.7 million.
     2007 Financial Restructuring
     During the fall of 2007, the Company undertook a financial restructuring designed to de-leverage the Company’s balance sheet and provide it with more financial flexibility. The 2007 restructuring included amending and restating the Company’s credit facility and redeeming the Company’s 11% senior notes, 10% senior convertible notes and 9% Series A convertible preferred stock. The Company’s credit facility with Ableco LLC (“Ableco”) was amended and restated to provide the Company with a $20 million revolving credit facility and a $45 million term loan, which was funded in October 2007.
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
     The face amount of the 11% senior notes redeemed exceeded their carrying amount net of unamortized discount and deferred loan costs by $8.4 million. Such amount, along with a $1.0 million prepayment premium, $9.4 million in total, is reported as a loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2007. Unamortized deferred loan costs of $2.1 million related to the 10% senior convertible notes that were converted to common stock were charged to additional paid-in capital in 2007. As a consequence of the prepayment of the $25 million term loan in 2007 and the replacement of the revolving credit facility, the Company wrote-off $1.7 million of unamortized deferred loan costs in 2007. Such amount is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2007. The Company incurred approximately $3.1 million of costs in connection with the amended and restated Ableco credit facility. Such amount was capitalized and is being amortized over the life of the facility.
     2006 Financial Restructuring
     On October 19, 2005 the Board of Directors of the Company formed a Special Restructuring Committee to oversee the efforts of the Company, with the assistance of its financial advisor, to restructure the Company’s financial obligations, including its obligations under its then existing convertible subordinated notes, and to improve the Company’s liquidity. The restructuring was successfully completed on March 17, 2006.
     Pursuant to the 2006 restructuring, the Company exchanged $124.1 million of its existing convertible subordinated notes due November 2006 (and $1.8 million of accrued interest thereon) for the following securities: $51.5 million of 11% senior notes, $59.6 million of 10% senior convertible notes and 9% Series A convertible preferred stock having an initial liquidation preference of $14.9 million. The aggregate fair value of the new instruments issued exceeded the book value of the exchanged convertible subordinated notes by approximately $10 million. Such amount was recognized as a loss on financial restructuring in the first quarter of 2006. The Company incurred $1.3 million of costs related to the issuance of the new preferred stock. Such amount was charged to additional paid-in capital in the first quarter of 2006. The Company incurred costs of $5.1 million in connection with the issuance of the new senior notes and senior convertible notes. Such amount was capitalized and was being amortized over the term of the notes.
     As discussed above, in connection with the 2007 restructuring, all the securities issued in connection with the 2006 financial restructuring have been converted or redeemed and are no longer outstanding.
     The aggregate impact of the transactions described above resulted in interest expense of $4.1 million, $15.1 million and $17.1 million for the years ended December 31, 2008, 2007 and 2006. Cash paid for interest during the years ended December 31, 2008, 2007 and 2006 amounted to $3.2 million, $14.4 million and $5.7 million, respectively.
     As a result of the transactions described above, management expects interest expense in near future periods to be significantly less than that incurred in 2007 and 2006. See “Secured Credit Facility” below for further details regarding the Company’s remaining credit facility.
     Discontinued Operations. Net cash provided by (used in) the operating activities of discontinued operations was $(2.0 million) and $1.5 million during the years ended December 31, 2007 and 2006, respectively. Such cash flows were primarily attributable to the operations of Meridian prior to its sale in May 2007. The sale of Meridian provided net proceeds of $23.2 million in 2007. A substantial portion of such proceeds was required to be used to repay debt under the Company’s credit facility.
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
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. For the year ended December 31, 2008, the Company repurchased 429,378 shares at an average price of $3.93 for a total purchase price of approximately $1.7 million. This equates to approximately 2% of the then outstanding shares.

     Contractual Obligations and Other Commitments
     As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2008 is as follows:

	Payments Due by Period (in thousands)
		Less			More
		Than	1-3	3-5	Than
Contractual obligations	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (1)	$19,070	$5,000	$14,070	$—	$—
Operating lease obligations	36,578	7,020	12,063	11,817	5,678
Capital lease obligations (2)	636	363	273	—	—
Cash portions of stock-based compensation (3)	2,885	1,849	1,036	—	—
Payments to Messrs. Cook and Toma (4)	3,704	1,533	1,217	124	830
Severance	1,668	1,668	—	—	—

Total	$64,541	$17,433	$28,659	$11,941	$6,508

(1)	Excludes variable rate interest (minimum 9.75% per annum) payable monthly.

(2)	Includes interest imputed at 11.3%.

(3)	Represents the portions of Performance Units outstanding under the 2006 MIP payable in cash. Amounts presented are based on the market price of the Company’s common stock at December 31, 2008. Actual payments are due to be made on April 30 of each year and will be based on the market price of the Company’s common stock at the settlement dates — see 2006 Management Incentive Plan below.

(4)	In connection with the Company’s 2006 financial restructuring, required payments to Messrs. Cook and Toma were revised — see Executive Severance Payments below.
     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.2 million each commencing in April 2008. The loan agreement also requires an annual additional payment contingently payable based on an excess cash flow calculation as defined in the agreement. During 2008, the Company reduced the balance on its term loan by $25.9 million. This reduction included $10.9 million of mandatory payments as well as a voluntary payment of $15.0 million. During the first quarter of 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of its facility by $10 million. The additional borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at December 31, 2008 was $22.5 million.
     The remaining balance of the term loan is due on September 17, 2011. Interest on the term loan balance is payable monthly and accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of December 31, 2008, there were no outstanding borrowings under the revolving credit facility. The weighted-average interest rates on term loan balances outstanding under the credit facility during 2008 and 2007, including fees, were 10.9% and 10.3%, respectively.
     Due to the $15 million voluntary payment made in 2008, management does not expect that the annual additional contingent payment based on 2008 excess cash flow that otherwise would be due in April 2009 will be required.
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
     The credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company to, among other things, incur debt, incur liens, sell assets, repurchase shares of its capital stock or declare or pay dividends on its capital stock. The financial covenants included in the credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth a maximum leverage ratio for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization.

     2006 Management Incentive Plan
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary by participant), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vested ratably over approximately the following eighteen months with the awards fully vesting on March 17, 2008. On March 28, 2007, an additional executive officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The award had a grant date fair value of $0.3 million and vests ratably over four years. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of the Company’s senior convertible notes and Series A convertible preferred stock. During 2007 and 2006, an additional 1,436,484 Performance Units and 122,073 Performance Units, respectively, with aggregate grant date fair values of $24.0 million and $1.6 million, respectively, were granted as a result of this automatic adjustment provision.
     All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense (credit) of $(0.4 million), $19.6 million and $3.4 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to these 2006 MIP Performance Unit awards, including $17.7 million and $1.0 million related to the automatic adjustments for the years ended December 31, 2007 and 2006, respectively. The 2008 compensation credit resulted from the remeasurement of the liability-classified portion of the awards to fair value. The fair value of these awards is based on the market price of the Company’s common stock which declined during the fourth quarter of 2008. The amount of compensation expense recognized is based on the assumption that none of the Performance Unit awards will be forfeited.
     On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million. As of December 31, 2008, a total of 1,767,721 Performance Unit awards were outstanding with an aggregate intrinsic value of $7.2 million. As of December 31, 2008, a total of 1,742,092 Performance Units are fully vested with an aggregate intrinsic value of $7.1 million.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2008, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $1.9 million, respectively, related to these obligations.
     Off Balance Sheet Arrangements
     As of December 31, 2008, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies
     The Company’s significant accounting policies are more fully described in Note 1 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. However, certain of the Company’s accounting policies are particularly important to the portrayal of its financial position and results of operations and require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. Accounting policies that involve the use of estimates that meet both of the following criteria are considered by management to be “critical” accounting policies. First, the accounting estimate requires the Company to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternative estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.
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
•	Revenue Recognition. The Company recognizes revenue on the accrual basis except with respect to certain International Accounts Payable Services units where revenue is recognized on the cash basis in accordance with guidance issued by the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, the Company relies on customary business practices and processes for documenting that the criteria described in (a) through (d) above have been met. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but revenue is not recognized, unless management can otherwise determine that criteria (a) through (d) above have been met, because the Company’s customary business practices and processes specific to that client have not been completed. The determination that each of the aforementioned criteria has been met, particularly the determination of the timing of economic benefit received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

•	Unbilled Receivables & Refund Liabilities. Unbilled receivables are usually contractual and relate to claims for which our client has received economic value. Unbilled receivables arise when a portion of the Company’s fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after the original invoice, or a year after completion of the audit period), the unbilled receivable amount is invoiced. Notwithstanding the deferred due date, the Company and the client acknowledge that this unbilled receivable has been earned at the time of the original invoice, it just has a deferred due date.

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

During the first quarter of 2008, management revised its estimate of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual Domestic Accounts Payable Services refund rates observed during 2007. The impact of this change in estimate resulted in a $0.8 million increase in first quarter 2008 income from continuing operations. During the fourth quarter of 2008, management changed its method of estimating the refund liability related to its International Accounts Payable Services segment to be more consistent with the methodology used in the Domestic Accounts Payable Services segment. The impact of the change in estimate resulted in a $0.9 million decrease in fourth quarter 2008 income from continuing operations. The combined impact of the 2008 refund liability estimate changes was to decrease income from continuing operations by $0.1 million, or less than $0.01 per basic and diluted share. Management does not expect that these changes in estimate will have a material impact on future period results.

•	Goodwill and Other Intangible Assets. During each of the fourth quarters of 2008, 2007 and 2006, the Company completed the required annual impairment testing of goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142. As a result of this testing, the Company concluded that there was no impairment of goodwill and other intangible assets.

During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with SFAS No. 142. Amortization expense in 2007 increased by $0.5 million as a result of this change in method.

•	Income Taxes. The Company’s effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Significant judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, the Company’s effective tax rate reflected in its Consolidated Financial Statements included in Item 8 of this Form 10-K is different than that reported in its tax returns. Some of these differences are permanent, such as expenses that are not deductible on the Company’s tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in the Company’s tax returns in future years for which it has already recorded the tax benefit in the statement of operations. The Company establishes valuation allowances to reduce net deferred tax assets to the amounts that it believes are more likely than not to be realized. These valuation allowances are adjusted in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in the Company’s consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on the Company’s tax returns but has not yet been recognized as an expense in its consolidated financial statements.

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

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FIN No. 48 in 2007, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

•	Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the requirements of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.

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

During the years ended December 31, 2008, 2007 and 2006, stock-based compensation charges aggregated $2.2 million, $21.0 million and $6.4 million, respectively. Stock-based compensation is discussed in more detail in Note 1(l) and Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
New Accounting Standards
     SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.
     SFAS No. 157. In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The standard describes three levels of inputs that may be used to measure fair value.
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
     The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill and other intangible assets impairment testing. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 included cash equivalents of $23.3 million which were valued based on Level 1 inputs and debt and capital lease obligations of $19.6 million which were valued based on Level 2 inputs. The Company did not have any assets valued based on Level 3 inputs.
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
     SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has determined that under its present structure, the adoption of SFAS No. 160 will not have a material impact on its future financial statements.
     SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the company’s financial position, financial performance, and cash flows. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company will adopt SFAS 161 on January 1, 2009 and is currently evaluating the potential impact on its financial statements when implemented.
     FSP APB 14-1. In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009. The Company has not determined the impact, if any, FSP APB 14-1 will have on its future financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During 2008, we recognized $13.1 million of operating income from our International Accounts Payable Services segment, virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted average foreign currency exchange rates against the U.S. dollar, by approximately $1.3 million.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of December 31, 2008, the Company had $22.5 million of calculated borrowing availability under its revolving credit facility and $19.1 million outstanding under a term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.25% (or, at our option, a published prime lending rate plus 0.25%). At December 31, 2008, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS 123(R), as being equal to the market value of the common stock. Also, under SFAS 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of December 31, 2008, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.7 million change in pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRG-Schultz International, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRG-Schultz International, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRG-Schultz International, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1(i) to the consolidated financial statements, “Income Taxes”, the Company has changed its method for recognizing and measuring uncertain tax positions in 2007 due to the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), PRG-Schultz International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ BDO Seidman, LLP

March 13, 2009

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006
Revenues	$195,706	$227,369	$225,898
Cost of revenues	125,901	140,877	161,827

Gross margin	69,805	86,492	64,071

Selling, general and administrative expenses	44,028	67,063	56,500
Operational restructuring expense (Note 16) )	—	1,644	4,130

Operating income	25,777	17,785	3,441

Interest expense	(4,090)	(15,071)	(17,145)
Interest income	845	1,256	834
Loss on debt extinguishment and financial restructuring (Note 8)	—	(9,397)	(10,047)

Earnings (loss) from continuing operations before income taxes and discontinued operations	22,532	(5,427)	(22,917)

Income tax expense (Note 10)	3,502	1,658	1,165

Earnings (loss) from continuing operations before discontinued operations	19,030	(7,085)	(24,082)

Discontinued operations (Note 2):
Earnings from discontinued operations, net of income tax expense of $408 in 2007 and $854 in 2006	—	347	2,691
Net gains on sales of discontinued operations	—	19,868	292

Earnings from discontinued operations	—	20,215	2,983

Net earnings (loss)	$19,030	$13,130	$(21,099)

Basic earnings (loss) per common share (Note 6):
Earnings (loss) from continuing operations before discontinued operations	$0.87	$(0.62)	$(3.77)
Earnings from discontinued operations	—	1.66	0.45

Net earnings (loss)	$0.87	$1.04	$(3.32)

Diluted earnings (loss) per common share (Note 6):
Earnings (loss) from continuing operations before discontinued operations	$0.83	$(0.62)	$(3.77)
Earnings from discontinued operations	—	1.66	0.45

Net earnings (loss)	$0.83	$1.04	$(3.32)

Weighted-average common shares outstanding (Note 6):
Basic	21,829	12,204	6,616

Diluted	23,008	12,204	6,616

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2008	2007
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$26,688	$42,364
Restricted cash	61	—

Receivables:
Contract receivables, less allowances of $921 in 2008 and $826 in 2007:
Billed	28,143	30,251
Unbilled	5,568	6,440

	33,711	36,691
Employee advances and miscellaneous receivables, less allowances of $311 in 2008 and $1,831 in 2007	285	1,118

Total receivables	33,996	37,809

Prepaid expenses and other current assets	2,264	2,676
Deferred income taxes (Note 10)	—	64

Total current assets	63,009	82,913

Property and equipment:
Computer and other equipment	24,164	34,174
Furniture and fixtures	2,885	3,010
Leasehold improvements	2,992	3,964

	30,041	41,148
Less accumulated depreciation and amortization	(22,140)	(33,113)

Property and equipment, net	7,901	8,035

Goodwill (Note 7)	4,600	4,600
Intangible assets, less accumulated amortization of $10,932 in 2008 and $8,728 in 2007 (Note 7)	18,968	21,172
Unbilled receivables	1,789	2,072
Deferred loan costs, net of accumulated amortization (Note 8)	2,170	2,897
Deferred income taxes (Note 10)	—	279
Other assets	346	470

	$98,783	$122,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,275	$16,117
Accrued payroll and related expenses	22,536	31,435
Refund liabilities	7,870	9,897
Deferred revenue	502	620
Current portions of debt and capital lease obligations (Note 8)	5,314	7,846

Total current liabilities	52,497	65,915

Long-term debt and capital lease obligations(Note 8)	14,331	38,078
Deferred income taxes (Note 10)	234	—
Noncurrent compensation obligations (Note 13(b))	2,849	8,548
Refund liabilities	897	1,676
Other long-term liabilities	5,265	5,872

Total liabilities	76,073	120,089

Commitments and contingencies (Notes 3, 8, 9, 12 and 13)

Shareholders’ equity (Notes 8, 12 and 14):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 21,789,645 shares issued and outstanding in 2008 and 22,100,090 shares issued and 21,523,637 shares outstanding in 2007	218	221
Additional paid-in capital	559,359	605,592
Accumulated deficit	(539,988)	(559,018)
Accumulated other comprehensive income	3,121	4,264
Treasury stock at cost, 576,453 shares in 2007	—	(48,710)

Total shareholders’ equity	22,710	2,349

	$98,783	$122,438

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share data)

					Accumulated		Unamortized
			Additional		Other		Portion of	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Compensation	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Expense	Equity (Deficit)	Income (Loss)
Balance at December 31, 2005	6,787,683	$68	$494,826	$(550,719)	$2,400	$(48,710)	$(230)	$(102,365)
Reclassification of unamortized portion of compensation expense	—	—	(230)	—	—	—	230	—
Comprehensive loss:
Net loss	—	—	—	(21,099)	—	—	—	(21,099)	$(21,099)
Foreign currency translation adjustments	—	—	—	—	(359)	—	—	(359)	(359)

Comprehensive loss									$(21,458)

Excess of fair value over redemption value of preferred stock issued	—	—	11,995	—	—	—	—	11,995
Issuance costs of preferred stock	—	—	(1,281)	—	—	—	—	(1,281)
Issuances of common stock:
Conversions of Series A preferred stock	1,614,995	16	4,571	—	—	—	—	4,587
Fractional shares issued pursuant to reverse split	92	—	—	—	—	—	—	—
Restricted share forfeitures	(4,000)	—	—	—	—	—	—	—
Accumulated dividends on preferred stock	—	—	(895)	—	—	—	—	(895)
Stock-based compensation expense	—	—	4,934	—	—	—	—	4,934

Balance at December 31, 2006	8,398,770	84	513,920	(571,818)	2,041	(48,710)	—	(104,483)
FIN No. 48 tax liability	—	—	—	(330)	—	—	—	(330)
Comprehensive income:
Net earnings	—	—	—	13,130	—	—	—	13,130	$13,130
Foreign currency translation adjustments	—	—	—	—	2,223	—	—	2,223	2,223

Comprehensive income									$15,353

Issuances of common stock:
Conversions of Series A preferred stock	4,098,541	41	11,601	—	—	—	—	11,642
Conversions of convertible senior notes	9,593,779	96	65,104	—	—	—	—	65,200
Stock option exercises	9,000	—	57	—	—	—	—	57
Issuance costs of common stock	—	—	(72)	—	—	—	—	(72)
Accumulated dividends on preferred stock	—	—	(487)	—	—	—	—	(487)
Stock-based compensation expense	—	—	15,469	—	—	—	—	15,469

Balance at December 31, 2007	22,100,090	221	605,592	(559,018)	4,264	(48,710)	—	2,349
Comprehensive income:
Net earnings	—	—	—	19,030	—	—	—	19,030	$19,030
Foreign currency translation adjustments	—	—	—	—	(1,143)	—	—	(1,143)	(1,143)

Comprehensive income									$17,887

Issuances of common stock:
Restricted share awards	399,507	4	(4)	—	—	—	—	—
2006 MIP Performance Unit settlements	295,879	3	(3)	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,687)	—	(1,687)
Retirement of treasury stock	(1,005,831)	(10)	(50,387)	—	—	50,397	—	—
Stock-based compensation expense	—	—	4,161	—	—	—	—	4,161

Balance at December 31, 2008	21,789,645	$218	$559,359	$(539,988)	$3,121	$—	$—	$22,710

See accompanying Notes to Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$19,030	$13,130	$(21,099)
Earnings from discontinued operations	—	20,215	2,983

Earnings (loss) from continuing operations	19,030	(7,085)	(24,082)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Loss on debt extinguishment and financial restructuring	—	9,397	10,047
Impairment charges included in operational restructuring	—	344	546
Depreciation and amortization	5,194	6,769	10,114
Amortization of debt discount, premium and deferred loan costs	786	3,257	1,858
Stock-based compensation expense	2,207	20,956	6,436
Loss on disposals of property, plant and equipment, net	101	298	28
Deferred income taxes	577	187	67
Changes in assets and liabilities:
Restricted cash	(61)	139	335
Billed receivables	423	3,495	13,152
Unbilled receivables	1,155	3,120	765
Prepaid expenses and other current assets	186	(651)	818
Other assets	3	343	382
Accounts payable and accrued expenses	1,634	(1,047)	4,687
Accrued payroll and related expenses	(7,561)	(6,425)	(4,262)
Refund liabilities	(2,806)	(198)	(1,755)
Deferred revenue	(63)	22	(1,330)
Noncurrent compensation obligations	(3,508)	(2,798)	2,969
Other long-term liabilities	(607)	165	521

Net cash provided by operating activities	16,690	30,288	21,296

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(3,298)	(4,002)	(1,316)

Net cash used in investing activities	(3,298)	(4,002)	(1,316)

Cash flows from financing activities:
Payments on senior and convertible notes	—	(52,637)	(905)
Repayments of debt	(26,279)	(25,524)	(16,800)
Term loan borrowings	—	45,000	25,000
Payments for deferred loan costs	(59)	(2,999)	(6,197)
Repurchases of common stock	(1,687)	—	—
Net proceeds from common stock issuances	—	57	—
Preferred stock redemptions	—	(44)	—
Issuance costs on common and preferred stock	—	(72)	(1,281)

Net cash used in financing activities	(28,025)	(36,219)	(183)

Cash flows from discontinued operations:
Operating cash flows	—	(2,044)	1,503
Investing cash flows	—	23,151	(71)

Net cash provided by discontinued operations	—	21,107	1,432

Effect of exchange rates on cash and cash equivalents	(1,043)	962	638

Net change in cash and cash equivalents	(15,676)	12,136	21,867

Cash and cash equivalents at beginning of year	42,364	30,228	8,361

Cash and cash equivalents at end of year	$26,688	$42,364	$30,228

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$3,191	$14,388	$5,701

Cash paid during the year for income taxes, net of refunds received	$2,475	$1,029	$1,513

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
     The principal business of PRG-Schultz International, Inc. and subsidiaries (the “Company”) is providing recovery audit services to large businesses and government agencies having numerous payment transactions. These businesses include, but are not limited to:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers/wholesalers such as automobile and aerospace manufacturers, financial services firms, pharmaceutical companies, and healthcare payors;

•	federal and state government agencies such as the Centers for Medicare and Medicaid Services (“CMS”).
     The Company currently provides services to clients in over 25 countries.
     Basis of Presentation
     The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Financial statements for all years presented separately report results of discontinued operations from results of continuing operations (see Note 2). Disclosures included herein pertain to the Company’s continuing operations, unless otherwise noted.
     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Actual results could differ from those estimates.
(b) Reverse Stock Split
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
(c) Revenue Recognition
     The Company’s revenues are based on specific contracts with its clients. Such contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval, and they are unique to each client. For some services provided by the Company, compensation is in the form of a flat fee, a fee per hour, or a fee per other unit of service.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company generally recognizes revenue on the accrual basis except with respect to certain International Accounts Payable Services units. Revenue is generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenue is deferred until all of the criteria are met. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, the Company relies on customary business practices and processes for documenting that the criteria described in (a) through (d) above, have been met. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but revenue is not recognized, unless management can otherwise determine that criteria (a) through (d) above have been met, because the Company’s customary business practices and processes specific to that client have not been completed.
     Historically, there has been a certain amount of revenue with respect to which, even though the requirements of the Company’s revenue recognition policy were met, the Company’s customers’ vendors have ultimately rejected the claims underlying the revenue. In that case, the Company’s customers, even though fees may have been collected by the Company, may request a refund or offset of such amount. The Company records such refunds as a reduction of revenue. Refund liabilities are provided for these reductions in the economic value previously received by the Company’s clients with respect to vendor claims identified by the Company and for which the Company has previously recognized revenue. The Company computes the estimate of its refund liabilities at any given time based on actual historical refund data.
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual Domestic Accounts Payable Services refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million increase in first quarter 2008 income from continuing operations. During the fourth quarter of 2008, management changed its method of estimating the refund liability related to its International Accounts Payable Services segment to be more consistent with the methodology used in the Domestic Accounts Payable Services segment. The impact of the change in estimate resulted in a $0.9 million decrease in fourth quarter 2008 income from continuing operations. The combined impact of the 2008 refund liability estimate changes was to decrease income from continuing operations by $0.1 million, or less than $0.01 per basic and diluted share. Management does not expect that these changes in estimate will have a material impact on future period results.
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
     The Company derives a relatively small portion of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, a fee per hour, or a fee per other unit of service. The Company recognizes revenue for these types of services as they are provided and invoiced, and when criteria (a) through (d) as set forth above are met.
(d) Cash and Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At December 31, 2008 and 2007, the Company had cash and cash equivalents of $26.7 million and $42.4 million, respectively, of which cash equivalents represent approximately $23.3 million and $37.0 million,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
respectively. The Company had $18.5 million and $36.7 million in cash equivalents at U.S. banks at December 31, 2008 and 2007, respectively. At December 31, 2008 and 2007, certain of the Company’s international subsidiaries held $4.8 million and $0.3 million, respectively, in temporary investments, the majority of which were at banks in Canada and Latin America.
(e) Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (three years for computer and other equipment, five years for furniture and fixtures and three years for purchased software). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years.
     The Company evaluates property and equipment for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In accordance with the provisions of SFAS No. 144, the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized.
(f) Internally Developed Software
     The Company accounts for software developed for internal use in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). SOP 98-1 provides guidance on a variety of issues relating to costs of internal use software, including which of these costs should be capitalized and which should be expensed as incurred. Internally developed software is amortized using the straight-line method over the expected useful lives of three to seven years.
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
(g) Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144.
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
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with SFAS No. 142. Amortization expense in 2007 was increased by $0.5 million as a result of the change in method.
(h) Direct Expenses
     Direct expenses incurred during the course of accounts payable audits and other recovery audit services are typically expensed as incurred. Commission costs related to deferred revenues are deferred until revenue is recognized.
(i) Income Taxes
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
     SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of the deferred tax assets when significant negative evidence exists.
     Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the 2007 implementation of FIN No. 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
(j) Foreign Currency
     The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date. The translation gains and losses are included as a separate component of shareholders’ equity (deficit) and are included in the determination of comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2008, 2007 and 2006 included translation gains (losses) related to long-term intercompany balances of $(0.7 million), $(0.1 million) and $0.1 million, respectively. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency transaction gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2008, 2007 and 2006, foreign currency transaction gains (losses) included in continuing results of operations were $(1.5 million), $1.6 million, $0.8 million, respectively.
(k) Earnings Per Common Share

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company applies the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings per common share is principally computed by dividing net earnings available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities, including the Company’s convertible note obligations and convertible preferred stock using the “if-converted” method. The potential dilutive effect of stock options and convertible instruments is excluded from the determination of diluted earnings per share if the effect would be antidilutive.
(l) Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with the requirements of SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006. Under SFAS No. 123(R), the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method. The Company recognizes compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. Compensation cost is accrued if it is probable that the performance condition(s) will be achieved and is not accrued if it is not probable that the performance condition(s) will be achieved.
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
     For time-vested option grants made in 2008, 2007 and 2006 which resulted in compensation expense recognition, the Company used the following assumptions in its Black-Scholes valuation models:

	2008	2007	2006
Risk-free interest rates	2.37% - 3.08%	4.05% - 4.17%	4.6%
Dividend yields	—	—	—
Volatility factor of expected market price	.876 - .919	.856 - .889	.842
Weighted-average expected term of option	4 – 4.5 years	4 – 4.5 years	5 years
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(m) Comprehensive Income (Loss)
     The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income (loss). Consolidated comprehensive income (loss) for the Company consists of consolidated net earnings (loss) and foreign currency translation, and is presented in the accompanying Consolidated Statements of Shareholders’ Equity (Deficit).
(n) Segment Reporting
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
(o) New Accounting Standards
     SFAS No. 141(R). In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company has not determined the impact, if any, SFAS No. 141(R) will have on its future financial statements.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill and other intangible assets impairment testing. Assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007 included cash equivalents of $23.3 million and $37.0 million, respectively, which were valued based on Level 1 inputs and debt and capital lease obligations of $19.6 million and $45.9 million, respectively, which were valued based on Level 2 inputs. The Company did not have any assets valued based on Level 3 inputs.
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
     SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has determined that under its present structure, the adoption of SFAS No. 160 will not have a material impact on its future financial statements.
     SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on the company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for periods prior to its initial adoption. The Company will adopt SFAS No. 161 on January 1, 2009 and is currently evaluating the potential impact on its financial statements when implemented.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FSP APB 14-1. In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The Company is required to adopt FSP APB 14-1 beginning in the first quarter of 2009. The Company has not determined the impact, if any, FSP APB 14-1 will have on its future financial statements.
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
     On January 11, 2006, the Company’s Channel Revenue business was sold for $0.4 million in cash to Outsource Recovery, Inc. The Company recognized a 2006 gain on sale of $0.3 million related to the sale of the Channel Revenue business. On July 17, 2006, the Company completed the sale of its Airline business to a former employee. During 2006, the Company recognized a loss of $0.3 million relating to the sale of the Airline business unit.
     On October 30, 2001, the Company consummated the sale of its Logistics Management Services business to Platinum Equity. In addition to the initial proceeds, the sale agreement provided for additional sale proceeds payable in the form of a revenue-based royalty over four years. During 2006, the Company recognized additional gains on the sale of discontinued operations of $0.3 million related to the receipt of the final portions of the revenue-based royalty from the sale.
     The net tax effects on gains (losses) on sales of discontinued operations were not significant in 2008, 2007 and 2006. The Meridian gain did not result in the recognition of significant tax expense due to it being recognized in a tax-favored jurisdiction. The following table summarizes the net gains (losses) from the sales of discontinued operations for the three years ended December 31, 2008, 2007 and 2006 (in thousands):

	Years Ended December 31,
	2008	2007	2006
Business sold:
Logistics Management Services	$—	$—	$289
Channel Revenue	—	—	316
Airline	—	—	(313)
Meridian	—	19,868	—

	$—	$19,868	$292

     Operating results of the discontinued operations up until their sale or closure for the three years ended December 31, 2008, 2007 and 2006 are summarized below (in thousands).

	Years Ended December 31,
	2008	2007	2006
Revenues	$—	$17,386	$41,619
Operating income	$—	$755	$3,545

     Income tax expense of $0.4 million and $0.9 million was allocated to earnings from discontinued operations in 2007 and 2006, respectively.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(3) RELATED PARTY TRANSACTIONS
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of $7.6 million to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2008, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $1.9 million, respectively, related to these obligations.
(4) MAJOR CLIENTS
     For the year ended December 31, 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 11.2% of total revenues from continuing operations. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the years ended December 31, 2007 and 2006.
(5) OPERATING SEGMENTS AND RELATED INFORMATION
     The Company conducts its operations through two reportable operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Accounts Payable Services segments in a category referred to as corporate support. The Domestic Accounts Payable Services segment represents business conducted in the United States of America (“U.S.”). The International Accounts Payable Services segment represents business conducted in countries other than the U.S.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and Adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges, stock-based compensation, intangible asset impairment charges, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for continuing operations for the years ended December 31, 2008, 2007 and 2006 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
2008
Revenues	$111,954	$83,752	$—	$195,706

EBITDA	$34,265	$13,689	$(16,983)	$30,971
Foreign currency losses on intercompany balances	—	3,283	—	3,283
Stock-based compensation	—	—	2,207	2,207

Adjusted EBITDA	$34,265	$16,972	$(14,776)	$36,461

2007
Revenues	$140,385	$86,984	$—	$227,369

EBITDA	$51,827	$12,525	$(39,798)	$24,554
Operational restructuring expense	—	—	1,644	1,644
Foreign currency gains on intercompany balances	—	(1,152)	—	(1,152)
Stock-based compensation	—	—	20,956	20,956

Adjusted EBITDA	$51,827	$11,373	$(17,198)	$46,002

2006
Revenues	$140,415	$85,483	$—	$225,898

EBITDA	$32,150	$9,440	$(28,035)	$13,555
Operational restructuring expenses	3,404	2,187	2,449	8,040
Foreign currency gains on intercompany balances	—	(706)	—	(706)
Stock-based compensation	—	—	6,436	6,436

Adjusted EBITDA	$35,554	$10,921	$(19,150)	$27,325

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table reconciles gain (loss) from continuing operations before discontinued operations to EBITDA and Adjusted EBITDA for each of the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Gain (loss) from continuing operations before discontinued operations	$19,030	$(7,085)	$(24,082)

Income taxes	3,502	1,658	1,165
Interest, net	3,245	13,815	16,311
Loss on financial restructuring	—	9,397	10,047
Depreciation and amortization	5,194	6,769	10,114

EBITDA	30,971	24,554	13,555

Operational restructuring expense	—	1,644	8,040
Foreign currency (gains) losses on intercompany balances	3,283	(1,152)	(706)
Stock-based compensation	2,207	20,956	6,436

Adjusted EBITDA	$36,461	$46,002	$27,325

     The following table presents total assets by operating segment as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Domestic Accounts Payable Services	$46,509	$54,274
International Accounts Payable Services	18,955	18,296
Corporate Support	—	—

Total allocated assets	65,464	72,570

Unallocated assets:
Cash and cash equivalents	26,688	42,364
Restricted cash	61	—
Deferred loan costs	2,170	2,897
Deferred income taxes	—	343
Prepaid expenses and other assets	4,400	4,264

Total assets	$98,783	$122,438

     All property and equipment located in the U.S. is allocated 100% to Domestic Accounts Payable Services. All intangible assets related to Accounts Payable Services are allocated 100% to Domestic Accounts Payable Services.
     The following table presents revenues by country based on the location of clients served (in thousands):

	2008	2007	2006
United States	$111,954	$140,388	$140,415
United Kingdom	26,556	30,548	30,578
Canada	21,099	18,707	16,650
France	11,438	12,084	12,717
Mexico	4,697	5,225	4,581
Spain	3,319	3,270	2,453
Brazil	3,339	3,211	3,790
Germany	2,445	2,459	2,399
Australia	1,113	2,428	1,553
Sweden	2,459	1,806	1,524
Belgium	885	1,089	1,119
Other	6,402	6,154	8,119

	$195,706	$227,369	$225,898

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2008	2007
United States	$32,424	$35,339
United Kingdom	554	670
All Other	1,007	1,165

	$33,985	$37,174

(6) EARNINGS (LOSS) PER COMMON SHARE
     The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three years ended December 31, 2008, 2007 and 2006 (in thousands, except per share data). For the years ended December 31, 2007 and 2006, the impact of all potentially dilutive securities is antidilutive, thus diluted weighted average common shares and diluted earnings (loss) per common share presented are the same as basic weighted average common shares and basic earnings (loss) per common share.

	2008	2007	2006
Basic earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$19,030	$(7,085)	$(24,082)
Preferred dividends	—	(487)	(895)

Earnings (loss) for purposes of computing basic earnings (loss) per common share from continuing operations	19,030	(7,572)	(24,977)

Earnings from discontinued operations	—	20,215	2,983

Earnings (loss) for purposes of computing basic net earnings (loss) per common share	$19,030	$12,643	$(21,994)

Denominator:
Denominator for basic earnings (loss) per common share:
Weighted-average common shares outstanding	21,829	12,204	6,616

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.87	$(0.62)	$(3.77)
Earnings from discontinued operations	—	1.66	0.45

Net earnings (loss)	$0.87	$1.04	$(3.32)

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2008	2007	2006
Diluted earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$19,030	$(7,085)	$(24,082)
Preferred dividends	—	(487)	(895)

Earnings (loss) for purposes of computing diluted earnings (loss) per common share from continuing operations	19,030	(7,572)	(24,977)

Earnings from discontinued operations	—	20,215	2,983

Earnings (loss) for purposes of computing diluted net earnings (loss) per common share	$19,030	$12,643	$(21,994)

Denominator:
Denominator for basic earnings (loss) per common share:
Weighted-average common shares outstanding	21,829	12,204	6,616
Incremental shares from stock-based compensation plans	1,179	—	—

Denominator for diluted earnings (loss) per common share	23,008	12,204	6,616

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.83	$(0.62)	$(3.77)
Earnings from discontinued operations	—	1.66	0.45

Net earnings (loss)	$0.83	$1.04	$(3.32)

     For the years ended December 31, 2008, 2007 and 2006, options to purchase 1.0 million shares, 1.0 million shares and 0.5 million shares of common stock, respectively, were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect as the options’ exercise prices were greater than the average market price of the common shares during the periods. For the years ended December 31, 2007 and 2006, common shares of 1.4 million and 0.5 million underlying Performance Units (Note 14) outstanding, respectively, were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect to earnings (loss) per common share from continuing operations.
     In 2006, all potentially dilutive common shares underlying the Company’s convertible securities which were outstanding during those periods were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect. No such convertible securities were outstanding at December 31, 2008 and 2007.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
(a) Goodwill
     SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. The Company has selected October 1, the first day of its fourth quarter, as its annual assessment date. SFAS No. 142 requires that the Company perform goodwill impairment testing using a prescribed two-step, fair value approach.
     During each of the fourth quarters of 2008, 2007 and 2006, the Company performed the required annual impairment testing of goodwill in accordance with SFAS No. 142. As a result of these tests, the Company concluded that there was no impairment of goodwill as of those dates.
     All of the goodwill balances for all periods presented relate to the Company’s Domestic Accounts Payable Services segment.
(b) Other Intangible Assets
     The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisitions of the businesses of Howard Schultz & Associates International, Inc. and affiliates. Intangible assets consist of the following at December 31, 2008 and 2007 (in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2008	2007
Amortized intangible assets:
Customer relationships:	20 years
Gross carrying amount		$27,700	$27,700
Accumulated amortization		(10,932)	(8,728)

Net carrying amount		16,768	18,972
Unamortized intangible assets:
Trade name	Indefinite	2,200	2,200

Total intangible assets		$18,968	$21,172

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
     During each of the fourth quarters of 2008, 2007 and 2006, the Company performed the required annual impairment testing of its trade name in accordance with SFAS No. 142. As a result of these tests, the Company concluded that there was no impairment of its trade name as of those dates.
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with SFAS No. 142. Amortization expense in 2007 was increased by $0.5 million ($0.04 per weighted-average common share) as a result of the change in method. Amortization of intangible assets

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
amounted to $2.2 million, $1.9 million and $1.4 million per year for the years ended December 31, 2008, 2007 and 2006, respectively. Based on the current amortization method, intangible asset amortization expense for each consecutive year for the next five years will be $2.0 million, $1.9 million, $1.7 million, $1.6 million and $1.5 million, respectively.
(8) DEBT, CAPITAL LEASES AND MANDATORILY REDEEMABLE PARTICIPATING PREFERRED STOCK
     2006 Financial Restructuring
     On March 17, 2006, the Company completed an exchange offer (the “Exchange Offer”) for its $125 million of 4.75% Convertible Subordinated Notes due 2006 (the “Convertible Subordinated Notes”). As a result of the Exchange Offer, substantially all of the outstanding Convertible Subordinated Notes and accrued interest thereon were exchanged for (a) $51.5 million in principal amount of 11.0% Senior Notes Due 2011, (b) $59.6 million in principal amount of 10.0% Senior Convertible Notes Due 2011, and (c) 124,094 shares, or $14.9 million liquidation preference, of 9.0% Series A Convertible Participating Preferred Stock. The $0.9 million of Convertible Subordinated Notes that were not exchanged were redeemed in November 2006.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     As a consequence of the early repayment of the $25 million Ableco term loan in 2007 and the replacement of the revolving credit facility, the Company wrote-off $1.7 million of unamortized deferred loan costs in 2007. Such amount is included in 2007 interest expense. The Company incurred approximately $3.1 million of costs in connection with its entry in September 2007 into the amended and restated Ableco credit facility. Such amount has been capitalized and is being amortized over the life of the facility.
     2008 Repayments
     During 2008, the Company reduced the balance of the Ableco term loan by $25.9 million. This amount included $10.9 million of mandatory payments, including contingent payments (see below), as well as a voluntary prepayment of $15.0 million. During the first quarter of 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of the facility by $10 million. The additional borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at December 31, 2008 was $22.5 million.
     The principal portion of the term loan must be repaid in quarterly installments of $1.25 million each commencing in April 2008. The loan agreement also requires an annual additional prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment was made in April 2008. The Company does not expect that a 2009 contingent payment will be required due to the $15 million voluntary payment made in 2008. The remaining balance of the term loan is due in September 2011. Interest is payable monthly and accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $22.5 million revolving credit facility. As of December 31, 2008, there were no outstanding borrowings under the revolving credit facility. The weighted-average interest rates on term loan balances outstanding under the credit facility during 2008 and 2007, including fees, were 10.9% and 10.3%, respectively. The credit facility is guaranteed by each of the Company’s direct and indirect domestic wholly owned subsidiaries and certain of its foreign subsidiaries and is secured by substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries). The credit facility will mature on September 17, 2011.
     Capital Lease Obligation
     In November 2006, the Company entered into a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments which began November 1, 2007. Payments over the four year life of the agreement aggregate $1.1 million. The present value of payments remaining as of December 31, 2008 is $0.6 million using an imputed interest rate of 11.3%.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Future Minimum Payments
     Minimum principal payments on the Company’s debt and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2009	$5,314
2010	5,261
2011	9,070
2012	—
2013	—
Thereafter	—

$19,645

(9) LEASE COMMITMENTS
     The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2008, 2007 and 2006, was $6.9 million, $8.0 million and $9.5 million, respectively.
     SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $1.2 million and $1.4 million in 2007 and 2006, respectively, in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made. Accretion related to discounting is included in rent expense.
     The Company has entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). In accordance with FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases”, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line, undiscounted method over the lease terms.
     In November 2006, the Company entered into a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments beginning November 1, 2007.
     The future minimum lease payments under noncancelable operating and capital leases are summarized as follows (in thousands):

	Operating	Capital
Year Ending December 31,	Leases	Leases
2009	$7,020	$363
2010	6,183	273
2011	5,880	—
2012	5,926	—
2013	5,891	—
Thereafter	5,678	—

Total payments	$36,578	636

Less amounts representing interest		61

Principal balance at December 31, 2008		$575

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INCOME TAXES
     Income taxes have been provided in accordance with SFAS No. 109. Total income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006 was allocated as follows (in thousands):

	2008	2007	2006
Earnings (loss) from continuing operations	$3,502	$1,658	$1,165
Earnings (loss) from discontinued operations	—	408	854
Effect of cumulative translation adjustment	—	—	(1)

	$3,502	$2,066	$2,018

     Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2008, 2007 and 2006 relate to the following jurisdictions (in thousands):

	2008	2007	2006
United States	$18,300	$(9,775)	$(20,247)
Foreign	4,232	4,348	(2,670)

	$22,532	$(5,427)	$(22,917)

     The provision for income taxes attributable to continuing operations for the years ended December 31, 2008, 2007 and 2006 consists of the following (in thousands):

	2008	2007	2006
Current:
Federal	$(130)	$130	$—
State	—	—	—
Foreign	3,055	1,341	1,098

	2,925	1,471	1,098

Deferred:
Federal	130	(130)	—
State	—	—	—
Foreign	447	317	67

	577	187	67

Total	$3,502	$1,658	$1,165

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax expense (benefit) for earnings (loss) from continuing operations (in thousands):

	2008	2007	2006
Statutory federal income tax rate	$7,886	$(1,899)	$(8,021)
State income taxes, net of federal benefit	362	(571)	(853)
Change in deferred tax asset valuation allowance	(13,058)	239	(60,126)
IRC Sec. 382 limitation impacts	—	—	62,797
Foreign loss carry-forward adjustment	5,115	—	—
Loss on extinguishment of debt	—	2,325	3,516
Foreign taxes	1,930	1,207	821
Other, net	1,267	357	3,031

	$3,502	$1,658	$1,165

     The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	2008	2007
Deferred income tax assets:
Accounts payable and accrued expenses	$2,582	$2,908
Accrued payroll and related expenses	2,967	6,962
Stock — based compensation	9,507	9,899
Depreciation	2,744	3,165
Noncompete agreements	341	560
Unbilled receivables and refund liabilities	1,147	2,244
Foreign operating loss carryforward of foreign subsidiary	2,842	10,116
Federal operating loss carryforward	14,981	11,830
Intangible assets	29,103	34,816
State operating loss carryforwards	2,665	2,042
Other	4,134	5,280

Gross deferred tax assets	73,013	89,822
Less valuation allowance	64,307	79,805

Gross deferred tax assets net of valuation allowance	8,706	10,017

Deferred income tax liabilities:
Intangible assets	7,293	8,150
Capitalized software	1,204	1,166
Other	443	358

Gross deferred tax liabilities	8,940	9,674

Net deferred tax assets (liabilities)	$(234)	$343

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
     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2008, management has determined that based on all available evidence, a valuation allowance of $64.3 million is appropriate, as compared to a valuation allowance in the amount of $79.8 million as of the year ended December 31, 2007.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2008, the Company had approximately $42.8 million of U.S. federal loss carry-forwards available to reduce future taxable income. The loss carry-forwards expire through 2028.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carry-forwards. Of the $42.8 million of U.S. federal loss carry-forwards available to the Company, $23.3 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The ownership change that took place in March 2006, resulted in the write-off of approximately $72.6 million in previously incurred and unexpired federal net operating loss carry-forward amounts and the write-off of approximately $7.4 million in future tax deductions related to certain built-in losses associated with intangible and fixed assets. The following write-offs also took place in 2006 as a result of the ownership change: $34.1 million in unexpired capital loss carry-forwards, $14.3 million in unexpired foreign tax credit carry-forwards, and $0.2 million in unexpired R&D credit carry-forward amounts. Approximately $191.9 million of previously incurred and unexpired state net operating losses were also written off as a result of this ownership change. The write-off of the tax attributes noted above resulted in a $62.8 million reduction in the Company’s deferred tax assets which was offset by a corresponding reduction in the previously established valuation allowance against these assets for the year ended December 31, 2006.
     During 2008, the Company acceded to a position taken by the taxing authorities in the United Kingdom (“UK”) regarding the denial of certain goodwill deductions taken on UK tax returns for 2003 through 2005. As a result, foreign net operating loss carry-forwards were reduced by approximately $17.0 million based on December 31, 2008 foreign exchange rates. Accordingly, deferred tax assets of $5.1 million were written off. This reduction in the Company’s deferred tax assets was offset by a corresponding reduction in the previously established valuation allowance against these assets.
     Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”) prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FIN No. 48, paragraph 19, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the 2007 implementation of FIN No. 48, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Liability for
Unrecognized
Tax Benefits
Balance at January 1, 2007	$1,834
2007 Reductions for Tax Positions	—
2007 Additions for Tax Positions	—

Balance at January 1, 2008	1,834
2008 Reductions for Tax Positions	—
2008 Additions for Tax Positions	—

Balance at December 31, 2008	$1,834

     The Company recognized interest expense of $0.3 million related to the liability for unrecognized tax benefits in each of the two years ended December 31, 2008 and 2007. The interest expense associated with the liability for unrecognized tax benefits is included as a component of income before taxes. The Company had approximately $1.2 million and $0.9 million accrued for the payment of interest related to the liability for unrecognized tax benefits as of December 31, 2008, and 2007, respectively.
     The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2008, the 2005 through 2008 tax years generally remain subject to examination

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2005 may also subject returns for those years to examination.
(11) EMPLOYEE BENEFIT PLANS
     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 60% of their compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to $3,000 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.0 million in 2008, $0.8 million in 2007 and $1.2 million in 2006.
     The Company also maintained deferred compensation arrangements for certain key officers and executives. Total expense related to these deferred compensation arrangements was less than $0.1 million in 2007 and approximately $0.1 million in 2006. Net payments related to these deferred compensation arrangements were approximately $0.9 million and $0.7 million in 2007 and 2006, respectively. As of December 31, 2008, there were no remaining balances related to these deferred compensation arrangements.
(12) SHAREHOLDER RIGHTS PLAN
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
     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Company’s remaining, undesignated preferred stock (1 million shares authorized as of December 31, 2008) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.
(13) COMMITMENTS AND CONTINGENCIES
(a) Legal Proceedings
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer. In February 2009, the PCT increased its settlement demand to $3.5 million. On or about February 24, 2009, the Bankruptcy Court entered a revised scheduling order that, among other things, set a deadline of April 1, 2009 for the parties to commence mediation, established a deadline of June 15, 2009 for completion of discovery, and set a trial for September 24-25, 2009. The litigation is ongoing.
     In the normal course of business, the Company is involved in and subject to other claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.
     (b) Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2008, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $1.9 million, respectively, related to these obligations.
(14) STOCK-BASED COMPENSATION
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan (“SIP”), (2) the 2006 Management Incentive Plan (“2006 MIP”), and the 2008 Equity Incentive Plan (“2008 EIP”).
     The SIP, as amended, authorized the grant of options or other stock-based awards, with respect to up to 1,237,500 shares of the Company’s common stock to key employees, directors, consultants and advisors. The majority of options granted pursuant to the SIP had five to seven year terms and vested and became fully exercisable on a ratable basis over one to five years of continued employment or service. The SIP expired in June 2008.
     During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Two million shares of the Company’s common stock have been reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers.
     On May 29, 2008, non-qualified stock options were granted under the 2008 EIP to each of the Company’s five non-employee Directors to purchase an aggregate of 60,135 shares of Company common stock at an exercise

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     On May 29, 2008, nonvested stock awards (restricted stock) representing 25,325 shares in aggregate of the Company’s common stock were granted to the Company’s non-employee Directors pursuant to the Company’s 2008 EIP. These restricted stock grants had an aggregate grant date fair value of $0.2 million. The shares of restricted stock will vest upon the earlier of (i) May 29, 2009, and (ii) the date of, and immediately prior to, the Company’s 2009 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such times. In addition, the shares will become 100% vested upon a change of control. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the award recipients will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares.
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
     On September 17, 2008, nonvested stock awards (restricted stock and restricted stock units) representing 171,323 shares in aggregate of the Company’s common stock were granted to 68 executive and non-executive employees of the Company pursuant to the 2008 EIP. These shares of restricted stock and restricted stock units will vest over three years, one-third on each of the first three anniversaries of the grant date. These awards had an aggregate grant date fair value of $1.6 million. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
     On September 17, 2008, nonvested stock awards (restricted stock and restricted stock units) representing 317,192 shares in aggregate of the Company’s common stock were granted to 68 executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. These shares of restricted stock and restricted stock units will vest on December 31, 2011 provided that Company performance goals outlined in the stock award agreements are met for the three-year period ending December 31, 2011. These awards had an aggregate grant date fair value of $3.0 million. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 30, 2007, one-third on March 30, 2008, and one-third on March 30, 2009. The options expire on September 21, 2013.
     A summary of option activity as of December 31, 2008, and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
Options	Shares	(Per Share)	Term	($ 000’s)
Outstanding at January 1, 2008	977,456	$21.17
Granted	271,595	9.59
Exercised	—	—
Forfeited	(161,565)	29.14
Expired	(26,890)	90.10

Outstanding at December 31, 2008	1,060,596	$17.39	5.15 years	$—

Exercisable at December 31, 2008	477,990	$24.72	4.09 years	$—

     The weighted-average grant date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $6.38 per share, $8.93 per share and $4.35 per share, respectively.
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
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vests ratably over approximately the following eighteen months. The awards became fully vested on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A convertible preferred stock. During 2006, an additional 122,073 Performance Units with aggregate grant date fair values of $1.6 million were granted as a result of this automatic adjustment provision.
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
     All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense (credit) of $(0.4 million), $19.6 million and $3.4 million during the years ended December 31, 2008, 2007 and 2006, respectively, related to these 2006 MIP Performance Unit awards, including $17.7 million and $1.0 million related to the automatic adjustments in the years ended December 31, 2007 and 2006, respectively. The amount of compensation expense recognized was based on the assumption that none of the Performance Unit awards would be forfeited.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On April 30, 2008, an aggregate of 493,137 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million. As of December 31, 2008, a total of 1,767,721 Performance Unit awards were outstanding with an aggregate intrinsic value of $7.2 million. A total of 1,742,092 Performance Units are fully vested with an aggregate intrinsic value of $7.1 million.
     During the years ended December 31, 2008, 2007 and 2006, stock-based compensation charges aggregated $2.2 million, $21.0 million and $6.4 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2008, there was $10.5 million of unrecognized stock-based compensation expense related to stock options, nonvested stock and Performance Unit awards which is expected to be recognized over a weighted average period of 1.99 years.
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Management believes that the carrying amounts for cash, receivables, prepaid expenses and other current assets, accounts payable and accrued expenses, accrued payroll and related expenses, refund liabilities, deferred revenues, noncurrent compensation obligations and other long-term liabilities approximate their fair values.
     Cash equivalents of $23.3 million and $37.0 million as of December 31, 2008 and 2007, respectively, are reported at their estimated fair values as of those dates. Fair value measurements of cash equivalents are based on Level 1 inputs as defined in SFAS No. 157 (quoted prices in active markets for identical assets).
     Debt and capital lease obligations of $19.6 million and $45.9 million as of December 31, 2008 and 2007, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in SFAS No. 157 (significant other observable inputs). Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.
(16) WORKFORCE REDUCTION AND RESTRUCTURING
     On August 19, 2005, the Company announced that it had taken the initial step in implementing an expense restructuring plan, necessitated by the Company’s declining revenue trend over the previous two and one-half years. On September 30, 2005, the Company’s Board of Directors approved the restructuring plan and authorized implementation of the plan. The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. As of December 31, 2005, the Company had recorded an $11.2 million charge related to the restructuring, $9.6 million of which was for severance pay and benefits costs pursuant to SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”, and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and $1.6 million of which related to early termination of operating leases recorded in accordance with SFAS No. 146. As of December 31, 2005, the Company had accrued $1.2 million of early lease termination costs and leasehold improvement impairment charges of $0.4 million related to these leases. In 2006, the Company recorded additional restructuring charges for early termination costs of $1.4 million and leasehold improvement impairment charges of $0.5 million. The 2006 operational restructuring charges also included $2.2 million related to severance pay and related benefits costs. In 2007, the Company recorded additional restructuring charges for early lease termination costs of $1.3 million and leasehold improvement impairment charges of $0.3 million.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The operational restructuring plan as originally contemplated and approved in 2005 has been completed. The following table summarizes activity by reporting segment associated with the workforce reduction and restructuring liabilities (in thousands) as of December 31, 2008:

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate	Restructuring
	Services	Services	Support	Liabilities
Balance as of December 31, 2005				$7,833
2006 Accruals:
Severance and related	$484	$1,197	$531	2,212
Lease termination costs	—	—	1,372	1,372
Non cash impairment charges	—	—	546	—
2006 Payments				(8,751)
2006 Allocations				1,262

Balance as of December 31, 2006				3,928
2007 Accruals:
Lease termination costs	—	—	1,300	1,300
Non cash impairment charges	—	—	344	—
2007 Payments				(1,671)
2007 Allocations				872

Balance as of December 31, 2007				4,429
2008 Payments				(427)

Balance as of December 31, 2008				$4,002

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
b) The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
c) There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
d) Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRG-Schultz International, Inc.
Atlanta, Georgia
We have audited PRG-Schultz International, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). PRG-Schultz International, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Controls and Procedures. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, PRG-Schultz International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of PRG-Schultz International, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ BDO Seidman, LLP
March 13, 2009
ITEM 9B. Other Information.
     None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2008.
Equity Compensation Plan Information

		Weighted-average exercise	Number of securities remaining
	Number of securities to be issued	price of outstanding	available for future issuance under
	upon exercise of outstanding	options, warrants and	equity compensation plans (excluding
Plan category	options, warrants and rights	rights (1)	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan	742,149	$18.13	—
2008 Equity Incentive Plan	775,676	9.59	1,224,324
Share awards (2)	1,060,634	—	77,794
Equity compensation plans not approved by security holders (3)	50,000	2.80	—

Total	2,628,459	$17.39	1,302,118

(1)	Excludes impact of restricted stock and share awards which is $0.00 per share.

(2)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.

(3)	Inducement Option Grant
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1)	Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 45.

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description
4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.4.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.5	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

+10.1	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

+10.2	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

+10.3	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.4	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.5	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.5.1	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

+10. 6	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.7	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.8	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.8.1	Amendment to Investor Rights Agreement dated March 28, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.9	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

+10.10	Amended and Restated Employment Agreement between Registrant and Mr. James B. McCurry, dated as of December 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2007).

+10.10.1	Release Agreement dated December 1, 2008 between the Registrant and Mr. McCurry (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2008).

10.11	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

10.11.1	First Amendment to Separation and Release Agreement with John M. Cook dated March 16, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on March 22, 2006).

10.12	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

Exhibit
Number	Description
10.12.1	First Amendment to Separation and Release Agreement with John M. Toma dated March 16, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed on March 22, 2006).

+10.13	Employment Agreement between the Registrant and Peter Limeri entered into on November 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 4, 2008).

10.14	Amended and Restated Standstill Agreement, dated as of July 16, 2007, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2007).

10.15	Restructuring Support Agreement dated December 23, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.15.1	Amended and Restated Restructuring Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.16	Employment Agreement between the Registrant and Larry Robinson dated November 28, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.17	Employment Agreement between the Registrant and Brad Roos dated November 28, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.18	Expatriate Assignment Agreement with Brad Roos (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 14, 2008).

10.19	Registration Rights Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.20	Amended and Restated Financing Agreement dated September 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 21, 2007).

10.20.1	Amendment Number One to Amended and Restated Financing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2008).

10.21	Security Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.22	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.22.1	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.22.2	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2007).

+10.23	Employment Agreement with Norman Lee White dated June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 20, 2006).

+10.23.1	Separation Agreement dated November 30, 2008 between PRG-Schultz USA and Mr. White (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.24	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 18, 2007).

10.25	Option Termination Agreement with James B. McCurry dated September 29, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on October 5, 2006).

+*10.26	2007 Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2007).

+*10.27	2008 PRG-Schultz Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008).

+10.28	PRG-Schultz International, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.28.1	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.28.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

Exhibit
Number	Description
+10.29	Employment Agreement dated January 8, 2009, by and between Mr. Romil Bahl and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 14, 2009).

+10.29.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 14, 2009).

+10.29.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on January 14, 2009).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2008.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2008.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2008.

*	Confidential treatment, pursuant to 17 CFR §§ 200.80 and 240.24b-2, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

+	Designates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
By:	/s/ ROMIL BAHL
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 13, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROMIL BAHL Romil Bahl	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ PETER LIMERI Peter Limeri	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 13, 2009

/s/ ROBERT B. LEE Robert B. Lee	Controller (Principal Accounting Officer)	March 13, 2009

/s/ DAVID A. COLE David A. Cole	Director	March 13, 2009

/s/ PATRICK G. DILLS Patrick G. Dills	Chairman of the Board	March 13, 2009

/s/ N. COLIN LIND N. Colin Lind	Director	March 13, 2009

/s/ PHILIP J. MAZZILLI, JR. Philip J. Mazzilli, Jr.	Director	March 13, 2009

/s/ STEVEN P. ROSENBERG Steven P. Rosenberg	Director	March 13, 2009

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(In thousands)

		Additions	Deductions
		Charge
	Balance at	(Credit) to	Credit to	Balance at
	Beginning	Costs and	the respective	End of
Description	of Year	Expenses	receivable (1)	Year
2008
Allowance for doubtful accounts receivable	$826	319	(224)	$921
Allowance for doubtful employee advances and miscellaneous receivables	$1,831	—	(1,520)	$311
Deferred tax valuation allowance	$79,805	(15,720)	—	$64,085
2007
Allowance for doubtful accounts receivable	$1,795	(961)	(8)	$826
Allowance for doubtful employee advances and miscellaneous receivables	$1,306	525	—	$1,831
Deferred tax valuation allowance	$79,240	565	—	$79,805
2006
Allowance for doubtful accounts receivable	$2,638	(590)	(253)	$1,795
Allowance for doubtful employee advances and miscellaneous receivables	$2,974	460	(2,128)	$1,306
Deferred tax valuation allowance	$139,312	(60,072)	—	$79,240

(1)	Write-offs, net of recoveries

S-1