Form 10-Q
period 2009-03-31
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2009-05-07
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Registrant’s telephone number, including area code: (770) 779-3900
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
          Yes ☐     No ☐
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at April 30, 2009 were 22,068,725.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Revenues	$39,252	$48,263
Cost of revenues	26,167	30,252

Gross margin	13,085	18,011

Selling, general and administrative expenses	9,969	12,843

Operating income	3,116	5,168

Interest expense, net	699	991

Earnings before income taxes	2,417	4,177

Income tax expense	544	593

Net earnings	$1,873	$3,584

Basic earnings per common share (Note B)	$0.08	$0.17

Diluted earnings per common share (Note B)	$0.08	$0.16

Weighted-average common shares outstanding (Note B):
Basic	22,146	21,524

Diluted	23,136	22,843

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2009 (Unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents (Notes F and I)	$24,459	$26,688
Restricted cash	120	61
Receivables:
Contract receivables, less allowances of $756 in 2009 and $921 in 2008
Billed	22,397	28,143
Unbilled	4,367	5,568

	26,764	33,711

Employee advances and miscellaneous receivables, less allowances of $244 in 2009 and $311 in 2008	204	285

Total receivables	26,968	33,996

Prepaid expenses and other current assets	1,704	2,264

Total current assets	53,251	63,009

Property and equipment, at cost	30,598	30,041
Less accumulated depreciation and amortization	(22,776)	(22,140)

Property and equipment, net	7,822	7,901

Goodwill (Note I)	4,600	4,600
Intangible assets, less accumulated amortization of $11,439 in 2009 and $10,932 in 2008 (Note I)	18,461	18,968
Unbilled receivables	1,387	1,789
Other assets	2,308	2,516

	$87,829	$98,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,795	$16,275
Accrued payroll and related expenses	16,268	22,536
Refund liabilities	7,068	7,870
Deferred revenue	521	502
Current portions of debt and capital lease obligations	5,323	5,314

Total current liabilities	40,975	52,497

Long-term debt and capital lease obligations (Note G)	12,996	14,331
Deferred income taxes	333	234
Noncurrent compensation obligations	2,133	2,849
Refund liabilities	807	897
Other long-term liabilities	5,158	5,265

Total liabilities	62,402	76,073

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,068,725 shares issued and outstanding in 2009 and 21,789,645 shares issued and outstanding in 2008	221	218
Additional paid-in capital	559,986	559,359
Accumulated deficit	(538,115)	(539,988)
Accumulated other comprehensive income	3,335	3,121

Total shareholders’ equity	25,427	22,710

	$87,829	$98,783

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$1,873	$3,584
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	1,291	1,401
Amortization of deferred loan costs	197	194
Stock-based compensation expense	15	3,034
Loss on sale of property and equipment	1	8
Deferred income taxes	99	199
Changes in assets and liabilities:
Restricted cash	(59)	(80)
Billed receivables	5,156	(13,982)
Unbilled receivables	1,603	2,091
Prepaid expenses and other current assets	525	206
Other assets	4	(78)
Accounts payable and accrued expenses	(3,583)	(4,230)
Accrued payroll and related expenses	(5,927)	9,515
Refund liabilities	(892)	(1,922)
Deferred revenue	27	130
Noncurrent compensation obligations	145	(376)
Other long-term liabilities	(107)	(137)

Net cash provided by (used in) operating activities	368	(443)

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(745)	(417)

Net cash used in investing activities	(745)	(417)

Cash flows from financing activities:
Repayments of debt	(1,326)	(22,315)
Repurchases of common stock	(246)	—
Payments for deferred loan costs	—	(30)

Net cash used in financing activities	(1,572)	(22,345)

Effect of exchange rates on cash and cash equivalents	(280)	281

Net change in cash and cash equivalents	(2,229)	(22,924)

Cash and cash equivalents at beginning of period	26,688	42,364

Cash and cash equivalents at end of period	$24,459	$19,440

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$545	$1,133

Cash paid during the period for income taxes, net of refunds	$1,820	$874

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended March 31, 2009 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
     New Accounting Standards
     SFAS No. 141(R). In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. The adoption by the Company of SFAS No. 141(R) effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption by the Company of SFAS No. 160 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. The adoption by the Company of SFAS No. 161 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     FSP APB 14-1. In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Upon adoption, the provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The adoption by the Company of FSP APB 14-1 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     FSP EITF 03-6-1. In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be accounted for as participating securities and should be included in the computation of EPS. The adoption by the Company of FSP EITF 03-6-1 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
Note B — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Basic earnings per common share:
Numerator for earnings per common share calculations:
Net earnings	$1,873	$3,584

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding during the period	22,146	21,524

Basic earnings per common share	$0.08	$0.17

	Three Months Ended
	March 31,
	2009	2008
Diluted earnings per common share:
Numerator for earnings per common share calculations:
Net earnings	$1,873	$3,584

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding during the period	22,146	21,524
Incremental shares from stock-based compensation plans	990	1,319

Denominator for diluted earnings per common share	23,136	22,843

Diluted earnings per common share	$0.08	$0.16

     For the three months ended March 31, 2009 and 2008, options to purchase 1.3 million shares and 0.8 million shares, respectively, of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. Weighted-average common shares outstanding for the three month period ended March 31, 2009 include 0.4 million nonvested restricted shares and 0.1 million nonvested restricted share units which are considered to be participating securities pursuant to FSP EITF 03-6-1.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note C — Stock-Based Compensation
     The Company currently has outstanding awards granted under the following three stock-based compensation plans: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company and nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock.
     Mr. Bahl’s options were granted in two tranches, the first of which consists of 111,111 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 185,185 shares and vests 50% each on the second and fourth anniversaries of the grant date. The options have an exercise price of $3.57 per share and expire seven years after their grant date. The option awards had an aggregate grant date fair value of $0.8 million.
     Mr. Bahl’s nonvested stock awards were also granted in two tranches, the first of which consists of 233,334 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 111,111 shares and vests 50% each on the second and fourth anniversaries of the grant date. These restricted stock grants had an aggregate grant date fair value of $1.2 million. During the vesting period, Mr. Bahl will be entitled to receive dividends with respect to the nonvested shares, if any, and to vote the shares.
     As of March 31, 2009, a total of 1,767,721 Performance Units were outstanding under the 2006 MIP, 1,745,168 of which were vested. On April 30, 2009, an aggregate of 323,478 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 194,084 shares of common stock and cash payments totaling $0.4 million.
     Selling, general and administrative expenses for the three months ended March 31, 2009 and 2008 include $15.0 thousand and $3.0 million, respectively, related to stock-based compensation charges. At March 31, 2009, there was $6.4 million of unrecognized stock-based compensation expense related to stock options and 2006 MIP Performance Unit awards which is expected to be recognized over a weighted-average period of 2.73 years.
Note D — Operating Segments and Related Information
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

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is net earnings before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for restructuring charges, stock-based compensation, intangible asset impairment charges, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the three months ended March 31, 2009 and 2008 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
Quarter Ended March 31, 2009
Revenues	$23,235	$16,017	$—	$39,252

EBITDA	$6,488	$1,713	$(3,794)	$4,407
Foreign currency (gains) losses on intercompany balances	—	605	—	605
Stock-based compensation	—	—	15	15

Adjusted EBITDA	$6,488	$2,318	$(3,779)	$5,027

Quarter Ended March 31, 2008
Revenues	$28,214	$20,049	$—	$48,263

EBITDA	$9,384	$3,784	$(6,599)	$6,569
Foreign currency (gains) losses on intercompany balances	—	(557)	—	(557)
Stock-based compensation	—	—	3,034	3,034

Adjusted EBITDA	$9,384	$3,227	$(3,565)	$9,046

     The following table reconciles net earnings to EBITDA and adjusted EBITDA for each of the three month periods ended March 31, 2009 and 2008 (in thousands):

	Three Months
	Ended
	March 31,
	2009	2008
Net earnings	$1,873	$3,584

Income taxes	544	593
Interest, net	699	991
Depreciation and amortization	1,291	1,401

EBITDA	4,407	6,569

Foreign currency (gains) losses on intercompany balances	605	(557)
Stock-based compensation	15	3,034

Adjusted EBITDA	$5,027	$9,046

Note E — Comprehensive Income
     The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three month periods ended March 31, 2009 and 2008, the Company’s consolidated comprehensive income was $2.1 million and $2.6 million, respectively. The difference between consolidated comprehensive income, as disclosed

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F — Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At March 31, 2009 and December 31, 2008, the Company had cash and cash equivalents of $24.5 million and $26.7 million, respectively, of which cash equivalents represented approximately $20.3 million and $23.3 million, respectively. The Company had $15.5 million and $18.5 million in cash equivalents at U.S. banks at March 31, 2009 and December 31, 2008, respectively. At each of March 31, 2009 and December 31, 2008, certain of the Company’s international subsidiaries held $4.8 million in temporary investments. Most of the temporary investments held by international subsidiaries at March 31, 2009 were held in Canada.
Note G — Long Term Debt
     Total debt outstanding at March 31, 2009 was $18.3 million which included a $17.8 million outstanding balance on a variable rate term loan due 2011 and a $0.5 million capital lease obligation.
     The Company made mandatory principal payments on its term loan of $1.3 million during the first quarter of 2009. In March 2009, the Company entered into the second amendment of its credit facility, lowering certain of the debt covenant thresholds through March 10, 2010 and revising the borrowing base calculation, which had the effect of reducing the borrowing capacity under the revolver portion of the facility by $6.5 million as of March 31, 2009. The borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at March 31, 2009 was $15.9 million.
     During the first quarter of 2008, the Company reduced the balance on its term loan under the credit facility by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. In March 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of the facility by $10.0 million.
Note H — Commitments and Contingencies
     Legal Proceedings
     On April 1, 2003, Fleming Companies, one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that are alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code. The Company believes that it has valid defenses to certain of the PCT’s claims in the proceeding. In December 2005, the PCT offered to settle the case for $2 million. The Company countered with an offer to waive its bankruptcy claim and to pay the PCT $250,000. The PCT rejected the Company’s settlement offer. In February 2009, the PCT increased its settlement demand to $3.5 million. On or about February 24, 2009, the Bankruptcy Court entered a revised scheduling order that, among other things established a deadline of June 15, 2009 for completion of discovery, and set a trial for September 24-25, 2009. The parties are scheduled to participate in a non-binding mediation in May 2009 in an effort to settle the case. The litigation is ongoing.

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At March 31, 2009, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $1.6 million, respectively, related to these obligations.
Note I — Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all financial instruments and non-financial assets and liabilities accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted SFAS No. 157 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.
     Information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 follows (in thousands):

Fair Value Measurements at Reporting Date
Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2009
Assets:
Cash equivalents	$24,459	$24,459	$—	$—

As of December 31, 2008
Assets:
Cash equivalents	$26,688	$26,688	$—	$—

PRG-SCHULTZ INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information regarding non-financial assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2009 and December 31, 2008 follows (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

As of March 31, 2009
Assets:
Goodwill	$4,600	$—	$—	$4,600
Intangible assets, net	18,461	—	—	18,461

	$23,061	$—	$—	$23,061

As of December 31, 2008
Assets:
Goodwill	$4,600	$—	$—	$4,600
Intangible assets, net	18,968	—	—	18,968

	$23,568	$—	$—	$23,568

     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company tests its goodwill and other intangible assets for impairment at least annually. The annual impairment tests are based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the assets. As of the date of the last test, which was October 1, 2008, management concluded that there was no impairment of goodwill or other intangible assets as of that date. SFAS No. 142 requires that intangible assets with finite lives be amortized over their expected lives. During the three months ended March 31, 2009 and 2008, the Company recorded amortization expense of $0.5 million and $0.6 million, respectively, related to intangible assets with finite lives.

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
     The Company’s results over the past several years have been affected by its involvement in the demonstration recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program. As a result of the expiration of the Company’s RAC demonstration program contract in March 2008, revenues from the auditing of Medicare payments in California made only a small contribution to the Company’s overall revenues in the three months ended March 31, 2008. Pursuant to the Company’s agreement with CMS, there will be no additional revenues to the Company or repayments to CMS relating to the RAC demonstration program.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. The Company expects future revenues from its participation as a RAC subcontractor; however, the magnitude of such revenues is not predictable and management does not expect any revenues in 2009 from its work under the subcontracts.

Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
Revenues	100.0%	100.0%
Cost of revenues	66.7	62.7

Gross margin	33.3	37.3

Selling, general and administrative expenses	25.4	26.6

Operating income	7.9	10.7

Interest expense, net	1.7	2.1

Earnings before income taxes	6.2	8.6
Income taxes	1.4	1.2

Net earnings	4.8%	7.4%

     Accounts Payable Services
     Revenues. Domestic and International Accounts Payable Services revenues for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008
Domestic Accounts Payable Services revenue	$23.3	$28.2
International Accounts Payable Services revenue	16.0	20.1

Total Accounts Payable Services revenue	$39.3	$48.3

     Total Accounts Payable Services revenues for the quarter ended March 31, 2009 decreased by $9.0 million, or 18.7%, compared to the quarter ended March 31, 2008.
     Domestic Accounts Payable Service revenues decreased by $4.9 million, or 17.6%, in the first quarter of 2009 compared to the first quarter of 2008. The vast majority of the Company’s recovery audit clients are in the retail industry segment. Thus, the Company’s operations are subject to the economic pressures the retail industry is currently facing. The current economic conditions which have adversely impacted the U.S. retail industry have negatively impacted the Company’s revenues. Many of the Company’s clients’ purchases have declined making it more difficult to offset recovery claims. In addition, the liquidity of the Company’s clients’ vendor partners can significantly impact claim production, the claim approval process and the ability of clients to offset or otherwise make recoveries from their vendors. Management expects that if the retail industry economic conditions continue to erode, it could have negative impacts on Company revenues. Management is also aware of speculation regarding an increase in retailer bankruptcies, which, if correct, could adversely impact future revenues. In addition, the 2008 first quarter included a small amount of revenue earned from the finalization of auditing Medicare payments in California under the CMS demonstration program and there were no such revenues in the first quarter of 2009.
     Revenues in the International Accounts Payable Services segment for the three months ended March 31, 2009 decreased by $4.1 million, or 20.1%, compared to the same period in 2008. The reported international revenues were adversely impacted by strengthening of the U.S. dollar relative to foreign currencies throughout the world during the latter half of 2008 and the first quarter of 2009. On a constant dollar basis adjusted for changes in foreign exchange (“FX”) rates, International Accounts Payable Services revenues increased by 2.4% during the first quarter of 2009 as compared to the first quarter of 2008.
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
     Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers. Also included in COR are other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies, clerical assistance, and depreciation. A significant portion of the components comprising COR is variable and will increase or decrease with increases and decreases in revenues.
     Domestic and International Accounts Payable Services COR for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008
Domestic Accounts Payable Services COR	$14.6	$15.7
International Accounts Payable Services COR	11.6	14.6

Total Accounts Payable Services COR	$26.2	$30.3

     COR as a percentage of revenue for Domestic Accounts Payable Services was 62.7% and 55.7% for the three months ended March 31, 2009 and 2008, respectively. This equates to gross margin percentages of 37.3% and 44.3%, respectively, for the Domestic Accounts Payable Services segment.
     The total Domestic Accounts Payable Services gross margin percentage decline in the first quarter of 2009 compared to the first quarter of 2008 was partially attributable to comparable dollar amounts of fixed costs incurred during the periods while experiencing a decline in revenues in 2009 as described above. Also negatively impacting COR in the first quarter of 2009 were costs related to the Company’s CMS RAC subcontracts for which there was no revenue in the first quarter of 2009.
     COR as a percentage of revenue for International Accounts Payable Services was 72.5% and 72.6% for the three months ended March 31, 2009 and 2008, respectively. This equates to gross margin percentages of 27.5% and 27.4%, respectively. The reported dollar reduction in International Accounts Payable Services COR was primarily attributable to the previously discussed change in FX rates since the first quarter of 2008. COR as a percentage of revenue has historically, and continues to be, higher in the International Accounts Payable Services segment compared to the Domestic segment because of differences in the service delivery models which, in turn, are principally attributable to scale.
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

     Domestic and International Accounts Payable Services SG&A for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	2009	2008
Domestic Accounts Payable Services SG&A	$3.4	$4.3
International Accounts Payable Services SG&A	2.8	1.9

Total Accounts Payable Services SG&A	$6.2	$6.2

     Domestic Accounts Payable Services SG&A expenses for the quarter ended March 31, 2009 decreased by $0.9 million, or 20.9%, from the same period in 2008. Domestic Accounts Payable Services SG&A expenses as a percentage of revenues for Domestic Accounts Payable were 14.6% and 15.2% for the three months ended March 31, 2009 and 2008, respectively. This decrease resulted primarily from the Company’s continued focus on managing its expenses. Specifically, the Company undertook additional reductions in the first quarter 2009 primarily related to non-auditor compensation and occupancy related costs.
     International Accounts Payable Services SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries payable to the U.S. parent from their local currency to their U.S. dollar equivalent and substantial changes from period to period in FX rates can significantly impact the amount of such gains and losses. During the three months ended March 31, 2009, the Company recognized $0.6 million of FX losses related to intercompany balances as compared to $0.6 million of FX gains for the same period in 2008.
     International Accounts Payable Services SG&A excluding the FX gains and losses related to intercompany balances decreased by $0.3 million, or 12.0%, for the three months ended March 31, 2009 compared to the same period in 2008. The 2009 decrease primarily resulted from reductions in professional fees and travel costs.
     Corporate Support
     Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to Domestic or International Accounts Payable Services and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration, hedging activities and stock-based compensation charges.
     Corporate Support SG&A totaled the following for the three months ended March 31, 2009 and 2008 (in millions):

	2009	2008
Corporate Support SG&A	$3.8	$6.6

     For the period ended March 31, 2009, total Corporate Support SG&A expenses decreased by $2.8 million when compared to the same period of 2008. The first quarter of 2009 includes a negligible net charge of stock-based compensation expense as compared to $3.0 million of stock-based compensation expense included in the first quarter of 2008. Excluding the stock-based compensation charges for both periods, Corporate Support SG&A increased by $0.2 million, or 5.6%, in the first quarter of 2009 as compared to the same period in 2008.
     Other Items
     Interest Expense. Net interest expense was $0.7 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease in interest expense resulted from the $26.3 million of debt repayments made during 2008. Interest expense in the first quarter of 2009 primarily related to the term loan under the Company’s senior credit facility with an outstanding balance of $17.8 million as of March 31, 2009.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three month periods ended March 31, 2009 and 2008 primarily results from taxes on income of foreign subsidiaries.

     Liquidity and Capital Resources
     As of March 31, 2009, the Company had $24.5 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $15.9 million of calculated availability for borrowings, however, management does not currently anticipate any borrowings under the revolver. As of March 31, 2009, the Company was in compliance with all of its debt covenants.
     Operating Activities. Net cash provided by (used in) operating activities was $0.4 million and $(0.4 million) during the first quarter of 2009 and 2008, respectively. Significant amounts of cash were generated in both first quarter periods from operating income after consideration of the charges which do not necessarily use cash in the same period as the charges are recognized. Such charges are itemized in the Company’s Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q and include depreciation and amortization and stock-based compensation expense. Operating income, excluding these charges, decreased by $5.2 million in the first quarter of 2009 compared to the first quarter of 2008. This decrease was offset by an approximate $5.8 million decreased use of cash related to net changes in assets and liabilities on the Company’s balance sheet. Details of these changes are itemized in the Company’s Condensed Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q. The most significant differences between the 2009 and 2008 first quarter asset and liability changes reflected in the Condensed Consolidated Statements of Cash Flows relate to the final settlements resulting from the CMS demonstration project in 2008.
     Investing Activities and Depreciation Expense. Depreciation and amortization expense for the three months ended March 31, 2009 and 2008 amounted to $1.3 million and $1.4 million, respectively. Net cash used in investing activities was $0.7 million and $0.4 million during the three months ended March 31, 2009 and 2008, respectively. Cash used in investing activities for both periods was solely attributable to capital expenditures. The increase in capital expenditure spending in the first quarter of 2009 compared to the first quarter of 2008 was primarily related to investments to upgrade the Company’s information technology infrastructure.
     Capital expenditures are discretionary and management currently expects future capital expenditures to increase over the next several quarters as the Company continues to enhance its healthcare audit systems in preparation for its performance of the CMS RAC subcontracts and other healthcare audits. Changes in operating plans and results could change these expectations.
     Financing Activities and Interest Expense. Net cash used in financing activities was $1.6 million and $22.3 million for the three months ended March 31, 2009 and 2008, respectively. During the first quarter of 2009, the Company made a mandatory payment of $1.3 million on its term loan, reduced its capital lease obligations by $0.1 million and repurchased 78,754 shares of its outstanding common stock for approximately $0.2 million. During the first quarter of 2008, the Company reduced the balance of its term loan by $22.2 million. This amount included $7.2 million of mandatory payments as well as a voluntary prepayment of $15.0 million. The Company also reduced its capital lease obligations by $0.1 million during the first quarter of 2008.
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
     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008. The loan agreement also requires an annual additional payment contingently payable based on an excess cash flow calculation as defined in the agreement. During the first quarter of 2008, the Company reduced the balance on its term loan by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. During the first quarter of 2008, the Company entered into an amendment of its credit facility, permitting the $15.0 million pre-

payment without penalty and increasing the initial borrowing capacity under the revolver portion of its facility by $10 million.
     The Company reduced the balance on its term loan by $1.3 million during the first quarter of 2009. In March 2009, the Company entered into the second amendment of its credit facility, lowering certain of the debt covenant thresholds through March 10, 2010 and revising the borrowing base calculation, which had the effect of reducing the borrowing capacity under the revolver portion of the facility by $6.5 million as of March 31, 2009. The borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at March 31, 2009 was $15.9 million.
     The remaining balance of the term loan is due on September 17, 2011. Interest on the term loan balance is payable monthly and accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of March 31, 2009, there were no outstanding borrowings under the revolving credit facility. The weighted-average interest rates on term loan balances outstanding under the credit facility during the first quarter 2009 and 2008, including fees, were 11.1% and 10.1%, respectively.
     Due to the $15 million voluntary payment made in the first quarter of 2008, the annual additional contingent payment based on 2008 excess cash flow due in April 2009 was not required.
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
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. In March 2009, the Company’s Board of Directors extended the stock repurchase program through March 31, 2010. The second amendment to the Company’s secured credit facility permits the Company to repurchase up to $5.0 million of the Company’s common stock during the period from April 1, 2009 to March 31, 2010. For the quarter ended March 31, 2009, the Company repurchased 78,754 shares at an average price of $3.13 for a total purchase price of approximately $0.2 million. This equates to approximately 0.4% of the then outstanding shares.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2009, an aggregate of 323,478 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 194,084 shares of common stock and cash payments totaling $0.4 million. As of May 1, 2009, total Performance Unit awards outstanding are 1,444,243 with an aggregate intrinsic value of $4.4 million.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At March 31, 2009, accrued payroll and related expenses and noncurrent compensation obligations include $1.4 million and $1.6 million, respectively, related to these obligations.
Off Balance Sheet Arrangements
     As of March 31, 2009, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
     Critical Accounting Policies
     The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain of these accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended March 31, 2009 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
     New Accounting Standards
     SFAS No. 141(R). In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. The adoption by the Company of SFAS No. 141(R) effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     SFAS No. 160. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption by the Company of SFAS No. 160 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     SFAS No. 161. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS No. 161”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. The adoption by the Company of SFAS No. 161 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     FSP APB 14-1. In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Upon adoption, the provisions of FSP APB 14-1 are required to be applied retrospectively to all periods presented. The adoption by the Company of FSP APB 14-1 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     FSP EITF 03-6-1. In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be accounted for as participating securities and should be included in the computation of EPS. The adoption by the Company of FSP EITF 03-6-1 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
Forward Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, (4) expectations regarding future accounts payable services revenue trends, and (5) the anticipated impact of Medicare recovery audit services on the Company’s business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be

identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2009, we recognized $1.6 million of operating income from our International Accounts Payable Services segment, virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of March 31, 2009, the Company had $15.9 million of calculated borrowing availability under its revolving credit facility and $17.8 million outstanding under a term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.25% (or, at our option, a published prime lending rate plus 0.25%). At March 31, 2009, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS No. 123(R), as being equal to the market value of the common stock. Also, under SFAS No. 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of March 31, 2009, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.7 million change in pre-tax income.

Item 4. Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of its President and Chief Executive Officer (CEO) and its Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See Note H of Notes to Condensed Consolidated Financial Statements (Unaudited) included in Part I. Item 1. of this Form 10-Q which is incorporated by reference.
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s senior credit facility entered into on March 17, 2006 and amended on September 17, 2007, March 28, 2008 and March 30, 2009 prohibits the payment of any cash dividends on the Company’s capital stock.
     Issuer Purchases of Equity Securities
     A summary of the Company’s repurchases of its common stock during the first quarter ended March 31, 2009 is set forth below.

Maximum
			Total	Approximate
			Number of	Dollar Value of
			Shares	Shares that
			Purchased as	May Yet Be
			Part of	Purchased
	Total	Average	Publicly	Under the
	Number	Price	Announced	Plans or
	of Shares	Paid per	Plans or	Programs
2009	Purchased	Share	Programs	$(000’s)
January 1 — January 31	—	—	—
February 1 — February 28	—	—	—
March 1 — March 31	78,754	$3.13	78,754

Total	78,754	$3.13	78,754	$8,067

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.4.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.5	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

10.1	Amendment Number Two to the Amended and Restated Financing Agreement, dated as of March 30, 2009, by and among the Registrant and Ableco Finance LLC, as collateral agent, Wells Fargo Foothill, Inc., as administrative agent, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2009).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2009.

Exhibit
Number	Description
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2009.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
May 6, 2009	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

May 6, 2009	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)