Form 10-Q
period 2009-06-30
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2009-08-10
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at July 31, 2009 were 23,163,595.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	$45,471	$49,648	$84,723	$97,911
Cost of revenues	28,052	32,941	54,219	63,193

Gross margin	17,419	16,707	30,504	34,718

Selling, general and administrative expenses	11,049	11,024	21,018	23,867

Operating income	6,370	5,683	9,486	10,851

Interest expense, net	727	765	1,426	1,756

Earnings before income taxes	5,643	4,918	8,060	9,095

Income taxes	618	400	1,162	993

Net earnings	$5,025	$4,518	$6,898	$8,102

Basic earnings per common share (Note B)	$0.22	$0.21	$0.31	$0.37

Diluted earnings per common share (Note B)	$0.21	$0.20	$0.30	$0.35

Weighted-average common shares outstanding (Note B):
Basic	22,641	21,734	22,395	21,629

Diluted	23,382	22,942	23,260	22,823

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS
Current assets:
Cash and cash equivalents (Notes F and I)	$28,482	$26,688
Restricted cash	388	61
Receivables:
Contract receivables, less allowances of $691 in 2009 and $921 in 2008:
Billed	23,520	28,143
Unbilled	4,917	5,568

	28,437	33,711
Employee advances and miscellaneous receivables, less allowances of $310 in 2009 and $311 in 2008	226	285

Total receivables	28,663	33,996

Prepaid expenses and other current assets	2,571	2,264

Total current assets	60,104	63,009

Property and equipment, at cost	31,543	30,041
Less accumulated depreciation and amortization	(23,858)	(22,140)

Property and equipment, net	7,685	7,901

Goodwill (Note I)	4,600	4,600
Intangible assets, less accumulated amortization of $11,946 in 2009 and $10,932 in 2008 (Note I)	17,954	18,968
Unbilled receivables	1,569	1,789
Other assets	2,084	2,516

	$93,996	$98,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,687	$16,275
Accrued payroll and related expenses	17,381	22,536
Refund liabilities	6,958	7,870
Deferred revenue	458	502
Current portions of debt and capital lease obligations (Note G)	5,332	5,314

Total current liabilities	43,816	52,497

Long-term debt and capital lease obligations (Note G)	11,660	14,331
Deferred income taxes	244	234
Noncurrent compensation obligations	1,464	2,849
Refund liabilities	787	897
Other long-term liabilities	5,085	5,265

Total liabilities	63,056	76,073

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,029,103 shares issued and outstanding in 2009 and 21,789,645 shares issued and outstanding in 2008	230	218
Additional paid-in capital	560,868	559,359
Accumulated deficit	(533,090)	(539,988)
Accumulated other comprehensive income	2,932	3,121

Total shareholders’ equity	30,940	22,710

	$93,996	$98,783

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$6,898	$8,102
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,708	2,716
Amortization of deferred loan costs	394	390
Stock-based compensation expense	1,004	4,584
(Gain) loss on sale of property and equipment	28	(5)
Deferred income taxes	10	323
Changes in assets and liabilities:
Restricted cash	(327)	(164)
Billed receivables	5,200	7,431
Unbilled receivables	871	1,244
Prepaid expenses and other current assets	(256)	108
Other assets	45	(13)
Accounts payable and accrued expenses	(3,748)	(4,849)
Accrued payroll and related expenses	(5,535)	(12,041)
Refund liabilities	(1,022)	(3,155)
Deferred revenue	(52)	(117)
Noncurrent compensation obligations	(578)	(1,676)
Other long-term liabilities	(180)	(439)

Net cash provided by operating activities	5,460	2,439

Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(1,409)	(1,102)

Net cash used in investing activities	(1,409)	(1,102)

Cash flows from financing activities:
Repayments of debt	(2,653)	(23,635)
Repurchases of common stock	(246)	—
Payments for deferred loan costs	—	(59)

Net cash used in financing activities	(2,899)	(23,694)

Effect of exchange rates on cash and cash equivalents	642	145

Net change in cash and cash equivalents	1,794	(22,212)

Cash and cash equivalents at beginning of period	26,688	42,364

Cash and cash equivalents at end of period	$28,482	$20,152

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,059	$1,955

Cash paid during the period for income taxes, net of refunds	$2,425	$1,311

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended June 30, 2008 and quarter and six months ended June 30, 2009 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
     New Accounting Standards
     SFAS No. 141(R). In December 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. The adoption by the Company of SFAS No. 141(R) effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements. See Note J — Subsequent Events regarding July 2009 business combination.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     SFAS No. 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes principles and requirements regarding the reporting of subsequent events including disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. The Company adopted SFAS No. 165 effective June 30, 2009. The disclosures required by SFAS No. 165 are included in Note J.
     SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 166”), which eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance in SFAS No. 140, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not determined the impact, if any, SFAS No. 166 will have on its future financial statements.
     SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FASB Interpretation No. 46(R) to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for fiscal years beginning after November 15, 2009. The Company has not determined the impact, if any, SFAS No. 167 will have on its future financial statements.
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
     FSP EITF 03-6-1. In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be accounted for as participating securities and should be included in the computation of earnings per share (“EPS”). The adoption by the Company of FSP EITF 03-6-1 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note B — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic earnings per common share:	2009	2008	2009	2008
Numerator for earnings per common share calculations:
Net earnings	$5,025	$4,518	$6,898	$8,102

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding during the period	22,641	21,734	22,395	21,629

Basic earnings per common share	$0.22	$0.21	$0.31	$0.37

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted earnings per common share:	2009	2008	2009	2008
Numerator for earnings per common share calculations:
Net earnings	$5,025	$4,518	$6,898	$8,102

Denominator:
Denominator for basic earnings per common share — weighted-average common shares outstanding during the period	22,641	21,734	22,395	21,629
Incremental shares from stock-based compensation plans	741	1,208	865	1,194

Denominator for diluted earnings per common share	23,382	22,942	23,260	22,823

Diluted earnings per common share	$0.21	$0.20	$0.30	$0.35

     For the three and six months ended June 30, 2009, options to purchase 1.8 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. For the three and six months ended June 30, 2008, options to purchase 0.8 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. Weighted-average common shares outstanding for the three and six month periods ended June 30, 2009 include 1.2 million nonvested restricted shares and 0.2 million nonvested restricted share units which are considered to be participating securities pursuant to FSP EITF 03-6-1.
Note C — Stock-Based Compensation
     The Company currently has outstanding awards granted under the following three stock-based compensation plans: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) — (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
     Mr. Bahl’s options were granted in two tranches, the first of which consists of 111,111 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 185,185 shares and vests 50% on each of the second and fourth anniversaries of the grant date. The options have an exercise price of $3.57 per share and expire seven years after their grant date. The option awards had an aggregate grant date fair value of $0.8 million.
     Mr. Bahl’s nonvested stock awards were also granted in two tranches, the first of which consists of 233,334 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 111,111 shares and vests 50% on each of the second and fourth anniversaries of the grant date. These restricted stock grants had an aggregate grant date fair value of $1.2 million. During the vesting period, Mr. Bahl will be entitled to receive dividends with respect to the nonvested shares, if any, and to vote the shares.
     On May 26, 2009, non-qualified options to purchase an aggregate of 483,255 shares of the Company’s common stock were granted to 72 executive and non-executive employees of the Company pursuant to the 2008 EIP. The options have an exercise price of $2.82 per share, expire seven years after their grant date and vest in three equal annual installments beginning on the first anniversary of the grant date. The option awards had an aggregate grant date fair value of $1.0 million.
     On May 26, 2009, nonvested stock awards (restricted stock and restricted stock units) representing 485,332 shares in aggregate of the Company’s common stock were granted to 72 executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock and the restricted stock units vest in three equal installments beginning on the first anniversary of the grant date. These awards had an aggregate grant date fair value of $1.4 million. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
     On May 26, 2009, non-qualified stock options to purchase an aggregate of 42,730 shares of the Company’s common stock were granted under the 2008 EIP to the Company’s five non-employee directors at an exercise price of $2.82. The options vest in full upon the earlier of (i) May 26, 2010 and (ii) the date of, and immediately prior to, the Company’s 2010 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such times. Unvested options are forfeited when a director leaves the Board. The options terminate on May 25, 2016, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before May 25, 2016. These awards had an aggregate grant date fair value of $0.1 million.
     On May 26, 2009, nonvested stock awards (restricted stock) representing 42,730 shares in aggregate of the Company’s common stock were granted to the Company’s five non-employee directors pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) May 26, 2010, and (ii) the date of, and immediately prior to, the Company’s 2010 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such times. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantees of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. These restricted stock grants had an aggregate grant date fair value of $0.1 million.
     On May 29, 2008, non-qualified stock options to purchase an aggregate of 60,135 shares of the Company’s common stock were granted under the 2008 EIP to the Company’s five non-employee directors at an exercise price of $9.87. The options expire seven years from their grant date and became fully vested on May 27, 2009, the date of the Company’s 2009 annual meeting of the shareholders. These awards had an aggregate grant date fair value of $0.4 million.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     On May 29, 2008, nonvested stock awards (restricted stock) representing 25,325 shares in aggregate of the Company’s common stock were granted to the Company’s five non-employee directors pursuant to the 2008 EIP. The shares of restricted stock vested on May 27, 2009, the date of the Company’s 2009 annual meeting of shareholders. These restricted stock grants had an aggregate grant date fair value of $0.2 million.
     On April 30, 2008, an aggregate of 493,137 Performance Units under the 2006 MIP were settled by six executive officers. Such settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million. During the second quarter of 2009, an aggregate of 1,040,766 Performance Units under the 2006 MIP were settled by seven current and former executive officers. Such settlements resulted in the issuance of 624,456 shares of common stock and cash payments totaling $1.3 million.
     As of June 30, 2009, a total of 702,348 Performance Units were outstanding and fully vested under the 2006 MIP. In July 2009, 224,154 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 134,492 shares of common stock and a cash payment of $0.3 million.
     Selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 include $1.0 million and $1.6 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2009 and 2008 include $1.0 million and $4.6 million, respectively, related to stock-based compensation charges. At June 30, 2009, there was $21.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.8 years.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the three and six months ended June 30, 2009 and 2008 follows (in thousands):

		International
		Accounts
	Domestic Accounts	Payable	Corporate
	Payable Services	Services	Support	Total
Three Months Ended June 30, 2009
Revenues	$26,443	$19,028	$—	$45,471

EBITDA	$8,633	$4,822	$(5,668)	$7,787
Foreign currency (gains) losses on intercompany balances	—	(1,679)	—	(1,679)
Litigation settlement	—	—	650	650
Stock-based compensation	—	—	989	989

Adjusted EBITDA	$8,633	$3,143	$(4,029)	$7,747

Three Months Ended June 30, 2008
Revenues	$28,280	$21,368	$—	$49,648

EBITDA	$8,759	$3,118	$(4,879)	$6,998
Foreign currency (gains) losses on intercompany balances	—	91	—	91
Stock-based compensation	—	—	1,550	1,550

Adjusted EBITDA	$8,759	$3,209	$(3,329)	$8,639

Six Months Ended June 30, 2009
Revenues	$49,678	$35,045	$—	$84,723

EBITDA	$15,121	$6,535	$(9,462)	$12,194
Foreign currency (gains) losses on intercompany balances	—	(1,074)	—	(1,074)
Litigation settlement	—	—	650	650
Stock-based compensation	—	—	1,004	1,004

Adjusted EBITDA	$15,121	$5,461	$(7,808)	$12,774

Six Months Ended June 30, 2008
Revenues	$56,494	$41,417	$—	$97,911

EBITDA	$18,143	$6,902	$(11,478)	$13,567
Foreign currency (gains) losses on intercompany balances	—	(466)	—	(466)
Stock-based compensation	—	—	4,584	4,584

Adjusted EBITDA	$18,143	$6,436	$(6,894)	$17,685

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles net earnings to EBITDA and adjusted EBITDA for each of the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings	$5,025	$4,518	$6,898	$8,102
Income taxes	618	400	1,162	993
Interest, net	727	765	1,426	1,756
Depreciation and amortization	1,417	1,315	2,708	2,716

EBITDA	7,787	6,998	12,194	13,567

Foreign currency (gains) losses on intercompany balances	(1,679)	91	(1,074)	(466)
Litigation settlement	650	—	650	—
Stock-based compensation	989	1,550	1,004	4,584

Adjusted EBITDA	$7,747	$8,639	$12,774	$17,685

Note E — Comprehensive Income
     The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income” (“SFAS No. 130”). This Statement establishes items that are required to be recognized under accounting standards as components of comprehensive income. SFAS No. 130 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended June 30, 2009 and 2008, the Company’s consolidated comprehensive income was $4.6 million and $4.7 million, respectively. For the six-month periods ended June 30, 2009 and 2008, the Company’s consolidated comprehensive income was $6.7 million and $7.3 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F — Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At June 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $28.5 million and $26.7 million, respectively, of which cash equivalents represented approximately $20.1 million and $23.3 million, respectively. The Company had $17.0 million and $18.5 million in cash equivalents at U.S. banks at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, certain of the Company’s international subsidiaries held $3.1 million and $4.8 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at June 30, 2009 were held in Canada.
Note G — Long Term Debt
     Total debt outstanding at June 30, 2009 was $17.0 million which included a $16.6 million outstanding balance on a variable rate term loan due 2011 and a $0.4 million capital lease obligation. At June 30, 2009, there were no borrowings outstanding under the revolver portion of the Company’s credit facility.
     The Company made mandatory principal payments on its term loan totaling $2.5 million during the six months ended June 30, 2009. In March 2009, the Company entered into the second amendment of its credit facility, lowering certain of the debt covenant thresholds through March 10, 2010 and revising the borrowing base

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
calculation, which had the effect of reducing the borrowing capacity under the revolver portion of the facility by $6.5 million as of June 30, 2009. The borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at June 30, 2009 was $16.4 million.
     During the first quarter of 2008, the Company reduced the balance on its term loan under the credit facility by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. In March 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of the facility by $10.0 million. An additional $1.3 million mandatory principal payment was made in June 2008.
Note H — Commitments and Contingencies
     Legal Proceedings
     On April 1, 2003, Fleming Companies (“Fleming”), one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that were alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code.
     On July 29, 2009, the Company entered into a settlement agreement in connection with the PCT lawsuit. Under the terms of the settlement agreement, the Company paid the PCT $1.65 million to resolve all claims made by the PCT in the litigation. In connection with the settlement, the Company has also agreed to dismiss all proofs of claim it may have against Fleming in connection with the bankruptcy.
     Retirement Obligations
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At June 30, 2009, accrued payroll and related expenses included $1.3 million and noncurrent compensation obligations included an additional $1.3 million related to these obligations.
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 follows (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Reporting Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2009
Assets:
Cash and cash equivalents	$28,482	$28,482	$—	$—

As of December 31, 2008
Assets:
Cash and cash equivalents	$26,688	$26,688	$—	$—

     Information regarding non-financial assets and liabilities measured at fair value on a nonrecurring basis as of June 30, 2009 and December 31, 2008 follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Reporting Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2009
Assets:
Goodwill	$4,600	$—	$—	$4,600
Intangible assets, net	17,954	—	—	17,954

	$22,554	$—	$—	$22,554

As of December 31, 2008
Assets:
Goodwill	$4,600	$—	$—	$4,600
Intangible assets, net	18,968	—	—	18,968

	$23,568	$—	$—	$23,568

     In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), the Company tests its goodwill and other intangible assets for impairment at least annually. The annual impairment tests are based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the assets. As of the date of the last test, which was October 1, 2008, management concluded that there was no impairment of goodwill or other intangible assets as of that date. SFAS No. 142 requires that intangible assets with finite lives be amortized over their expected lives. During the three months ended June 30, 2009 and 2008, the Company recorded $0.5 million and $0.6 million, respectively, related to intangible assets with finite lives. During the six months ended June 30, 2009 and 2008, the Company recorded $1.0 million and $1.1 million, respectively, related to intangible assets with finite lives.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Debt and capital lease obligations of $17.0 million and $19.6 million as of June 30, 2009 and December 31, 2008, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in SFAS No. 157 (significant other observable inputs). Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.
Note J — Subsequent Events
     On July 1, 2009, 224,154 Performance Units under the 2006 MIP were settled by a former executive officer. This settlement resulted in the issuance of 134,492 shares of common stock and a cash payment of $0.3 million.
     On July 17, 2009 the Company announced that its UK subsidiary had acquired the business and assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, England. The business and assets of FAP are expected to be fully integrated into the Company’s European operations (included in the International Accounts Payable Services operating segment) and will expand the growing list of major European retailers to whom the Company provides services.
     The financial terms of the FAP Asset Purchase Agreement (“APA”) are denominated in British pounds sterling; parenthetical references to U.S. dollar equivalents below are based on June 30, 2009 foreign exchange rates. The APA required an initial payment to the FAP owners of £1.0 million ($1.6 million) and requires additional deferred payments of £0.5 million ($0.8 million) in January 2010 and £0.8 million ($1.3 million) in July 2010. Additional variable consideration may also be due based on the operating results generated by the acquired business over the next four years. The Company has not completed the valuations and accounting required under SFAS No. 141(R).
     On July 29, 2009, the Company entered into a settlement agreement in connection with the previously disclosed lawsuit filed against the Company by the PCT, a trust created pursuant to Fleming’s Chapter 11 reorganization plan. Under the terms of the settlement agreement, the Company will pay the PCT $1.65 million to resolve all claims made by the PCT in the litigation. In connection with the settlement, the Company has also agreed to dismiss all proofs of claim it may have against Fleming in connection with the bankruptcy.
     Selling, general and administrative expenses for the three and six month periods ended June 30, 2009 include a charge of $0.65 million related to the settlement with the PCT for amounts not previously accrued and accounts payable and accrued expenses at June 30, 2009 includes $1.65 million related to the PCT settlement.
     For purposes of accounting and disclosure requirements, the Company has evaluated events through August 10, 2009, the issuance date of the condensed consolidated financial statements.

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
     The Company’s results over the past several years have been affected by its involvement in the demonstration recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program. As a result of the expiration of the Company’s RAC demonstration program contract in March 2008, revenues from the auditing of Medicare payments in California made only a small contribution to the Company’s overall revenues in the three and six months ended June 30, 2008. Pursuant to the Company’s agreement with CMS, there will be no additional revenues to the Company or repayments to CMS relating to the RAC demonstration program.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. The Company expects future revenues from its participation as a RAC subcontractor; however, the magnitude and timing of such revenues is not predictable. Management currently does not expect to receive any meaningful revenues from Medicare auditing until the second half of 2010.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	61.7	66.4	64.0	64.5

Gross margin	38.3	33.6	36.0	35.5

Selling, general and administrative expenses	24.3	22.2	24.8	24.4

Operating income	14.0	11.4	11.2	11.1

Interest expense, net	1.6	1.5	1.7	1.8

Earnings before income taxes	12.4	9.9	9.5	9.3

Income taxes	1.4	0.8	1.4	1.0

Net earnings	11.0%	9.1%	8.1%	8.3%

Three and Six Months Ended June 30, 2009 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Domestic and International Accounts Payable Services revenues for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Domestic Accounts Payable Services revenues	$26.4	$28.3	$49.7	$56.5
International Accounts Payable Services revenues	19.0	21.3	35.0	41.4

Total Accounts Payable Services revenues	$45.4	$49.6	$84.7	$97.9

     Total Accounts Payable Services revenues for the quarter ended June 30, 2009 decreased by $4.2 million, or 8.4%, compared to the quarter ended June 30, 2008. Total Accounts Payable Services revenues for the six months ended June 30, 2009 decreased by $13.2 million, or 13.5%, compared to the prior period.
     Domestic Accounts Payable Service revenues decreased by $1.9 million, or 6.5%, in the second quarter of 2009 compared to the second quarter of 2008. For the six months ended June 30, 2009, revenues decreased by $6.8 million, or 12.1%, compared to the prior year period. The improved year over year revenue performance (lesser rate of decline) in the second quarter of 2009 as compared to the first quarter of 2009 is partially attributable to focused efforts to reduce the backlog of claims which built up during the previous three to six months. However, the vast majority of the Company’s recovery audit clients are in the retail industry segment. Thus, the Company’s operations are subject to the economic pressures the retail industry faces. Economic conditions which have adversely impacted the U.S. retail industry have negatively impacted the Company’s revenues, particularly during the first quarter of 2009. Many of the Company’s clients’ purchases have declined making it more difficult to offset recovery claims. In addition, the liquidity of the Company’s clients’ vendor partners can significantly impact claim production, the claim approval process and the ability of clients to offset or otherwise make recoveries from their vendors. Management is also aware of speculation regarding an increase in retailer bankruptcies, which, if correct, could adversely impact future revenues. In addition, the first six months of 2008 included a small amount of revenue earned from auditing Medicare payments in California under the CMS demonstration program and there were no such revenues in the first six months of 2009.

     Revenues in the International Accounts Payable Services segment for the three months ended June 30, 2009 decreased by $2.3 million, or 10.9%, compared to the same period in 2008. For the six months ended June 30, 2009, revenues decreased by $6.4 million, or 15.4%, compared to the prior year period. The reported international revenues were adversely impacted by strengthening of the U.S. dollar relative to foreign currencies throughout the world, particularly during the latter half of 2008 and the first quarter of 2009. On a constant dollar basis adjusted for changes in foreign exchange (“FX”) rates, International Accounts Payable Services revenues increased by 7.6% during the second quarter of 2009 as compared to the second quarter of 2008 and increased by 5.5% during the first six months of 2009 compared to the prior year period. These increases are principally attributable to revenue gains in Canada and Latin America and were derived from both incremental revenues from existing clients and, to a lesser extent, revenues from new clients.
     Management believes there is opportunity to increase revenues in its core accounts payable services segments as a result of both market share growth and the growth of the addressable market for such services. Management also believes that the Company has growth opportunities related to the provision of adjacent services in the procure-to-pay value chain and to the CFO suite of its core client base, and from capitalizing on the Company’s existing data mining and related competencies. Management believes that the pursuit of such opportunities will require modest investments and that without such investments, a reversal of the Company’s declining revenue trend is not likely. Management intends to execute newly developed strategic initiatives to pursue these opportunities. No assurances can be provided, however, as to when any revenues from these opportunities will be recognized or the magnitude of any such revenues.
     The Company also expects future revenues from its participation as a subcontractor in three of the Medicare RAC program’s four geographic regions; however, the magnitude and timing of such revenues is not predictable. Management currently does not expect to receive any meaningful revenues from Medicare auditing until the second half of 2010.
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
     Accounts Payable Services COR for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Domestic Accounts Payable Services COR	$14.5	$16.8	$29.1	$32.5
International Accounts Payable Services COR	13.5	16.2	25.1	30.8

Total Accounts Payable Services COR	$28.0	$33.0	$54.2	$63.3

     COR as a percentage of revenue for Domestic Accounts Payable Services was 55.0% and 59.4% for the three months ended June 30, 2009 and 2008, respectively. This equates to gross margin percentages of 45.0% and 40.6%, respectively, for the Domestic Accounts Payable Services segment for the quarters ended June 30, 2009 and 2008. For the six months ended June 30, 2009 and 2008, COR as a percentage of revenue for Domestic Accounts Payable Services was 58.6% and 57.5%, respectively. This equates to gross margin percentages of 41.4% and 42.5%, respectively, for the Domestic Accounts Payable Services segment for the six month periods ended June 30, 2009 and 2008.

     The second quarter 2009 gross margin improvements are primarily attributable to a reduction in healthcare audit spending, reductions in indirect costs (principally reduced headcount), increased margins on management consulting projects, and severance charges included in the second quarter of 2008.
     COR as a percentage of revenue for International Accounts Payable Services was 71.1% and 76.1% for the three months ended June 30, 2009 and 2008, respectively. This equates to gross margin percentages of 28.9% and 23.9%, respectively. For the six months ended June 30, 2009 and 2008 COR as a percentage of revenue for International Accounts Payable Services was 71.7% and 74.4%, respectively. This equates to gross margin percentages of 28.3% and 25.6%, respectively. COR as a percentage of revenue has historically, and continues to be, higher in the International Accounts Payable Services segment compared to the Domestic segment because of differences in the service delivery models which, in turn, are principally attributable to scale. The margin increases in the three-month and six-month periods ended June 30, 2009 compared to the same periods in 2008 are largely due to a higher percentage of International Accounts Payable Services revenues coming from geographic territories that have historically enjoyed higher margins.
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
     Accounts Payable Services SG&A for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Domestic Accounts Payable Services SG&A	$4.5	$4.0	$7.9	$8.3
International Accounts Payable Services SG&A	0.9	2.2	3.7	4.1

Total Accounts Payable Services SG&A	$5.4	$6.2	$11.6	$12.4

     Domestic Accounts Payable Services SG&A expenses for the second quarter of 2009 increased by $0.5 million, or 12.5%, and decreased for the six months ended June 30, 2009 by $0.4 million, or 4.8%, from the same periods in 2008. The second quarter 2009 increase is primarily attributable to costs associated with the development and early stage execution of new strategic initiatives discussed above.
     International Accounts Payable Services SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries payable to the U.S. parent from their local currency to their U.S. dollar equivalent and substantial changes from period to period in FX rates can significantly impact the amount of such gains and losses. During the three months ended June 30, 2009, the Company recognized $1.7 million of FX gains related to intercompany balances as compared to $0.1 million of FX losses for the same period in 2008. For the first six months of 2009, the Company recognized $1.1 million of FX gains related to intercompany balances as compared to $0.5 million of FX gains for the same period in 2008.
     International Accounts Payable Services SG&A excluding the FX gains and losses related to intercompany balances increased by $0.4 million for the three months ended June 30, 2009 compared to the same period in 2008. Most of such increase is attributable to professional fees and other costs associated with the acquisition of the business and assets of First Audit Partners LLP (“FAP”), which was completed in July 2009 (see Note J — Subsequent Events included in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). For the six months ended June 30, 2009, International Accounts Payable Services SG&A excluding the FX gains and losses related to intercompany balances increased by $0.2 million compared to the same period in 2008.
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
     Corporate Support SG&A totaled the following for the three and six months ended June 30, 2009 and 2008 (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Corporate Support SG&A	$5.6	$4.8	$9.4	$11.4
     Corporate Support SG&A increased by $0.8 million in the second quarter of 2009 and decreased by $2.0 million for the six months ended June 30, 2009, when compared to the same periods of 2008. The second quarter of 2009 includes $1.0 million of stock-based compensation expense as compared to $1.6 million of stock-based compensation expense included in the second quarter of 2008. The first six months of 2009 includes $1.0 million of stock-based compensation expense as compared to $4.6 million of stock-based compensation expense included in the same period in 2008. Excluding the stock-based compensation charges for both periods, Corporate Support SG&A increased by $1.4 million in the second quarter of 2009 and increased by $1.6 million in the six months ended June 30, 2009 as compared to the same periods in 2008. Such increases are attributable to a $0.7 million additional accrual for the settlement of the Fleming Post Confirmation Trust (“PCT”) litigation (see Part II, Item 1 — Legal Proceedings), professional fees related to the litigation, severance charges, and increased compensation associated with hiring a new chief executive officer.
     Other Items
     Interest Expense. Net interest expense was $0.7 million and $0.8 million for the three months ended June 30, 2009 and 2008, respectively. Net interest expense was $1.4 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively. The decrease in interest expense resulted from the $26.3 million of debt repayments made during 2008. Interest expense in the six months ended June 30, 2009 primarily related to the term loan under the Company’s senior credit facility, which had an outstanding balance of $16.6 million as of June 30, 2009.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three and six month periods ended June 30, 2009 and 2008 primarily results from taxes on income of foreign subsidiaries.
Liquidity and Capital Resources
     As of June 30, 2009, the Company had $28.5 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $16.4 million of calculated availability for borrowings, however, management does not currently anticipate any borrowings under the revolver. As of June 30, 2009, the Company was in compliance with all of its debt covenants under the credit facility.
     Operating Activities. Net cash provided by operating activities was $5.5 million and $2.4 million during the six months ended June 30, 2009 and 2008, respectively. During both six-month periods, significant decreases in current assets, particularly receivables, and current liability balances, particularly accounts payable, accrued payroll and other accrued expenses, were made. Such changes are itemized in the Company’s Condensed Consolidated Statements of Cash Flows included in Part I, Item 1 of this Form 10-Q.
     Investing Activities and Depreciation Expense. Depreciation and amortization expense for the six months ended June 30, 2009 and 2008 amounted to $2.7 million in each six-month period. Net cash used in investing activities was $1.4 million and $1.1 million during the six months ended June 30, 2009 and 2008, respectively. Cash used in investing activities for both periods was solely attributable to capital expenditures. The increase in capital expenditure spending in the first six months of 2009 compared to the first six months of 2008 was primarily related to investments to upgrade the Company’s information technology infrastructure.
     Capital expenditures are discretionary and management currently expects future capital expenditures to increase over the next several quarters as the Company continues to enhance its healthcare audit systems in preparation for its performance of the CMS RAC subcontracts and other healthcare audits and in preparation of the Company’s strategic initiatives discussed above. Changes in operating plans and results could change these expectations.
     Financing Activities and Interest Expense. Net cash used in financing activities was $2.9 million and $23.7 million for the six months ended June 30, 2009 and 2008, respectively. During the first six months of 2009, the Company made mandatory payments totaling $2.5 million on its term loan, reduced its capital lease obligations by $0.2 million and repurchased 78,754 shares of its outstanding common stock for approximately $0.2 million. During the first six months of 2008, the Company reduced the balance of its term loan by $23.4 million. This amount included $8.4 million of mandatory payments as well as a voluntary prepayment of $15.0 million. The Company also reduced its capital lease obligations by $0.2 million during the first six months of 2008.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months.
     Secured Credit Facility
     In September 2007, the Company entered into an amended and restated credit facility with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million each commencing in April 2008. The loan agreement also requires an annual additional payment contingently payable based on an excess cash flow calculation as defined in the agreement. During the first six months of 2008, the Company reduced the balance on its term loan by $23.4 million. This reduction included $8.4 million of mandatory payments as well as a voluntary payment of $15.0 million. During the first quarter of 2008, the Company entered into an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of its facility by $10 million.
     The Company reduced the balance on its term loan by $2.5 million during the first six months of 2009. In March 2009, the Company entered into the second amendment of its credit facility, lowering certain of the debt covenant thresholds through March 10, 2010 and revising the borrowing base calculation, which had the effect of reducing the borrowing capacity under the revolver portion of the facility by $6.5 million as of June 30, 2009. The borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at June 30, 2009 was $16.4 million.
     The remaining balance of the term loan is due on September 17, 2011. Interest on the term loan balance is payable monthly and accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of June 30, 2009, there were no outstanding borrowings under the revolving credit facility. The weighted-average interest rates on term loan balances outstanding under the credit facility during the second quarter of 2009 and 2008, including fees, were 10.92% and 11.41%, respectively. The weighted-average interest rates on term loan balances outstanding under the credit facility during the first six months of 2009 and 2008, including fees, were 10.89% and 10.73%, respectively.
     Due to the $15.0 million voluntary payment made in the first quarter of 2008, the annual additional contingent payment based on 2008 excess cash flow due in April 2009 was not required.
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

     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. In March 2009, the Company’s Board of Directors extended the stock repurchase program through March 31, 2010. The second amendment to the Company’s secured credit facility permits the Company to repurchase up to $5.0 million of the Company’s common stock during the period from April 1, 2009 to March 31, 2010. For the six months ended June 30, 2009, the Company repurchased 78,754 shares at an average price of $3.13 for a total purchase price of approximately $0.2 million, all of which were made in the first quarter. This equates to approximately 0.4% of the then outstanding shares.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2009, an aggregate of 323,478 Performance Units were settled by six executive officers. Such settlements resulted in the issuance of 194,084 shares of common stock and cash payments totaling $0.4 million. On June 1, 2009, an aggregate of 717,287 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 430,372 shares of common stock and cash payments totaling $0.9 million. As of June 30, 2009, total Performance Unit awards outstanding were 702,348 with an aggregate intrinsic value of $1.9 million.
     On July 1, 2009, 224,154 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 134,492 shares of common stock and cash payments totaling $0.3 million.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At June 30, 2009, accrued payroll and related expenses included $1.3 million and noncurrent compensation obligations included an additional $1.3 million related to these obligations.

     Off Balance Sheet Arrangements
     As of June 30, 2009, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended June 30, 2008 and the quarter and six months ended June 30, 2009 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
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
     SFAS No. 165. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes principles and requirements regarding the reporting of subsequent events including disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. The Company adopted SFAS No. 165 effective June 30, 2009. The disclosures required by SFAS No. 165 are included in Note J — Subsequent Events included in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
     SFAS No. 166. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 166”), which eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance in SFAS No. 140, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not determined the impact, if any, SFAS No. 166 will have on its future financial statements.
     SFAS No. 167. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which amends FASB Interpretation No. 46(R) to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for fiscal years beginning after November 15, 2009. The Company has not determined the impact, if any, SFAS No. 167 will have on its future financial statements.
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
Forward-Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s growth opportunities, (4) expectations regarding future accounts payable services revenue trends, and (5) the anticipated impact of Medicare recovery audit services on the Company’s business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2009, we recognized $4.7 million and $6.2 million of operating income from our International Accounts Payable Services segment, virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million and $0.6 million, respectively for the three and six months ended June 30, 2009.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of June 30, 2009, the Company had $16.4 million of calculated borrowing availability under its revolving credit facility and $16.6 million outstanding under a term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.25% (or, at our option, a published prime lending rate plus 0.25%). At June 30, 2009, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in SFAS No. 123(R), as being equal to the market value of the common stock. Also, under SFAS No. 123(R), companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of June 30, 2009, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.3 million change in pre-tax income.

Item 4. Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of its President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in reporting, on a timely basis, information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act.
     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On April 1, 2003, Fleming Companies (“Fleming”), one of the Company’s larger U.S. Accounts Payable Services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that were alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code.
     On July 29, 2009, the Company entered into a settlement agreement in connection with the PCT lawsuit. Under the terms of the settlement agreement, the Company paid the PCT $1.65 million to resolve all claims made by the PCT in the litigation. In connection with the settlement, the Company has also agreed to dismiss all proofs of claim it may have against Fleming in connection with the bankruptcy.
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
     No repurchases of the Company’s common stock were made during the three months ended June 30, 2009.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the annual meeting of the shareholders held on May 27, 2009, the shareholders of the Company approved all of the proposals which had been recommended by the Board of Directors and included in the Company’s proxy statement which was mailed to shareholders on or about April 23, 2009.
With respect to Proposal 1 (election of two Class I directors to serve until the 2012 annual meeting and until their successors are elected and qualified):
19,504,555 shares, or 97.56% of the votes cast, in person or by proxy, by the holders of the Company’s common stock were voted for the election of Romil Bahl as a Class I director, and 488,179 shares withheld authority.
19,486,880 shares, or 97.47% of the votes cast, in person or by proxy, by the holders of the Company’s common stock were voted for the election of Steven P. Rosenberg as a Class I director, and 505,854 shares withheld authority.
     The Company’s directors serving in Class II and Class III did not stand for election at the annual meeting. The directors serving in Class II, Patrick G. Dills and N. Colin Lind, will continue to serve until the 2010 annual meeting of shareholders and until their successors are elected and qualified. The directors serving in Class III, David A. Cole and Philip J. Mazzilli Jr., will continue to serve until the 2011 annual meeting of shareholders and until their successors are elected and qualified.
     With respect to Proposal 2 (to ratify BDO Seidman, LLP as the Company’s independent registered public accounting firm for fiscal year 2009), 19,774,322 shares, or 98.91% of the votes cast, voted for the ratification, 209,225 shares voted against the ratification, and 9,187 shares abstained from voting on the proposal.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.4.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.5	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

10.1	Employment Agreement dated May 26, 2009, by and between Mr. Robert B. Lee and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2009).

10.2	Separation Agreement, dated May 29, 2009, by and between Mr. Bradley T. Roos and the Company (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 1, 2009).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2009.

Exhibit
Number	Description
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2009.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
August 10, 2009	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

August 10, 2009	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)