Form 10-Q
period 2009-09-30
PRG-SCHULTZ INTERNATIONAL, INC.
filed 2009-11-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at October 31, 2009 were 23,170,760.

PRG-SCHULTZ INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$45,321	$49,182	$130,044	$147,093
Cost of revenues	28,482	31,169	82,701	94,362

Gross margin	16,839	18,013	47,343	52,731

Selling, general and administrative expenses	11,893	12,139	32,911	36,006

Operating income	4,946	5,874	14,432	16,725

Gain on bargain purchase (Note J)	2,788	—	2,788	—

Income before interest and income taxes	7,734	5,874	17,220	16,725

Interest expense, net	728	789	2,154	2,545

Earnings before income taxes	7,006	5,085	15,066	14,180

Income taxes	605	879	1,767	1,872

Net earnings	$6,401	$4,206	$13,299	$12,308

Basic earnings per common share (Note B)	$0.27	$0.19	$0.59	$0.57

Diluted earnings per common share (Note B)	$0.27	$0.18	$0.57	$0.54

Weighted-average common shares outstanding (Note B):
Basic	23,404	21,919	22,735	21,726

Diluted	23,833	23,002	23,453	22,942

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Notes F and I)	$27,329	$26,688
Restricted cash	317	61
Receivables:
Contract receivables, less allowances of $887 in 2009 and $921 in 2008:
Billed	27,068	28,143
Unbilled	4,683	5,568

	31,751	33,711
Employee advances and miscellaneous receivables, less allowances of $261 in 2009 and $311 in 2008	544	285

Total receivables	32,295	33,996

Prepaid expenses and other current assets	2,743	2,264

Total current assets	62,684	63,009

Property and equipment, at cost	31,231	30,041
Less accumulated depreciation and amortization	(23,712)	(22,140)

Property and equipment, net	7,519	7,901

Goodwill (Note I)	4,600	4,600
Intangible assets, less accumulated amortization of $12,452 in 2009 and $10,932 in 2008 (Note I)	24,866	18,968
Unbilled receivables	1,483	1,789
Other assets	1,883	2,516

	$103,035	$98,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,170	$16,275
Accrued payroll and related expenses	18,397	22,536
Refund liabilities	7,169	7,870
Deferred revenue	1,424	502
Current portions of debt and capital lease obligations (Note G)	5,342	5,314
Business acquisition obligations	2,560	—

Total current liabilities	46,062	52,497

Long-term debt and capital lease obligations (Note G)	10,320	14,331
Deferred income taxes	8	234
Noncurrent compensation obligations	1,233	2,849
Refund liabilities	758	897
Other long-term liabilities	6,342	5,265

Total liabilities	64,723	76,073

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,160,760 shares issued and outstanding as of September 30, 2009 and 21,789,645 shares issued and outstanding as of December 31, 2008	232	218
Additional paid-in capital	561,770	559,359
Accumulated deficit	(526,689)	(539,988)
Accumulated other comprehensive income	2,999	3,121

Total shareholders’ equity	38,312	22,710

	$103,035	$98,783

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$13,299	$12,308
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on bargain purchase	(2,788)	—
Depreciation and amortization	4,342	3,897
Amortization of deferred loan costs	591	588
Stock-based compensation expense	2,500	4,961
Loss on sale of property and equipment	92	84
Deferred income taxes	(226)	109
Changes in assets and liabilities:
Restricted cash	(256)	(262)
Billed receivables	1,712	4,022
Unbilled receivables	1,191	492
Prepaid expenses and other current assets	329	279
Other assets	55	24
Accounts payable and accrued expenses	(7,112)	(2,498)
Accrued payroll and related expenses	(4,701)	(6,864)
Refund liabilities	(840)	(3,844)
Deferred revenue	915	(197)
Noncurrent compensation obligations	(1,363)	(4,561)
Other long-term liabilities	(500)	(608)

Net cash provided by operating activities	7,240	7,930

Cash flows from investing activities:
Business acquisition	(1,629)	—
Purchases of property and equipment, net of disposal proceeds	(2,065)	(2,211)

Net cash used in investing activities	(3,694)	(2,211)

Cash flows from financing activities:
Repayments of debt	(3,983)	(24,956)
Repurchases of common stock	(246)	—
Restricted stock remitted by employees for taxes	(50)	—
Proceeds from option exercises	26	—
Payments for deferred loan costs	—	(59)

Net cash used in financing activities	(4,253)	(25,015)

Effect of exchange rates on cash and cash equivalents	1,348	(280)

Net change in cash and cash equivalents	641	(19,576)

Cash and cash equivalents at beginning of period	26,688	42,364

Cash and cash equivalents at end of period	$27,329	$22,788

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$1,517	$2,564

Cash paid during the period for income taxes, net of refunds	$3,434	$1,918

Liabilities assumed in a business acquisition (Note J)	$4,210	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A – Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRG-Schultz International, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2008.
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended September 30, 2008 and quarter and nine months ended September 30, 2009 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
     The Company has determined that no material events took place after its balance sheet date of September 30, 2009 through financial statement issuance date of November 9, 2009.
     New Accounting Standards
     FASB ASC 105-10-65. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168” and “FASB ASC 105-10-65”). The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC has become nonauthoritative. Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). ASU will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. In conjunction with the adoption by the Company of FASB ASC 105-10-65 effective September 30, 2009, all references to accounting standards issued prior to SFAS No. 168 have been amended to additionally reflect the corresponding ASC topic.
     FASB ASC 718. In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)” and “FASB ASC 718”). FASB ASC 718 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. The adoption by the Company of FASB ASC 718 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements except as described in Note J below.
FASB ASC 810-10-65. In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160” and “FASB ASC 810-10-65”). FASB ASC 810-10-65 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
face of the income statement. FASB ASC 810-10-65 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. FASB ASC 810-10-65 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The adoption by the Company of FASB ASC 810-10-65 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     FASB ASC 815. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS No. 161” and “FASB ASC 815”), which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, financial performance, and cash flows. The adoption by the Company of FASB ASC 815 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     FASB ASC 855. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165” and “FASB ASC 855”), which establishes principles and requirements regarding the reporting of subsequent events including disclosure of the date through which subsequent events have been evaluated and whether that is the date that the financial statements were issued or available to be issued. The Company adopted FASB ASC 855 effective June 30, 2009.
     FASB ASC 860. In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” (“SFAS No. 166” and “FASB ASC 860”), which eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance in FASB ASC 860, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009 and for transfers occurring on or after the effective date. The Company has not determined the impact, if any, FASB ASC 860 will have on its future financial statements.
     FASB ASC 810-10-25. In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167” and “FASB ASC 810-10-25”), which amends FASB Interpretation No. 46(R) to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity and requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for fiscal years beginning after November 15, 2009. The Company has not determined the impact, if any, FASB ASC 810-10-25 will have on its future financial statements.
     FASB ASC 470-20. In May 2008, the FASB issued Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1” and “FASB ASC 470-20”). FASB ASC 470-20 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. Upon adoption, the provisions of FASB ASC 470-20 are required to be applied retrospectively to all periods presented. The adoption by the Company of FASB ASC 470-20 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.
     FASB ASC 260-10-45. In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Transactions Are Participating Securities” (“FSP EITF 03-6-1” and “FASB ASC 260-10-45”). FASB ASC 260-10-45 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be accounted for as participating securities and should be included in the computation of earnings per share. The adoption by the Company of FASB ASC 260-10-45 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note B – Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic earnings per common share:
Numerator for earnings per common share calculations:
Net earnings	$6,401	$4,206	$13,299	$12,308

Denominator:
Denominator for basic earnings per common share – weighted-average common shares outstanding during the period	23,404	21,919	22,735	21,726

Basic earnings per common share	$0.27	$0.19	$0.59	$0.57

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Diluted earnings per common share:
Numerator for earnings per common share calculations:
Net earnings	$6,401	$4,206	$13,299	$12,308

Denominator:
Denominator for basic earnings per common share – weighted-average common shares outstanding during the period	23,404	21,919	22,735	21,726
Incremental shares from stock-based compensation plans	429	1,083	718	1,216

Denominator for diluted earnings per common share	23,833	23,002	23,453	22,942

Diluted earnings per common share	$0.27	$0.18	$0.57	$0.54

     For the three and nine months ended September 30, 2009, options to purchase 1.7 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. For the three and nine months ended September 30, 2008, options to purchase 1.0 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. Weighted-average common shares outstanding for the three and nine month periods ended September 30, 2009 include 0.7 million nonvested restricted shares and 0.2 million nonvested restricted share units which are considered to be participating securities.
Note C – Stock-Based Compensation
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
2009 Grants
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
     On May 26, 2009, nonvested stock awards (restricted stock and restricted stock units) representing 485,332 shares in aggregate of the Company’s common stock were granted to 72 executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock and the restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. These awards had an aggregate grant date fair value of $1.4 million. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
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
     On July 29, 2009, non-qualified options to purchase 10,000 shares of the Company’s common stock were granted to an employee of the Company pursuant to the 2008 EIP. The options have an exercise price of $3.50 per share, expire seven years after their grant date and vest in three equal annual installments beginning on the first anniversary of the grant date. The option award had an aggregate grant date fair value of $26 thousand.
     During the quarter ended September 30, 2009, nonvested stock awards (restricted stock) representing 25,000 shares in aggregate of the Company’s common stock were granted to two employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock vest in three equal annual installments beginning on the first

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anniversary of the grant date. These awards had an aggregate grant date fair value of $0.1 million. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares.
2008 Grants
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
     On September 17, 2008, options to purchase an aggregate of 211,460 shares were granted to 68 employees of the Company pursuant to the 2008 EIP. The options have an exercise price of $9.51 per share, expire seven years after their grant date and vest in three equal annual installments beginning on the first anniversary of the grant date. The option awards had an aggregate grant date fair value of $1.3 million.
     On September 17, 2008, nonvested stock awards (restricted stock and restricted stock units) representing 171,323 shares in aggregate of the Company’s common stock were granted to 68 executive and non-executive employees of the Company pursuant to the 2008 EIP. These shares of restricted stock and restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. These awards had an aggregate grant date fair value of $1.6 million. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
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
2006 MIP Performance Units
     On April 30, 2008, an aggregate of 493,137 Performance Units under the 2006 MIP were settled by six executive officers. These settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million. During the second quarter of 2009, an aggregate of 1,040,766 Performance Units under the 2006 MIP were settled by seven then current and former executive officers. These settlements resulted in the issuance of 624,456 shares of common stock and cash payments totaling $1.3 million.
     In July 2009, 224,154 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 134,492 shares of common stock and a cash payment of $0.3 million. As of September 30, 2009, a total of 478,195 Performance Units were outstanding and fully vested under the 2006 MIP.
     Selling, general and administrative expenses for the three months ended September 30, 2009 and 2008 include $1.5 million and $0.4 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2009 and 2008 include $2.5 million and $5.0 million, respectively, related to stock-based compensation charges. At September 30, 2009, there was $6.3 million

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.6 years.
Note D – Operating Segments and Related Information
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

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the three and nine months ended September 30, 2009 and 2008 follows (in thousands):

	Domestic	International
	Accounts	Accounts
	Payable	Payable	Corporate
	Services	Services	Support	Total
Three Months Ended September 30, 2009
Revenues	$24,435	$20,886	$—	$45,321

EBITDA	$6,458	$7,904	$(4,994)	$9,368
Foreign currency (gains) losses on intercompany balances	—	(678)	—	(678)
Stock-based compensation	—	—	1,496	1,496
Gain on bargain purchase	—	(2,788)	—	(2,788)

Adjusted EBITDA	$6,458	$4,438	$(3,498)	$7,398

Three Months Ended September 30, 2008
Revenues	$27,853	$21,329	$—	$49,182

EBITDA	$8,167	$2,850	$(3,962)	$7,055
Foreign currency (gains) losses on intercompany balances	—	1,801	—	1,801
Stock-based compensation	—	—	377	377

Adjusted EBITDA	$8,167	$4,651	$(3,585)	$9,233

Nine Months Ended September 30, 2009
Revenues	$74,113	$55,931	$—	$130,044

EBITDA	$21,579	$14,439	$(14,456)	$21,562
Foreign currency (gains) losses on intercompany balances	—	(1,752)	—	(1,752)
Litigation settlement	—	—	650	650
Stock-based compensation	—	—	2,500	2,500
Gain on bargain purchase	—	(2,788)	—	(2,788)

Adjusted EBITDA	$21,579	$9,899	$(11,306)	$20,172

Nine Months Ended September 30, 2008
Revenues	$84,347	$62,746	$—	$147,093

EBITDA	$26,310	$9,752	$(15,440)	$20,622
Foreign currency (gains) losses on intercompany balances	—	1,335	—	1,335
Stock-based compensation	—	—	4,961	4,961

Adjusted EBITDA	$26,310	$11,087	$(10,479)	$26,918

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table reconciles net earnings to EBITDA and adjusted EBITDA for each of the three-month and nine-month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net earnings	$6,401	$4,206	$13,299	$12,308
Income taxes	605	879	1,767	1,872
Interest, net	728	789	2,154	2,545
Depreciation and amortization	1,634	1,181	4,342	3,897

EBITDA	9,368	7,055	21,562	20,622

Foreign currency (gains) losses on intercompany balances	(678)	1,801	(1,752)	1,335
Litigation settlement	—	—	650	—
Stock-based compensation	1,496	377	2,500	4,961
Gain on bargain purchase	(2,788)	—	(2,788)	—

Adjusted EBITDA	$7,398	$9,233	$20,172	$26,918

Note E – Comprehensive Income
     The Company applies the provisions of FASB ASC 220, “Comprehensive Income” (“FASB ASC 220”). This standard establishes items that are required to be recognized under accounting standards as components of comprehensive income. FASB ASC 220 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended September 30, 2009 and 2008, the Company’s consolidated comprehensive income was $6.5 million and $4.7 million, respectively. For the nine-month periods ended September 30, 2009 and 2008, the Company’s consolidated comprehensive income was $13.2 million and $12.0 million, respectively. The difference between consolidated comprehensive income, as disclosed here, and traditionally determined consolidated net earnings, as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F – Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At September 30, 2009 and December 31, 2008, the Company had cash and cash equivalents of $27.3 million and $26.7 million, respectively, of which cash equivalents represented approximately $18.8 million and $23.3 million, respectively. The Company had $15.2 million and $18.5 million in cash equivalents at U.S. banks at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009 and December 31, 2008, certain of the Company’s international subsidiaries held $3.6 million and $4.8 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at September 30, 2009 were held in Canada.
Note G – Long Term Debt
     Total debt outstanding at September 30, 2009 was $15.7 million which included a $15.4 million outstanding balance on a variable rate term loan due 2011 and a $0.3 million capital lease obligation. At September 30, 2009, there were no borrowings outstanding under the revolver portion of the Company’s Amended and Restated Financing Agreement (“credit facility”).
     The Company made mandatory principal payments on its term loan totaling $3.8 million during the nine months ended September 30, 2009. In March 2009, the Company entered into the second amendment of its credit facility,

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lowering certain debt covenant thresholds through March 10, 2010 and revising the borrowing base calculation, which had the effect of reducing the borrowing capacity under the revolver portion of the facility by $6.6 million as of September 30, 2009. The borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at September 30, 2009 was $16.8 million.
     During the first quarter of 2008, the Company reduced the balance on its term loan under the credit facility by $22.2 million. This reduction included $7.2 million of mandatory payments as well as a voluntary payment of $15.0 million. In March 2008, the Company completed the first amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of the facility by $10.0 million. Additional mandatory principal payments totaling $2.5 million in aggregate were made in the second and third quarters of 2008.
Note H - Commitments and Contingencies
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
     On July 29, 2009, the Company entered into a settlement agreement in connection with the PCT lawsuit. Under the terms of the settlement agreement, the Company paid the PCT $1.7 million to resolve all claims made by the PCT in the litigation. In connection with the settlement, the Company also agreed to dismiss all proofs of claim it may have against Fleming in connection with the bankruptcy. Selling, general and administrative expenses for the nine-month period ended September 30, 2009 includes a charge of $0.7 million related to the settlement with the PCT for amounts not previously accrued.
     In the normal course of business, the Company is involved in and subject to other claims, disputes and uncertainties. Management, after reviewing with legal counsel all of such matters, believes that the aggregate losses, if any, related to such matters will not have a material adverse effect on the Company’s financial position or results of operations.
Note I - Fair Value Measurements
     Effective January 1, 2008, the Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures” (“FASB ASC 820”), for all financial instruments and non-financial assets and liabilities accounted for at fair value on a recurring basis. Effective January 1, 2009, the Company adopted FASB ASC 820 for all non-financial assets and liabilities accounted for at fair value on a non-recurring basis.

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008 follows (in thousands):

Fair Value Measurements at Reporting Date
Using
Quoted
Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2009
Assets:
Cash and cash equivalents	$27,329	$27,329	$—	$—

As of December 31, 2008
Assets:
Cash and cash equivalents	$26,688	$26,688	$—	$—

     Information regarding non-financial assets and liabilities measured at fair value on a nonrecurring basis as of September 30, 2009 and December 31, 2008 follows (in thousands):

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2009
Assets:
Goodwill	$4,600	$—	$—	$4,600
Intangible assets, net	24,866	—	—	24,866

	$29,466	$—	$—	$29,466

Liabilities:
Business acquisition obligations	$2,064	—	—	$2,064

As of December 31, 2008
Assets:
Goodwill	$4,600	$—	$—	$4,600
Intangible assets, net	18,968	—	—	18,968

	$23,568	$—	$—	$23,568

     In accordance with the provisions of FASB ASC 350 “Intangibles—Goodwill and Other” (“FASB ASC 350”), the Company tests its goodwill and other intangible assets for impairment at least annually. The annual impairment tests are based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the assets. As of the date of the last test, which was October 1, 2008, management concluded that there was no impairment of goodwill or other intangible assets as of that date. FASB ASC 350 requires that intangible assets with finite lives be amortized over their expected lives. During the three months ended September 30, 2009 and 2008, the Company recorded amortization expense of $0.8 million and $0.6 million, respectively, related to intangible assets with finite lives. During the nine months ended September 30, 2009 and 2008, the Company recorded amortization expense of $1.8 million and $1.7 million, respectively, related to intangible assets with finite lives.
     Debt and capital lease obligations of $15.7 million and $19.6 million as of September 30, 2009 and December 31, 2008, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in FASB ASC 820 (significant other observable inputs).

PRG-SCHULTZ INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.
Note J - Business Acquisition
     Effective July 16, 2009, the Company’s UK subsidiary acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, England. The business and assets of FAP have been integrated into the Company’s European operations (included in the International Accounts Payable Services operating segment) and expanded the growing list of major European retailers to whom the Company provides services.
     The financial terms of the FAP Asset Purchase Agreement (“APA”) are denominated in British pounds sterling; parenthetical references to U.S. dollar equivalents below are based on September 30, 2009 foreign exchange rates. The APA required an initial payment to the FAP owners of £1.0 million ($1.6 million) and requires additional deferred payments of £0.5 million ($0.8 million) in January 2010 and £0.8 million ($1.3 million) in July 2010. Additional variable consideration (“earn-out”) may also be due based on the operating results generated by the acquired business over the next four years. The Company recorded an additional £1.3 million ($2.1 million) payable based on management’s estimate of the earn-out liability which resulted in a total estimated purchase price value of approximately $5.8 million.
     The preliminary estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of assets acquired:
Equipment	$56
Current assets, primarily work in progress	741
Intangible assets, primarily customer relationships	7,830

8,627

Fair value of purchase price	5,839

Gain on bargain purchase	$2,788

     The preliminary estimated fair values of intangible assets were based on management’s estimates of future operating results. The excess of fair values of assets acquired over the purchase price resulted in a gain on bargain purchase of $2.8 million.

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
     The vast majority of the Company’s recovery audit clients are in the retail industry segment, which the Company believes has been significantly impacted by the recent global downturn. The decrease in consumer spending associated with the economic downturn has resulted in many of the Company’s clients reducing their purchases from vendors, which makes it more difficult for those clients to offset recovery claims that the Company discovers against current vendor invoices. In addition, many client vendors are experiencing their own financial issues, and the liquidity of these vendors can also negatively impact the claims recovery process. Because the vast majority of the Company’s current revenues are based on such recoveries, these factors may negatively impact the Company’s revenues in future periods. In addition, management is also aware of an increased risk of retailer bankruptcies because of the current economic downturn. Client bankruptcy or insolvency proceedings could further adversely impact the Company’s future revenues.
     The effect of the current global economic downturn on the Company’s financial results has generally been delayed, as the Company did not begin to experience any material negative effects from the downturn until the first half of 2009. One factor insulating the Company somewhat from the economic downturn is that during this phase of an economic cycle, the Company’s clients are frequently more motivated to use the Company’s services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations. Also, the client purchase data on which the Company performs its recovery audit services is historical data, the age of which varies from client to client; however, such data typically reflects transactions between the Company’s clients and their vendors that generally took place 3 to 15 months prior to the data being provided to the Company for audit. The fact that the Company’s audits typically lag current client spending by up to 15 months has also delayed somewhat the corresponding adverse impact of the current economic downturn on the Company’s revenues.
     Given that the data on which the Company performs its recovery audit services is typically 3 to 15 months removed from the actual dates of transactions between the Company’s clients and their vendors, the Company expects that it will not begin to recognize increased revenues from its clients in the retail industry as a result of improving economic conditions until well after the positive effects of such improved conditions have been realized by such clients. While the net impact of the global economic downturn on the Company’s recovery audit revenues is difficult to precisely determine or predict, the Company believes that its revenues will remain at a level that will not have a significant adverse impact on the Company’s liquidity, and management has taken steps to mitigate any adverse impact of the economic downturn on the Company’s revenues and overall financial health. These steps include limiting salary increases for Company employees and devoting substantial efforts in the development of a “lower-cost-to-serve” service model to enable the Company to more cost effectively serve non-retail/commercial clients in an effort to reduce the Company’s dependency on customers in the retail industry. Further, management is working diligently to expand the Company’s business beyond its core recovery audit services to retailers, such as the Company’s efforts to expand its consulting services business and provide other services leveraging its data mining and analytics competencies.

     Another area in which the Company continues to devote considerable effort to expand its business beyond its core service of retail recovery auditing is the Company’s work in the recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The Company’s results over the past several years (primarily 2006 and 2007) were affected by its involvement in CMS’s demonstration RAC program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program. As a result of the expiration of the Company’s RAC demonstration program contract in March 2008, revenues from the auditing of Medicare payments in California made only a small contribution to the Company’s overall revenues in the three and nine months ended September 30, 2008. Pursuant to the Company’s agreement with CMS, there will be no additional revenues to the Company or repayments to CMS relating to the RAC demonstration program.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. While the magnitude and exact timing of revenues from the Company’s participation as a RAC subcontractor is difficult to predict, management currently does not expect to receive any meaningful revenues from its Medicare auditing work until the second half of 2010. In preparation for its work as a RAC subcontractor, the Company has incurred costs primarily relating to staffing and upgrading its technology systems.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	62.8	63.4	63.6	64.1

Gross margin	37.2	36.6	36.4	35.9

Selling, general and administrative expenses	26.3	24.7	25.3	24.5

Operating income	10.9	11.9	11.1	11.4

Gain on bargain purchase	6.2	—	2.1	—

Income before interest and income taxes	17.1	11.9	13.2	11.4

Interest expense, net	1.6	1.6	1.6	1.7

Earnings before income taxes	15.5	10.3	11.6	9.7

Income taxes	1.3	1.8	1.4	1.3

Net earnings	14.2%	8.5%	10.2%	8.4%

Three and Nine Months Ended September 30, 2009 Compared to the Corresponding Periods of the Prior Year
     Accounts Payable Services
     Revenues. Domestic and International Accounts Payable Services revenues for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Domestic Accounts Payable Services	$24.4	$27.9	$74.1	$84.3
International Accounts Payable Services	20.9	21.3	55.9	62.8

Total Accounts Payable Services	$45.3	$49.2	$130.0	$147.1

     Total Accounts Payable Services revenues for the quarter ended September 30, 2009 decreased by $3.9 million, or 7.9%, compared to the quarter ended September 30, 2008. Total Accounts Payable Services revenues for the nine months ended September 30, 2009 decreased by $17.1 million, or 11.6%, compared to the prior period.
     Domestic Accounts Payable Services revenues decreased by $3.4 million, or 12.3%, in the third quarter of 2009 compared to the third quarter of 2008. For the nine months ended September 30, 2009, revenues decreased by $10.2 million, or 12.1%, compared to the prior year period. Since the vast majority of the Company’s recovery audit clients are in the retail industry segment, the Company’s operations are subject to the economic pressures the retail industry faces. Unfavorable economic conditions which have adversely impacted the U.S. retail industry have negatively impacted the Company’s revenues. Many of the Company’s clients’ purchases have declined, making it more difficult to offset recovery claims. In addition, the liquidity of the Company’s clients’ vendor partners can significantly impact claim production, the claim approval process and the ability of clients to offset or otherwise make recoveries from their vendors. Management believes that the year over year decreases in Domestic Accounts Payable Services revenues for the three and nine months ended September 30, 2009 are also related to several additional factors, including competitive rate pressures, the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services and the impact of improved client processes and fewer recurring transaction errors. However, the impact of improved client processes and fewer recurring transaction errors is offset somewhat by the Company’s use of best practices and innovation to identify additional audit claim categories and recovery opportunities. Future revenues could be adversely impacted by an increase in retailer bankruptcies resulting from the current economic downturn. Finally, the first nine months of 2008 included a small amount of revenue earned from auditing Medicare payments in California under the CMS demonstration program and there were no such revenues in the first nine months of 2009.
     Revenues in the International Accounts Payable Services segment for the three months ended September 30, 2009 decreased by $0.4 million, or 2.1%, compared to the same period in 2008. For the nine months ended September 30, 2009, revenues decreased by $6.8 million, or 10.9%, compared to the prior year period. Reported international revenues are impacted by the strength of the U.S. dollar relative to foreign currencies throughout the world. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, International Accounts Payable Services revenues increased by 6.2% during the third quarter of 2009 as compared to the third quarter of 2008 and increased by 5.2% during the first nine months of 2009 compared to the prior year period. These increases are principally attributable to revenue gains in Canada and Europe and were derived from both incremental revenues from existing clients and, to a lesser extent, revenues from new clients, including those served by the Company as a result of its acquisition of First Audit Partners LLP (“FAP”) in July 2009.
     Management believes there is opportunity to increase revenues in its core accounts payable services segments as a result of both market share growth and the growth of the addressable market for such services. Management also believes that the Company has growth opportunities related to the provision of adjacent services in the procure-to-pay value chain and to the CFO suite of its core client base, and from capitalizing on the Company’s existing data mining and related competencies. Management believes that the pursuit of such opportunities will require investments and that without such investments, a reversal of the Company’s overall declining revenue trend is not likely. Management intends to execute newly developed strategic initiatives to pursue these opportunities. No assurances can be provided, however, as to when any revenues from these opportunities will be recognized or the magnitude of any such revenues.
     The Company also expects future revenues from its participation as a subcontractor in three of the Medicare RAC program’s four geographic regions; however, the magnitude and timing of such revenues is difficult to predict. Management currently does not expect to receive any meaningful revenues from Medicare auditing until the second half of 2010.
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
     Accounts Payable Services COR for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Domestic Accounts Payable Services	$14.6	$16.8	$43.7	$49.3
International Accounts Payable Services	13.9	14.3	39.0	45.1

Total Accounts Payable Services	$28.5	$31.1	$82.7	$94.4

     COR as a percentage of revenue for Domestic Accounts Payable Services was 59.8% and 60.3% for the three months ended September 30, 2009 and 2008, respectively. This equates to gross margin percentages of 40.2% and 39.7%, respectively, for the Domestic Accounts Payable Services segment for the quarters ended September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, COR as a percentage of revenue for Domestic Accounts Payable Services was 59.0% and 58.4%, respectively. This equates to gross margin percentages of 41.0% and 41.6%, respectively, for the Domestic Accounts Payable Services segment for the nine-month periods ended September 30, 2009 and 2008. The slight improvement in third quarter 2009 gross margin is primarily attributable to a reduction in spending in the Company’s healthcare audit business compared to the third quarter of 2008.

     COR as a percentage of revenue for International Accounts Payable Services was 66.6% and 67.0% for the three months ended September 30, 2009 and 2008, respectively. This equates to gross margin percentages of 33.4% and 33.0%, respectively. For the nine months ended September 30, 2009 and 2008 COR as a percentage of revenue for International Accounts Payable Services was 69.7% and 71.9%, respectively. This equates to gross margin percentages of 30.3% and 28.1%, respectively. COR as a percentage of revenue has historically, and continues to be, higher in the International Accounts Payable Services segment compared to the Domestic segment because of differences in the service delivery models which, in turn, are principally attributable to scale. The margin increases in the three-month and nine-month periods ended September 30, 2009 compared to the same periods in 2008 are largely due to a higher percentage of International Accounts Payable Services revenues coming from geographic territories that have historically experienced higher margins.
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
     Accounts Payable Services SG&A for the three and nine months ended September 30, 2009 and 2008 were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Domestic Accounts Payable Services	$4.6	$3.9	$12.5	$12.2
International Accounts Payable Services	2.2	4.3	5.9	8.4

Total Accounts Payable Services	$6.8	$8.2	$18.4	$20.6

     Domestic Accounts Payable Services SG&A expenses for the third quarter of 2009 increased by $0.7 million, or 17.9%, and increased for the nine months ended September 30, 2009 by $0.3 million, or 2.5%, from the same periods in 2008. These increases are primarily attributable to costs associated with the development and early stage execution of new strategic initiatives as discussed above, such as development of a lower-cost-to-serve service model and development of services adjacent to its core recovery audit offering.
     International Accounts Payable Services SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in FX rates can significantly impact the amount of such gains and losses. During the three months ended September 30, 2009, the Company recognized $0.7 million of FX gains related to intercompany balances as compared to $1.8 million of FX losses for the same period in 2008. For the first nine months of 2009, the Company recognized $1.8 million of FX gains related to intercompany balances as compared to $1.3 million of FX losses for the same period in 2008.
     International Accounts Payable Services SG&A, excluding the FX gains and losses related to intercompany balances, increased by $0.4 million for the three months ended September 30, 2009 compared to the same period in 2008. For the nine months ended September 30, 2009, International Accounts Payable Services SG&A excluding the FX gains and losses related to intercompany balances increased by $0.5 million compared to the same period in 2008. Most of such increase is attributable to amortization expense associated with the acquisition of the business and certain assets of FAP, which was completed in July 2009 (see Note J — Business Acquisition in Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q).
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
     Corporate Support SG&A totaled the following for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Corporate Support	$5.0	$4.0	$14.5	$15.4
     Corporate Support SG&A increased by $1.0 million in the third quarter of 2009 and decreased by $0.9 million for the nine months ended September 30, 2009, when compared to the same periods of 2008. The third quarter of 2009 includes $1.5 million of stock-based compensation expense as compared to $0.4 million of stock-based compensation expense included in the third quarter of 2008. The first nine months of 2009 includes $2.5 million of stock-based compensation expense as compared to $5.0 million of stock-based compensation expense included in the same period in 2008. Excluding the stock-based compensation charges for both periods, Corporate Support SG&A decreased by $0.1 million in the third quarter of 2009 and increased by $1.5 million in the nine months ended September 30, 2009 as compared to the same periods in 2008. The increase for the 2009 nine-month period is attributable to a $0.7 million additional accrual for the settlement of the Fleming Post Confirmation Trust (“PCT”) litigation (see Part II, Item 1 — Legal Proceedings), severance charges, and increased compensation and recruiting costs associated with hiring a new chief executive officer.
     Other Items
     Interest Expense. Net interest expense was $0.7 million and $0.8 million for the three months ended September 30, 2009 and 2008, respectively. Net interest expense was $2.2 million and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in interest expense resulted from the $26.3 million of debt repayments made during 2008. Interest expense in the nine months ended September 30, 2009 primarily related to the term loan under the Company’s credit facility, which had an outstanding balance of $15.4 million as of September 30, 2009.
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three-month and nine-month periods ended September 30, 2009 and 2008 primarily results from taxes on income of foreign subsidiaries.

Liquidity and Capital Resources
     As of September 30, 2009, the Company had $27.3 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $16.8 million of calculated availability for borrowings.
     While management believes that the recent global economic downturn has contributed to a decrease in the revenues that the Company would have otherwise earned in recent periods, this decrease has not resulted in the need for the Company to draw down on its revolving credit facility to fund its operations and has not materially adversely impacted the Company’s overall liquidity position. In addition, the Company was in compliance with the covenants in its credit facility as of September 30, 2009 and expects to continue to be in compliance for the foreseeable future.
     Operating Activities. Net cash provided by operating activities was $7.2 million and $7.9 million during the nine months ended September 30, 2009 and 2008, respectively. The changes in operating assets and liabilities resulted in operating cash flow of approximately $3.4 million more for the nine months ended September 30, 2009 compared to same period in 2008. This improvement was the result of significant payments for long term compensation and severance liabilities in 2008 combined with a significant decrease in the refund liability in 2008 compared to 2009. These improvements in cash flow in 2009 were offset by significant payments for foreign income taxes, the PCT legal settlement, and other accrued liabilities made during the nine months ended September 30, 2009. In addition to these payments, the Company significantly improved its accounts receivable collection efforts in 2008 resulting in a $4.0 million increase in operating cash flow. Such changes are itemized in the Company’s Condensed Consolidated Statements of Cash Flows included in Part I, Item 1 of this Form 10-Q.
     Investing Activities and Depreciation Expense. Depreciation and amortization expense for the nine months ended September 30, 2009 and 2008 amounted to $4.3 million and $3.9 million, respectively. Net cash used in investing activities was $3.7 million and $2.2 million during the nine months ended September 30, 2009 and 2008, respectively. In July 2009, the Company acquired the business and certain assets of FAP for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million which was paid in July 2009. Purchases of property, plant and equipment during the first nine months of 2009 and 2008 primarily related to investments to upgrade the Company’s information technology infrastructure.
     Capital expenditures are discretionary and management currently expects future capital expenditures to increase over the next several quarters as the Company continues to enhance its healthcare audit systems in preparation for its performance of the CMS RAC subcontracts and other healthcare audits and in preparation and execution of the Company’s strategic initiatives discussed above. Changes in operating plans and results could change these expectations.
     Financing Activities and Interest Expense. Net cash used in financing activities was $4.2 million and $25.0 million for the nine months ended September 30, 2009 and 2008, respectively. During the first nine months of 2009, the Company made mandatory payments totaling $3.8 million on its term loan, reduced its capital lease obligations by $0.2 million and repurchased 78,754 shares of its outstanding common stock for approximately $0.2 million.
     During the first nine months of 2008, the Company reduced the balance of its term loan by $24.7 million. This amount included $9.7 million of mandatory payments as well as a voluntary prepayment of $15.0 million. The Company also reduced its capital lease obligations by $0.2 million during the first nine months of 2008.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months.
     Credit Facility
     In September 2007, the Company entered into the Amended and Restated Financing Agreement, (“credit facility”) with Ableco LLC (“Ableco”) consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco must be repaid in quarterly installments of $1.25 million which began in April 2008. The loan agreement also requires an annual additional payment contingently payable based on an excess cash flow calculation as defined in the agreement. During the first nine months of 2008, the Company reduced the balance on its term loan by $25.0 million. This reduction included $10.0 million of mandatory payments as well as a voluntary payment of $15.0 million. During the first quarter of 2008, the Company entered into an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of its facility by $10 million.
     The Company reduced the balance on its term loan by $3.8 million during the first nine months of 2009. In March 2009, the Company entered into the second amendment of its credit facility, lowering certain of the debt covenant thresholds through March 10, 2010 and revising the borrowing base calculation, which had the effect of reducing the borrowing capacity under the revolver portion of the facility by $6.6 million as of September 30, 2009. The borrowing capacity is reduced over the term of the credit facility and availability is based on eligible accounts receivable and other factors. Availability under the revolver at September 30, 2009 was $16.8 million.
     The remaining balance of the term loan is due on September 17, 2011. Interest on the term loan balance is payable monthly and accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, will accrue at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company must also pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of September 30, 2009, there were no outstanding borrowings under the revolving credit facility. The weighted-average interest rates on term loan balances outstanding under the credit facility during the third quarter of 2009 and 2008, including fees, were 11.01% and 11.25%, respectively. The weighted-average interest rates on term loan balances outstanding under the credit facility during the first nine months of 2009 and 2008, including fees, were 10.93% and 10.91%, respectively.
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
    Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, the Company may repurchase up to $10 million of its common stock from time to time through March 30, 2009. In March 2009, the Company’s Board of Directors extended the stock repurchase program through March 31, 2010. The second amendment to the Company’s credit facility permits the Company to repurchase up to $5.0 million of the Company’s common stock during the period from April 1, 2009 to March 31, 2010. For the nine months ended September 30, 2009, the Company repurchased 78,754 shares at an average price of $3.13 for a total purchase price of approximately $0.2 million. All of the 2009 share repurchases were made in the first quarter. This equates to approximately 0.4% of the then outstanding shares.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2009, an aggregate of 323,478 Performance Units were settled by six executive officers. These settlements resulted in the issuance of 194,084 shares of common stock and cash payments totaling $0.4 million. On June 1, 2009, an aggregate of 717,287 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 430,372 shares of common stock and a cash payment of $0.9 million. On July 1, 2009, 224,154 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 134,492 shares of common stock and a cash payment of $0.3 million. As of September 30, 2009, total Performance Unit awards outstanding were 478,195 with an aggregate intrinsic value of $2.7 million.
     Off Balance Sheet Arrangements
     As of September 30, 2009, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Domestic Accounts Payable Services segment. Such change in estimate resulted from a decline in actual refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million reduction in the March 31, 2008 refund liability and a corresponding increase in first quarter 2008 revenues. The impact on the quarter ended September 30, 2008 and the quarter and nine months ended September 30, 2009 was not significant and management does not expect that the change in estimate will have a material impact on future period results.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2009, we recognized $4.8 million and $11.0 million, respectively, of operating income from our International Accounts Payable Services segment, virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.5 million and $1.1 million, respectively, for the three and nine months ended September 30, 2009.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. As of September 30, 2009, the Company had $16.8 million of calculated borrowing availability under its revolving credit facility and $15.4 million outstanding under a term loan. The interest rate on outstanding revolving credit loans is based on a floating rate equal to LIBOR plus 2.25% (or, at our option, a published prime lending rate plus 0.25%). At September 30, 2009, there were no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income. Interest on the term loan accrues at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in FASB ASC 505-50, as being equal to the market value of the common stock. In addition, companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of September 30, 2009, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.2 million change in pre-tax income.

Item 4. Controls and Procedures
     The Company’s management carried out an evaluation, under the supervision and with the participation of its President and Chief Executive Officer (“CEO”) and its Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     On July 29, 2009, the Company entered into a settlement agreement in connection with the PCT lawsuit. Under the terms of the settlement agreement, the Company paid the PCT $1.7 million to resolve all claims made by the PCT in the litigation. In connection with the settlement, the Company also agreed to dismiss all proofs of claim it may have against Fleming in connection with the bankruptcy.
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s credit facility entered into on March 17, 2006 and amended on September 17, 2007, March 28, 2008 and March 30, 2009 prohibits the payment of any cash dividends on the Company’s capital stock.
     The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2009:

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
2009	Purchased (a)	per Share	or Programs	Plans or Programs
(millions of dollars)
July 1 — July 31	—	$—	—	$—
August 1 — August 31	—	$—	—	$—
September 1 — September 30	8,979	$5.65	—	$—

	8,979	$5.65	—

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.4	Indenture dated as of March 17, 2006 governing 10% Senior Convertible Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on March 23, 2006).

4.4.1	Supplemental Indenture to 10% Senior Convertible Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on September 5, 2007).

4.5	Indenture dated as of March 17, 2006 governing 11% Senior Notes due 2011, with Form of Note appended (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 23, 2006).

4.5.1	Supplemental Indenture to 11% Senior Notes Indenture dated September 4, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 5, 2007).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2009.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRG-SCHULTZ INTERNATIONAL, INC.
November 9, 2009	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

November 9, 2009	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)