Form 10-K
period 2009-12-31
PRGX GLOBAL, INC.
filed 2010-03-29
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-28000
PRGX Global, Inc.
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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Small reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value, as of June 30, 2009, of common shares of the registrant held by non-affiliates of the registrant was approximately $44.7 million, based upon the last sales price reported that date on The Nasdaq Global Market of $2.70 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
     Common shares of the registrant outstanding as of March 26, 2010 were 23,285,392.
Documents Incorporated by Reference
     Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2010 Annual Meeting of Shareholders.

PRGX Global, Inc.
FORM 10-K
December 31, 2009

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
     PRGX Global, Inc. and its subsidiaries (collectively, the “Company,” “we” or “us”), a United States of America (“U.S.”) based company, incorporated in the State of Georgia in 1996, is a business analytics and information services firm. At the heart of the Company’s client services portfolio is the core capability of data mining to deliver “actionable insights”. This core capability is represented in the Company’s go-to-market services message which is “Audit — Analytics — Advice”, with analytics central to the Company’s value proposition.
     “Actionable insights” allow the Company’s clients to improve their financial performance by reducing costs, improving business processes and directly increasing profitability. Hence, the Company’s recent rebranding to PRGX with its accompanying tag line of “Discover Your Hidden Profits.” This process of discovery is entirely about the Company’s clients entrusting it with their data so the Company can identify levers to improve its clients’ corporate and financial performance.
     Historically, the Company’s legacy business has been “recovery audit” which is a service provided based on the mining of a tremendous amount of the Company’s clients’ data, looking for overpayments to their third party suppliers. Most of the Company’s large retail clients in mature markets employ their own internal staff to audit and recover overpayments to suppliers, and additionally engage the Company as a supplement to this internal function. For other clients, including some large and mid-size retailers, healthcare companies and the Company’s “commercial” (non-retail, non-healthcare) clients, the Company serves as the complete outsourced provider of this standard function. We process over 1.5 million client files each year, including purchase orders, receipt and shipment data, invoices, payables data and point of sales data, and have over 4 petabytes of client data available for analysis.
     As part of the Company’s new strategy announced in 2009 (see “The PRGX Strategy” below for additional information), the Company launched similar integrated value propositions across other drivers of client profitability. As evidenced by the Company’s February 2010 acquisition of Etesius Limited, a spend analytics company based in Chelmsford, United Kingdom (see Note 19 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for information regarding this acquisition), the Company is bolstering its client proposition around spend analytics and sourcing/procurement excellence. The data that the Company processes from its clients can be used to create spend reporting at the line item level of detail, which in turn enables supplier rationalization, collaborative purchasing, strategic sourcing and procurement transformation, all of which can dramatically enhance the client’s bottom line. The Company is providing these insights through web based technologies using the “SAAS” (software as a service) delivery model. The Company’s SAAS model uses a monthly license fee allowing customers to rapidly tailor service levels such as frequency of data refresh and scope of reporting outputs. The Company’s range of software based solutions extends to fraud and compliance reporting, control monitoring and contract management. As the Company’s clients’ data volume and complexity continues to grow, the Company is utilizing its deep data management experience to incubate new “actionable insight” solutions in retail and healthcare as well as developing custom analytics services. Taken together, the Company’s software capability and solutions provide multiple routes to discovering hidden profits.

The PRGX Recovery Audit Service Line
     The Company is the leading worldwide provider of recovery audit services principally to large businesses and government agencies having numerous payment transactions and complex purchasing environments. These businesses and agencies include:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers/wholesalers such as manufacturers, financial services firms, and pharmaceutical companies;

•	healthcare payers, both private sector health insurance companies and state and federal government payers such as the Centers for Medicare and Medicaid Services (“CMS”); and

•	federal and state government agencies other than government healthcare payers.
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
     The Company conducts its operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services Americas segment represents recovery audit services (other than healthcare recovery audit services) provided in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare recovery audit services) provided in Europe, Asia and the Pacific region. The New Services segment represents services to healthcare organizations including recovery audit services, business analytics and advisory services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Recovery Audit Services and New Services segments in a segment referred to as corporate support. The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to 2009, the Company reported its results under two operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of prior years’ financial information in this Form 10-K has been restated to conform to the current presentation. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for operating segment disclosures.
     The Company currently provides services to clients in over 30 countries. The Americas and Europe/Asia-Pacific Recovery Audit Services segments principally consist of services that entail the review of client accounts payable disbursements to identify and recover overpayments. These operating segments include accounts payable services provided to retailers and wholesale distributors (the Company’s historical client base) and accounts payable and other services provided to various other types of business entities and governmental agencies.
     In January 2010, PRG-Schultz International, Inc. was renamed PRGX Global, Inc., with simultaneous updates to the Company’s logo, marketing communications and website. The purpose of the rebranding was to create a better marketing platform for communicating all of the value that the Company can deliver to clients.
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
     Although some organizations (including some large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs, independent recovery audit firms, like the Company, are often retained as well due to their specialized knowledge and focused technologies. In the U.S., Canada, the United Kingdom and France, large retailers routinely engage independent recovery audit firms as standard business practice. In other countries, large retailers and many other types of businesses are also engaging independent recovery audit firms.
     The Company believes that the domestic and international recovery audit industry for accounts payable services in major markets worldwide is comprised of the Company, one smaller but substantial competitor, and numerous other smaller competitors. Most of the smaller recovery audit firms are believed to not possess multi-country service capabilities and lack the centralized resources or broad client base to support the technology investments required to provide comprehensive recovery audit services for large, complex accounts payable systems. These firms are generally less equipped to audit large, data intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources, and may lack experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, the Company believes that compared to most other firms providing accounts payable recovery audit services it has competitive advantages based on its national and international presence, well-trained and experienced professionals, and advanced technology.
     As businesses have evolved, the Company and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors significantly impacting the recovery audit industry:
•	Data Capture and Availability. Businesses are increasingly using technology to manage complex procurement and accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically — whether by Electronic Data Interchange (“EDI”) or the Internet — to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data and enable the cost effective review of more transactions by recovery auditors.

•	Increasing Number of Auditable Claim Categories. Traditionally, the recovery audit industry identified simple, or “disbursement,” claim types such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which these companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit as the underlying transaction data is difficult to access and recognizing mistakes is complex. Recovery audit firms such as the Company with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated, or “contract compliance,” claim categories.

•	Globalization. As the operations of major retailers and other business enterprises become increasingly global, they often seek service providers with a global reach.

•	Consolidation in the Retail Industry. Retailer consolidation continues in both the U.S. and internationally. As retailers grow larger, vendors become more reliant on a smaller number of customers and, as a result, the balance of power favors retailers rather than their vendors. This dynamic creates an environment that allows retailers to assert overpayment claims more easily.

•	Significant Promotional Activity. Trade promotion spending is substantial within the retail trade and significant sums are being spent in categories with numerous transactions and a high potential for errors, such as scan downs, or discounts at the point of sale. Because of the high volume of trade promotion within retail, there are significant opportunities for mistakes and, therefore, auditable claims.
•	Move Toward Standard Auditing Practices. Increasingly, vendors to the Company’s clients are insisting on the satisfaction of certain conditions, such as clearer post-audit procedures, better documentation and electronic communication of claims, before accepting the validity of a claim.
     The evolution of the recovery audit industry is expected to continue. In particular, the Company expects that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and faster approvals and deductions of claims.
The PRGX Recovery Audit Solution
     The Company provides its domestic and international clients with comprehensive recovery audit services by using sophisticated proprietary technology and a business intelligence platform, utilizing advanced auditing techniques and methodologies, and by employing highly trained, experienced industry specialists. As a result, the Company believes it is able to identify significantly more payment errors than its clients are able to identify through their internal audit capabilities and more payment errors than many of its competitors are able to identify.
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
The PRGX Strategy
     During 2009, the Company’s executive management team performed an extensive review of the Company’s competitive advantages and marketplace opportunities and developed a revised business strategy. The five components of the new growth strategy are:
1.	grow the accounts payable recovery audit business;

2.	grow the healthcare recovery audit business;

3.	expand data mining for profitability;

4.	grow the advisory services business; and

5.	build a strong team with a high-performance culture.
     These elements of the new growth strategy represent the reinvigoration of the core business while significantly expanding the services portfolio. The go-to-market strategy is built on a competency foundation that includes data mining, audit/forensics capabilities, finance and procure-to-pay business process expertise, and a proprietary business intelligence platform. The services that best leverage these capabilities are now referred to as audit, analytics and advice. The Company believes that these services can be combined to effectively discover and deliver hidden profits for its clients, enabling the creation of a new service category in the professional services marketplace: Profit Discovery.
Grow the Accounts Payable Recovery Audit Business

     The “Grow the Accounts Payable Recovery Audit Business” component of the new strategy is centered on expanding the Company’s traditional stronghold in recovery audit in the retail industry, along with a renewed focus on profitably delivering recovery audit services to non-retail (or what is internally referred to as “commercial”) clients.
     In order to facilitate growth in the accounts payable recovery audit market, the Company has reintroduced a dedicated sales force. In addition, several programs have been initiated to improve the quality of the Company’s client relationships and to better manage its existing accounts. The Company has established alliance agreements with several third party service providers to allow the Company to offer its clients a comprehensive suite of recovery audit services beyond accounts payable to include tax, real estate, and telecommunications audits. The new service offerings made possible by these alliance partners both broaden the scope of our audits with existing clients and will help establish new client relationships and business opportunities around the globe. With a keen focus on business development and audit strategy, the Company is optimistic about building this core part of its business.
     For the commercial market, a dedicated sales team has again been created for the commercial recovery audit market, enabling the aggressive pursuit of this client base. Through the centralization of audit services capabilities, the Company has substantially improved its ability to serve these clients profitably. Additional service delivery model adjustments are underway to further improve the gross margin of what is expected to become a larger portion of the Company’s recovery audit client base.
     Simultaneously, although over a slightly longer time frame, the Company is building the next-generation recovery audit business model by leveraging emergent technology and a global service footprint to significantly lower the cost-to-serve. This will enable the Company to serve current clients more efficiently and will also significantly expand the addressable target market.
Grow the Healthcare Recovery Audit Business
     The majority of the Company’s Healthcare Recovery Audit services to date relates to the auditing of Medicare spending as part of the legislatively mandated recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. From March 28, 2005 through March 27, 2008, the Company was one of three recovery audit contractors that participated in CMS’s demonstration recovery audit contractor project after being awarded contracts by CMS. Under the demonstration project, the Company was responsible for auditing Medicare spending in the State of California and two other contractors were responsible for auditing Medicare spending in Florida and New York. Under CMS’s national RAC program, the auditing under which is still ramping up, the Company is operating as a subcontractor in three of the national RAC program’s four geographic regions. The principal services provided as part of the Medicare RAC program involve the identification of overpayments and underpayments made by Medicare to healthcare providers, such as hospitals and physicians’ practices. The Company identifies such improper payments by using various methods, including proprietary methods which are comparable to the Company’s proprietary techniques developed through many years of performing other types of recovery audits involving massive volumes of transaction data.
     The Company’s growth strategy in healthcare is to execute with excellence its role in the CMS RAC program, and leverage its healthcare services infrastructure to expand recovery audit services to other healthcare payers. The Company has invested heavily in the infrastructure and tools required to execute its RAC program subcontracts and expects to continue investing in this business over the next 9 to 12 months. We believe much of this infrastructure can be applied to audit medical claims paid by other healthcare payers. The Company has started building a sales capability to sell into other government entities, private payers, and self-administered employers.
Expand Data Mining for Profitability
     The Company has launched an integrated value proposition across drivers of client profitability other than the recovery of overpayments. As evidenced by the Company’s acquisition of Etesius Limited on February 25, 2010 (see Note 19 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for more information), the Company is bolstering its client proposition around spend analytics and sourcing/procurement excellence. All of the data that the Company processes from its clients can be used to create spend reporting at the line item level of detail, a capability which many of the Company’s clients do not possess in-house. These reports are provided to the Company’s clients as a service, commonly known as “SAAS” or software as a service, at a frequency level and service level pre-defined by the client. The Company will also provide software solutions around fraud testing and prevention, compliance and controls, contract management and other elements of the procure to pay process.
Grow the Advisory Services Business
     Senior executives of complex organizations regularly require external help to identify and realize profit improvement opportunities. The Company’s advisory services combine data analytics with deep functional expertise and a practical hands-on approach to help these client executives improve their operating margins. Our immediate service offerings supporting the CFO suite include working capital optimization, corporate performance management, enterprise cost reduction and finance transformation. Additional service areas that leverage the Company’s analytical capabilities and long-standing client relationships are in development. These new services are designed to improve the profitability of its clients’ procure-to-pay cycle and merchandise optimization.
Build a Strong Team with a High-Performance Culture
     The final element of the Company’s strategy is to become a magnet for global talent and expertise relevant to its service lines and operations. As part of the Company’s overall transformation, a culture of results-oriented performance and collaboration must be built, and innovation and knowledge sharing must be facilitated. This transformation is crucial to ensure that the very best practices are captured, understood, and deployed consistently across every client globally. In addition, the Company intends to significantly increase its focus on recruiting. The success of the Company’s new strategy is predicated on finding and putting in place client-facing personnel who can identify the levers to add to clients’ profitability and effectively position the Company’s services.
PRGX Services
Accounts Payable Recovery Audit Services
     Recovery auditing is a business service focused on finding overpayments created by complex purchasing processes. Through the use of proprietary technology, audit techniques and methodologies, the Company’s trained and skilled auditors examine procurement records on a post-payment basis to identify overpayments, including those resulting from situations such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors and duplicate payments.
     The Company serves two main client types in its core accounts payable recovery audit business: retailers/wholesalers and business enterprises other than retailers/wholesalers (called “commercial” clients within the recovery audit industry). Each type is typically served with a different service delivery model, as more particularly described below.
     Retail/Wholesale
     Accounts payable recovery audit services provided to retail/wholesale clients currently accounts for the substantial majority of the Company’s revenues. These audit services typically recur annually and are the most extensive of the Company’s recovery audit services, focusing on numerous recovery categories related to procurement and payment activities, as well as client/vendor promotions and allowances. These audits typically entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing and deal documentation, emails, and payment data. Recovery audits for larger retail/wholesale clients often require year-round on-site work by multi-auditor teams.
     Commercial
     The service model for commercial clients is generally different from that for retailers. The substantial majority of the Company’s domestic commercial recovery audit services clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Services to these types of clients to date have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five.
     Healthcare Recovery Audit Services
     The principal services currently provided as part of healthcare recovery audit involve the identification of overpayments and underpayments made to healthcare providers, such as hospitals and physicians’ practices. The Company identifies such improper payments by using various methods, including proprietary methods which are comparable to the Company’s proprietary techniques developed through many years of performing other types of recovery audits involving massive volumes of transaction data. Auditing medical claims data requires in-depth expertise in healthcare procedures and billing processes, requiring a staff of healthcare professionals, including doctors and nurses.
     Three different categories of healthcare recovery auditing are:
•	Administrative compliance — analysis of paid claims data to determine if services were provided based on contractual, policy and procedural standards;

•	Coding and billing — analysis of paid claims data and corresponding medical records to determine payment accuracy; and

•	Medical necessity — analysis of paid claims data and review of medical records to determine if services were reasonable and necessary.
     The Company’s clients for its healthcare recovery audit services include CMS and other governmental and private payers.
Business Analytics and Advisory Services
     The Company provides advisory services to senior finance executives to optimize working capital, reduce enterprise costs, transform the finance function and improve corporate performance. These services target client functional and process areas where the Company has established expertise. Recovery audit services operate in a mindset of continuous improvement, i.e., reporting on the over-payment “categories” and their root causes. The Company’s advisory services teams are well positioned to help clients resolve many of the root causes of errors identified as part of the Company’s recovery audit services.
     Further, the Company believes there are additional opportunities to expand the advisory services it provides to clients. Specific opportunities relate to services tailored for CFOs and controllers, direct procurement or merchandising for retailers, and indirect procurement leaders across all industries. The Company is investing in a portfolio of services that will target the CFO suite, and will continue to evaluate how to leverage deep category insights to help clients procure better.
     Both the business analytics and advisory services businesses have independent go-to-market elements, however the Company sees the opportunity for greater client value by leveraging analytics capabilities and insights in combination with the delivery of advisory services. To deliver on this promise, the first of what will eventually be several key ‘integrated value propositions,’ combining services across our continuum, are currently under development. With a combination of data analytics, deep functional expertise, and a practical hands-on approach, the Company is building a body of project work that it believes will serve as important qualifications for the future, and the Company is expanding its business analytics and advisory services teams as it makes additional investments in these areas in 2010.
Clients
     The Company provides its services principally to large and mid-sized businesses and government agencies having numerous payment transactions and complex procurement environments. Retailers/wholesalers continue to constitute the largest part of the Company’s client and revenue base. The Company’s five largest clients contributed approximately 29.9%, 30.4% and 32.6% of its revenues from continuing operations for the years ended December 31, 2009, 2008 and 2007, respectively. For the years ended December 31, 2009 and 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.3% and 11.2% of our total revenues, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the year ended December 31, 2007.
Sales and Marketing
     Due to the highly confidential and proprietary nature of an organization’s purchasing patterns, procurement practices and payment data, as well as the typical desire to maximize the amount of funds recovered, most prospective clients conduct an extensive investigation prior to engaging a specific recovery audit firm. The Company has found that its service offerings that are the most annuity-like in nature, such as a contract compliance audit, typically require a relatively long sales cycle and a relatively high level of direct person-to-person contact.
     To support the overall recovery audit growth strategy the Company has developed new sales teams for Recovery Audit Services-Americas. Within this segment, sales roles have been created to separately target the retail recovery audit market, the commercial recovery audit market, and the healthcare recovery audit market. Different sales strategies have also been implemented to best serve each of the different markets (e.g. external sales vs. internal sales) and sales enablement resources have been created to support the different Americas sales teams. Recovery audit sales efforts are also coordinated with the business analytics and advisory services sales efforts to ensure that integrated solutions that meet client needs are being offered. Similar sales strategies and dedicated sales teams are also in use in the Europe/Asia-Pacific recovery audit market.
Client Contracts
     The Company typically provides services to its clients under terms of a contract. The Company’s compensation under recovery audit service contracts is in most all cases set as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Recovery audit clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors, or (b) receiving refund checks directly from those vendors. The manner in which a recovery audit claim is recovered by a client is often dictated by industry practice. In many cases, client-specific procedural guidelines must be satisfied by the Company before recovery audit claims are submitted for client approval. For some services provided by the Company such as advisory services, client contracts often provide for compensation to the Company in the form of a flat fee, or fee rate per hour, or a fee per other unit of service.
     Most of the Company’s contracts contain provisions that would permit the client to terminate the contract without cause prior to the completion of the term of the agreement by providing us with relatively short prior written notice of the termination. In addition to being subject to termination for material default, the Company’s CMS RAC program subcontracts are subject to termination or partial termination for convenience to the extent all or any portion of the work covered by the associated RAC prime contract is eliminated by CMS, or to the extent the Company’s performance of the subcontract results in an organizational conflict of interest that is not mitigated or able to be mitigated after joint consultation among CMS, the RAC prime contractor and the Company.
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
     In the spend analytics business, the Company uses proprietary algorithms and technologies to clean and classify a client’s vendor spend data down to the line item level. This information is then presented to clients as a multi-dimensional data cube over a web-based interface. The Company believes these proprietary algorithms and technologies provide it with a competitive advantage over many of its competitors.
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
Proprietary Rights
     From time to time, the Company develops new software and methodologies that replace or enhance existing proprietary software and methodologies. The Company relies primarily on trade secret and copyright protection for its proprietary software and other proprietary information. The Company owns or has rights to various copyrights, trademarks and trade names used in the Company’s business. The Company’s trademarks and trade names include, but are not limited to PRGXSM, Discover Your Hidden ProfitsSM, PRG-Schultz®, imDex®, AuditPro™, SureF!nd™ , Direct F!nd™ and claimDex™.
Competition
Accounts Payable Recovery Audit

     The Company has numerous accounts payable recovery audit competitors, all but one of which are believed to be substantially smaller than the Company. The Company believes that only one of its competitors, also believed to be smaller than the Company, offers a full suite of international recovery audit services. Barriers to effective entry and longevity as a viable accounts payable auditor are believed to vary based on the complexity of the audit. For complex audits, including contract compliance auditing such as that done for large retailers, the Company believes that barriers to entry are significant as a result of numerous factors including, but not limited to, significant technology infrastructure requirements, the need to gather, summarize and examine volumes of client data at the line-item level of detail, the need to establish effective audit techniques and methodologies, and the need to hire and train audit professionals to work in a very specialized manner that requires technical proficiency with numerous recovery categories.
     The Company believes that the barriers to entry for less complex duplicate and statement disbursement audit services are relatively low and that this market is highly competitive. It is the Company’s belief that the low barriers to entry for these types of services result from limited technology infrastructure requirements, the need for relatively minimal high-level data, and an audit focus on a select few recovery categories. The Company’s revenues for the less complex duplicate and statement disbursement audit services total less than 5% of its total revenues for 2009.
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
Other Accounts Payable Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:
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
Other Providers of Recovery Audit Services. The major international accounting firms provide recovery audit services; however, the Company believes their practices tend to be focused on tax-related services.
Healthcare Recovery Audit Services
     A number of national and regional private payers also have developed their own post payment recovery audit capabilities. Nevertheless, these private payers typically also retain or engage one or more third party post payment audit service providers. The competitive landscape in the healthcare recovery audit includes:
•	Firms that provide recovery audit services across multiple industries including healthcare;

•	Firms that provide healthcare IT solutions and services to both the government and private payers; and

•	Firms that contract with federal and state governments’ integrity programs.
     Business Analytics Services
The Company’s business analytics services compete with a range of providers ranging from large, well known ERP software vendors, procurement specific software providers and smaller, very specialized analytics providers. In addition, in certain instances the Company may be competing against consulting firms that develop custom analytics tools on behalf of their clients.
     Advisory Services
The Company’s advisory services business faces competition from regional and local consulting firms as well as from privately and publicly held worldwide and national firms, many of whom have established and well known franchises and brands. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. The Company believes that it is differentiated from its competitors by virtue of synergies with the Company’s analytics capabilities and its direct channel to existing accounts payable recovery audit clients.
Regulation
     Various aspects of the Company’s business, including, without limitation, its data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in both the U.S. and internationally. These regulations include extensive data protection and privacy requirements such as, in the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), with respect to the Company’s healthcare claims recovery audit work, and, internationally, the European Data Protection Directive, as such Directive has been implemented by various members of the European Union in which the Company operates. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to the Company’s reputation or in certain circumstances, criminal penalties.
Employees
     As of January 31, 2010, the Company had approximately 1,300 employees, of whom approximately 630 were located in the U.S. The majority of the Company’s employees are involved in the audit function. None of the Company’s employees are covered by a collective bargaining agreement and the Company believes its employee relations are satisfactory.
Website
     The Company makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. The Company makes all filings with the Securities and Exchange Commission available on its website no later than the close of business on the date the filing was made. In addition, investors can access the Company’s filings with the Securities and Exchange Commission at www.sec.gov.

ITEM 1A. Risk Factors
Revenues from our accounts payable recovery audit business have declined over the last several years. We must successfully execute our recovery audit growth strategy in order to reverse this trend.
     Over time, our clients tend to resolve recurring transaction processing deficiencies. In addition, many of our clients have internal staffs that audit the transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify many overpayments themselves and reduce some of our audit recovery opportunities. Based on these and other factors, including competitive rate pressures and loss of clients from time to time, without improved audit execution and acquisition of new clients, we believe that our accounts payable recovery audit business will continue to experience revenue declines.
We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues and liquidity.
     We generate a significant portion of our revenues from our largest clients. For the years ended December 31, 2009, 2008 and 2007, our five largest clients accounted for approximately 29.9%, 30.4% and 32.6% of our revenues from continuing operations, respectively. For the years ended December 31, 2009 and 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.3% and 11.2% of our total revenues, respectively. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
We have a history of losses and may not be able to sustain profitability.
     We reported a net loss from continuing operations of $7.1 million for the year ended December 31, 2007 and net losses of $21.1 million, $207.7 million, $71.5 million, and $160.8 million for the years ended December 31, 2006, 2005, 2004 and 2003, respectively. Despite reporting a profit from continuing operations for the years ended December 31, 2009 and 2008, we can make no assurance that our ongoing cost management efforts or our attempts to increase our revenues will be successful on a sustained basis. If we are not able to increase revenues and effectively manage our costs, we may not be able to sustain profitability in the future or generate sufficient cash to fund our operations and pay our indebtedness.
Client and vendor bankruptcies and financial difficulties could reduce our earnings.
     Our clients generally operate in intensely competitive environments and, accordingly, bankruptcy filings by our clients are not uncommon. Bankruptcy filings by our large clients or the significant vendors who supply them or unexpectedly large vendor claim chargebacks lodged against one or more of our larger clients could have a materially adverse effect on our financial condition and results of operations. Similarly, our inability to collect our accounts receivable due to other financial difficulties of one or more of our large clients could adversely affect our financial condition and results of operations.
     Recent economic conditions which have adversely impacted the U.S. retail industry may continue to negatively impact our revenues. Since we audit our clients’ purchases on an average of 12-18 months in arrears, we may not know the full impact of the recent economic downturn on our business and revenues until late 2010 or later. We expect that if the retail industry economic conditions continue to erode, it could continue to have a negative impact on our revenues. Specifically, client liquidity and the liquidity of client vendors can significantly impact claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.
     If a client files for bankruptcy, we could be subject to an action to recover certain payments received in the 90 days prior to the bankruptcy filing known as “preference payments.” If we are unsuccessful in defending against such claims, we would be required to make unbudgeted cash payments which could strain our financial liquidity and our earnings would be reduced.
Our growth strategy may not be successful.
     As discussed in Item 1 “The PRGX Strategy,” our objective is to build on our position as the leading worldwide provider of recovery audit services and to develop and grow our business analytics and advisory services businesses.

Our strategic plan to achieve these objectives focuses on a series of initiatives designed to maintain our dedicated focus on clients and rekindle our growth. We are executing a number of initiatives that are designed to implement our strategy. These initiatives are ongoing and the results of the strategy and implementation will not be known until sometime in the future. Each of the initiatives requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to implement our strategy successfully, our results of operations and cash flows could be adversely affected. In addition, implementation of our strategy will require material investments and cost increases which may not yield incremental revenues and improved financial performance as planned.
We have incurred significant costs in establishing the necessary resources to provide services for Medicare audit recovery work and we will continue to incur significant costs as a subcontractor in the national RAC program. Furthermore, revenues from our Medicare audit recovery work lag significantly behind these costs and may not justify the costs incurred.
     We have expended substantial resources in connection with preparing for and providing Medicare audit services under CMS’s RAC program. While our participation in the RAC demonstration project made an important contribution to our revenues in 2006 and 2007, the RAC demonstration project contract expired on March 27, 2008. We continue to incur significant costs relating to our participation as a subcontractor in the national RAC program. We incurred an operating loss of approximately $4.0 million during the year ended December 31, 2009 in connection with our RAC subcontractor program work. In addition, as a result of the complex regulations governing Medicare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations, the terms of the Company’s Medicare audit subcontracts and the complexity of Medicare data, systems and processes, generally, it is more difficult and takes longer to achieve recoveries than in other areas of our recovery audit business.
Recovery auditing of Medicare spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenues from this business.
     As contrasted with recovery auditing for our retail/wholesale and commercial clients, recovery auditing of Medicare spending is a legislatively mandated program subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the CMS recovery audit program. These efforts and political pressures are expected to be ongoing throughout the life of the CMS recovery audit program and during 2007, for example, resulted in a number of significant developments. In October 2007, CMS implemented a temporary “pause” in our review under the RAC demonstration program of certain payments made to rehabilitation hospitals. Further, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s recovery audit program and calling for an assessment of the program by the U.S. Government Accountability Office. Although the referenced legislation was not passed, and the national CMS RAC program is underway, similar legislative efforts to delay or eliminate the program could emerge at any time and management is unable to assess the prospects for the success of any such legislation. Furthermore, efforts by healthcare providers and provider associations to limit or end the program are expected to be ongoing. If CMS’s recovery audit program is significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenues, operating results and financial condition could be materially adversely impacted.
Our participation in the national Medicare recovery audit program is as a subcontractor, and consequently, is subject to being reduced or eliminated should the prime contractors with whom we have contracted have their prime contracts with CMS terminated or should those contracts expire.
     Under CMS’s national recovery audit contractor program, we will be participating as a subcontractor in three of the national RAC program’s four geographic regions. Accordingly, we have entered into three separate contracts with the prime contractors and are not directly contracting with CMS. Under these circumstances, we generally bear the risk that the prime contractors will not meet their performance obligations to CMS under the prime contract, that the prime contractors will not pay us amounts due under the subcontracts and that the prime contractors will seek to minimize our role in RAC program. The failure of a prime contractor to perform its obligations to CMS could result in the termination of such contract with CMS which would, in turn, result in the termination of our subcontract. Additionally, CMS could choose to not exercise its option to extend its contract with any of the prime contractors at the end of any one-year term, which would also, in turn, result in our subcontract with that prime contractor expiring. The termination or expiration of these subcontracts or the failure of the prime contractors to make required payments to us could have a material adverse effect on our business, financial condition and results of operations.
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
     Additionally, to protect our confidential and trade secret information, we generally enter into nondisclosure agreements with our employees, consultants, clients and potential clients. We also limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation or unauthorized dissemination of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. Even though we take care to protect our own intellectual property, there is no guarantee that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, although we believe that our services and products do not infringe on the intellectual property rights of others, we are also subject to the risk that someone else will assert a claim against us in the future for violating their intellectual property rights.
Security breaches or computer viruses could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.
     We receive, process, store and transmit our clients’ confidential data electronically. Unauthorized access to our computer systems or stored data could result in the theft or disclosure of confidential information or the deletion or modification of records or could cause interruptions in our operations. These security risks increase when we transmit information over the Internet or other electronic networks. Despite implemented security measures, computer viruses from electronic networks or in physical media could infiltrate our systems and disrupt our delivery of services or expose our clients’ confidential information. A security breach or computer virus could have a negative impact on our reputation, could expose us to liability to our clients, third parties or government authorities and could cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
Operational failures in our data processing facilities could harm our business and reputation.
     An interruption of data processing services caused by damage or destruction of our facilities or a failure of our data processing equipment could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we may also be liable to third parties or our clients because of such interruption. These risks increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations and financial condition.
Our failure to retain the services of key members of management and highly skilled personnel could adversely impact our operations and financial performance.
     Our future success depends largely on the efforts and skills of our executive officers and key employees. As such, we have entered into employment agreements with key members of management. While these employment agreements limit the ability of key employees to directly compete with us in the future, nothing prevents them from leaving our company.
     In addition, it is especially challenging to attract and retain highly qualified skilled auditors and other professionals in an industry where competition for skilled personnel is intense. Accordingly, our future performance also depends, in part, on the ability of our management team to work together effectively, manage our workforce, and retain highly qualified personnel.
We rely on operations outside the U.S. for a significant portion of our revenues.
     Approximately 45.8% and 42.8% of our revenues from continuing operations were generated from operations outside the U.S. in 2009 and 2008, respectively. These international operations are subject to numerous risks, including:
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
     Because we expect a significant portion of our revenues to continue to come from operations outside the U.S., the occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.
Our revenues from providing accounts payable recovery audit services to commercial clients have been declining.
     The service model for commercial clients is generally different from that for retailers. The substantial majority of our domestic commercial accounts payable recovery audit clients are served using a disbursement audit service model which entails obtaining limited data from the client and an audit focus on a select few recovery categories. Historically, services to these types of clients have tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences. Accordingly, revenues derived from a given commercial client may change markedly from year to year. Additionally, the duration of a disbursement audit is often measured in weeks or months, as opposed to years, and the number of auditors assigned per client is usually between one and five. We will need to successfully execute our strategies to lower our cost to serve commercial recovery audit clients, broaden the number of profitably served recovery audit clients and grow our other lines of business in order to stabilize and increase our revenues to replace declining revenues from this business.
Our recovery audit services, business analytics and advisory services businesses operate in highly competitive environments and are subject to pricing pressure.
     The recovery audit business is highly competitive, with numerous other recovery audit firms and other providers of recovery audit services, and with many clients having developed their own internal audit capabilities. As a result of competition among the providers of recovery audit services and the availability of certain audit services from clients’ internal audit departments, our recovery audit services business is subject to intense price pressure. Such price pressure could cause our profit margins to decline and have a material adverse effect on our business, financial condition, and results of operations.
     Our business analytics and advisory services businesses also have numerous competitors varying in size, market strength and specialization. These businesses face competition, in some cases, from firms who have established and well known franchises and brands. Frequently, these businesses must compete not only on service quality and expertise, but also on price. Intense price competition faced by these service lines could negatively impact our profit margins and have a potential adverse effect on our business, financial condition and results of operations.

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
     We are subject to extensive and evolving federal, state and foreign privacy laws and regulations. Changes in privacy laws or regulations or new interpretations of existing laws or regulations could have a substantial effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to the Company’s reputation, or in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial condition, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts and many of the provisions of such laws and regulations are open to a wide range of interpretations. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.
The ownership change that occurred as a result of our 2006 exchange offer limits our ability to use our net operating losses.
     We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $47.4 million of U.S. federal net loss carry-forwards available to the Company, $21.9 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. We believe that such limitations and the loss of these carry-forwards may significantly increase our projected future tax liability.
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
     For example, during 2008, the Company acceded to a position taken by the taxing authorities in the United Kingdom (“UK”) regarding the denial of certain goodwill deductions taken on UK tax returns for 2003 through 2005. As a result, foreign net operating loss carry-forwards were reduced by approximately $17.0 million based on December 31, 2008 foreign exchange rates. Accordingly, deferred tax assets of $5.1 million were written off.
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
     As of December 31, 2009, the Company’s goodwill and other intangible assets totaled $28.7 million. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-term assets are impaired. Future annual impairment testing under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other” (“FASB ASC 350”) could result in a determination that our goodwill or other intangible assets have been impaired, and future annual impairment testing under FASB ASC 350 could result in a determination that our long-lived assets have been impaired. Adverse future changes in the business environment or in our ability to perform audits successfully and compete effectively in our market or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
     Our current credit facility (see “New Credit Facility” included in Item 7 of this Form 10-K for information regarding our new credit facility) contains a number of affirmative, negative, and financial covenants which limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our secured credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.
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

     Our common stock is currently traded on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2009, our stock traded as high as $6.98 per share and as low as $2.48 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
     Fluctuations in the stock market, generally, also impact the volatility of our stock price. Finally, general economic conditions and stock market movements may adversely affect the price of our common stock, regardless of our operating performance.

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
ITEM 3. Legal Proceedings
     In the normal course of business, the Company is involved in and subject to claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.
ITEM 4. [Reserved]

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     The Company’s common stock is traded under the symbol “PRGX” on The Nasdaq Global Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in the Company’s secured credit facility specifically prohibit payment of cash dividends and limits the amount of its common stock that the Company may repurchase to $1.0 million on an annual basis. As of February 28, 2010, there were 211 holders of record of the Company’s common stock and management believes there were in excess of 2,500 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2009 and 2008.

	High	Low
2009 Calendar Quarter
1st Quarter	$4.91	$2.74
2nd Quarter	4.04	2.48
3rd Quarter	6.01	2.60
4th Quarter	6.98	4.50

	High	Low
2008 Calendar Quarter
1st Quarter	$9.57	$6.77
2nd Quarter	10.72	8.45
3rd Quarter	12.30	8.29
4th Quarter	9.02	3.22
The Company did not repurchase any of its common stock during the quarter ended December 31, 2009.

Performance Graph
     Set forth below is a line graph presentation comparing the cumulative shareholder return on the Company’s common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2004 and shows total return on investment for the period beginning December 31, 2004 through December 31, 2009, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.
VALUE OF $100 INVESTED ON DECEMBER 31, 2004 AT:
Cumulative Total Return

	12/04	12/05	12/06	12/07	12/08	12/09

PRGX Global, Inc.	100.00	12.13	15.90	17.04	8.11	11.75
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
RDG Technology Composite	100.00	102.13	111.45	127.27	71.89	115.97

ITEM 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2009. Such historical consolidated financial data have been derived from the Company’s Consolidated Financial Statements and Notes thereto, which have been audited by the Company’s Independent Registered Public Accounting Firms. The Consolidated Balance Sheets as of December 31, 2009 and 2008, and the related Consolidated Statements of Operations, Shareholders’ Equity (Deficit) and Cash Flows for each of the years in the three-year period ended December 31, 2009 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
     The Company’s Consolidated Financial Statements have been reclassified to reflect Meridian, Communications Services, Channel Revenue, Airline, and the recovery audit services business units in Japan and South Africa as discontinued operations for all periods presented. All per share data has been restated to give effect to the one-for-ten reverse stock split which became effective August 14, 2006.
     The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share data)
Statements of Operations Data:
Revenues	$179,583	$195,706	$227,369	$225,898	$251,527
Cost of revenues	116,718	125,901	140,877	161,827	167,886

Gross margin	62,865	69,805	86,492	64,071	83,641
Selling, general and administrative expenses (1)	43,873	44,028	67,063	56,500	104,760
Impairment charges (2)	—	—	—	—	170,375
Operational restructuring expense	—	—	1,644	4,130	11,167

Operating income (loss)	18,992	25,777	17,785	3,441	(202,661)
Gain on bargain purchase, net (3)	2,388	—	—	—	—
Interest expense, net	3,025	3,245	13,815	16,311	8,278
Loss on debt extinguishment and financial restructuring	—	—	9,397	10,047	—

Income (loss) from continuing operations before income taxes and discontinued operations	18,355	22,532	(5,427)	(22,917)	(210,939)
Income tax expense (4)	3,028	3,502	1,658	1,165	63

Income (loss) from continuing operations before discontinued operations	15,327	19,030	(7,085)	(24,082)	(211,002)
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	—	20,215	2,983	3,262

Net earnings (loss)	$15,327	$19,030	$13,130	$(21,099)	$(207,740)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.67	$0.87	$(0.62)	$(3.77)	$(34.03)
Earnings from discontinued operations	—	—	1.66	0.45	0.53

Net earnings (loss)	$0.67	$0.87	$1.04	$(3.32)	$(33.50)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.65	$0.83	$(0.62)	$(3.77)	$(34.03)
Earnings from discontinued operations	—	—	1.66	0.45	0.53

Net earnings (loss)	$0.65	$0.83	$1.04	$(3.32)	$(33.50)

	December 31,
	2009	2008	2007	2006	2005
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$33,026	$26,688	$42,364	$30,228	$8,361
Working capital	18,479	10,512	16,998	5,218	(9,123)
Total assets	110,513	98,783	122,438	178,667	162,062
Long-term debt, excluding current installments	11,070	14,331	38,078	136,922	140,401
Redeemable preferred stock	—	—	—	11,199	—

Total shareholders’ equity (deficit)	$41,439	$22,710	$2,349	$(104,483)	$(102,365)

(1)	The Company adopted the provisions of FASB ASC 718, “Compensation — Stock Compensation” (“FASB ASC 718”) in 2006 and recognized $3.3 million, $2.2 million, $21.0 million and $6.4 million of stock-based compensation charges during the years ended December 31, 2009, 2008, 2007 and 2006, respectively. See Note 1(k) and Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	During 2005, the Company recognized impairment charges related to goodwill and intangible assets. See Note 1(f) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	In July 2009, the Company acquired the business and certain assets of First Audit Partners LLP. The excess of the fair value of assets acquired over the purchase price resulted in a gain on bargain purchase. See Note 17 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(4)	Low effective tax rates in 2009 and 2008 are primarily attributable to reductions in the deferred tax asset valuation allowance. Low effective tax rates in 2007, 2006 and 2005 are primarily attributable to the non-recognition of loss carry-forward benefits. See Note (h) and Note 10 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Company conducts its operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services Americas segment represents recovery audit services (other than healthcare recovery audit services) provided in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare recovery audit services) provided in Europe, Asia and the Pacific region. The New Services segment represents services to healthcare organizations including recovery audit services, business analytics and advisory services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Recovery Audit Services and New Services segments in a segment referred to as corporate support. The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to 2009, the Company reported its results under two operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of prior years’ financial information in this Form 10-K has been restated to conform to the current presentation. See Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K for operating segment disclosures.
     The Company’s revenues are based on specific contracts with its clients. Such contracts for recovery audit services generally specify: (a) time periods covered by the audit; (b) the nature and extent of services to be provided by the Company; (c) the client’s duties in assisting and cooperating with the Company; and (d) fees payable to the Company, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that the Company must satisfy prior to submitting claims for client approval. For some services provided by the Company, such as advisory services, client contracts provide for compensation to the Company in the form of a flat fee, a fee per hour, or a fee per other unit of service.
     The vast majority of the Company’s recovery audit clients are in the retail industry segment, which the Company believes has been significantly impacted by the recent global economic downturn. The decrease in consumer spending associated with the economic downturn has resulted in many of the Company’s clients reducing their purchases from vendors, which makes it more difficult for those clients to offset recovery claims that the Company discovers against current vendor invoices. In addition, many client vendors are experiencing their own financial issues, and the liquidity of these vendors can also negatively impact the claims recovery process. Because the vast majority of the Company’s current business is based on such recoveries, these factors may negatively impact the Company’s revenues in future periods. Client bankruptcy or insolvency proceedings could also adversely impact the Company’s future revenues.
     Despite the impact of the recent economic downturn on consumer spending and retailers’ purchases from their vendors, the effect on the Company’s financial results has generally been delayed, as the Company did not begin to experience any material negative effects from the downturn until the first half of 2009. One factor insulating the Company somewhat from an economic downturn is that the Company’s clients are frequently more motivated to use the Company’s services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations. Also, the client purchase data on which the Company performs its recovery audit services is historical data, the age of which varies from client to client; however, such data typically reflects transactions between the Company’s clients and their vendors that generally took place 3 to 15 months prior to the data being provided to the Company for audit. The fact that the Company’s audits typically lag current client spending by up to 15 months has also delayed somewhat the corresponding adverse impact of the recent economic downturn on the Company’s revenues.
     Given that the data on which the Company performs its recovery audit services is typically 3 to 15 months removed from the actual dates of transactions between the Company’s clients and their vendors, the Company expects that it will not begin to recognize increased revenues from recovery auditing in the retail industry as a result of improving economic conditions until well after the positive effects of such improved conditions have been realized by its clients. While the net impact of the recent economic downturn on the Company’s recovery audit revenues is difficult to precisely determine or predict, the Company believes that its revenues will remain at a level that will not have a significant adverse impact on the Company’s liquidity, and management has taken steps to mitigate any adverse impact of the economic downturn on the Company’s revenues and overall financial health. These steps include limiting salary increases for Company employees and devoting substantial efforts in the development of a lower “cost-to-serve” service model to enable the Company to more cost effectively serve commercial clients in an effort to reduce the Company’s dependency on customers in the retail industry. Further, management is working diligently to expand the Company’s business beyond its core recovery audit services to retailers, such as the Company’s efforts to expand its business analytics and advisory services businesses as discussed above under “Business” included in Item 1 of this Form 10-K.
     Another area in which the Company continues to devote considerable effort to expand its business beyond its core accounts payable retail recovery auditing is the Company’s work in the healthcare industry. The Company’s results in 2006 and 2007, and to a significantly lesser extent in 2008, were affected by its involvement in the demonstration recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program. As a result of the expiration of the Company’s RAC demonstration program contract in March 2008, revenues from the auditing of Medicare payments in California made only a small contribution to the Company’s overall revenues for the year ended December 31, 2008. There will be no additional revenues to the Company or repayments to CMS relating to the RAC demonstration program.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. While the magnitude and exact timing of revenues from the Company’s participation as a RAC subcontractor is difficult to predict, management currently does not expect to receive any meaningful revenues from its Medicare auditing work until the second half of 2010. In preparation for its work as a RAC subcontractor, the Company has incurred costs primarily relating to staffing and upgrading its technology systems. The Company incurred an operating loss of $4.0 million during the year ended December 31, 2009 related this effort.
     CMS is responsible for implementation of the overall national RAC program, and the Company’s future revenues from its RAC program subcontracts are heavily dependent on CMS’s implementation schedule and priorities, both of which are beyond the Company’s control. The national RAC program is still in the early stages of implementation and has experienced delays that make it very difficult to predict the timing of the Company’s revenues from this program.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2009	2008	2007
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	65.0	64.3	62.0

Gross margin	35.0	35.7	38.0

Selling, general and administrative expenses	24.4	22.5	29.5
Operational restructuring expenses	—	—	0.7

Operating income	10.6	13.2	7.8

Gain on bargain purchase, net	1.3	—	—
Interest expense, net	1.7	1.7	6.1
Loss on debt extinguishment and financial restructuring	—	—	4.1

Earnings (loss) from continuing operations before income taxes and discontinued operations	10.2	11.5	(2.4)

Income tax expense	1.7	1.8	0.7

Earnings (loss) from continuing operations before discontinued operations	8.5	9.7	(3.1)
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	—	8.9

Net earnings	8.5%	9.7%	5.8%

     Recovery Audit and New Services
     Revenues. Recovery Audit and New Services revenues for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007
Recovery Audit Services — Americas	$121.6	$138.2	$143.6
Recovery Audit Services — Europe/Asia-Pacific	52.5	53.6	59.1
New Services	5.5	3.9	24.7

Total	$179.6	$195.7	$227.4

     Total revenues for the year ended December 31, 2009 decreased by $16.1 million, or 8.2%, compared to the year ended December 31, 2008. Total revenues for the year ended December 31, 2008 decreased by $31.7 million, or 13.9%, compared to the year ended December 31, 2007.
     Recovery Audit Services — Americas revenues decreased by $16.6 million, or 12.0%, in 2009 compared to 2008. Reported revenues were adversely impacted by the strengthening of the U.S. dollar relative to foreign currencies in Canada and Latin America. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, Recovery Audit Services — Americas revenues decreased by 10.4% during 2009 as compared to 2008. Since the vast majority of the Company’s recovery audit clients are in the retail industry segment, the Company’s operations are subject to the economic pressures the retail industry faces. The recent unfavorable economic conditions which have adversely impacted the U.S. retail industry have negatively impacted the Company’s revenues. The liquidity of the Company’s clients’ vendors can negatively impact claim production, the claim approval process and the ability of the Company’s clients to offset or otherwise obtain recoveries from their vendors. Management believes that the year over year decreases in Recovery Audit Services — Americas revenues for the year ended December 31, 2009 are also related to several additional factors, including competitive rate pressures, fewer clients served, the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the

Company’s services and the impact of improved client processes and fewer recurring transaction errors. However, the impact of improved client processes and fewer recurring transaction errors is offset somewhat by the Company’s use of best practices and innovation to identify additional audit claim categories and recovery opportunities. Future revenues could be adversely impacted by an increase in retailer bankruptcies resulting from the recent economic downturn. For the year ended December 31, 2008, revenues decreased by $5.4 million or 3.8% compared to 2007. The revenues in 2008 were adversely impacted by a strengthening of the U.S. dollar relative to foreign currencies, particularly in the fourth quarter of 2008. On a constant dollar basis, adjusted for FX rates, Recovery Audit Services — Americas revenues decreased by 3.7% during 2008 compared to 2007. This decrease was primarily attributable to declines in the U.S. revenues due to continued competitive rate pressures, fewer clients served, fewer claims being processed as a result of improved client processes and the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services.
     Revenues in the Recovery Audit Services — Europe/Asia-Pacific segment for the year ended December 31, 2009 decreased by $1.1 million, or 2.1%, compared to the year ended December 31, 2008. Reported revenues were adversely impacted by the strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services — Europe/Asia-Pacific revenues increased by 8.5% during 2009 as compared to 2008. These increases are principally attributable to revenues from the acquisition of First Audit Partners LLP (“FAP”) in July 2009. Revenues in the Recovery Audit Services — Europe/Asia-Pacific segment for 2008 decreased by $5.5 million, or 9.3% compared to 2007. The reported revenues were adversely impacted by a strengthening of the U.S. dollar relative to foreign currencies, primarily currencies in Europe, particularly in the fourth quarter of 2008. On a constant dollar basis adjusted for FX rates, Recovery Audit Services — Europe/Asia-Pacific revenues decreased by 7.1% during 2008 compared to 2007. The 2008 decline in Recovery Audit Services — Europe/Asia-Pacific revenues (on a FX adjusted basis) was primarily attributable to decreased revenues in Europe which had continued to decline at a rate consistent with the previous several years.
     Management believes there is opportunity to increase revenues in its core recovery audit services segments as a result of both market share growth and the growth of the addressable market for such services. Management also believes that the Company has growth opportunities related to the provision of adjacent services in the procure-to-pay value chain and to the CFO suite of its core client base, and from capitalizing on the Company’s existing data mining and related competencies. The pursuit of these opportunities will require investments and management believes that without such investments, a reversal of the Company’s overall declining revenue trend is not likely. Management intends to execute its strategic initiatives to pursue these opportunities. No assurances can be provided, however, as to when any revenues from these opportunities will be recognized or the magnitude of any such revenues.
     New Services revenues for the year ended December 31, 2009 increased by $1.6 million, or 41.0%, compared to the year ended December 31, 2008 but decreased by $20.8 million, or 84%, for 2008 compared to 2007. The 2009 and 2008 New Services revenues primarily consist of advisory services revenues while the 2007 New Services revenues relate almost entirely to the CMS RAC demonstration program. Management expects New Services revenues to significantly increase in 2010 due to increases in advisory services revenues and revenues from entry into analytics services. The Company also expects future revenues from its participation as a subcontractor in three of the Medicare RAC program’s four geographic regions. While the magnitude and timing of such revenues is difficult to predict, management currently does not expect to receive any meaningful revenues from Medicare auditing until the second half of 2010.
     Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation paid or payable to the Company’s auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers for the Company’s recovery audit, business analytics and advisory services businesses. Also included in COR are other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies, clerical assistance, and depreciation. A significant portion of the components comprising COR is variable and will increase or decrease with increases and decreases in revenues.
     COR for the years ended December 31, 2009, 2008 and 2007 was as follows (in millions):

	2009	2008	2007
Recovery Audit Services — Americas	$68.0	$76.3	$84.7
Recovery Audit Services — Europe/Asia-Pacific	40.3	41.3	47.7
New Services	8.4	8.3	8.5

Total	$116.7	$125.9	$140.9

     COR as a percentage of revenues for Recovery Audit Services — Americas was 55.9%, 55.2% and 59.0% for the years ended December 31, 2009, 2008 and 2007, respectively. This equates to gross margin percentages of 44.1%, 44.8% and 41.0%, respectively, for the Recovery Audit Services — Americas segment.
     For Recovery Audit Services — Americas, the slight increase in COR as a percentage of revenues for 2009 as compared to 2008 was primarily attributed to COR not declining at the same rate the corresponding revenues declined. The dollar and percentage of revenue improvement in Recovery Audit Services — Americas COR for 2008 compared to 2007 was attributable to reductions in indirect costs (principally reduced headcount) and severance charges included in 2007 related to the execution of the Company’s optimization strategy to exit smaller less profitable clients.
     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 76.8%, 77.1% and 80.7% for the years ended December 31, 2009, 2008 and 2007, respectively. This equates to gross margin percentages of 23.2%, 22.9% and 19.3%, respectively.
     The slight dollar and percentage of revenues improvement for Recovery Audit Services — Europe/Asia-Pacific COR in 2009 primarily resulted from decreased commissions paid to third parties in Europe. The Company closed offices in many countries during 2007, resulting in improved gross margins in 2008 compared to 2007.
     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (76.8% for 2009) compared to Recovery Audit Services — Americas (55.9% for 2009) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR in 2009 and 2008 relates entirely to costs of advisory services and the Company’s preparation for performance of the CMS RAC program subcontracts. The excess of New Services COR over revenues represents a portion of the Company’s investment in the New Services segment. Management expects such investment (COR exceeding revenues) to continue in 2010. New Services COR in 2007 relates primarily to performance in the RAC demonstration program which ended in March 2008.
     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit and New Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses, gains and losses on assets disposals, depreciation of property and equipment and amortization of intangibles related to the Recovery Audit and New Services segments.
     Recovery Audit and New Services SG&A for the years ended December 31, 2009, 2008 and 2007 were as follows (in millions):

	2009	2008	2007
Recovery Audit Services — Americas	$17.6	$16.7	$20.1
Recovery Audit Services — Europe/Asia-Pacific	5.3	8.4	6.4
New Services	1.2	1.9	2.4

Total	$24.1	$27.0	$28.9

     Recovery Audit Services — Americas SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in FX rates may significantly impact the amount of such gains and losses. During the years ended December 31, 2009, 2008 and 2007, Recovery Audit Services — Americas SG&A recognized $0.4 million, $0.2 million and $0.1 million, respectively, of FX gains related to intercompany balances.

     Recovery Audit Services — Americas SG&A excluding the FX gains related to intercompany balances, increased 6.5% for the year ended December 31, 2009 compared to 2008. Recovery Audit Services — Americas SG&A, excluding the FX gains related to intercompany balances for the year ended December 31, 2008, decreased by 16.3%, compared to 2007. The increase in 2009 Recovery Audit Services — Americas SG&A, excluding the intercompany FX gains, was primarily a result of costs incurred in connection with the Company’s execution of its new strategic initiatives. The decrease in 2008 Recovery Audit Services — Americas SG&A, excluding the intercompany FX gains, as compared to 2007 resulted primarily from headcount reductions and reductions in facilities costs.
     Recovery Audit Services — Europe/Asia-Pacific SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. During the years ended December 31, 2009, 2008 and 2007, Recovery Audit Services — Europe/Asia-Pacific SG&A recognized $1.2 million, $(3.5 million) and $1.1 million, respectively, of FX gains (losses) related to intercompany balances.
     Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the FX gains (losses) related to intercompany balances increased 32.7% for the year ended December 31, 2009 compared to 2008. Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the FX gains (losses) related to intercompany balances, decreased 34.7% for the year ended December 31, 2008 compared to 2007. The increase in 2009 Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the intercompany FX gains (losses), was attributable to non-intercompany FX losses, severance costs and amortization expense associated with the acquisition of the business and certain assets of FAP, which was completed in July 2009 (see Note 17 — Business Acquisition in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K). The decrease in 2008 Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the intercompany FX gains (losses), as compared to 2007 resulted primarily from headcount reductions and the closing or consolidation of offices in numerous countries.
     New Services SG&A for the year ended December 31, 2009 decreased by $0.7 million, or 36.8%, compared to 2008. New Services SG&A for the year ended December 31, 2008 decreased by $0.5 million, or 20.8%, compared to 2007. The decreases in 2009 and 2008 are primarily attributable to decreased use of professional services.
     Corporate Support
     Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific or New Services and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.
     Corporate Support SG&A totaled the following for the years ended December 31, 2009, 2008 and 2007 (in millions):

	2009	2008	2007
Selling, general and administrative expenses	$19.8	$17.0	$38.2

     Corporate Support SG&A for the years ended December 31, 2009, 2008 and 2007 includes stock-based compensation charges of $3.3 million, $2.2 million and $21.0 million, respectively. The disproportionate 2007 charge for stock-based compensation resulted primarily from the issuance of additional performance units in accordance with the anti-dilution provisions of the 2006 Management Incentive Plan (“2006 MIP”) that was negotiated as part of the Company’s financial restructuring completed in March 2006. See “2006 Management Incentive Plan” below for further details regarding the Company’s 2006 MIP.
     Corporate Support SG&A, excluding stock-based compensation charges, increased 11.5% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Corporate Support SG&A, excluding stock-based compensation charges, decreased 14.0% for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in these costs for 2009 compared to 2008 is attributable to a $0.7 million additional accrual for the settlement of the Fleming Post Confirmation Trust litigation (see Note 13 — Commitments and Contingencies in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K), severance charges, and increased compensation and recruiting costs associated with hiring a new chief executive officer. The decrease in these costs for 2008 compared to 2007 resulted from reductions in payroll and related taxes and benefits, occupancy costs, insurance, professional fees and other miscellaneous expenses.

     Interest Expense and Income
     Net interest expense for the years ended December 31, 2009, 2008 and 2007 amounted to $3.0 million, $3.2 million and $13.8 million, respectively. The reductions in net interest expense are directly attributable to the Company’s reductions in debt obligations over the past few years. See “Liquidity and Capital Resources - Financing Activities and Interest Expense” below for additional information related to the Company’s interest expense and income.
     Loss on Debt Extinguishment
     In 2007, the company recorded a $9.4 million charge as a result of debt extinguishments. See “Liquidity and Capital Resources - 2007 Financial Restructuring” below for additional information related to the Company’s debt extinguishments.
     Income Tax Expense
     The Company’s reported effective tax rates on earnings (loss) from continuing operations before income taxes and discontinued operations approximated 16.5%, 15.5%, and (30.6)% for the years ended December 31, 2009, 2008 and 2007, respectively. The 2009 and 2008 effective tax rates are less than the expected tax rate primarily due to a reduction in the Company’s deferred tax asset valuation allowance. The reflection of tax expense in 2007 in spite of reported losses from continuing operations primarily results from taxes on foreign income and the non-recognition of tax benefits on operating loss carry-forwards through the use of a valuation allowance against deferred tax assets.
     For the years ended December 31, 2009, 2008 and 2007, management determined that based on all available evidence, deferred tax asset valuation allowances of $58.3 million, $64.3 million and $79.8 million, respectively, were appropriate as of those dates. The reduction of the allowance during 2008 was partially attributable to a reduction of previously recognized foreign operating loss carry-forwards related to goodwill deductions taken in the United Kingdom (“UK”). During 2008, the Company acceded to a position taken by the taxing authorities in the UK regarding the denial of certain goodwill deductions taken on UK tax returns for 2003 through 2005. As a result, foreign net operating loss carry-forwards were reduced by approximately $17.0 million based on December 31, 2008 FX rates. Accordingly, deferred tax assets of $5.1 million were written off. This reduction in the Company’s deferred tax assets was offset by a corresponding reduction in the previously established valuation allowance against these assets.
     Additional $5.3 million and $5.7 million reductions in the December 31, 2009 and 2008, respectively, valuation allowance resulted from like reductions in deferred tax assets related to intangible asset amortization deductions for tax purposes related to intangible assets that have been previously written off for financial reporting purposes.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that mathematically limits the use of certain tax attribute carry-forwards. Of the $47.4 million of U.S. federal loss carry-forwards available to the Company, $21.9 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. As of December 31, 2009, the Company had approximately $47.4 million of U.S. federal loss carry-forwards available to reduce future taxable income. The loss carry-forwards expire through 2029.
     FASB ASC 740 prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the 2007 implementation of FASB ASC 740, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

     Discontinued Operations
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian. The Company received proceeds from the sale of approximately $22.4 million at closing and an additional $2.2 million on December 31, 2007. Meridian had previously been reported as a separate reportable operating segment. Meridian’s operating results for 2007 up until the sale date presented in the consolidated financial statements have been reclassified and are included in discontinued operations. The Company recognized a gain on sale during the year ended December 31, 2007 of approximately $19.9 million as a result of the transaction.
     Operating income of the discontinued operations for the year ended December 31, 2007 amounted to $0.8 million. Income tax expense of $0.4 million was allocated to earnings from discontinued operations in 2007.

Liquidity and Capital Resources
     As of December 31, 2009, the Company had $33.0 million in cash and cash equivalents and no borrowings under the revolver portion of its former credit facility. The revolver had approximately $14.3 million of calculated availability for borrowings.
     While management believes that the recent global economic downturn has contributed to a decrease in the revenues that the Company would have otherwise earned in recent periods, this decrease has not resulted in the need for the Company to draw down on its revolving credit facility to fund its operations and has not materially adversely impacted the Company’s overall liquidity position. In addition, the Company was in compliance with the covenants in its credit facility as of December 31, 2009 and expects to continue to be in compliance with its new credit facility (see “New Credit Facility” below) for the foreseeable future.
     Operating Activities. Net cash provided by operating activities was $18.2 million, $16.7 million and $30.3 million during the years ended December 31, 2009, 2008 and 2007, respectively. The $1.5 million increase in cash provided by operating activities in 2009 compared to 2008 was due to a $6.5 million improvement in the change in operating assets and liabilities from the beginning to the end of the relevant periods, partially offset by lower operating profit. The $6.5 million improvement in the change in operating assets and liabilities in 2009 compared to 2008 was the result of significant payments for long term compensation and severance liabilities in 2008 combined with a significant decrease in the refund liability in 2008 compared to the decrease in 2009. These improvements in cash flow in 2009 were partially offset by significant payments for foreign income taxes, the PCT legal settlement, and other accrued liabilities made during the year ended December 31, 2009. Such changes are itemized in the Company’s Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.
     The $13.6 million decline in cash provided by operating activities in 2008 compared to 2007 was primarily due to lower operating profit in 2008 (after taking into consideration the non-cash impacts of stock-based compensation) combined with a $7.4 million additional use of cash related to changes in operating assets and liabilities in 2008 compared to 2007. The difference in the year to year changes in operating assets and liabilities included a significant decrease in the refund liability in 2008 compared to 2007 and significant reductions in noncurrent compensation obligations and other long-term liabilities during 2008, including a $2.0 million cash distribution under the 2006 MIP.
     In addition to capital expenditures, the Company incurred an operating loss of approximately $4.0 million for the year ended December 31, 2009 related to the CMS RAC program. The Company expects a similar loss in 2010.
     For the years ended December 31, 2009 and 2008, the Company had one customer, Wal-Mart Stores Inc., that exceeded 10% of the Company’s total revenues. The loss of this customer would negatively impact the Company’s operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.
     Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 amounted to $6.1 million, $5.2 million and $6.8 million, respectively. Net cash used for property and equipment capital expenditures was $5.5 million $3.3 million and $4.0 million during the years ended December 31, 2009, 2008 and 2007, respectively. Purchases of property, plant and equipment during 2009, 2008 and 2007 primarily related to investments to upgrade the Company’s information technology infrastructure and to prepare for participation in the CMS RAC program.
     Capital expenditures are discretionary and management currently expects future capital expenditures to increase over the next several quarters as the Company continues to enhance its healthcare audit systems supporting its performance in the CMS RAC program and other healthcare audits and in preparation and execution of the Company’s strategic initiatives discussed above. The Company invested $1.0 million, $0.6 million and $1.0 million, in software development and infrastructure costs related to CMS RAC program in 2009, 2008 and 2007, respectively. Changes in operating plans and results could cause management to alter its capital expenditure plans.
     As discussed more fully in Note 17 — Business Acquisition in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K, in July 2009, the Company acquired the business and certain assets of FAP for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million which was paid in July 2009.

     Financing Activities and Interest Expense. Net cash used in financing activities was $5.7 million, $28.0 million and $36.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. During 2009, the Company made mandatory payments totaling $5.0 million on its then existing term loan and reduced its capital lease obligations by $0.3 million.
     During 2008, the Company reduced the balance of its term loan by $25.9 million. This amount included $10.9 million of mandatory payments as well as a voluntary prepayment of $15.0 million. In March 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the borrowing capacity under the revolver portion of its credit facility by $10 million. The Company also reduced its capital lease obligations by $0.3 million during 2008. In December 2008, the Company repurchased 429,378 shares of its outstanding common stock for $1.7 million.
     New Credit Facility
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and secured by substantially all of the assets of the Company. Amounts eligible for borrowing under the SunTrust revolver are based on eligible accounts receivable and other factors. Availability under the SunTrust revolver at January 31, 2010 was $5.7 million.
     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each commencing in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an additional annual prepayment if excess cash flow as defined in the agreement exceeds a certain threshold. The first of any such excess cash flow payments would be payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of February 28, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. As of January 31, 2010 the applicable interest rate under the SunTrust credit facility was 2.48%.
     The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets, repurchase shares of it capital stock or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default.
     The Company used substantially all the funds from the SunTrust term loan to repay in full the $14.2 million outstanding under the Ableco term loan.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months.
     Former Credit Facility
     In September 2007, the Company entered into an amended and restated financing agreement with Ableco consisting of a $20 million revolving credit facility and a $45 million term loan which was funded in October 2007. The principal portion of the $45 million term loan with Ableco required quarterly principal payments of $1.25 million each commencing in April 2008. The loan agreement also required an annual additional payment contingently payable based on an excess cash flow calculation as defined in the agreement. During 2009, the Company reduced the balance on its term loan by $5.0 million of mandatory payments. During 2008, the Company reduced the balance on its term loan by $25.9 million. This reduction included $10.9 million of mandatory payments as well as a voluntary payment of $15.0 million. During the first quarter of 2008, the Company completed an amendment of its amended and restated financing agreement, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of its facility by $10 million. Certain components of the borrowing availability calculation were reduced over the term of the loan and availability was based on eligible accounts receivable and other factors. Availability under the revolver at December 31, 2009 was $14.3 million. The amended and restated financing agreement was replaced by a new facility in January 2010. See “New Credit Facility” above for more information.
     The remaining balance of the term loan was due on September 17, 2011. Interest on the term loan balance was payable monthly and accrued at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option may not be less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, accrued at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company also paid a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the revolving credit facility. As of December 31, 2009, there were no outstanding borrowings under the revolving credit facility. The balance on the term loan as of December 31, 2009 was $14.0 million. The weighted-average interest rates on term loan balances outstanding under the credit facility during 2009 and 2008, including fees, were 11.0% and 10.9%, respectively.
     Since the credit facility was replaced in January 2010, the annual additional contingent payment based on 2009 excess cash flow due in April 2010 will not be required.
     The credit facility was guaranteed by each of the Company’s direct and indirect domestic wholly owned subsidiaries and certain of its foreign subsidiaries and was secured by substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries). The credit facility would have matured on September 17, 2011.
     The credit facility included customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limited the ability of the Company to, among other things, incur debt, incur liens, sell assets, repurchase shares of its capital stock or declare or pay dividends on its capital stock. The financial covenants included in the credit facility, among other things, limited the amount of capital expenditures the Company could make, set forth a maximum leverage ratio for the Company and a minimum fixed charge coverage ratio, and also required the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization.
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
     The face amount of the 11% senior notes redeemed exceeded their carrying amount net of unamortized discount and deferred loan costs by $8.4 million. Such amount, along with a $1.0 million prepayment premium, $9.4 million in total, is reported as a loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2007. Unamortized deferred loan costs of $2.1 million related to the 10% senior convertible notes that were converted to common stock were charged to additional paid-in capital in 2007. As a consequence of the prepayment of the $25 million term loan in 2007 and the replacement of the revolving credit facility, the Company wrote-off $1.7 million of unamortized deferred loan costs in 2007. Such amount is included in interest expense in the Consolidated Statement of Operations for the year ended December 31, 2007. The Company incurred approximately $3.1 million of costs in connection with the amended and restated Ableco credit facility. Such amount was capitalized and amortized over the life of the facility.
     The aggregate impact of the transactions described above resulted in interest expense of $3.2 million, $4.1 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007. Cash paid for interest during the years ended December 31, 2009, 2008 and 2007 amounted to $1.9 million, $3.2 million and $14.4 million, respectively.
     Discontinued Operations
     Net cash provided by (used in) the operating activities of discontinued operations was $(2.0 million) during the year ended December 31, 2007. Such cash flows were primarily attributable to the operations of Meridian prior to its sale in May 2007. The sale of Meridian provided net proceeds of $23.2 million in 2007. A substantial portion of such proceeds was required to be used to repay debt under the Company’s credit facility.
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, as extended by the Board of Directors, the Company may repurchase up to $10 million of its common stock from time to time through March 31, 2011. The new credit facility permits the Company to repurchase up to $1.0 million of its common stock annually. For the year ended December 31, 2009, the Company repurchased 78,754 shares at an average price of $3.10 for a total purchase price of approximately $0.2 million. This equates to approximately 0.4% of the then outstanding shares. For the year ended December 31, 2008, the Company repurchased 429,378 shares at an average price of $3.93 for a total purchase price of approximately $1.7 million. This equates to approximately 2% of the then outstanding shares.

     Contractual Obligations and Other Commitments
     As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2009, adjusted to include the terms of the new credit facility and the Etesius Limited acquisition which occurred subsequent to December 31, 2009, is as follows:

	Payments Due by Period (in thousands)
		Less			More
		Than		3-5	Than
Contractual obligations	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt obligations (1)	$15,000	$3,000	$9,000	$3,000	$—
Operating lease obligations	32,193	6,958	19,090	5,822	323
Capital lease obligations (2)	273	273	—	—	—
Cash portions of stock-based compensation (3)	635	424	211	—	—
Purchase price payments to former FAP owners (4)	5,733	2,701	3,032	—	—
Payments to Messrs. Cook and Toma (5)	2,256	1,182	180	894	—
Purchase price payments to Etesius Limited shareholders (6)	4,000	2,800	500	700	—
Severance	1,126	1,126	—	—	—

Total	$61,216	$18,464	$32,013	$10,416	$323

(1)	Represents amounts payable under the Company’s new credit facility effective January 19, 2010; excludes variable rate interest (LIBOR plus 2.25% to 3.50% per annum) payable monthly.

(2)	Includes interest imputed at 11.3%

(3)	Represents the portions of Performance Units outstanding under the 2006 MIP payable in cash. Amounts presented are based on the market price of the Company’s common stock at December 31, 2009. Actual payments are due to be made on April 30 of each year and will be based on the market price of the Company’s common stock at the settlement dates — see 2006 Management Incentive Plan below.

(4)	Represents deferred payments due under the FAP asset purchase agreement — see Acquisitions below. The amounts above include variable consideration which may be due based on cash flows generated by the acquired business over the next four years. The obligations are denominated in British pounds sterling. The U.S. dollar amounts above are based on December 31, 2009 foreign exchange rates.

(5)	In connection with the Company’s 2006 financial restructuring, required payments to Messrs. Cook and Toma were revised — see Executive Severance Payments below.

(6)	Represents deferred payments due under the Etesius Limited share purchase agreement — see Acquisitions below. The above does not include variable consideration which may be due based on the financial performance of certain Company’s service lines over the next four years. Management has not completed its analysis of the variable consideration payable.
     2006 Management Incentive Plan
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the Company’s 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to the seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary by participant), participants are paid in common stock and in cash. Participants will receive a number of shares of Company common stock equal to 60% of the number of Performance Units being settled, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. The awards were 50% vested at the award date and the remainder of the awards vested ratably over approximately the following eighteen months with the awards fully vesting on March 17, 2008. On March 28, 2007, an additional executive officer of the Company was granted 20,000 Performance Units under the 2006 MIP. The award had a grant date fair value of $0.3 million and was scheduled to vest ratably over four years. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of the Company’s senior convertible notes and Series A convertible preferred stock. During 2007 and 2006, an additional 1,436,484 Performance Units and 122,073 Performance Units, respectively, with aggregate grant date fair values of $24.0 million and $1.6 million, respectively, were granted as a result of this automatic adjustment provision.
     All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense (credit) of $(0.2 million), $(0.4 million) and $19.6 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to these 2006 MIP Performance Unit awards, including $17.7 million related to the automatic adjustments for the year ended December 31, 2007. The 2009 and 2008 compensation credits resulted from the remeasurement of the liability-classified portion of the awards to fair value. The fair value of these awards is based on the market price of the Company’s common stock. The amount of compensation expense recognized is based on the assumption that none of the Performance Unit awards will be forfeited.
     During 2009, an aggregate of 1,474,129 Performance Units under the 2006 MIP were settled by eight current and former executive officers. These settlements resulted in the issuance of 884,473 shares of common stock and cash payments totaling $1.9 million. As of December 31, 2009, a total of 268,988 Performance Units were outstanding and fully vested under the 2006 MIP.
     During 2008, an aggregate of 493,137 Performance Units under the 2006 MIP were settled by six executive officers. These settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million.
     Acquisitions
     In July 2009 the Company acquired the business and certain assets of FAP for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million and requires additional deferred payments of $0.8 million paid in January 2010 and a $1.3 million payment in July 2010. Additional variable consideration may also be due based on the operating results generated by the acquired business over the next four years. The Company currently estimates the fair value of variable consideration to be $2.1 million.
     In February 2010, the Company acquired all the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. The purchase price included an initial cash payment of $2.8 million and additional deferred payments of $1.2 million over four years. Additional variable consideration of up to $3.8 million may also be payable based on the future performance of certain segments of the Company’s service lines over the next four years.
     Executive Severance Payments
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2009, the Company’s accrued payroll and related expenses and noncurrent compensation obligations include $1.2 million and $0.8 million, respectively, related to these obligations.
     Off Balance Sheet Arrangements
     As of December 31, 2009, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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
•	Revenue Recognition. The Company recognizes revenues on the accrual basis except with respect to certain International units where revenues are recognized on the cash basis in accordance with FASB ASC 605 “Revenue Recognition". Revenues are generally recognized for a contractually specified percentage of amounts recovered when it has been determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when the following criteria are met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectibility is reasonably assured. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, the Company relies on customary business practices and processes for documenting that the criteria described in (a) through (d) above have been met. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but revenues are not recognized, unless management can otherwise determine that criteria (a) through (d) above have been met, because the Company’s customary business practices and processes specific to that client have not been completed. The determination that each of the aforementioned criteria has been met, particularly the determination of the timing of economic benefit received by the client and the determination that collectibility is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenues.

•	Unbilled Receivables & Refund Liabilities. Unbilled receivables are usually contractual and relate to claims for which our client has received economic value. Unbilled receivables arise when a portion of the Company’s fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after the original invoice, or a year after completion of the audit period), the unbilled receivable amount is invoiced. Notwithstanding the deferred due date, the Company and the client acknowledge that this unbilled receivable has been earned at the time of the original invoice, it just has a deferred due date.

Refund liabilities result from reductions in the economic value previously received by the Company’s clients with respect to vendor claims identified by the Company and for which the Company has previously recognized revenues. Such refund liabilities are recognized by either offsets to amounts otherwise due from clients or by cash refunds to clients. The Company computes the estimate of its refund liabilities at any given time based on actual historical refund data.

Periodic changes in unbilled receivables and refund liabilities are recorded as adjustments to revenues.

During the first quarter of 2008, management revised its estimate of expected refund rates in its Recovery Audit Services — Americas. Such change in estimate resulted from a decline in actual Recovery Audit Services — Americas refund rates observed during 2007. The impact of this change in estimate resulted in a $0.8 million increase in first quarter 2008 income from continuing operations. During the fourth quarter of 2008, management changed its method of estimating the refund liability related to its Recovery Audit Services — Europe/Asia-Pacific segment to be more consistent with the methodology used in the Recovery Audit Services — Americas. The impact of the change in estimate resulted in a $0.9 million decrease in fourth quarter 2008 income from continuing operations. The combined impact of the 2008 refund liability estimate changes was to decrease income from continuing operations by $0.1 million, or less than $0.01 per basic and diluted share. Management does not expect that these changes in estimate will have a material impact on future period results.

•	Goodwill and Other Intangible Assets. During each of the fourth quarters of 2009, 2008 and 2007, the Company completed the required annual impairment testing of goodwill and other intangible assets in accordance with FASB ASC 350. As a result of this testing, the Company concluded that there was no impairment of goodwill and other intangible assets.

During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with FASB ASC 350. Amortization expense in 2007 increased by $0.5 million as a result of this change in method.

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

FASB ASC 740, “Income Taxes", requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses in recent years are the most compelling form of negative evidence considered by management in this determination.

FASB ASC 740 prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the implementation of FASB ASC 740 in 2007, the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.

•	Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the requirements of FASB ASC 718, “Share Compensation” (“FASB ASC 718”). FASB ASC 718 requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. Under FASB ASC 718, the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method.

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

The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in FASB ASC 718, as being equal to the market value of the common stock on the date of the award. Also, under FASB ASC 718, companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. The Company has classified its share-based payments which are settled in Company common stock as equity-classified awards and its share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards are generally equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost.

During the years ended December 31, 2009, 2008 and 2007, stock-based compensation charges aggregated $3.3 million, $2.2 million and $21.0 million, respectively. Stock-based compensation is discussed in more detail in Note 1(l) and Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
New Accounting Standards
     Refer to Note 1 of “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards and pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the year ended December 31, 2009, we recognized $16.7 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust. Under the new credit facility, the Company had $5.7 million of calculated borrowing availability under its revolving credit facility and $15.0 million outstanding under a term loan as of January 31, 2010. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. There are no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.2 million change in annual pre-tax income.
     Stock-Based Compensation. The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in FASB ASC 505-50, as being equal to the market value of the common stock. In addition, companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. The Company has classified its share-based payments that are settled in cash as liability-classified awards. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost. Based on the number of liability-classified awards outstanding as of December 31, 2009, a hypothetical $1.00 change in the market value of the Company’s common stock would result in a $0.1 million change in pre-tax income.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1(h) to the consolidated financial statements, “Income Taxes”, the Company changed its method for recognizing and measuring tax positions in 2007 due to the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (included in FASB Accounting Standards Codification Topic 740).

Atlanta, Georgia	/s/ BDO Seidman, LLP
March 29, 2010

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007
Revenues	$179,583	$195,706	$227,369
Cost of revenues	116,718	125,901	140,877

Gross margin	62,865	69,805	86,492

Selling, general and administrative expenses	43,873	44,028	67,063
Operational restructuring expense (Note 16) )	—	—	1,644

Operating income	18,992	25,777	17,785

Gain on bargain purchase, net (Note 17)	2,388	—	—
Interest expense	(3,229)	(4,090)	(15,071)
Interest income	204	845	1,256
Loss on debt extinguishment (Note 8)	—	—	(9,397)

Earnings (loss) from continuing operations before income taxes and discontinued operations	18,355	22,532	(5,427)

Income tax expense (Note 10)	3,028	3,502	1,658

Earnings (loss) from continuing operations before discontinued operations	15,327	19,030	(7,085)

Discontinued operations (Note 2):
Earnings from discontinued operations, net of income tax expense of $408	—	—	347
Gain on sale of discontinued operations	—	—	19,868

Earnings from discontinued operations	—	—	20,215

Net earnings	$15,327	$19,030	$13,130

Basic earnings per common share (Note 6):
Earnings (loss) from continuing operations before discontinued operations	$0.67	$0.87	$(0.62)
Earnings from discontinued operations	—	—	1.66

Net earnings	$0.67	$0.87	$1.04

Diluted earnings per common share (Note 6):
Earnings (loss) from continuing operations before discontinued operations	$0.65	$0.83	$(0.62)
Earnings from discontinued operations	—	—	1.66

Net earnings	$0.65	$0.83	$1.04

Weighted-average common shares outstanding (Note 6):
Basic	22,915	21,829	12,204

Diluted	23,560	23,008	12,204

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2009	2008
ASSETS (Note 8)
Current assets:
Cash and cash equivalents	$33,026	$26,688
Restricted cash	256	61
Receivables:
Contract receivables, less allowances of $1,032 in 2009 and $921 in 2008:
Billed	28,034	28,143
Unbilled	4,481	5,568

	32,515	33,711
Employee advances and miscellaneous receivables, less allowances of $351 in 2009 and $311 in 2008	276	285

Total receivables	32,791	33,996

Prepaid expenses and other current assets	2,306	2,264
Deferred income taxes (Note 10)	29	—

Total current assets	68,408	63,009

Property and equipment:
Computer and other equipment	28,583	24,164
Furniture and fixtures	2,888	2,885
Leasehold improvements	2,975	2,992

	34,446	30,041
Less accumulated depreciation and amortization	(24,443)	(22,140)

Property and equipment, net	10,003	7,901

Goodwill (Note 7)	4,600	4,600
Intangible assets, less accumulated amortization of $13,573 in 2009 and $10,932 in 2008 (Note 7)	24,104	18,968
Unbilled receivables	1,410	1,789
Deferred loan costs, net of accumulated amortization (Note 8)	1,431	2,170
Deferred income taxes (Note 10)	253	—
Other assets	304	346

	$110,513	$98,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,707	$16,275
Accrued payroll and related expenses	19,884	22,536
Refund liabilities	7,467	7,870
Deferred revenues	916	502
Current portions of debt and capital lease obligations (Note 8)	3,260	5,314
Business acquisition obligations (Note 17)	2,695	—

Total current liabilities	49,929	52,497

Long-term debt and capital lease obligations (Note 8)	11,070	14,331
Deferred income taxes (Note 10)	—	234
Noncurrent compensation obligations (Note 13(b))	978	2,849
Refund liabilities	733	897
Other long-term liabilities	6,364	5,265

Total liabilities	69,074	76,073

Commitments and contingencies (Notes 3, 8, 9, 12 and 13)

Shareholders’ equity (Notes 12 and 14):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,272,892 shares issued and outstanding in 2009 and 21,789,645 shares issued and outstanding in 2008	233	218
Additional paid-in capital	562,563	559,359
Accumulated deficit	(524,661)	(539,988)
Accumulated other comprehensive income	3,304	3,121

Total shareholders’ equity	41,439	22,710

	$110,513	$98,783

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury	Shareholders’	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Stock	Equity (Deficit)	Income (Loss)
Balance at December 31, 2006	8,398,770	$84	$513,920	$(571,818)	$2,041	$(48,710)	$(104,483)
FASB ASC 740 tax liability	—	—	—	(330)	—	—	(330)
Comprehensive income:
Net earnings	—	—	—	13,130	—	—	13,130	$13,130
Foreign currency translation adjustments	—	—	—	—	2,223	—	2,223	2,223

Comprehensive income								$15,353

Issuances of common stock:
Conversions of Series A preferred stock	4,098,541	41	11,601	—	—	—	11,642
Conversions of convertible senior notes	9,593,779	96	65,104	—	—	—	65,200
Stock option exercises	9,000	—	57	—	—	—	57
Issuance costs of common stock	—	—	(72)	—	—	—	(72)
Accumulated dividends on preferred stock	—	—	(487)	—	—	—	(487)
Stock-based compensation expense	—	—	15,469	—	—	—	15,469

Balance at December 31, 2007	22,100,090	221	605,592	(559,018)	4,264	(48,710)	2,349
Comprehensive income:
Net earnings	—	—	—	19,030	—	—	19,030	$19,030
Foreign currency translation adjustments	—	—	—	—	(1,143)	—	(1,143)	(1,143)

Comprehensive income								$17,887

Issuances of common stock:
Restricted share awards	399,507	4	(4)	—	—	—	—
2006 MIP Performance Unit settlements	295,879	3	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,687)	(1,687)
Retirement of treasury stock	(1,005,831)	(10)	(50,387)	—	—	50,397	—
Stock-based compensation expense	—	—	4,161	—	—	—	4,161

Balance at December 31, 2008	21,789,645	218	559,359	(539,988)	3,121	—	22,710
Comprehensive income:
Net earnings	—	—	—	15,327	—	—	15,327	$15,327
Foreign currency translation adjustments	—	—	—	—	183	—	183	183

Comprehensive income								$15,510

Issuances of common stock:
Restricted share awards	817,905	8	(8)	—	—	—	—
Restricted shares remitted by employees for taxes	—	—	(116)	—	—	—	(116)
Stock option exercises	9,375	—	26	—	—	—	26
2006 MIP Performance Unit settlements	884,473	9	(9)	—	—	—	—
Forfeited restricted share awards	(149,752)	(1)	1	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(246)	(246)
Retirement of treasury stock	(78,754)	(1)	(245)	—	—	246	—
Stock-based compensation expense	—	—	3,555	—	—	—	3,555

Balance at December 31, 2009	23,272,892	$233	$562,563	$(524,661)	$3,304	$—	$41,439

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$15,327	$19,030	$13,130
Earnings from discontinued operations	—	—	20,215

Earnings (loss) from continuing operations	15,327	19,030	(7,085)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by operating activities:
Loss on debt extinguishment and financial restructuring	—	—	9,397
Impairment charges included in operational restructuring	—	—	344
Gain on bargain purchase, net	(2,388)	—	—
Depreciation and amortization	6,140	5,194	6,769
Amortization of debt discount, premium and deferred loan costs	789	786	3,257
Stock-based compensation expense	3,345	2,207	20,956
Loss on disposals of property, plant and equipment, net	109	101	298
Deferred income taxes	(516)	577	187
Changes in assets and liabilities:
Restricted cash	(195)	(61)	139
Billed receivables	1,092	423	3,495
Unbilled receivables	1,466	1,155	3,120
Prepaid expenses and other current assets	775	186	(651)
Other assets	55	3	343
Accounts payable and accrued expenses	(2,531)	1,634	(1,047)
Accrued payroll and related expenses	(3,163)	(7,561)	(6,425)
Refund liabilities	(567)	(2,806)	(198)
Deferred revenues	405	(63)	22
Noncurrent compensation obligations	(1,589)	(3,508)	(2,798)
Other long-term liabilities	(388)	(607)	165

Net cash provided by operating activities	18,166	16,690	30,288

Cash flows from investing activities:
Business acquisition	(2,029)	—	—
Purchases of property and equipment, net of disposal proceeds	(5,511)	(3,298)	(4,002)

Net cash used in investing activities	(7,540)	(3,298)	(4,002)

Cash flows from financing activities:
Payments on senior and convertible notes	—	—	(52,637)
Repayments of debt	(5,315)	(26,279)	(25,524)
Term loan borrowings	—	—	45,000
Payments for deferred loan costs	(50)	(59)	(2,999)
Repurchases of common stock	(246)	(1,687)	—
Restricted stock remitted by employees for taxes	(116)	—	—
Net proceeds from common stock issuances	—	—	57
Net proceeds from stock option exercises	26	—	—
Preferred stock redemptions	—	—	(44)
Issuance costs on common and preferred stock	—	—	(72)

Net cash used in financing activities	(5,701)	(28,025)	(36,219)

Cash flows from discontinued operations:
Operating cash flows	—	—	(2,044)
Investing cash flows	—	—	23,151

Net cash provided by discontinued operations	—	—	21,107

Effect of exchange rates on cash and cash equivalents	1,413	(1,043)	962

Net change in cash and cash equivalents	6,338	(15,676)	12,136

Cash and cash equivalents at beginning of year	26,688	42,364	30,228

Cash and cash equivalents at end of year	$33,026	$26,688	$42,364

Supplemental cash flow statement information:
Cash paid during the year for interest	$1,939	$3,191	$14,388

Cash paid during the year for income taxes, net of refunds received	$4,247	$2,475	$1,029

Deferred and contingent business acquisition consideration (Note 17)	$4,210	$—	$—

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  (a) Description of Business and Basis of Presentation
  Description of Business
     The principal business of PRGX Global, Inc. and subsidiaries (the “Company”) is providing recovery audit services to large businesses and government agencies having numerous payment transactions. These businesses include, but are not limited to:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;
•	business enterprises other than retailers/wholesalers such as manufacturers, financial services firms, and pharmaceutical companies;
•	healthcare payers, both private sector health insurance companies and state and federal government payers such as the Centers for Medicare and Medicaid Services (“CMS”); and
•	federal and state government agencies.
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
  (b) Revenue Recognition
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
     The Company generally recognizes revenues on the accrual basis except with respect to certain immaterial Recovery Audit Services – Europe/Asia-Pacific units. Revenues are generally recognized for a contractually specified percentage of amounts recovered when it has been determined that the Company’s clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when the following criteria are met: (a) persuasive evidence of an

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable and (d) collectibility is reasonably assured. In certain limited circumstances, the Company will invoice a client prior to meeting all four of these criteria; in such cases, revenues are deferred until all of the criteria are met. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, the Company relies on customary business practices and processes for documenting that the criteria described in (a) through (d) above, have been met. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but revenues are not recognized, unless management can otherwise determine that criteria (a) through (d) above have been met, because the Company’s customary business practices and processes specific to that client have not been completed.
     Historically, there has been a certain amount of revenues with respect to which, even though the requirements of the Company’s revenue recognition policy were met, the Company’s customers’ vendors have ultimately rejected the claims underlying the revenues. In that case, the Company’s customers, even though fees may have been collected by the Company, may request a refund or offset of such amount. The Company records such refunds as a reduction of revenues. Refund liabilities are provided for these reductions in the economic value previously received by the Company’s clients with respect to vendor claims identified by the Company and for which the Company has previously recognized revenues. The Company computes the estimate of its refund liabilities at any given time based on actual historical refund data.
     During the first quarter of 2008, management revised its estimation of expected refund rates in its Recovery Audit Services – Americas segment. Such change in estimate resulted from a decline in actual Recovery Audit Services – Americas refund rates observed during 2007. The impact of the change in estimate resulted in a $0.8 million increase in first quarter 2008 income from continuing operations. During the fourth quarter of 2008, management changed its method of estimating the refund liability related to its Recovery Audit Services – Europe/Asia-Pacific segment to be more consistent with the methodology used in the Recovery Audit Services – Americas segment. The impact of the change in estimate resulted in a $0.9 million decrease in fourth quarter 2008 income from continuing operations. The combined impact of the 2008 refund liability estimate changes was to decrease income from continuing operations by $0.1 million, or less than $0.01 per basic and diluted share. Management does not expect that these changes in estimate will have a material impact on future period results.
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
     Periodic changes in unbilled receivables and refund liabilities are recorded as adjustments to revenues.
     The Company derives a relatively small portion of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, a fee per hour, or a fee per other unit of service. The Company recognizes revenues for these types of services as they are provided and invoiced, and when criteria (a) through (d) as set forth above are met.
  (c) Cash and Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At December 31, 2009 and 2008, the Company had cash and cash equivalents of $33.0 million and $26.7 million, respectively, of which cash equivalents represent approximately $20.7 million and $23.3 million, respectively. The Company had $17.1 million and $18.5 million in cash equivalents at U.S. banks at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, certain of the Company’s international subsidiaries held $3.6 million and $4.8 million, respectively, in temporary investments, the majority of which were at banks in Canada and Latin America.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (d) Property and Equipment
     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets (three years for computer and other equipment, five years for furniture and fixtures and three years for purchased software). Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or ten years.
     The Company evaluates property and equipment for impairment in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets” (“FASB ASC 360-10-35”). In accordance with the provisions of FASB ASC 360-10-35, the Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized.
  (e) Internally Developed Software
     The Company accounts for software developed for internal use in accordance with FASB ASC 350-40 “Internal-Use Software” (“FASB ASC 350-40”). FASB ASC 350-40 provides guidance on a variety of issues relating to costs of internal use software, including which of these costs should be capitalized and which should be expensed as incurred. Internally developed software is amortized using the straight-line method over the expected useful lives of three to seven years.
     In accordance with the provisions of FASB ASC 350-40 the Company reviews the carrying value of internally developed software for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss equal to an amount by which the carrying value exceeds the fair value of assets is recognized.
  (f) Goodwill and Other Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. The Company accounts for goodwill and other intangible assets in accordance with FASB ASC 350, “Intangibles – Goodwill and Other” (“FASB ASC 350”). FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. This Statement also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with FASB ASC 360.
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
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
prospective basis in accordance with FASB ASC 350. Amortization expense in 2007 was increased by $0.5 million as a result of the change in method.
  (g) Direct Expenses
     Direct expenses incurred during the course of recovery audit and delivery of advisory services are typically expensed as incurred.
  (h) Income Taxes
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
     FASB ASC 740, “Income Taxes” (“FASB ASC 740”), requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists.
     FASB ASC 740 prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes. As a result of the 2007 implementation of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (now included in FASB ASC 740), the Company recognized a $0.3 million increase in liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.
  (i) Foreign Currency
     The local currency has been used as the functional currency in the majority of the countries in which the Company conducts business outside of the United States. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rates of exchange at the balance sheet date. The translation gains and losses are included as a separate component of shareholders’ equity (deficit) and are included in the determination of comprehensive income (loss). Comprehensive income (loss) for the years ended December 31, 2009, 2008 and 2007 included translation gains (losses) related to long-term intercompany balances of $0.2 million, $(0.7 million) and $(0.1 million), respectively. Revenues and expenses in foreign currencies are translated at the weighted average exchange rates for the period. All realized and unrealized foreign currency transaction gains and losses are included in selling, general and administrative expenses. For the years ended December 31, 2009, 2008 and 2007, foreign currency transaction gains (losses) included in selling, general and administrative expenses were $1.6 million, $(1.5 million) and $1.6 million, respectively.
  (j) Earnings Per Common Share
     The Company applies the provisions of FASB ASC 260, “Earnings Per Share.” Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted-average number of

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
shares of common stock outstanding during the year. Diluted earnings per common share is principally computed by dividing net earnings available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities, including the Company’s convertible note obligations and convertible preferred stock using the “if-converted” method. The potential dilutive effect of stock options and convertible instruments is excluded from the determination of diluted earnings per share if the effect would be antidilutive.
  (k) Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with the requirements of FASB ASC 718, “Compensation - Stock Compensation” (“FASB ASC 718”). FASB ASC 718 requires that companies account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted FASB ASC 718 on January 1, 2006. Under FASB ASC 718, the Company is required to measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in its consolidated statements of operations over the service period over which the awards are expected to vest. The Company recognizes compensation expense over the indicated vesting periods using the straight-line method. The Company recognizes compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. Compensation cost is accrued if it is probable that the performance condition(s) will be achieved and is not accrued if it is not probable that the performance condition(s) will be achieved.
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
     For time-vested option grants made in 2009, 2008 and 2007 which resulted in compensation expense recognition, the Company used the following assumptions in its Black-Scholes valuation models:

	2009	2008	2007
Risk-free interest rates	1.60% - 2.71%	2.37% - 3.08%	4.05% - 4.17%
Dividend yields	—	—	—
Volatility factor of expected market price	.950 - 1.081	.876 - .919	.856 - .889
Weighted-average expected term of option	4 - 5 years	4 - 4.5 years	4 - 4.5 years
     The Company estimates the fair value of awards of restricted shares and nonvested shares, as defined in FASB ASC 718, as being equal to the market value of the common stock on the date of the award. Also, under FASB ASC 718, companies must classify their share-based payments as either liability-classified awards or as equity-classified awards. Liability-classified awards are remeasured to fair value at each balance sheet date until the award is settled. Equity-classified awards are measured at grant date fair value and are not subsequently remeasured. The Company has classified its share-based payments which are settled in Company common stock as equity-classified awards and its share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards are generally equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards is generally equal to the fair value of the award as of the balance sheet date times the percentage vested at the time. The change in the liability amount from one balance sheet date to another is charged (or credited) to compensation cost.
  (l) Comprehensive Income (Loss)
     The Company applies the provisions of FASB ASC 220, “Comprehensive Income.” This standard establishes items that are required to be recognized under accounting standards as components of comprehensive income (loss). Consolidated comprehensive income (loss) for the Company consists of consolidated net earnings (loss)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and foreign currency translation, and is presented in the accompanying Consolidated Statements of Shareholders’ Equity (Deficit).
  (m) Segment Reporting
     The Company reports its operating segment information in accordance with the provisions of FASB ASC 280, “Segment Reporting” (“FASB ASC 280”). FASB ASC 280 requires, among other provisions, that the Company disclose the measure of profit or loss for each reportable segment that is reported to and used by the chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. Management of the Company, including the chief operating decision maker, uses what is internally referred to as “Adjusted EBITDA” as its primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.
     EBITDA and Adjusted EBITDA are not computed or presented in accordance with generally accepted accounting principles (“GAAP”). Such non-GAAP financial measures do not measure the profit or loss of the reportable segments in accordance with GAAP. FASB ASC 280 requires such non-GAAP measures of profit or loss to be reported if such measures are what are reported to and used by the Company’s chief operating decision maker. FASB ASC 280 also requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s operating results presented on a GAAP basis. Such reconciliation is provided in Note 5 to these consolidated financial statements along with other information about the Company’s reportable segments. The reconciling items are not intended to be, nor should they be, interpreted as non-recurring or extraordinary, or in any manner be deemed as adjustments made in accordance with GAAP. Because Adjusted EBITDA is not a financial measure determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.
     The Company revised its reportable operating segments during the fourth quarter of 2009 to reflect the current management and operational structure. See Note 5 below.
  (n) New Accounting Standards
     FASB ASC 105-10-65. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168” and “FASB ASC 105-10-65”). The FASB Accounting Standards Codification (“ASC”) has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The ASC supersedes all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the ASC has become nonauthoritative. Following this statement, the FASB will not issue new standards in the form of statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”). ASU will serve only to update the ASC, provide background information about the guidance, and provide the bases for conclusions on the changes in the ASC. In conjunction with the adoption by the Company of FASB ASC 105-10-65 effective September 30, 2009, all references to accounting standards issued prior to SFAS No. 168 have been amended to additionally reflect the corresponding ASC topic.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     FASB ASC 805. In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)” and “FASB ASC 805”). FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree; recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase; determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination; and requires that costs associated with business combinations be expensed as incurred. The adoption by the Company of FASB ASC 805 effective January 1, 2009 did not have any material impact on the Company’s consolidated financial statements except as described in Note 17 below.
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
     FASB ASC 855. In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165” and “FASB ASC 855”), which establishes principles and requirements regarding the reporting of subsequent events. The Company adopted FASB ASC 855 effective June 30, 2009.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
(2) DISCONTINUED OPERATIONS
     On May 30, 2007, the Company sold its Meridian VAT reclaim business (“Meridian”) to Averio Holdings Limited, a Dublin, Ireland based company affiliated with management of Meridian. The Company received proceeds from the sale of approximately $22.4 million at closing and an additional $2.2 million on December 31, 2007. The Company recognized a gain on sale of approximately $19.9 million in 2007 as a result of the transaction. The Meridian gain did not result in the recognition of significant tax expense since it was recognized in a tax-favored jurisdiction.
     Operating results of the discontinued operations up until the sale of Meridian for the three years ended December 31, 2009, 2008 and 2007 are summarized below (in thousands).

	Years Ended December 31,
	2009	2008	2007
Revenues	$—	$—	$17,386
Operating income	$—	$—	$755
     Income tax expense of $0.4 million was allocated to earnings from discontinued operations in 2007.
(3) RETIREMENT OBLIGATIONS
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the terms of the applicable severance agreements were amended in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) the Company agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. The original severance agreements, and the severance agreements, as amended, also provide for an annual reimbursement, beginning on or about February 1, 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2009, accrued payroll and related expenses included $1.2 million and noncurrent compensation obligations included an additional $0.8 million related to these obligations.
(4) MAJOR CLIENTS
     For the years ended December 31, 2009 and 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.3% and 11.2%, respectively, of total revenues from continuing operations. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the year ended December 31, 2007.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(5) OPERATING SEGMENTS AND RELATED INFORMATION
     The Company conducts its operations through three reportable operating segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services Americas segment represents recovery audit services (other than healthcare recovery audit services) provided in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare recovery audit services) provided in Europe, Asia and the Pacific region. The New Services segment represents services to healthcare organizations including recovery audit services, business analytics and advisory services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Recovery Audit Services and New Services segments in a segment referred to as corporate support. The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to 2009, the Company reported its results under two operating segments – Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of prior years’ financial information in this Form 10-K has been restated to conform to the current presentation.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the years ended December 31, 2009, 2008 and 2007 and segment asset information as of December 31, 2009 and 2008 (in thousands) is presented below:

	Recovery	Recovery Audit
	Audit	Services –
	Services–	Europe/Asia-	New	Corporate
	Americas	Pacific	Services	Support	Total
2009
Revenues	$121,561	$52,489	$5,533	$—	$179,583

Earnings (loss) from continuing operations before discontinued operations	$36,013	$9,055	$(4,017)	$(25,724)	$15,327

Income taxes	—	—	—	3,028	3,028
Interest, net	(99)	184	—	2,940	3,025
Depreciation and amortization expense	4,798	911	431	—	6,140

EBITDA	$40,712	$10,150	$(3,586)	$(19,756)	$27,520
Foreign currency gains on intercompany balances	(360)	(1,235)	—	—	(1,595)
Litigation settlement	—	—	—	650	650
Stock-based compensation	—	—	—	3,345	3,345
Gain on bargain purchase, net	—	(2,388)	—	—	(2,388)

Adjusted EBITDA	$40,352	$6,527	$(3,586)	$(15,761)	$27,532

Capital expenditures, net of disposals	$4,281	$266	$964	$—	$5,511

Allocated assets	$47,263	$21,421	$2,814	$—	$71,498

Unallocated assets:
Cash and cash equivalents	—	—	—	33,026	33,026
Restricted cash	—	—	—	256	256
Deferred loan costs	—	—	—	1,431	1,431
Deferred income taxes	—	—	—	282	282
Prepaid expenses and other assets	—	—	—	4,020	4,020

Total assets	$47,263	$21,421	$2,814	$39,015	$110,513

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recovery	Recovery Audit
	Audit	Services –
	Services –	Europe/Asia-	New	Corporate
	Americas	Pacific	Services	Support	Total
2008
Revenues	$138,168	$53,600	$3,938	$—	$195,706

Earnings (loss) from continuing operations before discontinued operations	$45,305	$3,900	$(6,222)	$(23,953)	$19,030

Income taxes	—	—	—	3,502	3,502
Interest, net	(178)	(45)	—	3,468	3,245
Depreciation and amortization expense	4,657	308	229	—	5,194

EBITDA	49,784	4,163	(5,993)	(16,983)	30,971
Foreign currency (gains) losses on intercompany balances	(181)	3,464	—	—	3,283
Stock-based compensation	—	—	—	2,207	2,207

Adjusted EBITDA	$49,603	$7,627	$(5,993)	$(14,776)	$36,461

Capital expenditures, net of disposals	2,441	302	555	$—	$3,298

Allocated assets	$51,184	$13,150	$1,130	$—	$65,464

Unallocated assets:
Cash and cash equivalents	—	—	—	26,688	26,688
Restricted cash	—	—	—	61	61
Deferred loan costs	—	—	—	2,170	2,170
Prepaid expenses and other assets	—	—	—	4,400	4,400

Total assets	$51,184	$13,150	$1,130	$33,319	$98,783

2007
Revenues	$143,568	$59,055	$24,746	$—	$227,369

Earnings (loss) from continuing operations before discontinued operations	$39,274	$5,070	$13,926	$(65,355)	$(7,085)

Income taxes	—	—	—	1,658	1,658
Interest, net	(666)	(21)	—	14,502	13,815
Loss on financial restructuring	—	—	—	9,397	9,397
Depreciation and amortization expense	5,999	742	28	—	6,769

EBITDA	$44,607	$5,791	$13,954	$(39,798)	$24,554
Operational restructuring expenses	—	—	—	1,644	1,644
Foreign currency gains on intercompany balances	(130)	(1,022)	—	—	(1,152)
Stock-based compensation	—	—	—	20,956	20,956

Adjusted EBITDA	$44,477	$4,769	$13,954	$(17,198)	$46,002

Capital expenditures, net of disposals	$2,400	$594	$1,008	$—	$4,002

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table presents revenues by country based on the location of clients served (in thousands):

	2009	2008	2007
United States	$97,141	$111,954	$140,388
United Kingdom	25,111	26,556	30,548
Canada	20,560	21,099	18,707
France	12,055	11,438	12,084
Mexico	3,740	4,697	5,225
Spain	2,547	3,319	3,270
Brazil	4,320	3,339	3,211
Germany	1,224	2,445	2,459
Australia	1,424	1,113	2,428
Sweden	2,158	2,459	1,806
Belgium	2,186	885	1,089
Other	7,117	6,402	6,154

	$179,583	$195,706	$227,369

     The following table presents long-lived assets by country based on the location of the asset (in thousands):

	2009	2008
United States	$31,678	$32,424
United Kingdom	7,701	554
All Other	1,063	1,007

	$40,442	$33,985

     For the years ended December 31, 2009 and 2008, Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.3% and 11.2% of the Company’s total revenues, respectively. The Company did not have any clients who individually provided revenues in excess of 10.0% of total revenues from continuing operations during the year ended December 31, 2007. Such revenues are located primarily in the Recovery Audit Services – Americas Segment.
(6) EARNINGS PER COMMON SHARE
     The following tables set forth the computations of basic and diluted earnings per common share for the three years ended December 31, 2009, 2008 and 2007 (in thousands, except per share data). For the year ended December 31, 2007, the impact of all potentially dilutive securities is antidilutive, thus diluted weighted average common shares and diluted earnings per common share presented are the same as basic weighted average common shares and basic earnings per common share.

	2009	2008	2007
Basic earnings per common share:
Numerator for earnings per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$15,327	$19,030	$(7,085)
Preferred dividends	—	—	(487)

Earnings (loss) for purposes of computing basic earnings per common share from continuing operations	15,327	19,030	(7,572)

Earnings from discontinued operations	—	—	20,215

Earnings for purposes of computing basic net earnings per common share	$15,327	$19,030	$12,643

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008	2007
Denominator:
Denominator for basic earnings per common share – weighted-average common shares outstanding	22,915	21,829	12,204

Basic earnings per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.67	$0.87	$(0.62)
Earnings from discontinued operations	—	—	1.66

Net earnings	$0.67	$0.87	$1.04

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008	2007
Diluted earnings per common share:
Numerator for earnings per common share calculations:
Earnings (loss) from continuing operations before discontinued operations	$15,327	$19,030	$(7,085)
Preferred dividends	—	—	(487)

Earnings (loss) for purposes of computing diluted earnings per common share from continuing operations	15,327	19,030	(7,572)

Earnings from discontinued operations	—	—	20,215

Earnings for purposes of computing diluted net earnings per common share	$15,327	$19,030	$12,643

Denominator:
Denominator for basic earnings per common share – weighted-average common shares outstanding	22,915	21,829	12,204
Incremental shares from stock-based compensation plans	645	1,179	—

Denominator for diluted earnings per common share	23,560	23,008	12,204

Diluted earnings per common share:
Earnings (loss) from continuing operations before discontinued operations	$0.65	$0.83	$(0.62)
Earnings from discontinued operations	—	—	1.66

Net earnings	$0.65	$0.83	$1.04

     For the years ended December 31, 2009, 2008 and 2007, options to purchase 1.2 million shares, 1.0 million shares and 1.0 million shares of common stock, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect as the options’ exercise prices were greater than the average market price of the common shares during the periods. For the year ended December 31, 2007, common shares of 1.4 million underlying Performance Units (Note 14) outstanding, respectively, were excluded from the computation of diluted earnings per common share due to their antidilutive effect to earnings per common share from continuing operations.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) GOODWILL AND OTHER INTANGIBLE ASSETS
  (a) Goodwill
     FASB ASC 350 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. The Company has selected October 1, the first day of its fourth quarter, as its annual assessment date. FASB ASC 350 requires that the Company perform goodwill impairment testing using a prescribed two-step, fair value approach.
     During each of the fourth quarters of 2009, 2008 and 2007, the Company performed the required annual impairment testing of goodwill in accordance with FASB ASC 350. As a result of these tests, the Company concluded that there was no impairment of goodwill as of those dates.
     All of the goodwill balances for all periods presented relate to the Company’s Recovery Audit Services – Americas segment.
     Goodwill is comprised of gross goodwill of $203.1 million less total accumulated impairment losses of $198.5 million resulting in reported goodwill of $4.6 million. For the years ended December 31, 2009 and 2008, there were no changes in the Company’s reported goodwill balances.
  (b) Other Intangible Assets
     The Company’s other intangible assets were acquired as part of the January 24, 2002 acquisition of the businesses of Howard Schultz & Associates International, Inc. and affiliates and the July 16, 2009 acquisition of First Audit Partners LLP (“FAP”). Intangible assets associated with the FAP acquisition are denominated in British Pounds Sterling and are subject to movements in foreign currency rates. The amounts below are presented in United States dollars utilizing foreign currency exchange rates as of December 31, 2009. Intangible assets consist of the following at December 31, 2009 and 2008 (in thousands):

	Estimated	December 31,	December 31,
	Useful Life	2009	2008
Amortized intangible assets:
Customer relationships:	6-20 years
Gross carrying amount		$34,181	$27,700
Accumulated amortization		(13,454)	(10,932)

Net carrying amount		20,727	16,768

Trademarks:	6 years
Gross carrying amount		523	—
Accumulated amortization		(40)	—

Net carrying amount		483	—

Non-compete agreements:	4.5 years
Gross carrying amount		773	—
Accumulated amortization		(79)	—

Net carrying amount		694	—

Unamortized intangible assets:
Trade name	Indefinite	2,200	2,200

Total intangible assets		$24,104	$18,968

     The provisions of FASB ASC 350 require that the Company review the carrying value of intangible assets with indefinite useful lives for impairment annually or whenever events and circumstances indicate that the

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
carrying value of an asset may not be recoverable from the estimated discounted future cash flows expected to result from its use and eventual disposition. At the time of adoption of FASB ASC 350, the Company selected October 1, the first day of its fourth quarter, as its annual assessment date.
     During each of the fourth quarters of 2009, 2008 and 2007, the Company performed the required annual impairment testing of its trade name in accordance with FASB ASC 350. As of January 21, 2010, the Company changed its trade name from PRG-Schultz International, Inc. to PRGX Global, Inc. and will no longer actively use the previous trade name. However, the Company will maintain the legal rights to the former name to prevent other companies from using that name. The Company’s previous trade name intangible asset will be amortized over six years beginning in January 2010. Management’s evaluation concluded that the six year life was a reasonable estimate of expected useful life.
     During the third quarter of 2007, management re-evaluated its policy related to the amortization of its customer relationships intangible asset. The customer relationships intangible asset had been amortized since its acquisition in 2002 using the straight-line method over a twenty year expected life. Management’s re-evaluation concluded that the original twenty year life continued to be a reasonable expectation. However, because of the expectation that revenues and profits from these customers will likely decline in future years, management concluded that an accelerated method of amortization of the customer relationships intangible asset would be more appropriate. The accelerated method results in amortization of the net unamortized June 30, 2007 balance over the remaining 14.5 year life at a rate that declines at approximately 8% per year. The Company adopted the new method in the third quarter of 2007 and the resulting change in amortization is being accounted for on a prospective basis in accordance with FASB ASC 350. Amortization expense in 2007 was increased by $0.5 million ($0.04 per weighted-average common share) as a result of the change in method. Amortization of intangible assets amounted to $2.6 million, $2.2 million and $1.9 million per year for the years ended December 31, 2009, 2008 and 2007, respectively. Based on the current amortization method, intangible asset amortization expense for each consecutive year for the next five years will be $3.8 million, $3.6 million, $3.5 million, $3.4 million and $3.0 million, respectively.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
     Activity related to the senior notes and senior convertible notes during the year ended December 31, 2007 is summarized as follows (in thousands):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		10% Senior
	11% Senior	Convertible
	Notes	Notes
Carrying value December 31, 2006	$43,796	$68,030

Amortization of discount (premium)	1,016	(853)
Carrying value of notes converted into common stock prior to redemption (Face value of $62,360)	—	(67,015)

Carrying value of notes redeemed in October 2007	(44,812)	(162)

Balance December 31, 2007	$—	$—

     Activity related to the Series A preferred stock during the year ended December 31, 2007 is summarized as follows (in thousands):

9% Series A
Preferred Stock
Liquidation value at December 31, 2006 (accrual basis)	$11,199

Accumulated dividends (accrual basis)	487
Liquidation value of preferred shares converted to common shares prior to redemption	(11,642)
Liquidation value of preferred shares redeemed in October 2007	(44)

Balance at December 31, 2007	$—

     As a consequence of the early repayment of the $25 million Ableco term loan in 2007 and the replacement of the revolving credit facility, the Company wrote-off $1.7 million of unamortized deferred loan costs in 2007. Such amount is included in 2007 interest expense. The Company incurred approximately $3.1 million of costs in connection with its entry into the amended and restated Ableco credit facility in September 2007. Such amount has been capitalized and is being amortized over the life of the facility.
     2008 and 2009 Repayments
     During 2008, the Company reduced the balance of the Ableco term loan by $25.9 million. This amount included $10.9 million of mandatory payments, including contingent payments (see below), as well as a voluntary prepayment of $15.0 million. During the first quarter of 2008, the Company completed an amendment of its credit facility, permitting the $15.0 million pre-payment without penalty and increasing the initial borrowing capacity under the revolver portion of the facility by $10 million. Certain components of the borrowing availability calculation were reduced over the term of the loan and availability was based on eligible accounts receivable and other factors.
     During 2009, the Company paid the required quarterly payments and reduced the balance on its term loan by $5.0 million. In March 2009, the Company entered into the second amendment of its credit facility, lowering certain of the debt covenant thresholds through March 10, 2010 and revising the borrowing base calculation. The borrowing availability calculation was modified for the remaining term of the credit facility. Availability was based on eligible accounts receivable and other factors.
     The Ableco term loan required quarterly principal payments of $1.25 million commencing in April 2008. The loan agreement also required an annual additional prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment was made in April 2008. The Company was not required to make an excess cash flow payment in 2009. Since the credit facility was replaced in January 2010, the annual additional contingent payment based on 2009 excess cash flow due in April 2010 will not be required. The remaining balance of the Ableco term loan was due in September 2011. Interest was payable monthly and accrued at the Company’s option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option could not have been less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, accrued at the Company’s option at either prime plus 0.25% or at LIBOR plus 2.25%. The Company also paid a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $22.5 million Ableco revolving credit facility. As of December 31, 2009, there were no outstanding borrowings under the Ableco revolving credit

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
facility. The weighted-average interest rates on term loan balances outstanding under the Ableco credit facility during 2009, 2008 and 2007, including fees, were 11.3%, 10.9% and 10.3%, respectively. The Ableco credit facility was guaranteed by each of the Company’s direct and indirect domestic wholly owned subsidiaries and certain of its foreign subsidiaries and is secured by substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries). The Ableco credit facility would have matured on September 17, 2011.
2010 New Credit Facility
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors.
     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each commencing in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment is payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of February 28, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility.
     The Company used substantially all the funds from the SunTrust term loan to prepay in full the $14.2 million outstanding under the Ableco term loan. No draw under the SunTrust revolver was necessary in connection with the prepayment and termination of the Ableco term loan.
     Capital Lease Obligation
     In November 2006, the Company entered into a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments which began November 1, 2007. Payments over the four year life of the agreement aggregate $1.1 million. The present value of payments remaining as of December 31, 2009 is $0.3 million using an imputed interest rate of 11.3%.
     Future Minimum Payments
     Minimum principal payments on the Company’s debt, adjusted for the new credit facility entered into in January 2010, and capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year Ending December 31,
2010	$3,260
2011	3,000
2012	3,000
2013	3,000
2014	3,000
Thereafter	—

$15,260

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) LEASE COMMITMENTS
     The Company is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, for 2009, 2008 and 2007, was $6.0 million, $6.9 million and $8.0 million, respectively.
     FASB ASC 420, “Exit or Disposal Cost Obligations” (“FASB ASC 420”), requires that a liability for costs to terminate a contract before the end of its term be recognized and measured at its fair value when the entity terminates the contract in accordance with the contract terms. The Company incurred approximately $1.2 million in 2007 in termination costs of noncancelable lease arrangements. The Company recognized a corresponding liability for the fair value of the remaining lease rentals, reduced by any estimable sublease rentals that could be reasonably obtained for the properties. This liability is reduced ratably over the remaining term of the cancelled lease arrangements as cash payments are made. Accretion related to discounting is included in rent expense.
     The Company has entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). In accordance with FASB ASC 840-20, “Operating Leases”, the total amount of rental payments due over the lease term is being charged to rent expense on the straight-line, undiscounted method over the lease terms.
     In November 2006, the Company entered into a capital lease agreement for the use of copier equipment to be used throughout its domestic locations. The agreement requires 36 monthly payments which began on November 1, 2007.
     The future minimum lease payments under noncancelable operating and capital leases are summarized as follows (in thousands):

	Operating	Capital
Year Ending December 31,	Leases	Leases
2010	$6,958	$273
2011	6,442	—
2012	6,446	—
2013	6,202	—
2014	5,822	—
Thereafter	323	—

Total payments	$32,193	273

Less amounts representing interest		(13)

Principal balance at December 31, 2009		$260

(10) INCOME TAXES
     Income taxes have been provided in accordance with FASB ASC 740, “Income Taxes” (“FASC ASC 740”). Total income tax expense for the years ended December 31, 2009, 2008 and 2007 was allocated as follows (in thousands):

	2009	2008	2007
Earnings (loss) from continuing operations	$3,028	$3,502	$1,658
Earnings (loss) from discontinued operations	—	—	408
Effect of cumulative translation adjustment	—	—	—

	$3,028	$3,502	$2,066

     Earnings (loss) before income taxes from continuing operations for the years ended December 31, 2009, 2008 and 2007 relate to the following jurisdictions (in thousands):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2009	2008	2007
United States	$4,369	$18,300	$(9,775)
Foreign	13,986	4,232	4,348

	$18,355	$22,532	$(5,427)

     The provision for income taxes attributable to continuing operations for the years ended December 31, 2009, 2008 and 2007 consists of the following (in thousands):

	2009	2008	2007
Current:
Federal	$40	$(130)	$130
State	85	—	—
Foreign	3,419	3,055	1,341

	3,544	2,925	1,471

Deferred:
Federal	—	130	(130)
State	—	—	—
Foreign	(516)	447	317

	(516)	577	187

Total	$3,028	$3,502	$1,658

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The significant differences between the U.S. federal statutory tax rate and the Company’s effective tax expense (benefit) for earnings (loss) from continuing operations (in thousands) for the years ended December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
Statutory federal income tax rate	$6,424	$7,886	$(1,899)
State income taxes, net of federal benefit	90	362	(571)
Change in deferred tax asset valuation allowance	(6,093)	(13,058)	239
First Audit Partners acquisition – basis difference	668	—	—
Foreign loss carry-forward adjustment	—	5,115	—
Loss on extinguishment of debt	—	—	2,325
Foreign taxes	586	1,930	1,207
Compensation deduction limitation	1,104	—	—
Other, net	249	1,267	357

	$3,028	$3,502	$1,658

     The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities as of December 31, 2009 and 2008 consist of the following (in thousands):

	2009	2008
Deferred income tax assets:
Accounts payable and accrued expenses	$2,165	$2,582
Accrued payroll and related expenses	3,052	2,967
Stock — based compensation	8,060	9,507
Depreciation	3,482	2,744
Noncompete agreements	122	341
Unbilled receivables and refund liabilities	1,426	1,147
Foreign operating loss carry-forwards of foreign subsidiary	2,071	2,842
Federal operating loss carry-forwards	16,597	14,981
Intangible assets	23,832	29,103
State operating loss carry-forwards	2,624	2,665
Other	4,003	4,134

Gross deferred tax assets	67,434	73,013
Less valuation allowance	58,304	64,307

Gross deferred tax assets net of valuation allowance	9,130	8,706

Deferred income tax liabilities:
Intangible assets	7,340	7,293
Capitalized software	1,206	1,204
Other	303	443

Gross deferred tax liabilities	8,849	8,940

Net deferred tax assets (liabilities)	$281	$(234)

     FASB ASC 740 requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including the Company’s past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.
     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. For the year ended December 31, 2009, management has determined that based on all available evidence, a valuation allowance of $58.3 million is appropriate, as compared to a valuation allowance in the amount of $64.3 million as of the year ended December 31, 2008.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     As of December 31, 2009, the Company had approximately $47.4 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The federal loss carry-forwards expire through 2029. As of December 31, 2009, the Company had approximately $67.3 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2014 and 2029 and are subject to certain limitations.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $47.4 million of U.S. federal loss carry-forwards available to the Company, $21.9 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.
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
     FASB ASC 740 prescribes a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, the Company’s policy for recording interest and penalties associated with tax positions is to record such items as a component of income before taxes.
     The Company recognized interest expense of $0.3 million related to the liability for unrecognized tax benefits in each of the two years ended December 31, 2009 and 2008. The interest expense associated with the liability for unrecognized tax benefits is included as a component of income before taxes. The Company had approximately $1.5 million and $1.2 million accrued for the payment of interest related to the liability for unrecognized tax benefits as of December 31, 2009, and 2008, respectively.
     The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2009, the 2006 through 2009 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2006 may also subject returns for those years to examination.
     The Company has an unrecognized tax benefit of $1.8 million as of December 31, 2009, 2008 and 2007. There have been no additions or reductions to this amount for the years ended December 31, 2009, 2008 and 2007.
(11) EMPLOYEE BENEFIT PLANS
     The Company maintains a 401(k) Plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. Employee contributions are matched by the Company in a discretionary amount to be determined by the Company each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. The Company may also make additional discretionary contributions to the Plan as determined by the Company each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. Company contributions for continuing and discontinued operations were approximately $1.0 million in 2009, $1.0 million in 2008 and $0.8 million in 2007.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company maintained deferred compensation arrangements for certain key officers and executives prior to 2007. Total expense related to these deferred compensation arrangements was less than $0.1 million in 2007. Net payments related to these deferred compensation arrangements were approximately $0.9 million in 2007. As of December 31, 2009 and 2008, there were no remaining balances related to these deferred compensation arrangements.
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
     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new class of stock, the participating preferred stock. The Company’s remaining, undesignated preferred stock (1 million shares authorized as of December 31, 2009) may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.
(13) COMMITMENTS AND CONTINGENCIES
  Legal Proceedings
     On April 1, 2003, Fleming Companies (“Fleming”), one of the Company’s larger U.S. recovery audit services clients at the time filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that were alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code.
     On July 29, 2009, the Company entered into a settlement agreement in connection with the PCT lawsuit. Under the terms of the settlement agreement, the Company paid the PCT $1.7 million to resolve all claims made by the PCT in the litigation. In connection with the settlement, the Company also agreed to dismiss all proofs of claim it may have against Fleming in connection with the bankruptcy. Selling, general and administrative expenses for the year ended December 31, 2009 includes a charge of $0.7 million related to the settlement with the PCT for amounts not previously accrued.
     In the normal course of business, the Company is involved in and subject to other claims, disputes and uncertainties. Management, after reviewing with legal counsel all of such matters, believes that the aggregate losses, if any, related to such matters will not have a material adverse effect on the Company’s financial position or results of operations.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(14) STOCK-BASED COMPENSATION
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan (“SIP”), (2) the 2006 Management Incentive Plan (“2006 MIP”), and (3) the 2008 Equity Incentive Plan (“2008 EIP”).
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
     During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Two million shares of the Company’s common stock have been reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers. The options granted pursuant to the 2008 EIP have seven year terms.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes stock option grants during the years ended December 31, 2009, 2008 and 2007:

	# of		Weighted
	Options	Vesting	Average	Grant Date
	Granted	Period	Exercise Price	Fair Value
2009

	296,296	4 years (1)	$3.57	$763,529
	42,730	1 year (2)	2.82	88,011
	505,755	3 years (3)	2.92	1,088,334

2008

	60,135	1 year (4)	9.87	393,722
	211,460	3 years (3)	9.51	1,338,330

2007

	104,346	1 year (5)	12.89	881,275
	514,500	3 years (6)	13.54	4,659,363

(1)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company. Mr. Bahl’s options were granted in two tranches, the first of which consists of 111,111 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 185,185 shares and vests 50% on each of the second and fourth anniversaries of the grant date.

(2)	Non-qualified stock options were granted under the 2008 EIP to the Company’s five non-employee directors. The options vest in full upon the earlier of (i) May 26, 2010, and (ii) the date of, and immediately prior to, the Company’s 2010 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested options are forfeited when a director leaves the Board. The options terminate on May 25, 2016, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before May 25, 2016.

(3)	Non-qualified options were granted to executive and non-executive employees of the Company pursuant to the 2008 EIP. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

(4)	Non-qualified stock options were granted under the 2008 EIP to the Company’s five non-employee directors. The options became fully vested on May 27, 2009, the date of the Company’s 2009 annual meeting of the shareholders.

(5)	Non-qualified stock options were granted to the Company’s six non-employee directors. The options became fully vested on May 29, 2008, the date of the Company’s 2008 annual meeting of the shareholders.

(6)	Non-qualified options were granted to executive and non-executive employees of the Company. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following table summarizes nonvested stock awards (restricted stock and restricted stock units) grants during the years ended December 31, 2009, 2008 and 2007:

	# of
	Shares	Vesting	Grant Date
	Granted	Period	Fair Value
2009

	344,445	4 years (1)	$1,229,669
	42,730	1 year (2)	120,499
	20,000	3 years (3)	57,400
	522,832	3 years (4)	1,546,636
	25,000	3 years (5)	168,500

2008

	25,325	1 year (6)	249,958
	171,323	3 years (7)	1,629,282
	317,192	3 years (8)	3,016,496

2007

	—	—	—

(1)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock. Mr. Bahl’s nonvested stock awards were granted in two tranches, the first of which consists of 233,334 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 111,111 shares and vests 50% on each of the second and fourth anniversaries of the grant date. During the vesting period, Mr. Bahl will be entitled to receive dividends with respect to the nonvested shares, if any, and to vote the shares.

(2)	Nonvested stock awards (restricted stock) were granted to the Company’s five non-employee directors pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) May 26, 2010, and (ii) the date of, and immediately prior to, the Company’s 2010 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantees of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.

(3)	Nonvested stock awards (restricted stock) granted to an employee of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock vest 50% on each of the first and third anniversaries of the grant date. During the vesting period, the restricted stock grantee will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares.

(4)	Nonvested stock awards (restricted stock and restricted stock units) granted to executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock and the restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)	Nonvested stock awards (restricted stock units) granted to 3 employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock units vest on the third anniversary of the grant date. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

(6)	Nonvested stock awards (restricted stock) were granted to the Company’s five non-employee directors pursuant to the 2008 EIP. The shares of restricted stock vested on May 27, 2009, the date of the Company’s 2009 annual meeting of shareholders.

(7)	Nonvested stock awards (restricted stock and restricted stock units) were granted to 68 executive and non-executive employees of the Company pursuant to the 2008 EIP. These shares of restricted stock and restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

(8)	Nonvested stock awards (restricted stock and restricted stock units) were granted to 68 executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. These shares of restricted stock and restricted stock units will vest on December 31, 2011 provided that Company performance goals outlined in the stock award agreements are met for the three-year period ending December 31, 2011. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
     A summary of option activity as of December 31, 2009, and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
Options	Shares	(Per Share)	Term	($ 000’s)
Outstanding at January 1, 2009	1,060,596	$17.39
Granted	844,821	3.14
Exercised	(9,375)	2.80
Forfeited	(140,768)	28.26
Expired	(14,705)	99.79

Outstanding at December 31, 2009	1,740,569	$8.98	5.18 years	$2,284

Exercisable at December 31, 2009	710,407	$14.79	3.92 years	$47

     The weighted-average grant date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $2.31 per share, $6.38 per share and $8.93 per share, respectively.
     A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2009, and changes during the year then ended is presented below:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted
		Average Grant
		Date Fair Value
Nonvested Stock	Shares	(Per Share)
Nonvested at January 1, 2009	194,759	$9.56
Granted	955,007	3.27
Vested	(108,767)	8.67
Forfeited	(45,846)	6.67

Nonvested at December 31, 2009	995,153	$3.75

     The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted during the years ended December 31, 2009 and 2008 was $3.27 per share and $9.56 per share, respectively. There were no grants of nonvested stock during the year ended December 31, 2007.
2006 MIP Performance Units
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
     All Performance Units must be settled before April 30, 2016. The Company recognized compensation expense (credit) of $(0.2 million), $(0.4 million) and $19.6 million during the years ended December 31, 2009, 2008 and 2007, respectively, related to these 2006 MIP Performance Unit awards, including $17.7 million related to the automatic adjustments in the year ended December 31, 2007. The amount of compensation expense recognized was based on the assumption that none of the Performance Unit awards would be forfeited.
     During the second quarter of 2009, an aggregate of 1,040,766 Performance Units under the 2006 MIP were settled by seven then current and former executive officers. These settlements resulted in the issuance of 624,456 shares of common stock and cash payments totaling $1.3 million. In July 2009, 224,154 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 134,492 shares of common stock and a cash payment of $0.3 million. In November 2009, 89,662 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 53,797 shares of common stock and a cash payment of $0.2 million. In December 2009, 119,548 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 71,728 shares of common stock and a cash payment of $0.2 million. As of December 31, 2009, a total of 268,988 Performance Units were outstanding and fully vested under the 2006 MIP.
     On April 30, 2008, an aggregate of 493,137 Performance Units under the 2006 MIP were settled by six executive officers. These settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During the years ended December 31, 2009, 2008 and 2007, stock-based compensation charges aggregated $3.3 million, $2.2 million and $21.0 million, respectively. Such charges are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2009, there was $5.7 million of unrecognized stock-based compensation expense related to stock options, nonvested stock and Performance Unit awards which is expected to be recognized over a weighted average period of 4.86 years.
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     Information regarding assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 follows (in thousands):

		Fair Value Measurements at Reporting Date
		Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2009
Assets:
Cash and cash equivalents	$33,026	$33,026	$—	$—

Liabilities:
Business acquisition obligations	$2,695	$—	$—	$2,695

As of December 31, 2008
Assets:
Cash and cash equivalents	$26,688	$26,688	$—	$—

     In accordance with the provisions of FASB ASC 350, the Company tests its goodwill and other intangible assets for impairment at least annually. The annual impairment tests are based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the assets. As of the date of the last test, which was October 1, 2009, management concluded that there was no impairment of goodwill or other intangible assets as of that date. FASB ASC 350 requires that intangible assets with finite lives be amortized over their expected lives.
     Debt and capital lease obligations of $14.3 million and $19.6 million as of December 31, 2009 and 2008, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in FASB ASC 820 (significant other observable inputs). Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.
(16) WORKFORCE REDUCTION AND RESTRUCTURING

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On September 30, 2005, the Company’s Board of Directors approved a restructuring plan and authorized implementation of the plan. The expense restructuring plan encompassed exit activities, including reducing the number of clients served, reducing the number of countries in which the Company operates, reducing headcount, and terminating operating leases. In 2007, the Company recorded additional restructuring charges for early lease termination costs of $1.3 million and leasehold improvement impairment charges of $0.3 million under this plan.
     The operational restructuring plan as originally contemplated and approved in 2005 has been completed. The following table summarizes activity by reporting segment associated with the workforce reduction and restructuring liabilities (in thousands) as of December 31, 2009:

	Recovery	Recovery
	Audit	Audit Services
	Services–	– Europe	New	Corporate	Restructuring
	Americas	Asia-Pacific	Services	Support	Liabilities
Balance as of December 31, 2006					$3,928
2007 Accruals:
Lease termination costs	—	—	—	1,300	1,300
Non cash impairment charges	—	—	—	344	344
2007 Payments					(2,015)
2007 Allocations					872

Balance as of December 31, 2007					4,429
2008 Payments					(427)

Balance as of December 31, 2008					4,002
2009 Payments					(430)

Balance as of December 31, 2009					$3,572

     Allocations reflected above primarily relate to the reclassification of operating lease liabilities which had already been recorded in accordance with FASB ASC 840-20.
(17) BUSINESS ACQUISTION
     Effective July 16, 2009, the Company’s UK subsidiary acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, England. The business and assets of FAP have been integrated into the Company’s European operations (included in the Recovery Audit Services – Europe/Asia-Pacific operating segment) and expanded the growing list of major European retailers to whom the Company provides services.
     The financial terms of the FAP Asset Purchase Agreement (“APA”) are denominated in British pounds sterling; parenthetical references to U.S. dollar equivalents below are based on the foreign exchange rates as of the acquisition date. The APA required an initial payment to the FAP owners of £1.0 million ($1.6 million) and requires additional deferred payments of £0.5 million ($0.8 million) in January 2010 and £0.8 million ($1.3 million) in July 2010. Additional variable consideration (“earn-out”) may also be due based on the operating results generated by the acquired business over the next four years. The Company recorded an additional £1.3 million ($2.1 million) payable based on management’s estimate of the earn-out liability. The earn-out liability was calculated based on estimated future discounted cash flows to be generated by the acquired business over a four year period. The discount rate was determined based on specific business risk, cost of capital and other factors. The total estimated purchase price is valued at approximately $5.8 million.
     The estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair values of assets acquired:
Equipment	$56
Current assets, primarily work in progress	741
Intangible assets, primarily customer relationships	7,830

8,627

Fair value of purchase price	5,839

Gain on bargain purchase	$2,788

Transaction costs	(400)

Gain on bargain purchase, net	$2,388

     The estimated fair values of intangible assets were based on management’s estimates of future discounted cash flows to be generated by the acquired business over the estimated duration of those cash flows. The estimated cash flows were based on management’s projection of future revenues, cost of revenues, capital expenditures, working capital needs and tax rates. Although the cash flow projections are based on FAP’s historical performance, combined with experience with similar clients in the same market, there could be an unforeseen change in the business that could negatively impact the estimated future cash flows which would negatively impact the value of the intangible assets. Management estimated the duration of the cash flows based on historical client retention experience and other factors specific to FAP’s clients. The discount rate was determined based on specific business risk, cost of capital and other factors. The excess of fair values of assets acquired over the purchase price resulted in a gain on bargain purchase of $2.8 million.
(18) QUARTERLY RESULTS
     The following tables set forth certain unaudited condensed quarterly financial data for each of the last eight quarters during the Company’s fiscal years ended December 31, 2009 and 2008. The information has been derived from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2009 Quarter Ended				2008 Quarter Ended
	Mar. 31*	June 30*	Sept. 30*	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenues	$39,252	$45,471	$45,321	$49,539	$48,263	$49,648	$49,182	$48,613
Cost of revenues	26,413	28,328	28,974	33,003	30,252	32,941	31,169	31,539

Gross margin	12,839	17,143	16,347	16,536	18,011	16,707	18,013	17,074
Selling, general and administrative expenses	9,723	10,773	11,001	12,376	12,843	11,024	12,139	8,022

Operating income	3,116	6,370	5,346	4,160	5,168	5,683	5,874	9,052

Gain on bargain purchase, net	—	—	2,388	—	—	—	—	—
Interest expense, net	699	727	728	871	991	765	789	700

Earnings before income taxes	2,417	5,643	7,006	3,289	4,177	4,918	5,085	8,352

Income tax expense	544	618	605	1,261	593	400	879	1,630

Net earnings	$1,873	$5,025	$6,401	$2,028	$3,584	$4,518	$4,206	$6,722

Basic earnings per common share	$0.08	$0.22	$0.27	$0.09	$0.17	$0.21	$0.19	$0.30

Diluted earnings per common share	$0.08	$0.21	$0.27	$0.08	$0.16	$0.20	$0.18	$0.29

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

*	Certain reclassifications were recorded during the fourth quarter of 2009, thus, cost of revenues, selling, general and administrative expenses and gain on bargain purchase, net line items will not agree with previously filed Form 10-Q’s. Income before interest and income taxes did not change for any period previously reported.
(19) SUBSEQUENT EVENTS
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. For additional information see Note 8 above.
     In February 2010, the Company acquired all the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. The Etesius acquisition is expected to allow the Company to expand its New Services offering, more specifically, its business analytics and advisory services businesses.
     The financial terms of the Etesius Share Purchase Agreement require an initial payment to the Etesius shareholders of $2.8 million and require additional deferred payments of $1.2 million to be paid over four years. Additional variable consideration up to an aggregate of $3.8 million may also be due based on the financial performance of certain of the Company’s service lines over the next four years. The Company has not completed the valuations and accounting required under FASB ASC 805.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None

ITEM 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
          The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.
     Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
     Commencing with this annual report on Form 10-K we are not deemed to be an “accelerated filer” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float was below the required threshold as of the last business day of our second fiscal quarter of 2009. As a result of becoming a non-accelerated filer, we are not required to provide an attestation report of our registered public accounting firm regarding our internal control over financial reporting. We have elected to not include such an attestation report in this annual report, which election was approved by the Audit Committee of our Board of Directors.
     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s report shall not be deemed filed for purposes of Section 18 of the Exchange Act.

ITEM 9B.	Other Information.
     None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
     Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan (“SIP”), (2) the 2006 Management Incentive Plan (“2006 MIP”), and (3) the 2008 Equity Incentive Plan (“2008 EIP”). The SIP, as amended, authorized the grant of options or other stock-based awards, with respect to up to 1,237,500 shares of the Company’s common stock to key employees, directors, consultants and advisors. The SIP expired in June 2008.
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
     The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2009:

		Weighted-average
	Number of securities to be	exercise	Number of securities remaining
	issued	price of outstanding	available for future issuance under
	upon exercise of outstanding	options, warrants and	equity compensation plans (excluding
Plan category	options, warrants and rights	rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

Stock Incentive Plan	677,149	$15.86	—

2008 Equity Incentive Plan	1,653,400	4.99	237,833

Share awards (1)	161,391	—	77,794

Equity compensation plans not approved by security holders (2)	640,741	3.57	—

Total	3,132,681	$8.98	315,627

(1)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.

(2)	Inducement Option Grant — during the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company and nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock.

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
     (a) Documents filed as part of the report
          (1) Consolidated Financial Statements:
               For the following consolidated financial information included herein, see Index on Page 42.
          (2) Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts	S-1
          (3) Exhibits

Exhibit
Number	Description

2.1	Share Purchase Agreement dated February 25, 2010 by and between PRGX U.K. Limited and Etesius Limited.

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

Exhibit
Number	Description

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

+10.1	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).

+10.2	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).

+10.3	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.4	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.5	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.5.1	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

+10. 6	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.7	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

10.8	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.8.1	Amendment to Investor Rights Agreement dated March 28, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.9	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

+10.10	Amended and Restated Employment Agreement between Registrant and Mr. James B. McCurry, dated as of December 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2007).

+10.10.1	Release Agreement dated December 1, 2008 between the Registrant and Mr. McCurry (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.11	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).

+10.11.1	First Amendment to Separation and Release Agreement with John M. Cook dated March 16, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on March 22, 2006).

+10.12	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).

Exhibit
Number	Description

+10.12.1	First Amendment to Separation and Release Agreement with John M. Toma dated March 16, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed on March 22, 2006).

+10.13	Employment Agreement between the Registrant and Peter Limeri entered into on November 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 4, 2008).

10.14	Amended and Restated Standstill Agreement, dated as of July 16, 2007, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2007).

10.15	Restructuring Support Agreement dated December 23, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-K for the year ended December 31, 2005).

10.15.1	Amended and Restated Restructuring Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.16	Employment Agreement between the Registrant and Larry Robinson dated November 28, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.17	Employment Agreement between the Registrant and Brad Roos dated November 28, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.18	Expatriate Assignment Agreement with Brad Roos (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 14, 2008).

+10.18.1	Separation Agreement between the Registrant and Brad Roos dated May 29, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 1, 2009).

10.19	Registration Rights Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

10.20	Amended and Restated Financing Agreement dated September 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 21, 2007).

10.20.1	Amendment Number One to Amended and Restated Financing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2008).

10.20.2	Amendment Number Two to Amended and Restated Financing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2009)

10.21	Security Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).

+10.22	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.22.1	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.22.2	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2007).

+10.23	Employment Agreement with Norman Lee White dated June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 20, 2006).

+10.23.1	Separation Agreement dated November 30, 2008 between PRG-Schultz USA and Mr. White (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 4, 2008).

+10.24	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on September 18, 2007).

+*10.25	2008 PRG-Schultz Performance Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q for the quarter ended March 31, 2008).

+10.26	2009 PRG-Schultz Performance Bonus Plan

+10.27	PRG-Schultz International, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2008).

Exhibit
Number	Description

+10.27.1	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.27.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.28	Employment Agreement dated January 8, 2009, by and between Mr. Romil Bahl and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on January 14, 2009).

+10.28.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Report on Form 8-K filed on January 14, 2009).

+10.28.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Report on Form 8-K filed on January 14, 2009).

+10.29	Employment Agreement dated May 26, 2009 by and between the Registrant and Robert B. Lee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2009).

10.30	Revolving Credit and Term Loan Agreement dated as of January 19, 2010, by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as co-borrowers, the lenders from time to time party thereto, SunTrust Bank, as issuing bank, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 25, 2010).

10.30.1	Subsidiary Guaranty Agreement dated as of January 19, 2010 by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as borrowers, each of the subsidiaries of PRGX Global, Inc. listed on schedule I thereto, as guarantors, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 25, 2010).

10.30.2	Security Agreement dated January 19, 2010 among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 25, 2010).

10.30.3	Equity Pledge Agreement dated as of January 19, 2010, made by PRGX Global, Inc. (formerly PRG-Schultz International, Inc), PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 25, 2010).

+10.31	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008

+10.32	Employment Agreement between the Registrant and Jennifer G. Moore dated November 28, 2008

+10.32.1	Separation Agreement between the Registrant and Jennifer G. Moore dated October 26, 2009.

+10.33	Employment Agreement between the Registrant and James Shand dated March 12, 2009.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2009.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2009.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2009.

*	Confidential treatment, pursuant to 17 CFR §§ 200.80 and 240.24b-2, has been granted regarding certain portions of the indicated Exhibit, which portions have been filed separately with the Commission.

+	Designates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
By:	/s/ ROMIL BAHL
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

Date: March 29, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROMIL BAHL	President, Chief Executive Officer and Director	March 29, 2010
Romil Bahl	(Principal Executive Officer)

/s/ ROBERT B. LEE	Chief Financial Officer and Treasurer	March 29, 2010
Robert B. Lee	(Principal Financial Officer)

/s/ LEE GENTRY	Controller	March 29, 2010
Lee Gentry	(Principal Accounting Officer)

/s/ DAVID A. COLE	Director	March 29, 2010
David A. Cole

/s/ PATRICK G. DILLS	Chairman of the Board	March 29, 2010
Patrick G. Dills

/s/ N. COLIN LIND	Director	March 29, 2010
N. Colin Lind

/s/ PHILIP J. MAZZILLI, JR.	Director	March 29, 2010
Philip J. Mazzilli, Jr.

/s/ STEVEN P. ROSENBERG	Director	March 29, 2010
Steven P. Rosenberg

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(In thousands)

		Additions	Deductions
		Charge
	Balance at	(Credit) to	Credit to	Balance at
	Beginning	Costs and	the respective	End of
Description	of Year	Expenses	receivable (1)	Year
2009
Allowance for doubtful accounts receivable	$921	137	(26)	$1,032
Allowance for doubtful employee advances and miscellaneous receivables	$311	235	(195)	$351
Deferred tax valuation allowance	$64,307	(6,003)	—	$58,304
2008
Allowance for doubtful accounts receivable	$826	319	(224)	$921
Allowance for doubtful employee advances and miscellaneous receivables	$1,831	—	(1,520)	$311
Deferred tax valuation allowance	$79,805	(15,498)	—	$64,307
2007
Allowance for doubtful accounts receivable	$1,795	(961)	(8)	$826
Allowance for doubtful employee advances and miscellaneous receivables	$1,306	525	—	$1,831
Deferred tax valuation allowance	$79,240	565	—	$79,805

(1)	Write-offs, net of recoveries

S-1