Form 10-Q
period 2010-03-31
PRGX GLOBAL, INC.
filed 2010-05-17
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at May 10, 2010 were 23,374,913.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Revenues	$41,329	$39,252
Cost of revenues	29,908	26,167

Gross margin	11,421	13,085

Selling, general and administrative expenses	12,655	9,969

Operating income (loss)	(1,234)	3,116

Interest expense, net	1,765	699

Earnings (loss) before income taxes	(2,999)	2,417

Income tax expense	436	544

Net earnings (loss)	$(3,435)	$1,873

Basic earnings (loss) per common share (Note B)	$(0.15)	$0.08

Diluted earnings (loss) per common share (Note B)	$(0.15)	$0.08

Weighted-average common shares outstanding (Note B):
Basic	23,527	22,146

Diluted	23,527	23,136

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents (Notes F and I)	$23,507	$33,026
Restricted cash	121	256
Receivables:
Contract receivables, less allowances of $1,025 in 2010 and $1,032 in 2009:
Billed	25,802	28,034
Unbilled	3,587	4,481

	29,389	32,515
Employee advances and miscellaneous receivables, less allowances of $282 in 2010 and $351 in 2009	714	276

Total receivables	30,103	32,791

Prepaid expenses and other current assets	2,307	2,335

Total current assets	56,038	68,408

Property and equipment, at cost	37,630	34,446
Less accumulated depreciation and amortization	(24,126)	(24,443)

Property and equipment, net	13,504	10,003

Goodwill (Notes D and I)	4,600	4,600
Intangible assets, less accumulated amortization of $14,487 in 2010 and $13,573 in 2009 (Note I)	24,283	24,104
Unbilled receivables	1,108	1,410
Other assets	847	1,988

	$100,380	$110,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,816	$15,707
Accrued payroll and related expenses	16,173	19,884
Refund liabilities	7,300	7,467
Deferred revenue	1,751	916
Current portions of debt and capital lease obligations (Note G)	3,176	3,260
Business acquisition obligations	1,771	2,695

Total current liabilities	41,987	49,929

Long-term debt and capital lease obligations (Note G)	11,250	11,070
Deferred income taxes	395	—
Noncurrent compensation obligations	974	978
Refund liabilities	674	733
Other long-term liabilities	6,128	6,364

Total liabilities	61,408	69,074

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares;
23,267,321 shares issued and outstanding as of March 31, 2010 and 23,272,892 shares issued and outstanding as of December 31, 2009	233	233
Additional paid-in capital	563,373	562,563
Accumulated deficit	(528,096)	(524,661)
Accumulated other comprehensive income	3,462	3,304

Total shareholders’ equity	38,972	41,439

	$100,380	$110,513

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(3,435)	$1,873
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	2,110	1,291
Amortization of deferred loan costs (Note G)	1,411	197
Stock-based compensation expense	818	15
Loss on sale of property and equipment	—	1
Deferred income taxes	(520)	99
Changes in assets and liabilities:
Restricted cash	135	(59)
Billed receivables	2,225	5,156
Unbilled receivables	1,196	1,603
Prepaid expenses and other current assets	(7)	525
Other assets	20	4
Accounts payable and accrued expenses	(4,002)	(3,583)
Accrued payroll and related expenses	(3,341)	(5,927)
Refund liabilities	(226)	(892)
Deferred revenue	282	27
Noncurrent compensation obligations	(3)	145
Other long-term liabilities	(130)	(107)

Net cash provided by (used in) operating activities	(3,467)	368

Cash flows from investing activities:
Business acquisitions	(3,841)	—
Purchases of property and equipment, net of disposal proceeds	(1,457)	(745)

Net cash used in investing activities	(5,298)	(745)

Cash flows from financing activities:
Repayment of former credit facility (Note G)	(14,154)	—
Repayments of debt	(750)	(1,326)
Proceeds from term loan (Note G)	15,000	—
Repurchases of common stock	—	(246)
Restricted stock remitted by employees for taxes	(6)	—
Payments for deferred loan costs	(540)	—

Net cash used in financing activities	(450)	(1,572)

Effect of exchange rates on cash and cash equivalents	(304)	(280)

Net change in cash and cash equivalents	(9,519)	(2,229)

Cash and cash equivalents at beginning of period	33,026	26,688

Cash and cash equivalents at end of period	$23,507	$24,459

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$313	$545

Cash paid during the period for income taxes, net of refunds	$691	$1,820

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
     New Accounting Standards
     FASB ASC 985-605. In September 2009, the EITF reached final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables” (“Issue 08-1”), which will update FASB ASC 985-605 “Software-Revenue Recognition” and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The Company is currently evaluating the impact that the adoption of Issue 08-1 will have on its consolidated financial statements.
Note B — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Basic earnings (loss) per common share:
Numerator for earnings per common share calculations:
Net earnings (loss)	$(3,435)	$1,873

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	23,527	22,146

Basic earnings (loss) per common share	$(0.15)	$0.08

	Three Months Ended
	March 31,
	2010	2009
Diluted earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Net earnings (loss)	$(3,435)	$1,873

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	23,527	22,146
Incremental shares from stock-based compensation plans	—	990
Denominator for diluted earnings (loss) per common share	23,527	23,136

Diluted earnings (loss) per common share	$(0.15)	$0.08

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     For the three months ended March 31, 2010, 268,988 Performance Units related to the Company’s 2006 Management Incentive Plan and options to purchase 1.7 million shares of common stock were not included in the computation of diluted earnings per common share due to their antidilutive effect to loss per common share. For the three months ended March 31, 2009, options to purchase 1.3 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. Weighted-average common shares outstanding for the three month period ended March 31, 2010 include 0.6 million nonvested restricted shares and 0.3 million nonvested restricted share units which are considered to be participating securities.
Note C — Stock-Based Compensation
     The Company currently has outstanding awards granted under the following three stock-based compensation plans: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) — (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     On February 25, 2010, non-qualified options to purchase an aggregate of 10,000 shares of the Company’s common stock were granted to 3 non-executive officer employees of the Company pursuant to the 2008 EIP. The options have an exercise price of $5.98 per share, expire seven years after their grant date and vest in three equal annual installments beginning on the first anniversary of the grant date. The option awards had an aggregate grant date fair value of $0.04 million.
     On February 25, 2010, nonvested stock awards (restricted stock units) representing 10,000 shares in aggregate of the Company’s common stock were granted to 3 non-executive officer employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. These awards had an aggregate grant date fair value of $0.1 million. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.
2006 MIP Performance Units
     As of March 31, 2010, a total of 268,988 Performance Units were outstanding and fully vested under the 2006 MIP. On April 30, 2010, an aggregate of 134,493 Performance Units under the 2006 MIP were settled by two executive officers and a former executive officer. These settlements resulted in the issuance of 80,694 shares of common stock and cash payments totaling $0.4 million.
     On May 3, 2010, 44,832 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million.
     Selling, general and administrative expenses for the three months ended March 31, 2010 and 2009 include $0.8 million and $0.02 million, respectively, related to stock-based compensation charges. At March 31, 2010, there was $5.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.12 years.
Note D - Operating Segments and Related Information
     The Company is comprised of the following reportable operating segments:
     Recovery Audit Services — Americas
     The Recovery Audit Services — Americas segment represents recovery audit services (other than healthcare recovery audit services) provided in the United States of America (“U.S.”), Canada and Latin America.
     Recovery Audit Services — Europe/Asia-Pacific

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than healthcare recovery audit services) provided in Europe, Asia and the Pacific region.
     New Services
     The New Services segment represents services to healthcare organizations, including recovery audit services, business analytics and advisory services.
     Corporate Support
     The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Recovery Audit Services and New Services segments in a segment referred to as corporate support.
     The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to the fourth quarter of 2009, the Company reported its results under two operating segments – Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of prior years’ financial information in this Form 10-Q has been restated to conform to the current presentation.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the three months ended March 31, 2010 and 2009 and segment goodwill information as of March 31, 2010 and 2009 is presented below (in thousands):

	Recovery	Recovery Audit
	Audit	Services -
	Services-	Europe/Asia -	New	Corporate
	Americas	Pacific	Services	Support	Total
Three Months Ended March 31, 2010
Revenues	$24,974	$14,738	$1,617	$—	$41,329

Net earnings (loss)	$4,127	$1,009	$(1,425)	$(7,146)	$(3,435)

Income taxes	—	—	—	436	436
Interest, net	(23)	104	1	1,683	1,765
Depreciation and amortization expense	1,480	405	225	—	2,110

EBITDA	$5,584	$1,518	$(1,199)	$(5,027)	$876
Foreign currency (gains) losses on intercompany balances	(7)	628	—	—	621
Stock-based compensation	—	—	—	818	818

Adjusted EBITDA	$5,577	$2,146	$(1,199)	$(4,209)	$2,315

Three Months Ended March 31, 2009
Revenues	$28,141	$10,008	$1,103	$—	$39,252

Net earnings (loss)	$8,112	$(304)	$(860)	$(5,075)	$1,873

Income taxes	—	—	—	544	544
Interest, net	(38)	—	—	737	699
Depreciation and amortization expense	1,178	65	48	—	1,291

EBITDA	$9,252	$(239)	$(812)	$(3,794)	$4,407
Foreign currency (gains) losses on intercompany balances	(1)	606	—	—	605
Stock-based compensation	—	—	—	15	15

Adjusted EBITDA	$9,251	$367	$(812)	$(3,779)	$5,027

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note E – Comprehensive Income
     The Company applies the provisions of FASB ASC 220, “Comprehensive Income” (“FASB ASC 220”). This standard establishes items that are required to be recognized under accounting standards as components of comprehensive income. FASB ASC 220 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended March 31, 2010 and 2009, the Company’s consolidated comprehensive income (loss) was $(3.3 million) and $2.1 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $23.5 million and $33.0 million, respectively, of which cash equivalents represented approximately $14.9 million and $20.7 million, respectively. The Company had $11.6 million and $17.1 million in cash equivalents at U.S. banks at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010 and December 31, 2009, certain of the Company’s international subsidiaries held $3.3 million and $3.6 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at March 31, 2010 were held in Canada.
Note G - Long Term Debt
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors.
     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each commencing in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment is payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of March 31, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The Company made mandatory principal payments on its SunTrust term loan totaling $0.8 million during the three months ended March 31, 2010.
     The Company used substantially all the funds from the SunTrust term loan to prepay in full the $14.2 million outstanding under the Ableco LLC (“Ableco”) term loan. In conjunction with entering into the new credit facility, $1.4 million of unamortized deferred loan costs from the Ableco LLC term loan were written off in January 2010. No draw under the SunTrust revolver was necessary in connection with the prepayment and termination of the Ableco term loan.
     See the Company’s Form 10-K for the year ended December 31, 2009 for additional information regarding the former Ableco credit facility (including term loan) that was outstanding during the first quarter of 2009 and for the first 19 days of 2010.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Total debt outstanding at March 31, 2010 was $14.4 million which included a $14.2 million outstanding balance on the SunTrust term loan and a $0.2 million capital lease obligation.
     The Company made a mandatory principal payment of $1.3 million on its Ableco term loan of during the first quarter of 2009.
Note H - Commitments and Contingencies
     Legal Proceedings
     In the normal course of business, the Company is involved in and subject to various claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.

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
     Information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date
		Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2010
Assets:
Cash and cash equivalents	$23,507	$23,507	$—	$—

Liabilities:
Business acquisition obligations	$3,442	$—	$—	$3,442

As of December 31, 2009
Assets:
Cash and cash equivalents	$33,026	$33,026	$—	$—

Liabilities:
Business acquisition obligations	$4,369	$—	$—	$4,369

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
     Debt and capital lease obligations of $14.4 million and $14.3 million as of March 31, 2010 and December 31, 2009, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in FASB ASC 820 (significant other observable inputs). Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.
Note J - Business Acquisition
     In February 2010, the Company acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. The Etesius acquisition is expected to allow the Company to expand its New Services offering, more specifically, its business analytics and advisory services businesses.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.
     The SPA requires deferred payments to certain selling shareholders who are now employees of the Company of $1.2 million over four years from the date of the SPA. The SPA also requires additional variable payments (“earn-out”) to such employees over such four-year period based on the financial performance of certain of the Company’s service lines, up to a maximum of $3.8 million. Because the Company will not be obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, these payments will be recognized as compensation expense if earned.
     The preliminary estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$18
Software	3,207
Intangible assets, primarily customer relationships	1,565
Deferred tax liabilities	(1,168)
Working capital	(489)

Fair value of net assets acquired	$3,133

Fair value of purchase price	$3,133

     The estimated fair values of intangible assets were based on management’s estimates of future discounted cash flows to be generated by the acquired business over the estimated duration of those cash flows. The estimated cash flows were based on management’s projection of future revenues, cost of revenues, capital expenditures, working capital needs and tax rates. Although the cash flow projections are based on Etesius’s historical performance, there could be an unforeseen change in the business that could negatively impact the estimated future cash flows which would negatively impact the value of the intangible assets. Management estimated the duration of the cash flows based on its projected useful life of the assets and business acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     The Company conducts its operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services — Americas segment represents recovery audit services (other than healthcare recovery audit services) provided in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare recovery audit services) provided in Europe, Asia and the Pacific region. The New Services segment represents services to healthcare organizations including recovery audit services, business analytics and advisory services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Recovery Audit Services and New Services segments in a segment referred to as corporate support. The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to the fourth quarter of 2009, the Company reported its results under two operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of prior years’ financial information in this Form 10-Q has been restated to conform to the current presentation.
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
     Given that the data on which the Company performs its recovery audit services is typically 3 to 15 months removed from the actual dates of transactions between the Company’s clients and their vendors, the Company expects that it will not begin to recognize increased revenues from recovery auditing in the retail industry as a result of improving economic conditions until well after the positive effects of such improved conditions have been realized by its clients. While the net impact of the recent economic downturn on the Company’s recovery audit revenues is difficult to precisely determine or predict, the Company believes that for the foreseeable future, its revenues will remain at a level that will not have a significant adverse impact on the Company’s liquidity, and management has taken steps to mitigate any adverse impact of the economic downturn on the Company’s revenues and overall financial health. These steps include limiting salary increases for Company employees and devoting substantial efforts in the development of a lower “cost-to-serve” service model to enable the Company to more cost effectively serve commercial clients in an effort to reduce the Company’s dependency on customers in the retail industry. Further, management is working diligently to expand the Company’s business beyond its core recovery audit services to retailers, such as the Company’s efforts to expand its business analytics and advisory services businesses.
     Another area in which the Company continues to devote considerable effort to expand its business beyond its core accounts payable retail recovery auditing is the Company’s work in the healthcare industry. The Company’s results in 2006 and 2007, and to a significantly lesser extent in 2008, were affected by its involvement in the demonstration recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program. As a result of the expiration of the Company’s RAC demonstration program contract in March 2008, there will be no additional revenues to the Company or repayments to CMS relating to the RAC demonstration program.
In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. CMS is responsible for implementation of the overall national RAC program, and the Company’s future revenues from its RAC program subcontracts are heavily dependent on CMS’s implementation schedule and priorities, both of which are beyond the Company’s control. While the magnitude and exact timing of revenues from the Company’s participation as a RAC subcontractor is difficult to predict, management currently does not expect to receive any meaningful revenues from its Medicare auditing work until the second half of 2010. In preparation for its work as a RAC subcontractor, the Company has incurred costs primarily relating to staffing and upgrading its technology systems. The Company incurred an operating loss of $4.0 million and $0.8 million during the year ended December 31, 2009 and three months ended March 31, 2010, respectively, related to this effort.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months
	Ended
	March 31,
	2010	2009
Revenues	100.0%	100.0%
Cost of revenues	72.4	66.7

Gross margin	27.6	33.3

Selling, general and administrative expenses	30.6	25.4

Operating income (loss)	(3.0)	7.9

Interest expense, net	4.3	1.7

Earnings (loss) before income taxes	(7.3)	6.2

Income taxes	1.1	1.4

Net earnings (loss)	(8.4%)	4.8%

Three Months Ended March 31, 2010 Compared to the Corresponding Period of the Prior Year
     Revenues. Revenues for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	2010	2009
Recovery Audit Services — Americas	$25.0	$28.2
Recovery Audit Services — Europe/Asia-Pacific	14.7	10.0
New Services	1.6	1.1

Total	$41.3	$39.3

     Total revenues for the three months ended March 31, 2010 increased by $2.0 million, or 5.1%, compared to the three months ended March 31, 2009.
     Recovery Audit Services — Americas revenues decreased by $3.2 million, or 11.3%, in the first quarter of 2010 compared to the first quarter of 2009. Reported revenues were positively impacted by a comparatively weaker U.S. dollar relative to foreign currencies in Canada and Latin America. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, Recovery Audit Services — Americas revenues decreased by 16.0% during the first quarter of 2010 as compared to the first quarter of 2009. The year over year decrease in Recovery Audit Services — Americas revenues for the three months ended March 31, 2010 are due to several factors; fewer clients served, the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services and competitive rate pressures. The Company is executing several strategic initiatives including reintroducing a sales and business development capability and making investments in software and the Company’s information technology infrastructure to enhance the Company’s audit strategies and effectiveness.
     Revenues in the Recovery Audit Services — Europe/Asia-Pacific segment for the three months ended March 31, 2010 increased by $4.7 million, or 47.0%, compared to the three months ended March 31, 2009. Reported revenues were positively impacted by a comparatively weaker U.S. dollar relative to foreign currencies in Europe, Asia and Australia. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services — Europe/Asia-Pacific revenues increased by 36.9% during the first quarter of 2010 as compared to the first quarter of 2009. These increases are largely attributable to revenues from the July 2009 acquisition of First Audit Partners LLP (“FAP”), in addition to incremental revenues from existing and new clients.
     New Services revenues for the three months ended March 31, 2010 increased by $0.5 million, or 45.5%, compared to the three months ended March 31, 2009. New Services revenues for both quarterly periods primarily consist of advisory services revenues. Management expects New Services revenues to significantly increase in 2010 due to increases in advisory services revenues and revenues from entry into analytics services. The Company also expects future revenues from its participation as a subcontractor in three of the Medicare RAC program’s four geographic regions. While the magnitude and timing of the RAC program revenues is difficult to predict, management currently does not expect to receive any meaningful revenues from Medicare auditing until the second half of 2010.
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
     COR for the three months ended March 31, 2010 and 2009 was as follows (in millions):

	2010	2009
Recovery Audit Services — Americas	$16.1	$16.6
Recovery Audit Services — Europe/Asia-Pacific	11.3	8.0
New Services	2.5	1.6

Total	$29.9	$26.2

     COR as a percentage of revenues for Recovery Audit Services — Americas was 64.4% and 58.9% for the three months ended March 31, 2010 and 2009, respectively. This equates to gross margin percentages of 35.6% and 41.1%, respectively, for the Recovery Audit Services — Americas segment.
     For Recovery Audit Services — Americas, the increase in COR as a percentage of revenues for the first quarter of 2010 as compared to the first quarter of 2009 was attributed to COR not declining at the same rate the corresponding revenues declined. More significantly, the Company has begun to make investments in its various growth and other strategic initiatives, portions of which are included in Recovery Audit Services — Americas COR.
     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 76.9% and 80.0% for the three months ended March 31, 2010 and 2009, respectively. This equates to gross margin percentages of 23.1% and 20%, respectively.
     The percentage of revenues improvement for Recovery Audit Services — Europe/Asia-Pacific COR in 2010 primarily resulted from lower commissions paid to third parties in Europe as a percentage of revenues.
     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (76.9% for the first quarter of 2010) compared to Recovery Audit Services — Americas (64.4% for the first quarter of 2010) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR in the first quarter of 2010 and 2009 relates primarily to costs of advisory services and costs associated with the Company’s performance of the CMS RAC program subcontracts. The amount by which New Services COR exceeds New Services revenues represents a portion of the Company’s investment in the New Services segment. Management expects such investment (COR in excess of revenues) to continue throughout 2010.
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
     Recovery Audit and New Services SG&A for the three months ended March 31, 2010 and 2009 were as follows (in millions):

	2010	2009
Recovery Audit Services — Americas	$4.8	$3.4
Recovery Audit Services — Europe/Asia-Pacific	2.4	2.4
New Services	0.5	0.4

Total	$7.7	$6.2

     Recovery Audit Services — Americas SG&A increased 41.2% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in Recovery Audit Services — Americas SG&A was primarily a result of costs incurred in connection with the Company’s efforts to build its sales and business development capabilities, combined with higher depreciation expense resulting from investments to upgrade the Company’s information technology infrastructure.
     Recovery Audit Services — Europe/Asia-Pacific SG&A includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. During the three months ended March 31, 2010 and 2009, Recovery Audit Services — Europe/Asia-Pacific SG&A recognized $0.6 million of FX losses related to intercompany balances.
     Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the FX losses related to intercompany balances remained unchanged for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Although the Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the intercompany FX losses, were unchanged, there was a decrease in severance costs offset by higher amortization expense associated with the acquisition of FAP and Etesius Limited (See Note J — Business Acquistion), which was completed in July 2009 and January 2010, respectively.
     New Services SG&A for the first quarter of 2010 increased by $0.1 million, or 25%, compared to the first quarter of 2009. The increase was primarily attributable to the increased use of professional services and depreciation of fixed assets acquired for the Company’s preparation for performance of the CMS RAC program subcontracts.
     Corporate Support
     Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific or New Services and includes the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.
     Corporate Support SG&A totaled the following for the three months ended March 31, 2010 and 2009 (in millions):

	2010	2009
Selling, general and administrative expenses	$5.0	$3.8
     Corporate Support SG&A for the quarter ended March 31, 2010 and 2009 includes stock-based compensation charges of $0.8 million and $0.02 million, respectively.
     Corporate Support SG&A, excluding stock-based compensation charges, increased 10.5% for the quarter ended March 31, 2010 compared to the quarter ended March 31, 2009. The increase in these costs is attributable to corporate rebranding program, resources to support acquisition activities and professional fees to support other strategic initiatives.
     Other Items
     Interest Expense. Net interest expense was $1.8 million and $0.7 million for the three months ended March 31, 2010 and 2009, respectively. The increase in interest expense resulted from $1.4 million of unamortized deferred loan costs from the Ableco LLC term loan which were written off in January 2010 in conjunction with the Company entering into a new credit facility with SunTrust Bank (see “New Credit Facility” below). Interest expense in the three months ended March 31, 2010 consisted primarily of the write off of unamortized deferred costs and interest related to the SunTrust Bank term loan under the Company’s credit facility, which had an outstanding balance of $14.2 million as of March 31, 2010.

     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three-month periods ended March 31, 2010 and 2009 primarily results from taxes on income of foreign subsidiaries.

Liquidity and Capital Resources
     As of March 31, 2010, the Company had $23.5 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $5.5 million of calculated availability for borrowings.
     While management believes that the recent global economic downturn has contributed to a decrease in the revenues that the Company would have otherwise earned in recent periods, this decrease has not resulted in the need for the Company to draw down on its revolving credit facility to fund its operations and has not materially adversely impacted the Company’s overall liquidity position. However, if revenues continue to decline it could have an adverse impact on the Company’s liquidity. The Company was in compliance with the covenants in its new credit facility as of March 31, 2010 and expects to continue to be in compliance with its new credit facility (see “New Credit Facility” below) for the foreseeable future.
     Operating Activities. Net cash provided by (used in) operating activities was $(3.5 million) and $0.4 million during the first quarter of 2010 and 2009, respectively. The $3.9 million decrease in cash provided by (used in) operating activities in the first quarter of 2010 compared to the first quarter of 2009 was due to a $0.7 million decline in the change in operating assets and liabilities from the beginning to the end of the relevant periods combined with a net operating loss. The $0.7 million decline in the change in operating assets and liabilities in the first quarter of 2010 compared to the first quarter of 2009 was the result of lower collections on accounts receivable in the first quarter of 2010 compared to the first quarter of 2009. The 2010 first quarter operation loss included a $0.8 million loss attributable to the Company’s performance of the CMS RAC program subcontracts. These decreases in cash flow in the first quarter of 2010 were partially offset by lower payments for compensation, severance and other accrued liabilities made during the three months ended March 31, 2010. Such changes are itemized in the Company’s Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q.
     Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 2010 and 2009 amounted to $2.1 million and $1.3 million, respectively. Net cash used for property and equipment capital expenditures was $1.5 million and $0.7 million during the three months ended March 31, 2010 and 2009, respectively. Purchases of property, plant and equipment during 2010 and 2009 primarily related to investments to upgrade the Company’s software and information technology infrastructure.
     Capital expenditures are discretionary and management currently expects future capital expenditures to increase over the next several quarters as the Company continues to enhance its healthcare audit systems supporting its performance in the CMS RAC program and other healthcare audits and in preparation and execution of the Company’s strategic initiatives. Changes in operating plans and results could cause management to alter its capital expenditure plans.
     As discussed more fully in Note J — Business Acquisition in “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q, in February 2010, the Company acquired all the issued and outstanding capital stock of Etesius Limited for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million which was paid in February 2010.
     Financing Activities and Interest Expense. Net cash used in financing activities was $0.5 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively. In January 2010, the Company entered into a new $15 million term loan, the proceeds of which were was used to repay the remaining $14.2 million of outstanding principal from the Ableco LLC term loan and to pay $0.5 million in loan costs incurred in connection with the new SunTrust credit facility. During the first quarter of 2010, the Company made mandatory payments totaling $0.8 million on its new term loan and reduced its capital lease obligations by $0.1 million.
     New Credit Facility
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and secured by substantially all of the assets of the Company. Amounts eligible for borrowing under the SunTrust revolver are based on eligible accounts receivable and other factors. Availability under the SunTrust revolver at March 31, 2010 was $5.5 million.

     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each commencing in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an additional annual prepayment if excess cash flow as defined in the agreement exceeds a certain threshold. The first of any such excess cash flow payments would be payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of March 31, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. As of March 31, 2010 the applicable interest rate under the SunTrust credit facility was 2.73%. The Company incurred approximately $0.5 million of costs in connection with entering into the SunTrust credit facility. Such amount has been capitalized and is being amortized over the life of the facility.
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
     The Company used substantially all the funds from the SunTrust term loan to repay in full the $14.2 million outstanding under the Ableco LLC term loan.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months.
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, as extended by the Board of Directors, the Company may repurchase up to $10 million of its common stock from time to time through March 31, 2011. The SunTrust credit facility permits the Company to repurchase up to $1.0 million of its common stock annually. For the three months ended March 31, 2010, the Company did not repurchase any shares of its common stock.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2010, an aggregate of 134,493 Performance Units were settled by two executive officers and one former executive officer. These settlements resulted in the issuance of 80,694 shares of common stock and cash payments totaling $0.4 million. On May 3, 2010, an aggregate of 44,831 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million. As of May 3, 2010, total Performance Unit awards outstanding were 89,662 with an aggregate intrinsic value of $0.6 million.
     Off Balance Sheet Arrangements
     As of March 31, 2010, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
     Critical Accounting Policies
     The Company’s significant accounting policies have been fully described in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain of these accounting policies are considered “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. These “critical” accounting policies are identified and discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. The development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q have been discussed with the Audit Committee of the Board of Directors.
Forward-Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s growth opportunities, (4) expectations regarding future accounts payable services revenue trends, and (5) the anticipated impact of Medicare recovery audit services on the Company’s business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2010, we recognized $3.3 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. The Company had $5.5 million of calculated borrowing availability under its revolving credit facility and $14.2 million outstanding under a term loan as of March 31, 2010. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. There are no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s credit facility entered into on January 25, 2010 prohibits the payment of any cash dividends on the Company’s capital stock.
     The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2010:

Maximum Approximate
			Total Number of	Dollar Value of Shares
			Shares Purchased	that May Yet Be
	Total Number		as Part of Publicly	Purchased Under the
	of Shares	Average Price Paid	Announced Plans	Plans or
2010	Purchased(a)	per Share	or Programs	Programs
(millions of dollars)
January 1 – January 31	—	$ —	—	$ —

February 1 – February 28	—	$ —	—	$ —

March 1 – March 31	3,108	$5.98	—	$ —

	3,108	$5.98	—

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Removed and Reserved]
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
2.1	Share Purchase Agreement dated February 25, 2010 by and between PRGX U.K. Limited and Etesius Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-K filed on March 29, 2010).

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

10.1	Revolving Credit and Term Loan Agreement dated as of January 19, 2010, by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as co-borrowers, the lenders from time to time party thereto, SunTrust Bank, as issuing bank, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 25, 2010).

10.2	Subsidiary Guaranty Agreement dated as of January 19, 2010 by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as borrowers, each of the subsidiaries of PRGX Global, Inc. listed on schedule I thereto, as guarantors, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 25, 2010).

10.3	Security Agreement dated January 19, 2010 among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 25, 2010).

Exhibit
Number	Description
10.4	Equity Pledge Agreement dated as of January 19, 2010, made by PRGX Global, Inc. (formerly PRG-Schultz International, Inc), PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 25, 2010).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2010.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
May 17, 2010	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

May 17, 2010	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)