Form 10-Q
period 2010-06-30
PRGX GLOBAL, INC.
filed 2010-08-13
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-28000

PRGX Global, Inc.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2213805 (I.R.S. Employer Identification No.)

600 Galleria Parkway
Suite 100
Atlanta, Georgia	30339-5986
(Address of principal executive offices)	(Zip Code)
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
☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at August 4, 2010 were 23,866,838.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues	$45,507	$45,471	$86,836	$84,723
Cost of revenues	31,363	28,328	61,271	54,741

Gross margin	14,144	17,143	25,565	29,982

Selling, general and administrative expenses	13,211	10,773	25,866	20,496

Operating income (loss)	933	6,370	(301)	9,486

Interest expense, net	271	727	2,036	1,426

Earnings (loss) before income taxes	662	5,643	(2,337)	8,060

Income taxes	627	618	1,063	1,162

Net earnings (loss)	$35	$5,025	$(3,400)	$6,898

Basic earnings (loss) per common share (Note B)	$0.00	$0.22	$(0.14)	$0.31

Diluted earnings (loss) per common share (Note B)	$0.00	$0.21	$(0.14)	$0.30

Weighted-average common shares outstanding (Note B):
Basic	23,624	22,641	23,575	22,395

Diluted	23,806	23,382	23,575	23,260

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Notes F and I)	$22,309	$33,026
Restricted cash	170	256
Receivables:
Contract receivables, less allowances of $687 in 2010 and $1,032 in 2009:
Billed	25,400	28,034
Unbilled	4,106	4,481

	29,506	32,515
Employee advances and miscellaneous receivables, less allowances of $235 in 2010 and $351 in 2009	685	276

Total receivables	30,191	32,791

Prepaid expenses and other current assets	2,888	2,335

Total current assets	55,558	68,408

Property and equipment, at cost	39,764	34,446
Less accumulated depreciation and amortization	(25,073)	(24,443)

Property and equipment, net	14,691	10,003

Goodwill (Note I)	4,600	4,600
Intangible assets, less accumulated amortization of $15,445 in 2010 and $13,573 in 2009 (Note I)	23,170	24,104
Unbilled receivables	1,290	1,410
Other assets	887	1,988

	$100,196	$110,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$13,165	$15,707
Accrued payroll and related expenses	15,857	19,884
Refund liabilities	7,171	7,467
Deferred revenue	1,702	916
Current portions of debt and capital lease obligations (Note G)	3,089	3,260
Business acquisition obligations	1,571	2,695

Total current liabilities	42,555	49,929
Long-term debt and capital lease obligations (Note G)	10,500	11,070
Deferred income taxes	358	—
Noncurrent compensation obligations	123	978
Refund liabilities	698	733
Other long-term liabilities	5,984	6,364

Total liabilities	60,218	69,074

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,861,063 shares issued and outstanding as of June 30, 2010 and 23,272,892 shares issued and outstanding as of December 31, 2009	239	233
Additional paid-in capital	564,211	562,563
Accumulated deficit	(528,061)	(524,661)
Accumulated other comprehensive income	3,589	3,304

Total shareholders’ equity	39,978	41,439

	$100,196	$110,513

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(3,400)	$6,898
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,312	2,708
Amortization of deferred loan costs (Note G)	1,451	394
Stock-based compensation expense	1,876	1,004
Loss on sale of property and equipment	2	28
Deferred income taxes	(540)	10
Changes in assets and liabilities:
Restricted cash	86	(327)
Billed receivables	1,951	5,200
Unbilled receivables	495	871
Prepaid expenses and other current assets	(641)	(256)
Other assets	20	45
Accounts payable and accrued expenses	(1,348)	(3,748)
Accrued payroll and related expenses	(3,258)	(5,535)
Refund liabilities	(331)	(1,022)
Deferred revenue	267	(52)
Noncurrent compensation obligations	(855)	(578)
Other long-term liabilities	(421)	(180)

Net cash provided by (used in) operating activities	(334)	5,460

Cash flows from investing activities:
Business acquisitions	(3,841)	—
Purchases of property and equipment, net of disposal proceeds	(3,978)	(1,409)

Net cash used in investing activities	(7,819)	(1,409)

Cash flows from financing activities:
Repayment of former credit facility (Note G)	(14,154)	(2,653)
Repayments of debt	(1,587)	—
Proceeds from term loan (Note G)	15,000	—
Repurchases of common stock	—	(246)
Restricted stock remitted by employees for taxes	(201)	—
Payments for deferred loan costs	(619)	—

Net cash used in financing activities	(1,561)	(2,899)

Effect of exchange rates on cash and cash equivalents	(1,003)	642

Net change in cash and cash equivalents	(10,717)	1,794

Cash and cash equivalents at beginning of period	33,026	26,688

Cash and cash equivalents at end of period	$22,309	$28,482

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$380	$1,059

Cash paid during the period for income taxes, net of refunds	$942	$2,425

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
     Certain reclassifications have been made to the 2009 amounts to conform to the presentation in 2010.
     During the second quarter of 2010, management revised certain fixed asset estimated useful lives used for the purpose of calculating depreciation expense. Such change in estimate resulted from a review of management’s planned fixed asset replacement cycle. Based on this new fixed asset replacement cycle anticipated useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. The impact of the change in estimate on the quarter and six months ended June 30, 2010 was not significant and is expected to result in a $0.3 million decline in depreciation expense for the year ended December 31, 2010.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note B — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Basic earnings (loss) per common share:	2010	2009	2010	2009
Numerator for earnings (loss) per common share calculations:
Net earnings (loss)	$35	$5,025	$(3,400)	$6,898

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	23,624	22,641	23,575	22,395

Basic earnings (loss) per common share	$0.00	$0.22	$(0.14)	$0.31

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Diluted earnings (loss) per common share:	2010	2009	2010	2009
Numerator for earnings (loss) per common share calculations:
Net earnings (loss)	$35	$5,025	$(3,400)	$6,898

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	23,624	22,641	23,575	22,395
Incremental shares from stock-based compensation plans	182	741	—	865

Denominator for diluted earnings (loss) per common share	23,806	23,382	23,575	23,260

Diluted earnings (loss) per common share	$0.00	$0.21	$(0.14)	$0.30

     For the three months ended June 30, 2010, options to purchase 1.9 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the six months ended June 30, 2010, 0.1 million Performance Units related to the Company’s 2006 Management Incentive Plan and options to purchase 2.3 million shares of common stock were not included in the computation of diluted earnings per common share due to their antidilutive effect to loss per common share. For the three and six months ended June 30, 2009, options to purchase 1.8 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. The number of common shares used in the earnings per common share computations for both the three and six months periods ended June 30, 2010 include 1.0 million nonvested restricted shares and 0.4 million nonvested restricted share units which are considered to be participating securities. The number of common shares used in the earnings per common share computations for both the three and six months periods ended June 30, 2009 include 1.2 million nonvested restricted shares and 0.2 million nonvested restricted share units which are considered to be participating securities.
Note C — Stock-Based Compensation
     The Company currently has outstanding awards granted under the following three stock-based compensation plans: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2010 and approved at the Company’s annual meeting of shareholders held on June 15, 2010. This amendment, among other things, increases the number of shares reserved for issuance under the 2008 EIP by 3,400,000 shares to a total of 5,400,000 shares and provides that restricted stock awards and other full value awards will count as 1.41 shares against the available pool of shares under the plan.
     The following table summarizes stock option grants during the six months ended June 30, 2010 and 2009:

	# of		Weighted
	Options	Vesting	Average	Grant Date
	Granted	Period	Exercise Price	Fair Value

2010
	42,730	1 year (1)	$3.96	$103,184
	595,010	3 years (2)	4.00	1,542,951

2009
	296,296	4 years (3)	3.57	763,529
	42,730	1 year (4)	2.82	88,011
	483,255	3 years (2)	2.82	1,003,866

(1)	Non-qualified stock options were granted under the 2008 EIP to the Company’s five non-employee directors. The options vest in full upon the earlier of (i) June 23, 2011, and (ii) the date of, and immediately prior to, the Company’s 2011 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested options are forfeited when a director leaves the Board. The options expire on June 22, 2017, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before June 22, 2017.

(2)	Non-qualified stock options were granted to executive and non-executive employees of the Company pursuant to the 2008 EIP. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

(3)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company. Mr. Bahl’s options were granted in two tranches, the first of which consists of 111,111 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 185,185 shares and vests 50% on each of the second and fourth anniversaries of the grant date.

(4)	Non-qualified stock options were granted under the 2008 EIP to the Company’s five non-employee directors. The options vested in full on May 26, 2010.
     The following table summarizes nonvested stock awards (restricted stock and restricted stock units) grants during the six months ended June 30, 2010 and 2009:

	# of
	Shares	Vesting	Grant Date
	Granted	Period	Fair Value

2010
	42,730	1 year (1)	$169,211
	595,010	3 years (2)	2,381,465

2009
	344,445	4 years (3)	1,229,669
	42,730	1 year (4)	120,499
	20,000	3 years (5)	57,400
	485,332	3 years (2)	1,368,636

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Nonvested stock awards (restricted stock) were granted to the Company’s five non-employee directors pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) June 23, 2011, and (ii) the date of, and immediately prior to, the Company’s 2011 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantees of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.

(2)	Nonvested stock awards (restricted stock and restricted stock units) were granted to executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock and the restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

(3)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock. Mr. Bahl’s nonvested stock awards were granted in two tranches, the first of which consists of 233,334 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 111,111 shares and vests 50% on each of the second and fourth anniversaries of the grant date. During the vesting period, Mr. Bahl will be entitled to receive dividends with respect to the nonvested shares, if any, and to vote the shares.

(4)	Nonvested stock awards (restricted stock) were granted to the Company’s five non-employee directors pursuant to the 2008 EIP. The shares of restricted stock vested in full on May 26, 2010.

(5)	Nonvested stock awards (restricted stock) were granted to an employee of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock vest 50% on each of the first and third anniversaries of the grant date. During the vesting period, the restricted stock grantee will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares.
2006 MIP Performance Units
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
     As of June 30, 2010, a total of 89,662 Performance Units were outstanding and fully vested under the 2006 MIP.
     Selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 include $1.1 million and $1.0 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2010 and 2009 include $1.9 million and $1.0 million, respectively, related to stock-based compensation charges. At June 30, 2010, there was $8.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.38 years.

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
     The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to the fourth quarter of 2009, the Company reported its results under two operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of the prior year’s financial information in this Form 10-Q has been restated to conform to the current presentation.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition obligations classified as compensation, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the three and six months ended June 30, 2010 and 2009 is presented below (in thousands):

	Recovery	Recovery Audit
	Audit	Services —
	Services —	Europe/Asia —	New	Corporate
	Americas	Pacific	Services	Support	Total
Three Months Ended June 30, 2010
Revenues	$29,870	$12,957	$2,680	$—	$45,507

EBITDA	$7,887	$855	$(1,694)	$(3,914)	$3,134
Foreign currency (gains) losses on intercompany balances	78	1,013	—	—	1,091
Acquisition obligations classified as compensation	—	106	—	—	106
Stock-based compensation	—	—	—	1,058	1,058

Adjusted EBITDA	$7,965	$1,974	$(1,694)	$(2,856)	$5,389

Three Months Ended June 30, 2009
Revenues	$32,070	$11,951	$1,450	$—	$45,471

EBITDA	$11,641	$2,439	$(625)	$(5,668)	$7,787
Foreign currency (gains) losses on intercompany balances	(320)	(1,359)	—	—	(1,679)
Litigation settlement	—	—	—	650	650
Stock-based compensation	—	—	—	989	989

Adjusted EBITDA	$11,321	$1,080	$(625)	$(4,029)	$7,747

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Recovery Audit
	Recovery Audit	Services —
	Services —	Europe/Asia —	New	Corporate
	Americas	Pacific	Services	Support	Total
Six Months Ended June 30, 2010
Revenues	$54,843	$27,695	$4,298	$—	$86,836

EBITDA	$13,471	$2,372	$(2,891)	$(8,941)	$4,011
Foreign currency (gains) losses on intercompany balances	72	1,640	—	—	1,712
Acquisition obligations classified as compensation	—	158	—	—	158
Stock-based compensation	—	—	—	1,876	1,876

Adjusted EBITDA	$13,543	$4,170	$(2,891)	$(7,065)	$7,757

Six Months Ended June 30, 2009
Revenues	$60,211	$21,959	$2,553	$—	$84,723

EBITDA	$20,895	$2,199	$(1,438)	$(9,462)	$12,194
Foreign currency (gains) losses on intercompany balances	(321)	(753)	—	—	(1,074)
Litigation settlement	—	—	—	650	650
Stock-based compensation	—	—	—	1,004	1,004

Adjusted EBITDA	$20,574	$1,446	$(1,438)	$(7,808)	$12,774

     The following table reconciles net earnings to EBITDA and adjusted EBITDA for each of the three and six month periods ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings (loss)	$35	$5,025	$(3,400)	$6,898

Income taxes	627	618	1,063	1,162
Interest, net	271	727	2,036	1,426
Depreciation and amortization	2,201	1,417	4,312	2,708

EBITDA	3,134	7,787	4,011	12,194

Foreign currency (gains) losses on intercompany balances	1,091	(1,679)	1,712	(1,074)
Litigation settlement	—	650	—	650
Acquisition obligations classified as compensation	106	—	158	—
Stock-based compensation	1,058	989	1,876	1,004

Adjusted EBITDA	$5,389	$7,747	$7,757	$12,774

Note E — Comprehensive Income
     The Company applies the provisions of FASB ASC 220, “Comprehensive Income” (“FASB ASC 220”). This standard establishes items that are required to be recognized under accounting standards as components of comprehensive income. FASB ASC 220 requires, among other things, that an enterprise report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended June 30, 2010 and 2009, the Company’s consolidated comprehensive income was $0.2 million

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and $4.6 million, respectively. For the six-month periods ended June 30, 2010 and 2009, the Company’s consolidated comprehensive income (loss) was $(3.1 million) and $6.7 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $22.3 million and $33.0 million, respectively, of which cash equivalents represented approximately $10.1 million and $20.7 million, respectively. The Company had $6.9 million and $17.1 million in cash equivalents at U.S. banks at June 30, 2010 and December 31, 2009, respectively. At June 30, 2010 and December 31, 2009, certain of the Company’s international subsidiaries held $3.2 million and $3.6 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at June 30, 2010 were held in Canada.
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
     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each commencing in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment is payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of June 30, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The Company made mandatory principal payments on its SunTrust term loan totaling $1.5 million during the six months ended June 30, 2010.
     The Company used substantially all the funds from the SunTrust term loan to prepay in full the $14.2 million outstanding under the Ableco LLC (“Ableco”) term loan. In conjunction with entering into the new credit facility, $1.4 million of unamortized deferred loan costs from the Ableco LLC term loan were written off in January 2010. No draw under the SunTrust revolver was necessary in connection with the prepayment and termination of the Ableco term loan. See the Company’s Form 10-K for the year ended December 31, 2009 for additional information regarding the former Ableco credit facility (including term loan) that was outstanding during the first six months of 2009 and for the first 19 days of 2010.
     Total debt outstanding at June 30, 2010 was $13.6 million which included a $13.5 million outstanding balance on the SunTrust term loan and a $0.1 million capital lease obligation.
     The Company made mandatory principal payments of $2.5 million on its Ableco term loan during the six months ended June 30, 2009.

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
     Information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Reporting	Identical Assets	Observable Inputs	Unobservable Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2010
Assets:
Cash and cash equivalents	$22,309	$22,309	$—	$—

Liabilities:
Business acquisition obligations	$3,449	$—	$—	$3,449

As of December 31, 2009
Assets:
Cash and cash equivalents	$33,026	$33,026	$—	$—

Liabilities:
Business acquisition obligations	$4,369	$—	$—	$4,369

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
     Debt and capital lease obligations of $13.6 million and $14.3 million as of June 30, 2010 and December 31, 2009, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in FASB ASC 820 (significant other observable inputs). Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note J - Business Acquisition
     In February 2010, the Company acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. The Etesius acquisition is allowing the Company to expand its New Services offering, more specifically, its business analytics and advisory services businesses.
     The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.
     The SPA requires deferred payments to certain selling shareholders who are now employees of the Company of $1.2 million over four years from the date of the SPA. The SPA also provides for potential additional variable payments (“earn-out”) to such selling shareholders/employees over such four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because the Company will not be obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, these payments will be recognized as compensation expense if earned.
     The preliminary estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$18
Software	3,207
Intangible assets, primarily customer relationships	1,565
Deferred tax liabilities	(1,168)
Working capital	(489)

Fair value of net assets acquired	$3,133

Fair value of purchase price	$3,133

     The estimated fair values of intangible assets were based on management’s estimates of future discounted cash flows to be generated by the acquired business over the estimated duration of those cash flows. The estimated cash flows were based on management’s projection of future revenues, cost of revenues, capital expenditures, working capital needs and tax rates. Although the cash flow projections are based on Etesius historical performance, there could be an unforeseen change in the business that could negatively impact the estimated future cash flows which would negatively impact the value of the intangible assets. Management estimated the duration of the cash flows based on its projected useful life of the assets and business acquired. The discount rate was determined based on specific business risk, cost of capital and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
     The Company conducts its operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services — Americas segment represents recovery audit services (other than healthcare recovery audit services) provided in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare recovery audit services) provided in Europe, Asia and the Pacific region. The New Services segment represents services to businesses and organizations in the healthcare industry including recovery audit services, business analytics and advisory services. The Company includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the Recovery Audit Services and New Services segments in a segment referred to as Corporate Support. The Company revised its reportable segments during the fourth quarter of 2009 to reflect the current management and operational structure. Prior to the fourth quarter of 2009, the Company reported its results under two operating segments — Domestic Accounts Payable Services and International Accounts Payable Services. The presentation of the prior year’s financial information in this Form 10-Q has been restated to conform to the current presentation.
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
     Given that the data on which the Company performs its recovery audit services is typically 3 to 15 months removed from the actual dates of transactions between the Company’s clients and their vendors, the Company expects that it will not begin to recognize increased revenues from recovery auditing in the retail industry as a result of improving economic conditions until well after the positive effects of such improved conditions have been realized by its clients. While the net impact of the recent economic downturn on the Company’s recovery audit revenues is difficult to precisely determine or predict, the Company believes that for the foreseeable future, its revenues will remain at a level that will not have a significant adverse impact on the Company’s liquidity, and management has taken steps to mitigate any adverse impact of the economic downturn on the Company’s revenues and overall financial health. These steps include limiting salary increases for Company employees and devoting substantial efforts in the development of a lower “cost-to-serve” service model to enable the Company to more cost effectively serve commercial clients in an effort to reduce the Company’s dependency on customers in the retail industry. Further, management is working diligently to expand the Company’s business beyond its core recovery audit services to retailers, such as the Company’s efforts to expand its business analytics and advisory services businesses. Recent reported financial results have been significantly impacted by the investments the Company is making in connection with these initiatives.
     Another example of an area in which the Company continues to devote considerable effort to expand its business beyond its core accounts payable retail recovery auditing is the Company’s work in the healthcare industry. The Company’s results in 2006 and 2007, and to a significantly lesser extent in 2008, were affected by its involvement in the demonstration recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The demonstration RAC program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the RAC demonstration program. The Company’s RAC demonstration program contract expired in March 2008.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. CMS is responsible for implementation of the overall national RAC program, and the Company’s future revenues from its RAC program subcontracts are heavily dependent on CMS’s implementation schedule and priorities, both of which are beyond the Company’s control. While the magnitude and timing of the RAC program revenues are difficult to predict, management expects revenues from Medicare auditing to become more meaningful in the second half of 2010. In preparation for its work as a RAC subcontractor, the Company has incurred costs primarily relating to staffing and upgrading its technology systems. The Company incurred an operating loss of $4.0 million and $2.3 million during the year ended December 31, 2009 and six months ended June 30, 2010, respectively, related to this effort.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.9	62.3	70.6	64.6

Gross margin	31.1	37.7	29.4	35.4

Selling, general and administrative expenses	29.0	23.7	29.8	24.2

Operating income (loss)	2.1	14.0	(0.4)	11.2

Interest expense, net	0.6	1.6	2.3	1.7

Earnings (loss) before income taxes	1.5	12.4	(2.7)	9.5

Income taxes	1.4	1.4	1.2	1.4

Net earnings (loss)	0.1%	11.0%	(3.9)%	8.1%

Three and Six Months Ended June 30, 2010 Compared to the Corresponding Periods of the Prior Year
     Revenues. Revenues for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Recovery Audit Services — Americas	$29.9	$32.1	$54.8	$60.2
Recovery Audit Services — Europe/Asia-Pacific	12.9	12.0	27.7	22.0
New Services	2.7	1.4	4.3	2.5

Total	$45.5	$45.5	$86.8	$84.7

     Total revenues for the quarter ended June 30, 2010 increased slightly from the amount recognized in the quarter ended June 30, 2009. The net impact of changes in foreign currency exchange (“FX”) rates on the comparison of the 2010 and 2009 second quarter revenues was negligible. Total revenues for the six months ended June 30, 2010 increased by $2.1 million, or 2.5%, compared to the six months ended June 30, 2009. On a constant dollar basis, adjusted for changes in foreign currency exchange rates, 2010 first half revenues were essentially flat with 2009 revenues, declining a net amount of 0.2%.
     Recovery Audit Services — Americas revenues decreased by $2.2 million, or 6.9%, in the second quarter of 2010 compared to the second quarter of 2009. For the six months ended June 30, 2010, revenues decreased by $5.4 million, or 9.0%, compared to the prior year period. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services — Americas revenues decreased by 9.2% during the second quarter of 2010 as compared to the second quarter of 2009 and decreased by 12.2% during the first six months of 2010 compared to the six months ended June 30, 2009. These decreases in Recovery Audit Services — Americas revenues are due to several factors, including fewer clients served, the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services and competitive rate pressures. The Company is executing several strategic initiatives such as reintroducing a sales and business development capability and making investments in software and the Company’s information technology infrastructure to enhance the Company’s audit strategies and effectiveness.
     Revenues in the Recovery Audit Services — Europe/Asia-Pacific segment for the three months ended June 30, 2010 increased by $0.9 million, or 7.5%, compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues increased by $5.7 million, or 25.9%, compared to the prior year period. Reported revenues were negatively impacted by a comparatively stronger U.S. dollar in the second quarter of 2010 relative to currencies in Europe and Asia. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services

— Europe/Asia-Pacific revenues increased by 14.1% during the second quarter of 2010 as compared to the second quarter of 2009. Differences in FX rates for the first half of 2010 compared to the first half of 2009 had a net positive impact on reported comparative revenues. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services — Europe/Asia-Pacific revenues increased by 24.9% during the first six months of 2010 compared to the corresponding prior year period. These increases are largely attributable to revenues from the July 2009 acquisition of First Audit Partners LLP (“FAP”), and to a lesser extent, to incremental revenues from existing and new clients.
     New Services revenues for the three months ended June 30, 2010 increased by $1.3 million, or 92.9%, compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, revenues increased by $1.8 million, or 72.0%, compared to the corresponding prior year period. New Services revenues for both the three and six month periods ended June 30 in each of 2010 and 2009 primarily consist of advisory services revenues. Management expects New Services revenues to significantly increase in the second half of 2010 due to increases in advisory services revenues and revenues from entry into analytics services. The Company also expects future revenues from its participation as a subcontractor in three of the Medicare RAC program’s four geographic regions. While the magnitude and timing of the RAC program revenues is difficult to predict, management expects revenues from Medicare auditing to become more meaningful in the second half of 2010.
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
     COR for the three and six months ended June 30, 2010 and 2009 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Recovery Audit Services — Americas	$17.6	$17.0	$33.7	$33.8
Recovery Audit Services — Europe/Asia-Pacific	10.2	9.4	21.5	17.4
New Services	3.6	1.9	6.1	3.5

Total	$31.4	$28.3	$61.3	$54.7

     COR as a percentage of revenues for Recovery Audit Services — Americas was 58.9% and 53% for the three months ended June 30, 2010 and 2009, respectively. This equates to gross margin percentages of 41.1% and 47%, respectively, for the Recovery Audit Services — Americas segment for the quarters ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, COR as a percentage of revenues for Recovery Audit Services — Americas was 61.5% and 56.1%, respectively. This equates to gross margin percentages of 38.5% and 43.9%, respectively, for the Recovery Audit Services — Americas segment for the six-month periods ended June 30, 2010 and 2009.
     The increases in Recovery Audit Services — Americas COR as a percentage of revenues for the second quarter of 2010 and six months ended June 30, 2010 as compared to the corresponding prior year periods are attributable to COR not declining at the same rate as the related revenues declined. More significantly, the Company is making investments in its various growth and other strategic initiatives, portions of which are included in Recovery Audit Services — Americas COR.
     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 79.1% and 78.3% for the three months ended June 30, 2010 and 2009, respectively. This equates to gross margin percentages of 20.9% and 21.7%, respectively, for the Recovery Audit Services — Europe/Asia-Pacific segment for the quarters ended June 30, 2010 and 2009. For the six months ended June 30, 2010 and 2009, COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 77.6% and 79.1%, respectively. This equates to gross margin percentages of 22.4% and 20.9%, respectively, for the Recovery Audit Services — Europe/Asia-Pacific segment for the six-month periods ended June 30, 2010 and 2009.

     The percentage of revenues improvement for Recovery Audit Services — Europe/Asia-Pacific COR in the six months ended June 30, 2010 primarily resulted from lower commissions paid to third parties in Europe as a percentage of revenues.
     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (79.1% for the second quarter of 2010 and 77.6% for the six months ended June 30, 2010) compared to Recovery Audit Services — Americas (58.9% for the second quarter of 2010 and 61.5% for the six months ended June 30, 2010) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR for the three and six months ended June 30, 2010 and 2009 relates primarily to costs of advisory services and costs associated with the Company’s performance of the CMS RAC program subcontracts. The amount by which New Services COR exceeds New Services revenues represents a portion of the Company’s investment in the New Services segment. Management expects such investment (COR in excess of revenues) to continue throughout 2010.
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
     Recovery Audit and New Services SG&A for the three and six months ended June 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Recovery Audit Services — Americas	$5.8	$4.5	$10.6	$7.8
Recovery Audit Services — Europe/Asia-Pacific	2.3	0.2	4.7	2.5
New Services	1.2	0.4	1.7	0.7

Total	$9.3	$5.1	$17.0	$11.0

     Recovery Audit Services — Americas SG&A increased 28.9% for the three months ended June 30, 2010 and increased 35.9% for the six months ended June 30, 2010 from the comparable periods in 2009. These increases in Recovery Audit Services — Americas SG&A were primarily a result of costs incurred in connection with the Company’s efforts to build its sales and business development capabilities, combined with higher depreciation expense resulting from investments to upgrade the Company’s information technology infrastructure.
     Recovery Audit Services — Europe/Asia-Pacific SG&A includes FX transaction gains and losses, including the gains and losses related to intercompany balances. During the three and six months ended June 30, 2010, Recovery Audit Services — Europe/Asia-Pacific SG&A recognized $1.0 million and $1.6 million of FX transaction losses, respectively, related to intercompany balances. During the three and six months ended June 30, 2009, Recovery Audit Services — Europe/Asia-Pacific SG&A recognized $1.4 million and $0.8 million of FX transaction gains, respectively, related to intercompany balances.
     Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the FX transaction losses related to intercompany balances, decreased by $0.3 million for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. For the six months ended June 30, 2010, Recovery Audit Services — Europe/Asia-Pacific SG&A excluding the FX transaction losses related to intercompany balances, decreased by $0.2 million compared to the same period in 2009. The slightly higher 2009 amounts resulted from professional fees associated with the acquisition of FAP which was completed in July 2009.
     New Services SG&A for the second quarter of 2010 increased by $0.8 million compared to the second quarter of 2009. For the six months ended June 30, 2010, New Services SG&A increased $1.0 million compared to the same period in 2009. These increases were primarily attributable to operating costs of Etesius Limited which was acquired in January 2010 (See Note J — Business Acquisition), increased use of professional services and depreciation of fixed assets acquired for the Company’s preparation for performance of the CMS RAC program subcontracts.

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
     Corporate Support SG&A totaled the following for the three and six months ended June 30, 2010 and 2009 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$3.9	$5.7	$8.9	$9.5
     Corporate Support SG&A for the quarter ended June 30, 2010 and 2009 includes stock-based compensation charges of $1.1 million and $1.0 million, respectively. The first six months of 2010 includes $1.9 million of stock-based compensation charges as compared to $1.0 million of stock-based compensation charges included in the same period in 2009.
     Corporate Support SG&A, excluding stock-based compensation charges, decreased 40.4% for the quarter ended June 30, 2010 and decreased 17.6% for the six months ended June 30, 2010, when compared to the same periods in 2009. These decreases are attributable to a $0.7 million accrual for the settlement of the Fleming Post Confirmation Trust litigation, professional fees related to litigation and severance charges incurred in 2009 for which there is no comparable costs in 2010 and decreased incentive compensation accruals in 2010.
     Other Items
     Interest Expense. Net interest expense was $0.3 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively. Net interest expense was $2.0 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively. Interest expense in the three months ended June 30, 2010 consisted primarily of interest related to the SunTrust Bank term loan under the Company’s credit facility, which had an outstanding balance of $13.5 million as of June 30, 2010. Interest expense in the six months ended June 30, 2010 included a charge of $1.4 million for unamortized deferred loan costs from the Ableco LLC term loan which were written off in January 2010 in conjunction with the Company entering into a new credit facility with SunTrust Bank (see “New Credit Facility” below).
     Income Tax Expense. The Company’s effective income tax expense rates as indicated in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three-month and six-month periods ended June 30, 2010 and 2009 primarily results from taxes on income of foreign subsidiaries.

Liquidity and Capital Resources
     As of June 30, 2010, the Company had $22.3 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $8.0 million of calculated availability for borrowings.
     While management believes that the recent global economic downturn has contributed to a decrease in the revenues that the Company would have otherwise earned in recent periods, this decrease has not resulted in the need for the Company to draw down on its revolving credit facility to fund its operations and has not materially adversely impacted the Company’s overall liquidity position. However, if revenues were to significantly decline, it could have an adverse impact on the Company’s liquidity. The Company was in compliance with the covenants in its new credit facility as of June 30, 2010 (see “New Credit Facility” below).
     Operating Activities. Net cash provided by (used in) operating activities was $(0.3 million) and $5.5 million during the six months ended June 30, 2010 and 2009, respectively. The $5.8 million decrease in cash provided by (used in) operating activities in the six months ended June 30, 2010 compared to the same period in 2009 was due to a $9.8 million reduction in operating profit partially offset by a $1.5 million increase in the change in operating assets and liabilities from the beginning to the end of the relevant periods. Portions of the reduced operating profit were attributable to increases in noncash charges such as depreciation and amortization expense and stock-based compensation which do not impact cash generated by operating activities. The $1.5 million increase in the change in operating assets and liabilities in the first six months of 2010 compared to the same period in 2009 was the result of lower payments for compensation, severance and other accrued liabilities made during the six months ended June 30, 2010 compared to the first six months of 2009. Such changes are itemized in the Company’s Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q.
     Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 2010 and 2009 amounted to $4.3 million and $2.7 million, respectively. Net cash used for property and equipment capital expenditures was $4.0 million and $1.4 million during the six months ended June 30, 2010 and 2009, respectively. Management currently expects this increased level of capital expenditures to continue over the next several quarters as the Company continues to enhance its healthcare audit systems supporting its performance in the CMS RAC program and other healthcare audits and in preparation and execution of the Company’s strategic initiatives. Capital expenditures are discretionary and changes in operating plans and results could cause management to alter its capital expenditure plans.
     In January 2010, the Company made the first of two deferred payments required as part of the acquisition of First Audit Partners LLP in the amount of £0.5 million ($0.8 million). The second payment of £0.8 million ($1.3 million) is due in July 2010.
     As discussed more fully in Note J — Business Acquisition in “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q, in February 2010, the Company acquired all the issued and outstanding capital stock of Etesius Limited for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million which was paid in February 2010.
     Financing Activities and Interest Expense. Net cash used in financing activities was $1.6 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. As described in more detail below, in January 2010, the Company entered into a new $15.0 million term loan, the proceeds of which were used to repay the remaining $14.2 million of outstanding principal from the Ableco LLC term loan and to pay $0.5 million in loan costs incurred in connection with the new SunTrust credit facility. During the first six months of 2010, the Company made mandatory payments totaling $1.5 million on its new term loan and reduced its capital lease obligations by $0.1 million.
     New Credit Facility
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and secured by substantially all of the assets of the Company. Amounts eligible for borrowing under the SunTrust revolver are based on eligible accounts receivable and other factors. Availability under the SunTrust revolver at June 30, 2010 was $8.0 million.

     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each commencing in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an additional annual prepayment if excess cash flow as defined in the agreement exceeds a certain threshold. The first of any such excess cash flow payments would be payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of June 30, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. As of June 30, 2010 the applicable interest rate under the SunTrust credit facility was 2.85%. The Company incurred approximately $0.7 million of costs in connection with entering into the SunTrust credit facility. Such amount has been capitalized and is being amortized over the life of the facility.
     The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets, repurchase shares of its capital stock or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default.
     The Company used substantially all the funds from the SunTrust term loan to repay in full the $14.2 million outstanding under the Ableco LLC term loan.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months.
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, as extended by the Board of Directors, the Company may repurchase up to $10 million of its common stock from time to time through March 31, 2011. The SunTrust credit facility permits the Company to repurchase up to $1.0 million of its common stock annually. For the six months ended June 30, 2010, the Company did not repurchase any shares of its common stock under this program.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2010, an aggregate of 134,493 Performance Units were settled by two executive officers and one former executive officer. These settlements resulted in the issuance of 80,694 shares of common stock and cash payments totaling $0.4 million. On May 3, 2010, an aggregate of 44,831 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million. As of June 30, 2010, total Performance Unit awards outstanding were 89,662 with an aggregate intrinsic value of $0.4 million.

     Off Balance Sheet Arrangements
     As of June 30, 2010, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2010, we recognized $3.9 million and $7.9 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million and $0.8 million, respectively, for the three and six months ended June 30, 2010.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. The Company had $8.0 million of calculated borrowing availability under its revolving credit facility and $13.5 million outstanding under a term loan as of June 30, 2010. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. There are no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s credit facility entered into on January 19, 2010 prohibits the payment of any cash dividends on the Company’s capital stock.
     The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2010:

Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	Total Number of		Part of Publicly	Be Purchased Under
	Shares Purchased	Average Price Paid	Announced Plans or	the Plans or
2010	(a)	per Share	Programs	Programs
(millions of dollars)
April 1 — April 30	—	$—	—	$—
May 1 — May 31	—	$—	—	$—
June 1 — June 30	19,667	$4.03	—	$—

	19,667	$4.03	—

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Reserved]
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

10.1	PRGX Global, Inc. 2008 Equity Incentive Plan, as amended and restated effective April 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 21, 2010).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2010.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
August 13, 2010	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

August 13, 2010	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)