Form 10-Q
period 2010-09-30
PRGX GLOBAL, INC.
filed 2010-11-15
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑
     Common shares of the registrant outstanding at November 1, 2010 were 23,904,475.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$46,900	$45,321	$133,736	$130,044
Cost of revenues	31,952	28,974	93,163	83,715

Gross margin	14,948	16,347	40,573	46,329

Selling, general and administrative expenses	10,895	11,001	36,820	31,497

Operating income	4,053	5,346	3,753	14,832

Gain on bargain purchase, net	—	2,388	—	2,388

Income before interest and income taxes	4,053	7,734	3,753	17,220

Interest expense, net	315	728	2,351	2,154

Earnings before income taxes	3,738	7,006	1,402	15,066

Income taxes	1,177	605	2,241	1,767

Net earnings (loss)	$2,561	$6,401	$(839)	$13,299

Basic earnings (loss) per common share (Note B)	$0.11	$0.27	$(0.04)	$0.59

Diluted earnings (loss) per common share (Note B)	$0.11	$0.27	$(0.04)	$0.57

Weighted-average common shares outstanding (Note B):
Basic	24,218	23,404	23,798	22,735

Diluted	24,388	23,833	23,798	23,453

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS
Current assets:
Cash and cash equivalents (Notes F and I)	$20,244	$33,026
Restricted cash	120	256
Receivables:
Contract receivables, less allowances of $552 in 2010 and $1,032 in 2009:
Billed	26,150	28,034
Unbilled	4,635	4,481

	30,785	32,515
Employee advances and miscellaneous receivables, less allowances of $274 in 2010 and $351 in 2009	737	276

Total receivables	31,522	32,791

Prepaid expenses and other current assets	3,535	2,335

Total current assets	55,421	68,408

Property and equipment, at cost	41,480	34,446
Less accumulated depreciation and amortization	(26,280)	(24,443)

Property and equipment, net	15,200	10,003

Goodwill (Note I)	4,600	4,600
Intangible assets, less accumulated amortization of $16,513 in 2010 and $13,573 in 2009 (Note I)	22,671	24,104
Unbilled receivables	1,460	1,410
Other assets	891	1,988

	$100,243	$110,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,460	$15,707
Accrued payroll and related expenses	14,370	19,884
Refund liabilities	7,251	7,467
Deferred revenue	1,440	916
Current portions of debt and capital lease obligations (Note G)	3,000	3,260
Business acquisition obligations	598	2,695

Total current liabilities	39,119	49,929

Long-term debt and capital lease obligations (Note G)	9,750	11,070
Deferred income taxes	951	—
Noncurrent compensation obligations	165	978
Refund liabilities	732	733
Other long-term liabilities	5,824	6,364

Total liabilities	56,541	69,074

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,880,086 shares issued and outstanding as of September 30, 2010 and 23,272,892 shares issued and outstanding as of December 31, 2009	239	233
Additional paid-in capital	565,374	562,563
Accumulated deficit	(525,500)	(524,661)
Accumulated other comprehensive income	3,589	3,304

Total shareholders’ equity	43,702	41,439

	$100,243	$110,513

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(839)	$13,299
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Gain on bargain purchase, net	—	(2,388)
Depreciation and amortization	6,602	4,342
Amortization of deferred loan costs (Note G)	1,493	591
Stock-based compensation expense	3,047	2,500
Loss on sale of property and equipment	2	92
Deferred income taxes	(332)	(226)
Changes in assets and liabilities:
Restricted cash	137	(256)
Billed receivables	1,897	1,712
Unbilled receivables	(204)	1,191
Prepaid expenses and other current assets	(876)	329
Other assets	35	55
Accounts payable and accrued expenses	(3,679)	(7,112)
Accrued payroll and related expenses	(5,322)	(4,701)
Refund liabilities	(217)	(840)
Deferred revenue	(90)	915
Noncurrent compensation obligations	(813)	(1,363)
Other long-term liabilities	(673)	(500)

Net cash provided by operating activities	168	7,640

Cash flows from investing activities:
Business acquisitions	(5,315)	(2,029)
Purchases of property and equipment, net of disposal proceeds	(5,249)	(2,065)

Net cash used in investing activities	(10,564)	(4,094)

Cash flows from financing activities:
Repayment of former credit facility (Note G)	(14,154)	(3,983)
Repayments of debt	(2,426)	—
Proceeds from term loan (Note G)	15,000	—
Repurchases of common stock	—	(246)
Restricted stock remitted by employees for taxes	(205)	(50)
Proceeds from option exercises	57	26
Payments for deferred loan costs	(666)	—

Net cash used in financing activities	(2,394)	(4,253)

Effect of exchange rates on cash and cash equivalents	8	1,348

Net change in cash and cash equivalents	(12,782)	641

Cash and cash equivalents at beginning of period	33,026	26,688

Cash and cash equivalents at end of period	$20,244	$27,329

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$479	$1,517

Cash paid during the period for income taxes, net of refunds	$1,662	$3,434

Liabilities assumed in a business acquisition (Note J)	$197	$4,210

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
     For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2009.
     Certain reclassifications have been made to the 2009 amounts to conform to the presentation in 2010. During the first quarter of 2010 the Company adopted new accounting policies which were required for revenue and cost recognition related to contracts for services which are included in the Company’s New Services reporting segment. Such new policies generally provide that revenue recognition be deferred until the completion of the services being provided. Such new policies also provide that when revenue recognition is deferred, certain costs which are considered to be direct and incremental in relation to the services being performed are also deferred and recognized in the same period as the related revenue.
     During the second quarter of 2010, management revised certain fixed asset estimated useful lives used for the purpose of calculating depreciation expense. Such change in estimate resulted from a review of management’s planned fixed asset replacement cycle. Based on this new fixed asset replacement cycle anticipated useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. The impact of the change in estimate on the three and nine months ended September 30, 2010 were reductions in depreciation expense of $0.1 million and $0.2 million, respectively, and depreciation expense for the year ended December 31, 2010 is expected to decline by $0.3 million as a result of the change.
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
     FASB ASC Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”). ASU No. 2010-26 clarifies which costs relating to the acquisition of new or renewal insurance qualify for deferral (deferred acquisition costs), and which should be expensed as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company is currently evaluating the impact that the adoption of ASU No. 2010-26 will have on its consolidated financial statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note B — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Net earnings (loss)	$2,561	$6,401	$(839)	$13,299

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	24,218	23,404	23,798	22,735

Basic earnings (loss) per common share	$0.11	$0.27	$(0.04)	$0.59

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Diluted earnings (loss) per common share:
Numerator for earnings (loss) per common share calculations:
Net earnings (loss)	$2,561	$6,401	$(839)	$13,299

Denominator:
Denominator for basic earnings (loss) per common share — weighted-average common shares outstanding during the period	24,218	23,404	23,798	22,735
Incremental shares from stock-based compensation plans	170	429	—	718

Denominator for diluted earnings (loss) per common share	24,388	23,833	23,798	23,453

Diluted earnings (loss) per common share	$0.11	$0.27	$(0.04)	$0.57

     For the three months ended September 30, 2010, options to purchase 1.8 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the nine months ended September 30, 2010, 0.1 million Performance Units related to the Company’s 2006 Management Incentive Plan and options to purchase 2.3 million shares of common stock were not included in the computation of diluted earnings per common share due to their antidilutive effect to loss per common share. For the three and nine months ended September 30, 2009, options to purchase 1.7 million shares of common stock were not included in the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the periods and were therefore antidilutive. The number of common shares used in the earnings per common share computations for both the three and nine months periods ended September 30, 2010 include 1.2 million nonvested restricted shares and 0.3 million nonvested restricted share units which are considered to be participating securities. The number of common shares used in the earnings per common share computations for both the three and nine months periods ended September 30, 2009 include 1.0 million nonvested restricted shares and 0.2 million nonvested restricted share units which are considered to be participating securities.
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
     The following table summarizes stock option grants during the nine months ended September 30, 2010 and 2009:

	# of		Weighted
	Options	Vesting	Average	Grant Date
	Granted	Period	Exercise Price	Fair Value
2010
	51,276	1 year (1)	$4.20	$129,604
	8,546	3 years (2)	5.39	34,146
	624,010	3 years (3)	4.07	1,646,418

2009
	296,296	4 years (4)	3.57	763,529
	42,730	1 year (5)	2.82	88,011
	493,255	3 years (3)	2.83	1,029,807

(1)	Non-qualified stock options were granted under the 2008 EIP to the Company’s non-employee directors. The options vest in full upon the earlier of (i) June 23, 2011, and (ii) the date of, and immediately prior to, the Company’s 2011 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested options are forfeited when a director leaves the Board. 42,730 of these options expire on June 22, 2017, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before June 22, 2017. The remaining 8,546 options expire on September 7, 2017, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before September 7, 2017.

(2)	Non-qualified stock options were granted under the 2008 EIP to a new non-employee director. The options vest in full upon the earlier of (i) June 23, 2013, and (ii) the date of, and immediately prior to, the Company’s 2013 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested options are forfeited when a director leaves the Board. The options expire on September 7, 2017, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before September 7, 2017.

(3)	Non-qualified stock options were granted to certain executive and non-executive employees of the Company pursuant to the 2008 EIP. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

(4)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company. Mr. Bahl’s options were granted in two tranches, the first of which consists of 111,111 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 185,185 shares and vests 50% on each of the second and fourth anniversaries of the grant date.

(5)	Non-qualified stock options were granted under the 2008 EIP to the Company’s non-employee directors. The options vested in full on May 26, 2010. The options expire on May 25, 2016, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before May 25, 2016.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes nonvested stock awards (restricted stock and restricted stock units) grants during the nine months ended September 30, 2010 and 2009:

	# of
	Shares	Vesting	Grant Date
	Granted	Period	Fair Value
2010
	51,276	1 year (1)	$215,274
	8,546	3 years (2)	46,063
	600,010	3 years (3)	2,410,965

2009
	344,445	4 years (4)	1,229,669
	42,730	1 year (5)	120,499
	20,000	3 years (6)	57,400
	510,332	3 years (3)	1,467,836

(1)	Nonvested stock awards (restricted stock) were granted to the Company’s non-employee directors pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) June 23, 2011, and (ii) the date of, and immediately prior to, the Company’s 2011 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantees of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.

(2)	Nonvested stock awards (restricted stock) were granted to a new non-employee director pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) June 23, 2013, and (ii) the date of, and immediately prior to, the Company’s 2013 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested shares of restricted stock will be forfeited when the director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantee of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.

(3)	Nonvested stock awards (restricted stock and restricted stock units) were granted to certain executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock and the restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

(4)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock. Mr. Bahl’s nonvested stock awards were granted in two tranches, the first of which consists of 233,334 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 111,111 shares and vests 50% on each of the second and fourth anniversaries of the grant date. During the vesting period, Mr. Bahl will be entitled to receive dividends with respect to the nonvested shares, if any, and to vote the shares.

(5)	Nonvested stock awards (restricted stock) were granted to the Company’s non-employee directors pursuant to the 2008 EIP. The shares of restricted stock vested in full on May 26, 2010.

(6)	Nonvested stock awards (restricted stock) were granted to an employee of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock vest 50% on each of the first and third anniversaries of the grant date. During the vesting period, the restricted stock grantee will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares.

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
     As of September 30, 2010, a total of 89,662 Performance Units were outstanding and fully vested under the 2006 MIP.
     Selling, general and administrative expenses for the three months ended September 30, 2010 and 2009 include $1.2 million and $1.5 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2010 and 2009 include $3.0 million and $2.5 million, respectively, related to stock-based compensation charges. At September 30, 2010, there was $7.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 2.3 years.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Management evaluates the performance of its operating segments based upon revenues and measures of profit or loss it refers to as EBITDA and adjusted EBITDA. Adjusted EBITDA is earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition obligations classified as compensation, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. The Company does not have any inter-segment revenues. Segment information for the three and nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Recovery	Recovery Audit
	Audit	Services –
	Services-	Europe/Asia -	New	Corporate
	Americas	Pacific	Services	Support	Total
Three Months Ended September 30, 2010
Revenues	$29,740	$14,824	$2,336	$—	$46,900

EBITDA	$8,262	$3,762	$(1,637)	$(4,043)	$6,344
Foreign currency (gains) losses on intercompany balances	(44)	(1,223)	(7)	—	(1,274)
Acquisition obligations classified as compensation	—	106	—	—	106
Stock-based compensation	—	—	—	1,170	1,170

Adjusted EBITDA	$8,218	$2,645	$(1,644)	$(2,873)	$6,346

Three Months Ended September 30, 2009
Revenues	$31,794	$12,236	$1,291	$—	$45,321

EBITDA	$10,912	$4,581	$(1,131)	$(4,994)	$9,368
Foreign currency (gains) losses on intercompany balances	(2)	(676)	—	—	(678)
Stock-based compensation	—	—	—	1,496	1,496
Gain on bargain purchase, net	—	(2,388)	—	—	(2,388)

Adjusted EBITDA	$10,910	$1,517	$(1,131)	$(3,498)	$7,798

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Recovery	Recovery Audit
	Audit	Services
	Services-	Europe/Asia -	New	Corporate
	Americas	Pacific	Services	Support	Total
Nine Months Ended September 30, 2010
Revenues	$84,582	$42,564	$6,590	$—	$133,736

EBITDA	$21,788	$6,110	$(4,503)	$(13,040)	$10,355
Foreign currency (gains) losses on intercompany balances	27	416	(5)	—	438
Acquisition obligations classified as compensation	—	265	—	—	265
Stock-based compensation	—	—	—	3,047	3,047

Adjusted EBITDA	$21,815	$6,791	$(4,508)	$(9,993)	$14,105

Nine Months Ended September 30, 2009
Revenues	$92,004	$34,195	$3,845	$—	$130,044

EBITDA	$31,811	$6,773	$(2,566)	$(14,456)	$21,562
Foreign currency (gains) losses on intercompany balances	(329)	(1,423)	—	—	(1,752)
Litigation settlement	—	—	—	650	650
Stock-based compensation	—	—	—	2,500	2,500
Gain on bargain purchase, net	—	(2,388)	—	—	(2,388)

Adjusted EBITDA	$31,482	$2,962	$(2,566)	$(11,306)	$20,572

     The following table reconciles net earnings to EBITDA and adjusted EBITDA for each of the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net earnings (loss)	$2,561	$6,401	$(839)	$13,299

Income taxes	1,177	605	2,241	1,767
Interest, net	315	728	2,351	2,154
Depreciation and amortization	2,291	1,634	6,602	4,342

EBITDA	6,344	9,368	10,355	21,562

Foreign currency (gains) losses on intercompany balances	(1,274)	(678)	438	(1,752)
Litigation settlement	—	—	—	650
Acquisition obligations classified as compensation	106	—	265	—
Stock-based compensation	1,170	1,496	3,047	2,500
Gain on bargain purchase, net	—	(2,388)	—	(2,388)

Adjusted EBITDA	$6,346	$7,798	$14,105	$20,572

Note E — Comprehensive Income
     The Company applies the provisions of FASB ASC 220, “Comprehensive Income” (“FASB ASC 220”). This standard establishes items that are required to be recognized under accounting standards as components of comprehensive income. FASB ASC 220 requires, among other things, that an enterprise report a total for

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
comprehensive income in condensed financial statements of interim periods issued to shareholders. For the three-month periods ended September 30, 2010 and 2009, the Company’s consolidated comprehensive income was $2.6 million and $6.5 million, respectively. For the nine-month periods ended September 30, 2010 and 2009, the Company’s consolidated comprehensive income (loss) was $(0.6) million and $13.2 million, respectively. The difference between consolidated comprehensive income (loss), as disclosed here, and traditionally determined consolidated net earnings (loss), as set forth on the accompanying Condensed Consolidated Statements of Operations (Unaudited), results from foreign currency translation adjustments.
Note F - Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. The Company places its temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     At September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $20.2 million and $33.0 million, respectively, of which cash equivalents represented approximately $9.3 million and $20.7 million, respectively. The Company had $7.6 million and $17.1 million in cash equivalents at U.S. banks at September 30, 2010 and December 31, 2009, respectively. At September 30, 2010 and December 31, 2009, certain of the Company’s international subsidiaries held $1.7 million and $3.6 million, respectively, in temporary investments. Most of the temporary investments held by international subsidiaries at September 30, 2010 were held in Brazil.
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
     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each which commenced in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on an excess cash flow calculation as defined in the agreement. The first such payment is payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of September 30, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The Company made mandatory principal payments on its SunTrust term loan totaling $2.3 million during the nine months ended September 30, 2010.
     The Company used substantially all the funds from the SunTrust term loan to prepay in full the $14.2 million outstanding under the Ableco LLC (“Ableco”) term loan. In conjunction with entering into the new credit facility, $1.4 million of unamortized deferred loan costs from the Ableco LLC term loan were written off in January 2010. No draw under the SunTrust revolver was necessary in connection with the prepayment and termination of the Ableco term loan. See the Company’s Form 10-K for the year ended December 31, 2009 for additional information regarding the former Ableco credit facility (including term loan) that was outstanding during the first nine months of 2009 and for the first 19 days of 2010.
     In September 2010 the Company entered into an amendment of its SunTrust credit facility, lowering the required minimum adjusted EBITDA and fixed charge coverage ratio through December 31, 2010. In October 2010 the Company entered into an interest rate swap agreement with SunTrust related to the $3.0 million principal portion of the loan due in January 2014 and the $0.8 million portion due December 2013. The interest rate swap agreement

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effectively changed the index rate applicable to those principal components from a variable rate of interest tied to LIBOR to a fixed index rate of 1.23%.
     Total debt outstanding at September 30, 2010 was $12.8 million which represented the outstanding balance on the SunTrust term loan.
     The Company made mandatory principal payments of $3.8 million on its previously outstanding Ableco term loan during the nine months ended September 30, 2009.
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
     Information regarding assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

		Fair Value Measurements at Reporting Date
		Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Reporting	Assets	Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
As of September 30, 2010
Assets:
Cash and cash equivalents	$20,244	$20,244	$—	$—

Liabilities:
Business acquisition obligations	$2,717	$—	$—	$2,717

As of December 31, 2009
Assets:
Cash and cash equivalents	$33,026	$33,026	$—	$—

Liabilities:
Business acquisition obligations	$4,369	$—	$—	$4,369

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Debt and capital lease obligations of $12.8 million and $14.3 million as of September 30, 2010 and December 31, 2009, respectively, are reported at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Management believes that the fair values of such instruments are approximately equal to their carrying values as of those dates. Fair value measurements of debt and capital lease obligations are based on Level 2 inputs as defined in FASB ASC 820 (significant other observable inputs). Significant other observable inputs would include effective borrowing rates for comparable instruments given the Company’s perceived credit risk.
Note J - Business Acquisitions
     Etesius Limited
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     First Audit Partners LLP
     Effective July 16, 2009, the Company’s UK subsidiary acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United Kingdom. The business and assets of FAP have been integrated into the Company’s European operations (included in the Recovery Audit Services — Europe/Asia-Pacific operating segment) and expanded the growing list of major European retailers to whom the Company provides services.
     The financial terms of the FAP Asset Purchase Agreement (“APA”) are denominated in British pounds sterling; parenthetical references to U.S. dollar equivalents below are based on the foreign exchange rates as of the acquisition date. The APA required an initial payment to the FAP owners of ₤1.0 million ($1.6 million) and required additional deferred payments of ₤0.5 million ($0.8 million) in January 2010 and ₤0.8 million ($1.3 million) in July 2010. Additional variable consideration (“earn-out”) may also be due based on the operating results generated by the acquired business over the next four years. The Company recorded an additional ₤1.3 million ($2.1 million) payable based on management’s estimate of the earn-out liability. The earn-out liability was calculated based on estimated future discounted cash flows to be generated by the acquired business over a four year period. The discount rate was determined based on specific business risk, cost of capital and other factors. The total estimated purchase price was valued at approximately $5.8 million.
     The estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of assets acquired:
Equipment	$56
Current assets, primarily work in progress	741
Intangible assets, primarily customer relationships	7,830

8,627

Fair value of purchase price	5,839

Gain on bargain purchase	2,788

Transaction costs	(400)

Gain on bargain purchase, net	$2,388

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
Note K — Subsequent Events
     On November 15, 2010 the Company acquired substantially all of the assets of TJG Holdings LLC, a privately-held advisory services firm based in Chicago, Illinois and doing business as The Johnsson Group (“TJG”). The acquisition of TJG expands the Company’s advisory services business, which is part of the New Services segment.
     The initial purchase price for the TJG assets was $2.0 million, subject to adjustment based on the actual net working capital delivered as part of the acquired assets. Additional variable consideration of up to $1.9 million may

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
also be due to TJG between mid-2011 and early 2013 based on certain revenues generated in 2011 and 2012. The Company has not completed the valuations and accounting required under FASB ASC 805.

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
     Given that the data on which the Company performs its recovery audit services is typically 3 to 15 months removed from the actual dates of transactions between the Company’s clients and their vendors, the Company expects that it will not begin to recognize increased revenues from recovery auditing in the retail industry as a result of improving economic conditions until well after the positive effects of such improved conditions have been realized by its clients. While the net impact of the recent economic downturn on the Company’s recovery audit revenues is difficult to precisely determine or predict, the Company believes that for the foreseeable future, its revenues will remain at a level that will not have a significant adverse impact on the Company’s liquidity, and management has taken steps to mitigate any adverse impact of the economic downturn on the Company’s revenues and overall financial health. These steps include limiting salary increases for Company employees and devoting substantial efforts in the development of a lower “cost-to-serve” service model to enable the Company to more cost effectively serve commercial clients in an effort to reduce the Company’s dependency on customers in the retail industry. Further, management is working diligently to expand the Company’s business beyond its core recovery audit services to retailers, such as the Company’s efforts to expand its business analytics and advisory services businesses. Recent reported financial results, particularly the nine months ended September 30, 2010, have been significantly impacted by the investments the Company is making in connection with these initiatives.
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
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare be extended beyond the March 2008 end of the RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. On February 9, 2009, the Company announced that it had entered into subcontracts with three of the four national RAC program contract awardees. CMS is responsible for implementation of the overall national RAC program, and the Company’s future revenues from its RAC program subcontracts are heavily dependent on CMS’s implementation schedule and priorities, both of which are beyond the Company’s control. Revenues from the RAC program subcontracts began to ramp up in the third quarter of 2010 and while the magnitude and timing of additional RAC program revenues are difficult to predict, management expects revenues from Medicare auditing to become more meaningful in the fourth quarter of 2010 and to steadily increase through the first half of 2011. In preparation for its work as a RAC subcontractor, the Company has incurred costs primarily relating to staffing and upgrading its technology systems. The Company incurred operating losses of approximately $4.0 million during both the year ended December 31, 2009 and nine months ended September 30, 2010 related to this effort. The Company is also pursuing potential opportunities resulting from more recent legislation which requires Medicaid RAC programs to be implemented in all 50 states by April 2011. Management expects that most states will undertake a competitive bidding process for their Medicaid RAC programs and no assurance can be given that the Company will participate in any future auditing of Medicaid claims.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.1	63.9	69.7	64.4

Gross margin	31.9	36.1	30.3	35.6

Selling, general and administrative expenses	23.2	24.3	27.5	24.2

Operating income	8.7	11.8	2.8	11.4

Gain on bargain purchase, net	—	5.3	—	1.8
Interest expense, net	0.7	1.6	1.8	1.7

Earnings before income taxes	8.0	15.5	1.0	11.5

Income taxes	2.5	1.3	1.6	1.4

Net earnings (loss)	5.5%	14.2%	(0.6%)	10.1%

Three and Nine Months Ended September 30, 2010 Compared to the Corresponding Periods of the Prior Year
     Revenues. Revenues for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Recovery Audit Services — Americas	$29.8	$31.8	$84.6	$92.0
Recovery Audit Services — Europe/Asia-Pacific	14.8	12.2	42.5	34.2
New Services	2.3	1.3	6.6	3.8

Total	$46.9	$45.3	$133.7	$130.0

     Total revenues for the quarter ended September 30, 2010 increased by $1.6 million, or 3.5% from the amount recognized in the quarter ended September 30, 2009. On a constant dollar basis, adjusted for changes in foreign currency exchange (“FX”) rates, total revenues increased by 4.3% during the third quarter of 2010 as compared to the third quarter of 2009. Total revenues for the nine months ended September 30, 2010 increased by $3.7 million, or 2.8%, compared to the nine months ended September 30, 2009. On a constant dollar basis, adjusted for changes in FX rates, revenues for the first nine months of 2010 increased 1.4% as compared to the nine months ended September 30, 2009.
     Recovery Audit Services — Americas revenues decreased by $2.0 million, or 6.3%, in the third quarter of 2010 compared to the third quarter of 2009. For the nine months ended September 30, 2010, revenues decreased by $7.4 million, or 8.1%, compared to the prior year period. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services — Americas revenues decreased by 7.7% during the third quarter of 2010 as compared to the third quarter of 2009 and decreased by 10.6% during the first nine months of 2010 compared to the nine months ended September 30, 2009. These decreases in Recovery Audit Services — Americas revenues are due to several factors, including fewer clients served, the impact of the Company’s clients developing and strengthening their own internal audit capabilities as a substitute for the Company’s services, the current economic environment and competitive rate pressures. The Company is executing several strategic initiatives such as reintroducing a sales and business development capability and making investments in software and the Company’s information technology infrastructure to enhance the Company’s audit strategies and effectiveness.
     Revenues in the Recovery Audit Services — Europe/Asia-Pacific segment for the three months ended September 30, 2010 increased by $2.6 million, or 21.2%, compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenues increased by $8.3 million, or 24.5%, compared to the comparable period in the prior year. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services — Europe/Asia-Pacific revenues increased by 27.2% during the third quarter of 2010 as compared to the third quarter of 2009 and increased by 25.7% during the first nine months of 2010 compared to the corresponding prior year nine-month period. These increases are attributable to revenues from the July 2009 acquisition of First Audit Partners LLP (“FAP”), and to incremental revenues from existing and new clients.
     New Services revenues for the three months ended September 30, 2010 increased by $1.0 million, or 80.9%, compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, revenues increased by $2.8 million, or 71.4%, compared to the corresponding prior year period. New Services revenues for both the three and nine month periods ended September 30 in each of 2010 and 2009 primarily consist of advisory services revenues. The 2010 nine-month period also includes revenues from business analytics services and the 2010 third quarter includes revenues from the CMS RAC subcontracts. While the magnitude and timing of additional RAC program revenues are difficult to predict, management expects revenues from Medicare auditing to become more meaningful in the fourth quarter of 2010 and to steadily increase through the first half of 2011.
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
     COR for the three and nine months ended September 30, 2010 and 2009 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Recovery Audit Services — Americas	$17.6	$17.0	$51.3	$50.9
Recovery Audit Services — Europe/Asia-Pacific	11.2	9.7	32.7	27.0
New Services	3.2	2.3	9.2	5.8

Total	$32.0	$29.0	$93.2	$83.7

     COR as a percentage of revenues for Recovery Audit Services — Americas was 59.0% and 53.6% for the three months ended September 30, 2010 and 2009, respectively. This equates to gross margin percentages of 41.0% and 46.4%, respectively, for the Recovery Audit Services — Americas segment for the quarters ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, COR as a percentage of revenues for Recovery Audit Services — Americas was 60.6% and 55.3%, respectively. This equates to gross margin percentages of 39.4% and 44.7%, respectively, for the Recovery Audit Services — Americas segment for the nine-month periods ended September 30, 2010 and 2009.
     The increases in Recovery Audit Services — Americas COR as a percentage of revenues for the third quarter of 2010 and nine months ended September 30, 2010 as compared to the corresponding prior year periods are partially attributable to the revenue declines over those periods without corresponding reductions in COR. Additionally, the Company is making investments in its various growth and other strategic initiatives, significant portions of which are included in Recovery Audit Services — Americas COR.
     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 75.4% and 78.8% for the three months ended September 30, 2010 and 2009, respectively. This equates to gross margin percentages of 24.6% and 21.2%, respectively, for the Recovery Audit Services — Europe/Asia-Pacific segment for the quarters ended September 30, 2010 and 2009. For the nine months ended September 30, 2010 and 2009, COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 76.8% and 79.0%, respectively. This equates to gross margin percentages of 23.2% and 21.0%, respectively, for the Recovery Audit Services — Europe/Asia-Pacific segment for the nine-month periods ended September 30, 2010 and 2009.
     The improvements in gross margin percentages for Recovery Audit Services — Europe/Asia-Pacific in the three and nine months ended September 30, 2010 primarily resulted from lower commissions paid to third parties in Europe as a percentage of revenues.

     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (75.4% for the third quarter of 2010 and 76.8% for the nine months ended September 30, 2010) compared to Recovery Audit Services — Americas (59.0% for the third quarter of 2010 and 60.6% for the nine months ended September 30, 2010) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR for the three and nine months ended September 30, 2010 and 2009 relates primarily to costs of advisory services and costs associated with the Company’s performance of the CMS RAC program subcontracts. The amount by which New Services COR exceeds New Services revenues represents a portion of the Company’s investment in the New Services segment. Management expects such investment (COR in excess of revenues) to continue throughout 2010 and into the first half of 2011.
     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit and New Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses, gains and losses on asset disposals, depreciation of property and equipment and amortization of intangibles related to the Recovery Audit and New Services segments.
     Recovery Audit and New Services SG&A for the three and nine months ended September 30, 2010 and 2009 were as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Recovery Audit Services — Americas	$5.4	$5.0	$16.0	$12.9
Recovery Audit Services — Europe/Asia-Pacific	0.3	0.8	5.0	3.2
New Services	1.2	0.2	2.8	0.9

Total	$6.9	$6.0	$23.8	$17.0

     Recovery Audit Services — Americas SG&A increased 7.0% for the three months ended September 30, 2010 and increased 24.1% for the nine months ended September 30, 2010 from the comparable periods in 2009. These increases in Recovery Audit Services — Americas SG&A were primarily a result of costs incurred in connection with the Company’s efforts to build its sales and business development capabilities, combined with higher depreciation expense resulting from investments to upgrade the Company’s information technology infrastructure.
     Recovery Audit Services — Europe/Asia-Pacific SG&A includes FX transaction gains and losses, including the gains and losses related to intercompany balances. During the three months ended September 30, 2010, Recovery Audit Services — Europe/Asia-Pacific SG&A recognized $1.2 million of FX transaction gains related to intercompany balances and during the nine months ended September 30, 2010 recognized $0.4 million of FX transaction losses related to intercompany balances. During the three and nine months ended September 30, 2009, Recovery Audit Services — Europe/Asia-Pacific SG&A recognized $0.7 million and $1.4 million of FX transaction gains, respectively, related to intercompany balances.
     Recovery Audit Services — Europe/Asia-Pacific SG&A, excluding the FX transaction gains and losses related to intercompany balances, increased by $0.1 million for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. For the nine months ended September 30, 2010, Recovery Audit Services — Europe/Asia-Pacific SG&A excluding the FX transaction losses related to intercompany balances, decreased by $0.1 million compared to the same period in 2009. Recovery Audit Services — Europe/Asia-Pacific SG&A in 2010 remained comparable to 2009 as the result of relatively lower severance costs and incentive compensation accruals and relatively higher amortization and depreciation costs resulting from the acquisition of FAP which was completed in July 2009.
     New Services SG&A for the third quarter of 2010 increased by $1.0 million compared to the third quarter of 2009. For the nine months ended September 30, 2010, New Services SG&A increased $1.9 million compared to the same period in 2009. These increases were primarily attributable to the additional operating costs of Etesius Limited which was acquired in February 2010 (See Note J - Business Acquisition), increased use of professional services, depreciation of fixed assets acquired for the Company’s preparation for performance of the CMS RAC program subcontracts and additional sales and business development personnel.

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
     Corporate Support SG&A totaled the following for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Selling, general and administrative expenses	$4.0	$5.0	$13.0	$14.5
     Corporate Support SG&A for the quarters ended September 30, 2010 and 2009 includes stock-based compensation charges of $1.2 million and $1.5 million, respectively. The first nine months of 2010 includes $3.0 million of stock-based compensation charges as compared to $2.5 million of stock-based compensation charges included in the same period in 2009.
     Corporate Support SG&A, excluding stock-based compensation charges, decreased 17.8% for the quarter ended September 30, 2010 and decreased 16.4% for the nine months ended September 30, 2010, when compared to the same periods in 2009. These decreases are attributable to a $0.7 million accrual for the settlement of the Fleming Post Confirmation Trust, professional fees related to litigation and severance charges incurred in 2009 for which there are no comparable costs in 2010 and decreased incentive compensation accruals in 2010.
     Other Items
     Interest Expense. Net interest expense was $0.3 million and $0.7 million for the three months ended September 30, 2010 and 2009, respectively. Net interest expense was $2.4 million and $2.2 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense in the three months ended September 30, 2010 consisted primarily of interest related to the SunTrust Bank term loan under the Company’s credit facility, which had an outstanding balance of $12.8 million as of September 30, 2010. Interest expense in the nine months ended September 30, 2010 included a charge of $1.4 million for unamortized deferred loan costs associated with the Company’s prior term loan from Ableco LLC which costs were written off in January 2010 in conjunction with the Company entering into a new credit facility with SunTrust Bank (see “New Credit Facility” below).
     Income Tax Expense. The Company’s income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that would normally be expected because of the Company’s valuation allowance against its deferred tax assets. Reported income tax expense for the three-month and nine-month periods ended September 30, 2010 and 2009 primarily results from taxes on income of foreign subsidiaries.

Liquidity and Capital Resources
     As of September 30, 2010, the Company had $20.2 million in cash and cash equivalents and no borrowings under the revolver portion of its credit facility. The revolver had approximately $7.3 million of calculated availability for borrowings.
     While management believes that the recent global economic downturn has contributed to a decrease in the revenues that the Company would have otherwise earned in recent periods, this decrease has not resulted in the need for the Company to draw down on its revolving credit facility to fund its operations and has not materially adversely impacted the Company’s overall liquidity position. However, if revenues were to significantly decline, it could have an adverse impact on the Company’s liquidity. The Company was in compliance with the covenants in its new credit facility as of September 30, 2010 (see “New Credit Facility” below).
     Operating Activities. Net cash provided by operating activities was $0.2 million and $7.6 million during the nine months ended September 30, 2010 and 2009, respectively. The $7.4 million decrease in cash provided by operating activities in the nine months ended September 30, 2010 compared to the same period in 2009 was due to an $11.1 million reduction in operating profit partially offset by a $0.6 million increase in the change in operating assets and liabilities from the beginning to the end of the relevant periods. Portions of the reduced operating profit were attributable to increases in noncash charges such as depreciation and amortization expense (a $2.3 million increase) and stock-based compensation (a $0.5 million increase) which do not impact cash generated by operating activities. The $0.6 million increase in the change in operating assets and liabilities in the first nine months of 2010 compared to the same period in 2009 was the result of the timing of certain foreign tax payments and lower payments for other accrued liabilities made during the nine months ended September 30, 2010 compared to the first nine months of 2009. These improvements in cash flow in 2010 were partially offset by smaller reductions in accounts receivable balances in 2010 compared to 2009. Such asset and liability changes are itemized in the Company’s Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q.
     Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $6.6 million and $4.3 million, respectively. Net cash used for property and equipment capital expenditures was $5.2 million and $2.1 million during the nine months ended September 30, 2010 and 2009, respectively. Management currently expects this increased level of capital expenditures to continue over the next several quarters as the Company continues to enhance its healthcare audit systems supporting its performance in the CMS RAC program and other healthcare audits and its execution of the Company’s strategic initiatives. Capital expenditures are discretionary and changes in operating plans and results could cause management to alter its capital expenditure plans.
     In January 2010, the Company made the first of two deferred payments required as part of the acquisition of First Audit Partners LLP in the amount of £0.5 million ($0.8 million). The second payment of £0.8 million ($1.3 million) was paid in July 2010.
     As discussed more fully in Note J — Business Acquisitions in “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q, in February 2010, the Company acquired all of the issued and outstanding capital stock of Etesius Limited for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million which was paid in February 2010.
     Financing Activities and Interest Expense. Net cash used in financing activities was $2.4 million and $4.2 million for the nine months ended September 30, 2010 and 2009, respectively. As described in more detail below, in January 2010, the Company entered into a new $15.0 million term loan, the proceeds of which were used to repay the remaining $14.2 million of outstanding principal from the Ableco LLC term loan and to pay $0.5 million in loan costs incurred in connection with the new SunTrust credit facility. During the first nine months of 2010, the Company made mandatory payments totaling $2.3 million on its new term loan and reduced its capital lease obligations by $0.3 million.
     New Credit Facility
     On January 19, 2010, the Company entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and secured by substantially all of the assets of the Company. Amounts eligible for borrowing under the

SunTrust revolver are based on eligible accounts receivable and other factors. Availability under the SunTrust revolver at September 30, 2010 was $7.3 million.
     The principal portion of the SunTrust term loan must be repaid in quarterly installments of $0.8 million each which commenced in March 2010. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an additional annual prepayment if excess cash flow as defined in the agreement exceeds a certain threshold. The first of any such excess cash flow payments would be payable in April 2011. The remaining balance of the SunTrust term loan is due in January 2014. As of September 30, 2010, there were no outstanding borrowings under the SunTrust revolver. Interest on both the revolver and term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on the Company’s consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The Company also must pay a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $15.0 million SunTrust revolving credit facility. As of September 30, 2010, the applicable interest rate under the SunTrust credit facility was 2.76%. The Company incurred approximately $0.7 million of costs in connection with entering into the SunTrust credit facility. Such amount has been capitalized and is being amortized over the life of the facility.
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
     In September 2010 the Company entered into an amendment of its SunTrust credit facility, lowering the required minimum adjusted EBITDA and fixed charge coverage ratio through December 31, 2010. In October 2010 the Company entered into an interest rate swap agreement with SunTrust related to the $3.0 million principal portion of the loan due in January 2014 and the $0.8 million portion due December 2013. The interest rate swap agreement effectively changed the index rate applicable to those principal components from a variable rate of interest tied to LIBOR to a fixed index rate of 1.23%.
     Management believes that the Company will have sufficient borrowing capacity and cash generated from operations to fund its capital and operational needs for at least the next twelve months.
     Stock Repurchase Program
     In February 2008, the Board of Directors of the Company approved a stock repurchase program. Under the terms of the program, as extended by the Board of Directors, the Company may repurchase up to $10 million of its common stock from time to time through March 31, 2011. The SunTrust credit facility permits the Company to repurchase up to $1.0 million of its common stock annually. For the nine months ended September 30, 2010, the Company did not repurchase any shares of its common stock under this program.
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
     All Performance Units must be settled before April 30, 2016. On April 30, 2010, an aggregate of 134,493 Performance Units were settled by two executive officers and one former executive officer. These settlements resulted in the issuance of 80,694 shares of common stock and cash payments totaling $0.4 million. On May 3, 2010, an aggregate of 44,831 Performance Units were settled by a former executive officer. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million. As of September 30, 2010, total Performance Unit awards outstanding were 89,662 with an aggregate intrinsic value of $0.5 million.
     Off Balance Sheet Arrangements
     As of September 30, 2010, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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
Forward-Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s growth opportunities, (4) expectations regarding future accounts payable services revenue trends, and (5) the anticipated impact of Medicare recovery audit services on the Company’s business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We are therefore adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2010, we recognized $6.5 million and $14.4 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.7 million and $1.4 million, respectively, for the three and nine months ended September 30, 2010.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. The Company had $7.3 million of calculated borrowing availability under its revolving credit facility and $12.8 million outstanding under a term loan as of September 30, 2010. Interest on both the revolver and all but $3.8 million of the term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. There are no borrowings outstanding under the revolving credit facility. However, assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

     Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2010:

				Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
2010	Shares Purchased (a)	per Share	Programs	Programs
				(millions of dollars)
July 1 — July 31	1,763	$5.49	—	$—
August 1 — August 31	—	$—	—	$—
September 1 — September 30	6,036	$5.50	—	$—

	7,799	$5.50	—

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Reserved]
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

10.1	Second Loan Documents Modification Agreement, dated September 30, 2010, by and among the Registrant, PRGX USA, Inc. and SunTrust Bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2010).

10.2	Separation Agreement dated August 3, 2010, by and between Mr. Larry Robinson and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 9, 2010).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2010.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2010.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
November 15, 2010	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

November 15, 2010	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer, Treasurer and Controller (Principal Financial and Accounting Officer)