Form 10-K
period 2010-12-31
PRGX GLOBAL, INC.
filed 2011-03-16
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value, as of June 30, 2010, of common shares of the registrant held by non-affiliates of the registrant was approximately $80.1 million, based upon the last sales price reported that date on The Nasdaq Global Market of $4.15 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
     Common shares of the registrant outstanding as of March 1, 2011 were 23,992,854.
Documents Incorporated by Reference
     Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2011 Annual Meeting of Shareholders.

PRGX Global, Inc.
FORM 10-K
December 31, 2010

Cautionary Statement Regarding Forward-Looking Statements
     The following discussion includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are at times identified by words such as “plans,” “intends,” “expects,” or “anticipates” and words of similar effect and include statements regarding the Company’s financial and operating plans and goals. These forward-looking statements include any statements that cannot be assessed until the occurrence of a future event or events. Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries.
     These forward-looking statements are subject to risks, uncertainties and other factors, including but not limited to those discussed herein and below under Item 1A “Risk Factors.” Many of these risks are outside of our control and could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could lead to material changes in our performance may include, but are not limited to:
•	our ability to successfully execute our recovery audit growth strategy;

•	our continued dependence on our largest clients for significant revenues;

•	changes to Medicare and Medicaid recovery audit contractor (“RAC”) programs and the impact of our incurring significant costs as a subcontractor in the national Medicare RAC program and otherwise in connection with our healthcare claims recovery audit business;

•	revenues that do not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenues from our core accounts payable recovery audit services;

•	changes to revenues from our Medicare audit recovery work due to a number of pressures and uncertainties affecting Medicare spending generally and over which we have little or no control;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel;

•	our inability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenues;

•	the highly competitive environments in which our recovery audit services, business analytics and advisory services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	uncertainty in the credit markets;

•	our ability to maintain compliance with our financial covenants;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which we have little or no control.
     Any forward-looking statement speaks only as of the date on which such statement is made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all such factors.

i

PART I
ITEM 1. Business
     PRGX Global, Inc., together with its subsidiaries, is an analytics — powered information and professional services firm based in the United States of America (“U.S.”). PRGX Global, Inc. was incorporated in the State of Georgia in 1996. At the heart of our client services portfolio is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes and increasing profitability. In 2010, we rebranded the Company as “PRGX” and adopted the tag line of “Discover Your Hidden Profits.”
     We currently provide services to clients in 28 countries, and conduct our operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services — Americas segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment represents healthcare claims recovery audit services and our business analytics and advisory services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in “Corporate Support.”
     Our core business is “recovery audit,” a service based on the mining of a tremendous amount of our clients’ purchasing data, looking for overpayments to their third party suppliers. Most of our large retail clients in mature geographic markets employ their own internal staff to audit and recover overpayments to suppliers, engaging us as a supplement to this internal function. For other clients, including some large and mid-size retailers and our “commercial” (non-retail) clients, we serve as the complete outsourced provider of this standard function. We process over 1.5 million client files each year, including purchase orders, receipt and shipment data, invoices, payables data and point of sales data, and at any point in time, have over 4 petabytes of client data available for analysis.
     Our healthcare claims recovery audit services involve the identification of overpayments and underpayments made to healthcare providers, such as hospitals and physicians’ practices. We identify such improper payments by using various methods, including proprietary methods which are comparable to the proprietary techniques we developed through many years of performing other types of recovery audits involving massive volumes of transaction data. Auditing medical claims data requires in-depth expertise in healthcare procedures and billing processes, requiring a staff of healthcare professionals, including doctors and nurses.
     Our business analytics and advisory services target client functional and process areas where we have established expertise, enabling us to provide services to senior finance executives to optimize working capital, reduce enterprise costs, transform the finance function and improve corporate performance. Recovery audit services operate in a mindset of continuous improvement, i.e., reporting on the over-payment “categories” and their root causes. Our advisory services teams are well positioned to help clients resolve many of the root causes of errors identified as part of our recovery audit services. Our analytics services teams enhance our client value propositions relating to spend analytics and sourcing/procurement excellence. We use the data from our clients to create spend reporting at the line item level of detail, a capability that many of our clients do not possess in-house. This information enables us to assist clients with supplier rationalization, collaborative purchasing, strategic sourcing and procurement transformation, all of which can dramatically enhance the clients’ bottom lines.
     We provide certain of our insights through web — based technologies using the “SAAS” (software as a service) delivery model. Our SAAS model uses a monthly license fee allowing customers to tailor service levels such as frequency of data refresh and scope of reporting outputs. Our range of software based solutions extends to fraud and compliance reporting, control monitoring and contract management. As our clients’ data volume and complexity continues to grow, we are utilizing our deep data management experience to incubate new actionable insight solutions in retail and healthcare, as well as to develop custom analytics services. Taken together, our software capability and solutions provide multiple routes to helping our clients “discover hidden profits.”

The PRGX Strategy and Client Value Propositions
     During 2009, our executive management team performed an extensive review of our competitive advantages and marketplace opportunities and developed a revised business strategy for growth. The five components of this growth strategy are:
1.	grow the accounts payable recovery audit business;

2.	trail blaze accountability in healthcare;

3.	expand data mining for profitability;

4.	broaden our services footprint; and

5.	build a strong team with a high-performance culture.
     These elements of our growth strategy represent our plans to reinvigorate our core business while significantly expanding the services portfolio. The go-to-market strategy is built on a competency foundation that includes data mining, audit/forensics capabilities, finance and procure-to-pay business process expertise, and a proprietary business intelligence platform. We now refer to these as our core capabilities of “Audit, Analytics and Advice.” We believe that we can combine these core capabilities effectively to discover and deliver hidden profits for our clients, enabling the creation of a new service category in the professional services marketplace: Profit Discovery.
     We have identified five major routes to discover profits for clients, each of which we refer to as a Client Value Proposition, or “CVP.” These CVPs represent our services portfolio, and we discuss them within the descriptions of the various planks of our growth strategy below.
Grow the Accounts Payable Recovery Audit Business
     The “Grow the Accounts Payable Recovery Audit Business” component of our business strategy is focused on expanding our traditional stronghold in recovery audit in the retail industry, along with a renewed focus on profitably delivering recovery audit services to non-retail (or what we internally refer to as “commercial”) clients.
     In order to facilitate growth in the accounts payable recovery audit market, we have reintroduced a dedicated sales force. In addition, we have increased our focus on the quality of our client relationships and management of our existing client accounts. We also have established alliance agreements with several third party service providers to allow us to offer our clients a comprehensive suite of recovery audit services beyond accounts payable to include tax, real estate, and telecommunications audits. The new service offerings made possible by these alliance partners broaden the scope of audits with existing clients and we expect them to help us establish new client relationships and business opportunities around the globe. With a keen focus on business development and audit strategy, we are optimistic about building this core part of our business.
     Next Generation Recovery Audit, one of our five Customer Value Propositions, aims to build on these improvements by delivering a better recovery audit service to our clients. We are completing the development of our next-generation recovery audit business model and expect to roll it out to client teams in 2011. Through this model, we are introducing innovation in best practices for recovery audit, increasing the quality and consistency of service and implementing sophisticated central data storage, audit technologies and tools. We believe these improvements will also enable us to lower our cost of delivering these services.
     Key to serving clients more efficiently and cost effectively under our next generation recovery audit model is success in our offshoring initiative. In 2010, we established our operations in Pune, India and now have approximately 70 employees in India, providing business analytics, information technology and other support services to our client teams in other parts of the world. By lowering our cost of delivery, we believe we can significantly expand the addressable target market for our recovery audit services. Historically, much of our recovery audit focus has been on clients in the retail / wholesale industry due to the scale offered by these clients. With the improvements in our service delivery model that we are building into Next Generation Recovery Audit, we believe we can compete more effectively in our core retail market, and also can profitably expand our service offerings to industries such as manufacturing, energy, financial institutions and transportation and logistics. In anticipation of these improvements, we again have created a dedicated sales team for the commercial recovery audit market, enabling the aggressive pursuit of this client base.

Trail Blaze Accountability in Healthcare
     The primary focus of our Healthcare Claims Recovery Audit services to date has been the auditing of Medicare spending as part of the legislatively mandated Medicare recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. From March 2005 through March 2008, we were one of three recovery audit contractors that participated in CMS’s demonstration Medicare RAC project. Under the demonstration project, we were responsible for auditing Medicare spending in the State of California. Two other contractors were responsible for auditing Medicare spending in Florida and New York. Under CMS’s national Medicare RAC program, the auditing under which is still ramping up, we are operating as a subcontractor in three of the national Medicare RAC program’s four geographic regions. The principal services we provide as part of the Medicare RAC program involve the identification of overpayments and underpayments made by Medicare to healthcare providers, such as hospitals and physicians’ practices. We identify such improper payments by using various methods, including proprietary methods that are comparable to the proprietary techniques we developed through many years of performing other types of recovery audits involving massive volumes of transaction data.
     Our second Customer Value Proposition, Healthcare Claims Recovery Audit, drives our growth strategy in healthcare — to execute with excellence our role in the Medicare RAC program, and leverage our healthcare services infrastructure to expand recovery audit services to other healthcare payers. We have invested heavily in the infrastructure and tools required to execute our Medicare RAC program subcontracts and believe much of this infrastructure can be applied to audit medical claims paid by other healthcare payers.
     As a result of “health care reform” in the U.S., as reflected in the Patient Protection and Affordable Care Act which became law in 2010, recovery auditing of medical claims is now mandated for state Medicaid programs. As the opportunities to serve these state Medicaid programs emerge, we are focusing our efforts on opportunities where our capabilities are a good match for the way a state’s Medicaid program is run and the scope of the program. With these filters in place, we have already selectively competed in a few state Medicaid procurements and, although the final contract is not yet in place, we were recently notified that we have been awarded the Medicaid RAC contract for the state of Mississippi.
     In addition to audits of medical claims under the Medicare and Medicaid programs, we believe that private payers, including health insurance companies, represent a significant opportunity for our recovery audit services, and that we are well positioned to further grow our healthcare claims recovery audit business by focusing on the private payer market. We expect our developing sales capability to help us capitalize on the numerous opportunities for sales of healthcare claims recovery auditing across the entire spectrum of healthcare claims payers, including government entities, private payers, and self-insured employers.
Expand Data Mining for Profitability
     In 2010, we launched an integrated value proposition across drivers of client profitability other than the recovery of overpayments. We are enhancing our client value proposition around spend analytics and sourcing/procurement excellence. Our third CVP, Spend Optimization, expands on the information we already provide to our clients in this area. We analyze the line item detail we generate to enable our clients to manage their businesses better by better bundling their spend dollars, better sourcing their direct and indirect goods globally, better negotiating terms with their suppliers and vendors, and better organizing their procurement organizations and implementing better internal processes and controls.
     Our fourth CVP, Fraud & Compliance, leverages the unique insights we gain from working closely with our clients in finance, audit and loss prevention and the sophisticated proprietary audit tools we use to mine clients’ data to discover where there is a risk of fraud or abuse. Through these services, we help clients protect their organization’s assets, and our reports document and record their proactive efforts to develop an effective fraud management program that anticipates, prevents, detects and remedies fraud and abuse. We have invested in enhancements to our fraud analytics tool kit and in a client services leader and are now in a position to provide a broad range of fraud and compliance services.

Expand Our Services Footprint
     Senior executives of complex organizations regularly require external help to identify and maximize profit improvement opportunities. Our advisory services combine data analytics with deep functional expertise and a practical hands-on approach to help these client executives improve their operating margins.
     Profit Performance Optimization, our fifth CVP, leverages these capabilities and our long-standing client relationships by providing services to support senior finance executives, including working capital optimization, corporate performance management, enterprise cost reduction and finance transformation. We are designing these new services to improve the profitability of our clients’ procure-to-pay cycle and merchandise optimization.
Build a Strong Team with a High-Performance Culture
     The final element of our strategy is to become a magnet for global talent and expertise relevant to our service lines and operations. As part of our overall transformation, we are working to build a culture of results-oriented performance and collaboration, and an environment that promotes innovation and knowledge sharing. This transformation is crucial to ensure that we capture, understand, and deploy the very best practices consistently across every client globally. In addition, we intend to maintain our increased focus on recruiting. The success of our growth strategy is predicated on finding and putting in place client-facing personnel who can identify the levers to add to clients’ profitability and effectively position all of our service offerings.
Summary
     After our current President and Chief Executive Officer joined the recovery audit firm then known as PRG-Schultz International, Inc. in the first quarter of 2009 our management team set out to reinvigorate our core recovery audit business and offer a broader suite of services to our clients. In the two years since that time, we have reinvested in our core recovery audit services by adding a shared services center, re-implementing a sales force, establishing offshore service capabilities, completing strategic acquisitions and developing our Next Generation Recovery Audit business model. We also envisioned a broader value proposition and brand promise beyond recovery audit, and confirmed this vision in the first quarter of 2010 by changing our name to PRGX Global, Inc., rebranding the Company as “PRGX” and adopting the tag line of “Discover Your Hidden Profits”.
     In 2010, PRGX began generating healthcare claims recovery audit revenues under the Medicare RAC program. We also announced our expansion into data analytics and senior-level advisory services in response to suggestions by our existing clients, and we completed strategic acquisitions of companies that provide purchasing and payables technologies, spend analytics and finance and procurement operations improvement services. With the innovations in our recovery audit services and the introduction of these adjacent services, PRGX is well positioned to expand our recovery audit services beyond our core retail / wholesale clients and to provide our new adjacent services to even more industry segments.
     Collectively, these changes reflect our transformation from essentially a one product, one industry provider to an analytics — powered information and professional services firm. We believe that Profit Discovery, our combination of audit, analytics and advisory capabilities, represents a new category of business services that will enable us to provide greater value to our existing clients and to expand our reach into new clients and industries.
The Recovery Audit Industry and PRGX
     Businesses and government agencies with substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures find it difficult to process every payment correctly. Although these entities correctly process the vast majority of payment transactions, errors occur in a small percentage of transactions. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. In the aggregate, these transaction errors can represent significant amounts of reduced cash flow and lost profits for these entities. Many factors contribute to the errors, including communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems.
     Recovery auditing is a business service focused on finding overpayments created by these errors. We are the leading worldwide provider of recovery audit services, principally to large businesses and government agencies having numerous payment transactions and complex purchasing/payment environments. These businesses and agencies include:
•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers/wholesalers such as manufacturers, financial services firms, and pharmaceutical companies;

•	healthcare payers, both private sector health insurance companies and state and federal government payers such as the CMS; and

•	federal and state government agencies other than government healthcare payers.
     Under virtually all of our recovery audit contracts, we receive a contractual percentage of overpayments and other savings that we identify and that our clients recover or realize. We generate the substantial majority of our revenues from accounts payable recovery audit services that we provide to retail/wholesale clients. These audit services typically recur annually and are the most extensive of our recovery audit services, focusing on numerous recovery categories related to procurement and payment activities, as well as client/vendor promotions and allowances. These audits typically entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing and deal documentation, emails, and payment data. Recovery audits for larger retail/wholesale clients often require year-round on-site work by multi-auditor teams.
     In addition to these retail/wholesale clients, we also provide recovery audit services to other organizations that we refer to as our commercial clients. Services to these types of clients to date have historically tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences, and are typically relatively short in duration. Accordingly, the revenues we derive from a given commercial client may change markedly from year to year.
     The recovery audit services we provide to our retail/wholesale and commercial clients involve the identification of overpayments relating to purchases. We also provide recovery audit services relating to healthcare claims which involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers, such as hospitals and physicians’ practices. Auditing medical claims data requires in-depth expertise in healthcare procedures and billing processes. Due to the different expertise necessary to provide healthcare claims recovery audit services, we include the results of our operations in this area in our New Services segment rather than in one of our two recovery audit services segments.
     Some organizations (including some large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge and focused technologies. In the U.S., Canada, the United Kingdom and France, large retailers routinely engage independent recovery audit firms as a standard business practice. In other countries, large retailers and many other types of businesses also engage independent recovery audit firms.
     As businesses have evolved, PRGX and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors significantly impacting the recovery audit industry:
•	Data Capture and Availability. Businesses increasingly are using technology to manage complex procurement and accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically — whether by Electronic Data Interchange (“EDI”) or the Internet — to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data and enable the cost effective review of more transactions by recovery auditors.

•	Increasing Number of Auditable Claim Categories. Traditionally, the recovery audit industry identified simple, or “disbursement,” claim types such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which these companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit as the underlying transaction data is difficult to access and recognizing mistakes is complex. Recovery audit firms such as PRGX with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated, or “contract compliance,” claim categories.

•	Globalization. As the operations of major retailers and other business enterprises become increasingly global, they often seek service providers with a global reach.

•	Consolidation in the Retail Industry. Retailer consolidation continues in both the U.S. and internationally. As retailers grow larger, vendors become more reliant on a smaller number of retailer customers and, as a result, the balance of power favors retailers rather than their vendors. This dynamic creates an environment that allows retailers to assert overpayment claims more easily.

•	Significant Promotional Activity. Trade promotion spending is substantial within the retail trade and significant sums are being spent in categories with numerous transactions and a high potential for errors, such as scan downs, or discounts at the point of sale. Because of the high volume of trade promotion within retail, there are significant opportunities for mistakes and, therefore, auditable claims.

•	Move Toward Standard Auditing Practices. Increasingly, vendors to our clients are insisting on the satisfaction of certain conditions, such as clearer post-audit procedures, better documentation and electronic communication of claims, before accepting the validity of a claim.
     We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and faster approvals and deductions of claims.
Clients
     PRGX provides its services principally to large and mid-sized businesses and government agencies having numerous payment transactions and complex procurement environments. Retailers/wholesalers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 31.3% of our revenues in 2010, 29.9% in 2009 and 30.4% in 2008. Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.1% of our revenues in 2010, 12.3% in 2009 and 11.2% in 2008.
Client Contracts
     PRGX typically provides services to its clients under terms of a contract. Our compensation under recovery audit service contracts generally is stated as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Recovery audit clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors / service providers, or (b) receiving refund checks directly from those vendors / service providers. Industry practice generally dictates the manner in which a client receives a recovery audit claim. In many cases, we must satisfy client-specific procedural guidelines before we can submit recovery audit claims for client approval. For services such as advisory services, client contracts often provide for compensation to us in the form of a flat fee, or fee rate per hour, or a fee per other unit of service.
     Most of our contracts contain provisions that permit the client to terminate the contract without cause prior to the completion of the term of the agreement by providing us with relatively short prior written notice of the termination. In addition to being subject to termination for material default, our Medicare RAC program subcontracts are subject to termination or partial termination for convenience to the extent all or any portion of the work covered by the associated Medicare RAC prime contract is eliminated by CMS, or to the extent our performance of the subcontract results in an organizational conflict of interest that is not mitigated or able to be mitigated after joint consultation among CMS, the Medicare RAC prime contractor and PRGX.

Technology
     PRGX uses advanced, proprietary information systems and processes and a large-scale technology infrastructure to conduct its audits of clients’ payment transactions. Because of the ever increasing volume and complexity of the transactions of our clients, we believe that our proprietary technology and processes serve as important competitive advantages over both our principal competitors and our clients’ in-house internal recovery audit functions. To sustain these competitive advantages, we continually invest in technology initiatives for the purpose of sustaining and improving our advantages in delivering innovative solutions that improve both the effectiveness and efficiency of our services.
     We aim our data acquisition, data processing and data management methodologies at maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing accuracy. At the beginning of a typical recovery audit engagement, we utilize a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, magnetic media or paper. For paper-based data, we use a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt of the data, we secure, catalogue, back up and convert it into standard, readable formats using third party and proprietary tools.
     Our technology professionals clean and map massive volumes of client data, primarily using high performance database and storage technologies, into standardized layouts at one of our data processing facilities. We also generate statistical reports to verify the completeness and accuracy of the data.
     We then process the data using algorithms (business rules) leveraging over thirty years’ experience to help uncover patterns or potential problems in clients’ various transactional streams. We deliver this data with a high probability of transaction errors to our auditors who, using our proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. We also maintain a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years, to facilitate the identification of additional recovery opportunities and provide recommendations for process improvements to clients.
     Once we validate the errors, we present the information to clients for approval and submission to vendors as “claims.” We offer a web-based claim presentation and collaboration tool, which leverages its proprietary imaging technology to help the client view, approve and submit claims to vendors.
     In providing our spend analytics services, we use proprietary algorithms and technologies to clean and classify a client’s vendor spend data down to the line item level. We then are able to present this information to clients as a multi-dimensional data cube over a web-based interface. We believe these proprietary algorithms and technologies provide us with a competitive advantage over many of our competitors.
Auditor Hiring, Training and Compensation
     Many of our auditors and specialists formerly held finance-related management positions in the industries we serve. Training provided in the field by our experienced auditors enables newly hired auditors to develop and refine their auditing skills and improve productivity. Additionally, we provide training for auditors utilizing self-paced media such as specialized computer-based training modules. We periodically upgrade our training programs based on feedback from auditors and changing industry protocols. Many of our auditors and specialists participate in one of our incentive compensation plans that link compensation of the auditor or specialist to audit performance.
Proprietary Rights
     From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We own or have rights to various copyrights, trademarks and trade names used in our business. Our trademarks and trade names include, but are not limited to the following: PRGX®, Discover Your Hidden Profits®, PRG-Schultz®, imDex®, AuditPro™, SureF!nd™ , DirectF!nd™, claimDex™, PRGX APTrax™, PRGX ClaimTrax™, PRGX DealTrax™, and PRGX SpendTrax™.

Competition
Accounts Payable Recovery Audit
     We believe that the domestic and international recovery audit industry for accounts payable services in major markets worldwide is comprised of PRGX, one smaller but substantial competitor, and numerous other smaller competitors. We believe that most of the smaller recovery audit firms do not possess multi-country service capabilities and do not have the centralized resources or broad client base required to support the technology investments necessary to provide comprehensive recovery audit services for large, complex accounts payable systems. These smaller firms generally are less equipped to audit large, data intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources, and may lack the experience and the knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, we believe that compared to most other firms providing accounts payable recovery audit services, PRGX has competitive advantages based on its national and international presence, well-trained and experienced professionals, and advanced technology.
     While we believe that PRGX has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, we face competition from the following:
Client Internal Recovery Audit Departments. A number of large retailers (particularly those in the discount, grocery and drug sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external recovery audit firms. Regardless of the level of recoveries made by internal recovery audit departments, we have observed that virtually all large retail clients retain at least one (primary), and sometimes two (primary and secondary), external recovery audit firms to capture errors not identified by their internal recovery audit departments.
Other Accounts Payable Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:
•	Full-service accounts payable recovery audit firms. We believe that only one company other than PRGX offers a full suite of U.S. and international recovery audit services;

•	A large number of smaller accounts payable recovery firms which have a limited client base and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. market. Competition in most international markets, if any, typically comes from small niche providers;

•	Firms that offer a hybrid of audit software tools and training for use by internal audit departments, and/or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery audit services for discrete sectors such as sales and use tax or real estate.
Other Providers of Recovery Audit Services. The major international accounting firms provide recovery audit services; however, we believe their practices tend to be primarily focused on tax-related services.
Healthcare Claims Recovery Audit Services
     A number of national and regional private payers have developed their own post payment recovery audit capabilities. Nevertheless, these private payers typically also retain or engage one or more third party post payment audit service providers. The competitive landscape in the healthcare claims recovery audit includes:
•	Firms that provide recovery audit services across multiple industries including healthcare;

•	Firms that provide healthcare IT solutions and services to both the government and private payers; and

•	Firms that contract with federal and state governments’ integrity programs.

Business Analytics Services
     Our business analytics services compete with a variety of providers ranging from large, well known ERP software vendors, procurement specific software providers and smaller, very specialized analytics providers. In addition, in certain instances we compete against consulting firms that develop custom analytics tools on behalf of their clients.
Advisory Services
     Our advisory services business faces competition from regional and local consulting firms as well as from privately and publicly held worldwide and national firms, many of whom have established and well known franchises and brands. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. We believe that we differentiate ourselves from our competitors by virtue of synergies with our analytics capabilities and our direct channel to existing accounts payable recovery audit clients.
Regulation
     Various aspects of our business, including, without limitation, our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in both the U.S. and internationally. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to our healthcare claims recovery audit work. Internationally, we must comply with the European Data Protection Directive that various members of the European Union have implemented. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to our reputation or in certain circumstances, criminal penalties.
Employees
     As of January 31, 2011, PRGX had approximately 1,500 employees, of whom approximately 700 were located in the U.S. The majority of our employees are involved in the audit function. None of our employees are covered by a collective bargaining agreement and we believe our employee relations are satisfactory.
Website
     PRGX makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. PRGX makes all filings with the Securities and Exchange Commission available on its website no later than the close of business on the date the filing was made. In addition, investors can access our filings with the Securities and Exchange Commission at www.sec.gov.

ITEM 1A. Risk Factors
Revenues from our accounts payable recovery audit business have declined over the last several years. We must successfully execute our recovery audit growth strategy in order to increase our revenues, and must lower our cost of delivery in order to maintain profitability.
     Over time, our clients tend to resolve recurring transaction processing deficiencies. In addition, many of our clients have internal staffs that audit the transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify many overpayments themselves and reduce some of our audit recovery opportunities. Based on these and other factors, including competitive rate pressures and loss of clients from time to time, without improved audit execution and acquisition of new clients, we believe that our accounts payable recovery audit business will experience revenue declines and may incur losses.
We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues and liquidity.
     We generate a significant portion of our revenues from our largest clients. Our five largest clients collectively accounted for approximately 31.3% of our annual revenues in 2010, 29.9% in 2009 and 30.4% in 2008. Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.1% of our total revenues in 2010, 12.3% in 2009 and 11.2% in 2008. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
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
     Recent economic conditions which have adversely impacted the U.S. retail industry may continue to have a negative impact on our revenues. Since we audit our clients’ purchases on an average of 12-18 months in arrears, we cannot yet determine if we have experienced the full impact of the recent economic downturn on our business and revenues. Although retail industry economic conditions have improved from recent levels, our revenues may continue to be impacted negatively by the general retail environment. Specifically, client liquidity and the liquidity of client vendors can have a significant impact on claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.
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
     As discussed in Item 1 “The PRGX Strategy,” our objectives are to build on our position as the leading worldwide provider of recovery audit services and to develop and grow our business analytics and advisory services businesses. Our strategic plan to achieve these objectives focuses on efforts designed to maintain our dedicated focus on clients and rekindle our growth. These efforts are ongoing and the results of the strategy and implementation will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to implement our strategy successfully, our results of operations and cash flows could be adversely affected. In addition, implementation of our strategy will require material investments and cost increases which may not yield incremental revenues and improved financial performance as planned.

The terms of our credit facility place restrictions on us, which create risks of default and reduce our flexibility.
     Our current credit facility contains a number of affirmative, negative, and financial covenants which limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our secured credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.
     Our ability to make payments due on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient to make these payments, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreements may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could materially adversely affect our business, results of operations and financial condition.
We have incurred and will continue to incur significant costs in establishing the necessary resources to provide services for Medicare, Medicaid and other healthcare claims audit recovery work. Furthermore, revenues from our Medicare, Medicaid and other healthcare claims audit recovery work lag significantly behind these costs and may not justify the costs incurred.
     We have expended substantial resources in connection with preparing for and providing healthcare claims recovery audit services, including those under CMS’s Medicare RAC program. We continue to incur significant costs relating to our healthcare claims recovery audit services business, including our participation as a subcontractor in the national Medicare RAC program. We incurred an operating loss of approximately $4.8 million, $4.0 million and $5.6 million during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with our healthcare claims recovery audit work. In addition, as a result of the complex regulations governing many healthcare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations under the Medicare RAC program, the terms of the Company’s Medicare RAC subcontracts and the complexity of Medicare and other healthcare data, systems and processes, generally, it is more difficult and takes longer to achieve recoveries from healthcare claims recovery auditing than in other areas of our recovery audit business.
Recovery auditing of Medicare and Medicaid spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenues from this business.
     As contrasted with recovery auditing for our retail/wholesale and commercial clients, recovery auditing of Medicare and Medicaid spending is legislatively mandated and is subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the Medicare and Medicaid recovery audit programs. We expect these efforts and political pressures to be ongoing throughout the life of these programs. During 2007, for example, a number of significant developments resulted from these efforts. In October 2007, CMS implemented a temporary “pause” in our review under the Medicare RAC demonstration program of certain payments made to rehabilitation hospitals. Further, on November 8, 2007, legislation was introduced in Congress proposing a one year halt to CMS’s Medicare RAC demonstration program and calling for an assessment of the program by the U.S. Government Accountability Office. Although the referenced legislation was not passed, and the national Medicare RAC program is in place, similar legislative efforts to delay or eliminate RAC programs could emerge at any time and management is unable to assess the prospects for the success of any such efforts. If federally mandated recovery audit programs are significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenues, operating results and financial condition could be materially adversely impacted.

Our participation in the Medicare recovery audit program is as a subcontractor, and consequently, is subject to being reduced or eliminated should the prime contractors with whom we have contracted have their prime contracts with CMS terminated or should those contracts expire.
     Under CMS’s Medicare recovery audit contractor program, we are participating as a subcontractor in three of the program’s four geographic regions. Accordingly, we have entered into three separate contracts with the prime contractors and are not directly contracting with CMS. Under these circumstances, we generally bear the risk that the prime contractors will not meet their performance obligations to CMS under the prime contract, that the prime contractors will not pay us amounts due under the subcontracts and that the prime contractors will seek to minimize our role in the Medicare RAC program. The failure of a prime contractor to perform its obligations to CMS could result in the termination of the associated contract with CMS which would, in turn, result in the termination of our subcontract. Additionally, CMS could choose not to exercise its option to extend its contract with any of the prime contractors at the end of any one-year term, which would also, in turn, result in our subcontract with that prime contractor expiring. The termination or expiration of these subcontracts or the failure of the prime contractors to make required payments to us could have a material adverse effect on our business, financial condition and results of operations.
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
     Additionally, to protect our confidential and trade secret information, we generally enter into nondisclosure agreements with our employees, consultants, clients and potential clients. We also limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation or unauthorized dissemination of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In spite of the level of care taken to protect our intellectual property, there is no guarantee that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, although we are not aware of any infringement of our services and products on the intellectual property rights of others, we also are subject to the risk that someone else will assert a claim against us in the future for violating their intellectual property rights.
Data security breaches or computer viruses could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.
     We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information or the deletion or modification of records or could cause interruptions in our operations. These security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, (iii) expose us to liability to our clients, third parties or government authorities, and (iv) cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.
Operational failures in our data processing facilities could harm our business and reputation.

     An interruption of data processing services caused by damage or destruction of our facilities or a failure of our data processing equipment could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we also may be liable to third parties or our clients because of such interruption. These risks increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations and financial condition.
Our failure to retain the services of key members of management and highly skilled personnel could adversely impact our operations and financial performance.
     Our future success depends largely on the efforts and skills of our executive officers and key employees. As such, we have entered into employment agreements with key members of management. While these employment agreements include limits on the ability of key employees to directly compete with us in the future, nothing prevents them from leaving our company.
     In addition, it is especially challenging to attract and retain highly qualified skilled auditors and other professionals in an industry where competition for skilled personnel is intense. Accordingly, our future performance also depends, in part, on the ability of our management team to work together effectively, manage our workforce, and retain highly qualified personnel.
We rely on operations outside the U.S. for a significant portion of our revenues and are increasingly dependent on operations outside the U.S. for supporting our operations globally.
     Operations outside the U.S. generated approximately 49.7% of our annual revenues in 2010, 45.9% in 2009 and 42.8% in 2008. These international operations are subject to numerous risks, including:
•	greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•	fluctuations in currency exchange rates, particularly weaknesses in the British pound, the euro, the Canadian dollar, the Mexican peso, and the Brazilian real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings;

•	costs associated with adapting our services to our foreign clients’ needs;

•	unexpected changes in regulatory requirements and laws;

•	expenses and legal restrictions associated with transferring earnings from our foreign subsidiaries to us;

•	difficulties complying with a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare;

•	business interruptions due to widespread disease, potential terrorist activities, or other catastrophes;

•	reduced or limited protection of our intellectual property rights;

•	longer accounts receivable cycles; and

•	competition with large or state-owned enterprises and/or regulations that effectively limit our operations and favor local competitors.
     Because we expect a significant portion of our revenues to continue to come from operations outside the U.S., and expect to continue transitioning certain of our operations to locations outside the U.S., the occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.
     Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S, including India, where 5% of our employees were located at December 31, 2010. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in several major Indian cities. Although the relations between the two countries generally have been improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our Indian operations could adversely affect our profitability and our ability to execute our growth strategy.
Our recovery audit services, business analytics and advisory services businesses operate in highly competitive environments and are subject to pricing pressure.
     The recovery audit business is highly competitive, with numerous other recovery audit firms and other providers of recovery audit services. In addition, many of our clients have developed their own internal recovery audit capabilities. As a result of competition among the providers of recovery audit services and the availability of certain recovery audit services from clients’ internal audit departments, our recovery audit services business is subject to intense price pressure. Such price pressure could cause our profit margins to decline and have a material adverse effect on our business, financial condition, and results of operations.
     Our business analytics and advisory services businesses also have numerous competitors varying in size, market strength and specialization. These businesses face fierce competition, in some cases, from firms who have established and well known franchises and brands. Frequently, these businesses must compete not only on service quality and expertise, but also on price. Intense price competition faced by these service lines could negatively impact our profit margins and have a potential adverse effect on our business, financial condition and results of operations.
Our client contracts generally contain provisions under which the client may terminate our services prior to the completion of the agreement.
     Many of our client contracts contain provisions that would permit the client to terminate the contract without cause prior to the completion of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide services for our clients through the entire terms of their respective agreements. If clients representing a significant portion of our revenues terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenues and earnings from such contracts and this would have a material adverse effect on our operations and financial results. In addition, client contract terminations also could harm our reputation within the industry which could negatively impact our ability to obtain new clients.
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
     We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $59.6 million of U.S. federal net loss carry-forwards available to the Company, $20.6 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. We believe that such limitations and the loss of these carry-forwards may significantly increase our projected future tax liability.

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
     For example, during 2008, the Company acceded to a position taken by the taxing authorities in the United Kingdom (“UK”) regarding the denial of certain goodwill deductions taken on UK tax returns for 2003 through 2005. As a result, we reduced our foreign net operating loss carry-forwards by approximately $17.0 million based on December 31, 2008 foreign exchange rates. Accordingly, we wrote off deferred tax assets of $5.1 million.
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
     As of December 31, 2010, the Company’s goodwill and other intangible assets totaled $29.1 million. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-term assets are impaired. Future annual impairment testing could result in a determination that our goodwill, other intangible assets or our long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
Our articles of incorporation, bylaws, shareholder rights plan and Georgia law may inhibit a change of control that shareholders may favor.
     Our articles of incorporation, bylaws and Georgia law contain provisions that may delay, deter or inhibit a future acquisition of PRGX that is not approved by our Board of Directors. This could occur even if our shareholders receive attractive offers for their shares or if a substantial number, or even a majority, of our shareholders believe the takeover is in their best interest. These provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of our Board of Directors in connection with the transaction. Provisions that could delay, deter or inhibit a future acquisition include the following:
•	a classified Board of Directors;

•	the requirement that our shareholders may only remove directors for cause;

•	specified requirements for calling special meetings of shareholders;

•	the ability of the Board of Directors to consider the interests of various constituencies, including our employees, clients and creditors and the local community, in making decisions; and

•	the ability of the Board of Directors to issue shares of preferred stock with such designations, powers, preferences and rights as it determines, without any further vote or action by our shareholders.
     In addition, we have in place a “poison pill” shareholders’ rights plan that could trigger a dilutive issuance of common stock upon substantial purchases of our common stock by a third party that are not approved by the Board of Directors. These provisions also could discourage bids for our shares of common stock at a premium and could have a material adverse effect on the market price of our common stock.
Our stock price has been and may continue to be volatile.

     Our common stock is currently traded on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2010, our stock traded as high as $6.93 per share and as low as $3.60 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
•	future announcements concerning us, key clients or competitors;

•	quarterly variations in operating results and liquidity;

•	changes in financial estimates and recommendations by securities analysts;

•	developments with respect to technology or litigation;

•	changes in applicable laws and regulations;

•	the operating and stock price performance of other companies that investors may deem comparable to our company;

•	acquisitions and financings; and

•	sales and purchases of our stock by insiders.
     Fluctuations in the stock market, generally, also impact the volatility of our stock price. Finally, general economic conditions and stock market movements may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 1B. Unresolved Staff Comments
     None.
ITEM 2. Properties
     Our principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. We lease this space under an agreement expiring on December 31, 2014. We have subleased approximately 58,000 square feet of our principal executive office space to independent third parties. Our various operating units lease numerous other parcels of operating space in the various countries in which we currently conduct our business.
     Excluding the lease for our principal executive offices, the majority of our real property leases are individually less than five years in duration. See Note 8 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
ITEM 3. Legal Proceedings
     In the normal course of business, we are involved in and subject to claims, contractual disputes and other uncertainties. Management, after reviewing with legal counsel all of these actions and proceedings, believes that the aggregate losses, if any, will not have a material adverse effect on the Company’s financial position or results of operations.
ITEM 4. [Reserved]

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends and limits the amount of our common stock that we may repurchase to $1.0 million on an annual basis. As of March 1, 2011, there were 201 holders of record of our common stock and management believes there were in excess of 2,500 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2010 and 2009.

2010 Calendar Quarter	High	Low
1st Quarter	$6.27	$5.01
2nd Quarter	6.93	3.60
3rd Quarter	5.75	4.00
4th Quarter	6.53	5.65

2009 Calendar Quarter	High	Low
1st Quarter	$4.91	$2.74
2nd Quarter	4.04	2.48
3rd Quarter	6.01	2.60
4th Quarter	6.98	4.50
Issuer Purchases of Equity Securities
     A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2010 is set forth below.

			Total Number of	Maximum
	Total		Shares Purchased	Approximate Dollar
	Number of	Average	as Part of	Value of Shares that
	Shares	Price	Publicly	May Yet Be
	Purchased	Paid per	Announced Plans	Purchased Under the
2010	(a)	Share	or Programs	Plans or Programs
(millions of dollars)
October 1 — October 31	1,081	$5.92	—	$—
November 1 — November 30	—	$—	—	$—
December 1 — December 31	—	$—	—	$—

	1,081	$5.92	—

(a)	All shares reported during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Performance Graph
     Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2005 and shows total return on investment for the period beginning December 31, 2005 through December 31, 2010, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.
Cumulative Total Return

	12/05	12/06	12/07	12/08	12/09	12/10
PRGX Global, Inc.	100.00	131.15	140.49	66.89	96.89	103.77
NASDAQ Composite	100.00	111.23	124.24	73.47	106.76	125.43
RDG Technology Composite	100.00	109.07	125.31	71.12	114.36	129.26

ITEM 6. Selected Financial Data
     The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2010. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2010 and 2009, and the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2010 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
     We have reclassified the Consolidated Financial Statements to reflect Meridian, Communications Services, Channel Revenue, Airline, and the recovery audit services business units in Japan and South Africa as discontinued operations for all periods presented. We have restated all per share data to give effect to the one-for-ten reverse stock split which became effective August 14, 2006.
     The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$184,081	$179,583	$195,706	$227,369	$225,898
Cost of revenues	127,179	116,718	125,901	140,877	161,827

Gross margin	56,902	62,865	69,805	86,492	64,071
Selling, general and administrative expenses	49,081	43,873	44,028	67,063	56,500
Operational restructuring expense	—	—	—	1,644	4,130

Operating income	7,821	18,992	25,777	17,785	3,441
Gain on bargain purchase, net (1)	—	2,388	—	—	—
Interest expense, net	1,305	3,025	3,245	13,815	16,311
Loss on debt extinguishment and financial restructuring	1,381	—	—	9,397	10,047

Income (loss) from continuing operations before income taxes	5,135	18,355	22,532	(5,427)	(22,917)
Income tax expense (2)	1,882	3,028	3,502	1,658	1,165

Income (loss) from continuing operations	3,253	15,327	19,030	(7,085)	(24,082)
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	—	—	20,215	2,983

Net earnings (loss)	$3,253	$15,327	$19,030	$13,130	$(21,099)

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.14	$0.67	$0.87	$(0.62)	$(3.77)
Earnings from discontinued operations	—	—	—	1.66	0.45

Net earnings (loss)	$0.14	$0.67	$0.87	$1.04	$(3.32)

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.13	$0.65	$0.83	$(0.62)	$(3.77)
Earnings from discontinued operations	—	—	—	1.66	0.45

Net earnings (loss)	$0.13	$0.65	$0.83	$1.04	$(3.32)

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$18,448	$33,026	$26,688	$42,364	$30,228
Working capital	17,678	18,479	10,512	16,998	5,218
Total assets	106,321	110,513	98,783	122,438	178,667
Long-term debt, excluding current installments	9,000	11,070	14,331	38,078	136,922
Redeemable preferred stock	—	—	—	—	11,199
Total shareholders’ equity (deficit)	$48,843	$41,439	$22,710	$2,349	$(104,483)

(1)	In July 2009, we acquired the business and certain assets of First Audit Partners LLP. The excess of the fair value of assets acquired over the purchase price resulted in a gain on bargain purchase. See Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	Low effective tax rates in 2009 and 2008 are primarily attributable to reductions in the deferred tax asset valuation allowance. Low effective tax rates in 2007 and 2006 are primarily attributable to the non-recognition of loss carry-forward benefits. See Note 1 (i) and Note 9 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     We conduct our operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services — Americas segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes business analytics and advisory services as well as healthcare claims recovery audit services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.
     Our revenues are based on specific contracts with our clients. Such contracts for recovery audit services, the services from which most of our revenues are currently derived, generally specify: (a) time periods covered by the audit; (b) the nature and extent of services to be provided by PRGX; (c) the client’s duties in assisting and cooperating with PRGX; and (d) fees payable to us, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as advisory services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.
     The vast majority of our recovery audit revenues are from clients in the retail industry, which we believe has been impacted significantly by the recent global economic downturn. The decrease in consumer spending associated with the economic downturn has resulted in many of our clients reducing their purchases from vendors, which makes it more difficult for those clients to offset recovery claims that we discover against current vendor invoices. In addition, many client vendors are experiencing their own financial issues, and the liquidity of these vendors also can negatively impact the claims recovery process. Because the vast majority of our current business is based on such recoveries, these factors may negatively impact our revenues in future periods. Client bankruptcy or insolvency proceedings also could adversely impact our future revenues.
     Despite the impact of the recent economic downturn on consumer spending and retailers’ purchases from their vendors, the effect on our financial results generally has been delayed, as we did not begin to experience any material negative effects from the downturn until the first half of 2009. One factor insulating us somewhat from an economic downturn is that our clients frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations. Also, the client purchase data on which we perform our recovery audit services is historical data, the age of which varies from client to client. Such data typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. The fact that our audits typically lag current client spending by up to 15 months also delayed somewhat the corresponding adverse impact of the recent economic downturn on our revenues.
     Given this time lag, we expect that PRGX will not begin to recognize increased revenues from recovery auditing in the retail industry as a result of improving economic conditions until well after the positive effects of such improved conditions have been realized by our clients. While the net impact of the recent economic downturn on our recovery audit revenues is difficult to determine or predict, we believe that for the foreseeable future, our revenues will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of the economic downturn on our revenues and overall financial health. These steps include limiting salary increases for our employees and devoting substantial efforts in the development of a lower cost of delivery service model to enable us to more cost effectively serve our clients. Further, we are working diligently to expand our business beyond our core recovery audit services to retailers, such as our efforts to expand our business analytics and advisory services businesses. The investments we are making in connection with these initiatives have had a significant negative impact on our recent reported financial results, particularly our results for the year ended December 31, 2010.
     Another example of an area in which we continue to devote considerable effort to expand our business beyond our core accounts payable retail recovery auditing is our work in the healthcare industry. Our results in 2006 and

2007, and to a significantly lesser extent in 2008, were affected by our involvement in the Medicare recovery audit contractor (“RAC”) demonstration program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. The Medicare RAC demonstration program was designed by CMS to recover Medicare overpayments and identify Medicare underpayments through the use of recovery auditing. CMS awarded the Company a contract to audit Medicare spending in the State of California in 2005 as part of the Medicare RAC demonstration program. Our Medicare RAC demonstration program contract expired in March 2008.
     In late 2006, legislation was enacted that mandated that recovery auditing of Medicare spending be extended beyond the March 2008 end of the Medicare RAC demonstration program and that CMS enter into additional contracts with recovery audit contractors to expand recovery auditing of Medicare spending to all 50 states by January 1, 2010. In February 2009, we announced that we had entered into subcontracts with three of the four national Medicare RAC program contract awardees. CMS is responsible for implementation and administration of the overall national Medicare RAC program, and our future revenues from our Medicare RAC program subcontracts are heavily dependent on CMS’s implementation schedule and priorities, both of which are beyond our control. Revenues from the Medicare RAC program subcontracts showed significant signs of improvement in the third quarter of 2010 and while the magnitude and timing of additional Medicare RAC program revenues are difficult to predict, we expect revenues from Medicare auditing to increase steadily through the first half of 2011. In preparation for our work as a Medicare RAC subcontractor, we have incurred costs primarily relating to staffing and upgrading our technology systems. We incurred operating losses of approximately $4.8 million in 2010 and $4.0 million in 2009 related to this effort. We also are pursuing potential opportunities resulting from more recent federal legislation that requires Medicaid RAC programs to be implemented in all 50 states. We expect that most states will undertake a competitive bidding process for their Medicaid RAC programs. We recently were awarded our first state Medicaid RAC contract — by the state of Mississippi, but the amount and timing of future revenues from our auditing of Medicaid claims, including those from the Mississippi award, cannot be determined.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Cost of revenues	69.1	65.0	64.3

Gross margin	30.9	35.0	35.7

Selling, general and administrative expenses	26.7	24.4	22.5

Operating income	4.2	10.6	13.2

Gain on bargain purchase, net	—	1.3	—
Interest expense, net	0.7	1.7	1.7
Loss on debt extinguishment	0.7	—	—

Earnings before income taxes	2.8	10.2	11.5

Income tax expense	1.0	1.7	1.8

Net earnings	1.8%	8.5%	9.7%

     Revenues. Revenues were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Recovery Audit Services — Americas	$115,156	$121,561	$138,168
Recovery Audit Services — Europe/Asia-Pacific	57,590	52,489	53,600
New Services	11,335	5,533	3,938

Total	$184,081	$179,583	$195,706

     Total revenues increased in 2010 by $4.5 million, or 2.5%, after decreasing by $16.1 million, or 8.2%, in 2009.
     Recovery Audit Services — Americas revenues decreased by 5.3% in 2010 and by 12.0% in 2009. We experience changes in our reported revenues based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America positively impacted reported revenues in 2010 and negatively impacted reported revenues in 2009. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2010 revenues decreased by 7.5% compared to a decrease of 5.3% as reported, and 2009 revenues decreased by 10.4% compared to a decrease of 12.0% as reported.
     The decreases in our Recovery Audit Services — Americas revenues are due to a number of factors. The vast majority of our Recovery Audit Services — Americas revenues are from the retail industry, and our operations are subject to the economic pressures the retail industry has faced over the past few years. The recent unfavorable economic conditions that adversely impacted the U.S. retail industry also negatively impacted our revenues. The liquidity of our clients’ vendors can negatively impact claim production, the claim approval process and the ability of our clients to offset or otherwise obtain recoveries from their vendors. We also experienced competitive rate pressures, served fewer clients, and were impacted by our clients developing and strengthening their own internal audit capabilities as a substitute for our services. Many clients have improved their procurement processes and are generating fewer recurring transaction errors, although we somewhat offset these changes with our use of best practices and innovation to identify additional audit claim categories and recovery opportunities.
     We expect that competitive pressures and other factors described above will continue to have a negative impact on our revenues in this segment in 2011 and beyond. To address these issues, offset their impact and generate growth in this segment, we adopted several strategies as discussed previously (see “The PRGX Strategy” in “Item 1. Business” above). We reinstituted a sales function in 2010, resulting in an increase in our client count during the year. We continue to develop our Next Generation Recovery Audit platform that we designed to make our recovery audit process more cost efficient and effective. We concluded successful pilots of this technology early in 2011, and expect to expand its use throughout the coming year. We also are providing greater value to our existing and potential clients by offering adjacent services in the procure-to-pay value chain and to the CFO suite, and by capitalizing on our existing data mining and related competencies. While we are encouraged by some of our recent successes, we can provide no assurances that we will be able to build on them in the future or that we will generate sufficient incremental revenues to offset the declining revenue trend that we have experienced in this segment for several years. In addition, we have invested heavily in the pursuit of these opportunities and will continue to invest in them. We believe that without such investments, a reversal of the declining revenue trend for Recovery Audit Services — Americas is not likely. We intend to execute our strategic initiatives to pursue these opportunities.
     Recovery Audit Services — Europe/Asia-Pacific revenues increased by 9.7% in 2010 and decreased by 2.1% in 2009. The strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia adversely impacted reported revenues in both periods. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2010 revenues increased by 12.8% compared to an increase of 9.7% as reported, and 2009 revenues increased by 8.5% compared to a decrease of 2.1% as reported. These increases on a constant dollar basis are attributable to revenues from the July 2009 acquisition of First Audit Partners LLP (“FAP”), and to incremental revenues from existing and new clients. As in our Recovery Audit Services — Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities. We intend to execute the same strategic initiatives for this segment as we are in the Recovery Audit Services — Americas segment.
     New Services revenues increased by 104.9% in 2010 and increased by 40.5% in 2009. During 2010 and 2009, New Services revenues were primarily from our advisory services. In 2010, we also generated revenues from business analytics services and during the second half of 2010 from our participation as a subcontractor in three of the Medicare RAC program’s four geographic regions. We expect New Services revenues to continue to increase in 2011 due to increases in revenues from advisory services and business analytics. We also expect future revenue growth from our participation as a subcontractor in three of the Medicare RAC program’s four geographic regions and from state Medicaid RAC audits. We were awarded our first state Medicaid RAC contract early in 2011 and are continuing to evaluate and bid for additional state Medicaid RAC opportunities that we believe are a good match for us based on the way the state’s Medicaid program is run and the scope of the program. While the magnitude and timing of additional Medicare and Medicaid RAC program revenues are difficult to predict, we expect revenues from our healthcare claims auditing to increase steadily through at least the first half of 2011.
     Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers for our recovery audit, business analytics and advisory services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies, clerical assistance, and depreciation. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenues.
     COR expenses were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Recovery Audit Services — Americas	$68,570	$68,002	$76,272
Recovery Audit Services — Europe/Asia-Pacific	44,420	40,317	41,362
New Services	14,189	8,399	8,267

Total	$127,179	$116,718	$125,901

     COR as a percentage of revenues for Recovery Audit Services — Americas was 59.5% in 2010, 55.9% in 2009 and 55.2% in 2008. This equates to gross margin percentages of 40.5% in 2010, 44.1% in 2009 and 44.8% in 2008. The declines in gross margins in both 2010 and 2009 are partially attributable to the revenue declines without corresponding reductions in COR. Additionally, we are making investments in our various growth and other strategic initiatives, and have included significant portions of these costs in Recovery Audit Services — Americas COR.

     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 77.1% in 2010, 76.8% in 2009 and 77.2% in 2008. This equates to gross margin percentages of 22.9% in 2010, 23.2% in 2009 and 22.8% in 2008. The slight decline in gross margin in 2010 primarily resulted from deferred consideration attributable to the February 2010 acquisition of Etesius Limited (“Etesius”). The slight improvement in gross margin in 2009 primarily resulted from decreased commissions paid to third parties in Europe.
     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (77.1% for 2010) compared to Recovery Audit Services — Americas (59.5% for 2010) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR relates primarily to costs of advisory services and costs associated with the Medicare RAC program subcontracts. New Services COR exceeded New Services revenues by $2.9 million in 2010, $2.9 million in 2009 and $4.3 million in 2008 due primarily to our investments in the Medicare RAC program as well as our investments in our advisory services and business analytics capabilities. We expect to continue to experience COR in excess of revenues in the New Services segment for at least the first half of 2011.
     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit and New Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses, gains and losses on asset disposals, depreciation of property and equipment and amortization of intangibles related to the Recovery Audit and New Services segments. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.
     SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Recovery Audit Services — Americas	$21,524	$17,647	$16,771
Recovery Audit Services — Europe/Asia-Pacific	6,693	5,319	8,383
New Services	3,950	1,151	1,893

Subtotal for segments	32,167	24,117	27,047
Corporate support	16,914	19,756	16,981

Total	$49,081	$43,873	$44,028

     SG&A in each of our segments and in corporate support includes foreign currency transaction gains and losses, including the gains and losses related to intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in FX rates may significantly impact the amount of such gains and losses.
     Recovery Audit Services — Americas SG&A increased 22.0% in 2010 and 5.2% in 2009. These increases resulted primarily from costs incurred in connection with our execution of our growth strategies. The greater increase in 2010 was primarily a result of costs we incurred to build our sales and business development capabilities, combined with higher depreciation expense resulting from investments we made to upgrade our information technology infrastructure.
     Recovery Audit Services — Europe/Asia-Pacific SG&A included an FX loss of $0.4 million in 2010, an FX gain of $1.2 million in 2009 and an FX loss of $3.5 million in 2008, all related to intercompany balances. Recovery Audit Services — Europe/Asia-Pacific SG&A excluding the FX gains and losses related to intercompany balances decreased 3.8% in 2010 and increased 33.2% in 2009. The 2010 decrease was attributable to relatively lower severance costs and incentive compensation accruals, partially offset by the inclusion of a full year of amortization and depreciation costs resulting from our July 2009 acquisition of FAP (see Note 14 — Business Acquisition in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K). The 2009 increase was attributable to non-intercompany FX losses, severance costs and amortization expense associated with the acquisition of FAP.

     New Services SG&A increased 243.2% in 2010 and decreased 39.2% in 2009. The increase in 2010 was attributable to the additional operating costs of Etesius which we acquired in February 2010 (See Note 14 — Business Acquisition in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K), as well as higher costs relating to our performance of the Medicare RAC program subcontracts and additional sales and business development personnel. New Services SG&A was higher in 2008 than in 2009 due to expenses associated with winding down the Medicare RAC demonstration program and the efforts we expended in bidding for a Medicare RAC program contract and securing the Medicare RAC program subcontracts with three of the four national Medicare RAC program contract awardees.
     Corporate Support SG&A includes stock-based compensation charges of $4.0 million in 2010, $3.3 million in 2009 and $2.2 million in 2008. Excluding stock-based compensation charges, Corporate Support SG&A decreased 21.2% in 2010 and increased 11.1% in 2009. The 2010 decrease is attributable to lower 2010 professional fees and a litigation settlement accrual and severance charges in 2009 for which there are no comparable costs in 2010, as well as decreased incentive compensation accruals in 2010. The increase in these costs for 2009 compared to 2008 is attributable to the litigation costs and severance charges, and increased compensation and recruiting costs associated with hiring a new chief executive officer.
     Interest Expense, net and Loss on Extinguishment of Debt
     Net interest expense was $1.3 million in 2010, $3.0 million in 2009 and $3.2 million in 2008. We also recorded a $1.4 million loss on extinguishment of debt in 2010. In January 2010, we entered into a new credit facility with SunTrust Bank and repaid our prior term loan from Ableco LLC in full (see “New Credit Facility” below for additional information regarding this transaction). The loss on extinguishment of debt consists of the unamortized deferred loan costs associated with the prior credit facility. The interest rate on the new credit facility is based on the one-month LIBOR rate, plus an applicable margin of from 2.25% to 3.5% per annum. The interest rate in effect at December 31, 2010 under the new credit facility was approximately 2.76%, while the prior credit facility bore a minimum interest rate of 9.75%. The decrease in interest expense in 2010 resulted from the lower interest rate on the debt and from lower amortization of loan origination fees under the new credit facility. The decrease in interest expense in 2009 relates to lower average debt outstanding in 2009.
     Income Tax Expense
     Our reported effective tax rates on earnings approximated 36.7% in 2010, 16.5% in 2009 and 15.5% in 2008. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally are less than the expected tax rate primarily due to reductions of the Company’s deferred tax asset valuation allowance. The higher tax rate in 2010 is due to earnings before income taxes from our foreign subsidiaries representing a higher percentage of total earnings before income taxes than in the prior years, partially offset by a reduction in the deferred tax asset valuation allowance that resulted from additional deferred tax liabilities that we recorded relating to a 2010 business acquisition.
     As of the end of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $54.8 million in 2010, $58.3 million in 2009 and $64.3 million in 2008 were appropriate. The reduction in each of the three years was due primarily to lower net deferred tax assets for which we recorded a portion of the valuation allowance. We expensed or impaired a significant amount of intangible assets in previous years for financial reporting purposes. For income tax reporting purposes, we continue to amortize these intangible assets over their tax lives, generally 15 years. The excess of tax amortization over amortization for financial reporting purposes is reducing the related deferred tax asset each year, resulting in lower deferred tax assets and a lower related valuation allowance, although increases in our net operating losses have partially offset this impact in recent years. This reduction in deferred tax assets related to intangible assets was $6.1 million in 2010, $5.3 million in 2009 and $5.7 million in 2008, and we currently project this effect to continue through 2013.
     As of December 31, 2010, we had approximately $59.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The federal loss carry-forwards expire through 2030. As of December 31, 2010, we had approximately $80.0 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2015 and 2030 and are subject to certain limitations.

     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $59.6 million of U.S. federal loss carry-forwards available to the Company, $20.6 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.
Liquidity and Capital Resources
     As of December 31, 2010, we had $18.4 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.9 million of calculated availability for borrowings at the end of 2010.
     We believe that the recent global economic downturn contributed to a decrease in the revenues that we otherwise would have earned in recent periods. This decrease has not resulted in the need for us to draw down on our revolving credit facility to fund our operations and has not materially adversely impacted our overall liquidity position. However, if revenues were to decline significantly, it could have an adverse impact on our liquidity. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2010.
     Operating Activities. Net cash provided by operating activities was $3.5 million in 2010, $18.2 million in 2009 and $16.7 million in 2008. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in working capital. The decrease in cash provided by operating activities in 2010 was due to a $6.5 million reduction in net earnings adjusted for non-cash items and an $8.2 million decrease in working capital. The decline in net earnings adjusted for non-cash items was due to lower net earnings resulting from the factors discussed previously, partially offset by higher non-cash charges. The greater use of cash for working capital needs resulted from an increase in receivables primarily relating to the Medicare RAC program, a decrease in incentive compensation accruals in 2010 due to lower payments expected under our management incentive plans, and deferral of costs associated with the Medicare RAC program. We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.
     The $1.5 million increase in cash provided by operating activities in 2009 was due to a $6.6 million lower use of cash for working capital, partially offset by lower net earnings. The working capital improvement was due to significant payments for long term compensation and severance liabilities in 2008 combined with a greater decrease in the refund liability in 2008. These improvements in cash flow in 2009 were partially offset by significant payments for foreign income taxes, a legal settlement, and other accrued liabilities in 2009.
     We incurred operating losses of approximately $4.8 million in 2010, $4.0 million in 2009 and $5.6 million in 2008 related to the Medicare RAC program. During 2010, contract receivables increased by $1.2 million and other current assets increased $1.3 million relating to our deferral of certain costs associated with this program. Together, these items had a significant negative impact on our net cash provided by operating activities. We also incurred capital expenditures associated with this program. We expect to continue to incur losses, increase receivables and other current assets and incur capital expenditures relating to this program in 2011.
     We have one customer, Wal-Mart Stores Inc., that has accounted for 10% or more of our annual revenues in each of the past three years. The loss of this customer would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.
     Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense was $8.9 million in 2010, $6.1 million in 2009 and $5.2 million in 2008. Net cash used for property and equipment capital expenditures was $6.9 million in 2010, $5.5 million in 2009 and $3.3 million in 2008. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our next-generation recovery audit business model and to prepare for participation in the Medicare RAC program.
     Capital expenditures are discretionary and we currently expect future capital expenditures to continue at current levels over the next several quarters as we continue to enhance our healthcare audit systems. Our investments in software development and infrastructure costs related to Medicare RAC program were $0.8 million in 2010, $1.0 million in 2009 and $0.6 million in 2008. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

     Business Acquisitions
     We made several business acquisitions during 2010 and 2009, each of which is discussed more fully in Note 14 — Business Acquisitions in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. A summary of these activities follows.
     In July 2009, we acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United Kingdom, for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million that we paid in July 2009. We made the first of two deferred payments required as part of the FAP acquisition in January 2010 in the amount of £0.5 million ($0.8 million) and the second payment of £0.8 million ($1.3 million) in July 2010. Additional variable consideration may be due based on the operating results generated by the acquired business over a four year period from the date of acquisition. We currently estimate the fair value of variable consideration to be $2.0 million.
     In February 2010, we acquired all of the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders that we paid in February 2010 as well as deferred payments of $1.2 million over four years from the date of the acquisition. We also may be required to make additional payments of up to $3.8 million over a four-year period if the financial performance of this service line meets certain targets. These payments would be to Etesius employees that we hired in connection with the acquisition. We will not be obligated to make the deferred and earn-out payments to these employees if they resign or are terminated under certain circumstances, and therefore are recognizing the accrual of these payments as compensation expense.
     In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois for a purchase price valued at $3.7 million. The purchase price included an initial cash payment of $2.3 million that we paid in November 2010. Additional payments of up to a maximum of $1.9 million may be due to the sellers in four semi-annual payments if certain performance targets are met. We recorded $1.4 million as the estimated fair value of these payments at the acquisition date.
     Financing Activities and Interest Expense. Net cash used in financing activities was $3.5 million in 2010, $5.7 million in 2009 and $28.0 million in 2008. As described in more detail below, we entered into a new credit facility in January 2010. We used the $15.0 million term loan proceeds to repay the remaining $14.1 million of outstanding principal under our prior term loan and to pay $0.5 million in loan costs incurred in connection with the new credit facility. During 2010, we made mandatory principal payments totaling $3.0 million on the new credit facility and reduced our capital lease obligations by $0.3 million.
     During 2009, we made mandatory principal payments totaling $5.0 million on our then-existing term loan and reduced our capital lease obligations by $0.3 million.
     During 2008, we made principal payments under our then-existing term loan of $25.9 million. This amount included $10.9 million of mandatory principal payments as well as a voluntary prepayment of $15.0 million. We also reduced our capital lease obligations by $0.3 million during 2008. In December 2008, we repurchased 429,378 shares of our outstanding common stock for $1.7 million.
     New Credit Facility
     On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at December 31, 2010 was $8.9 million. We had no borrowings outstanding under the SunTrust revolver as of December 31, 2010.
     The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 and through December 2013, and a final payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance claims. The loan agreement also requires an additional annual prepayment based on excess cash flow (“ECF”) if our leverage ratio, as defined in the agreement, exceeds a certain threshold. The first of any such ECF payments would be payable in April 2011, but we currently estimate that our leverage ratio did not exceed the threshold and we will not be required to make an ECF payment for 2010.
     Interest on both the revolver and term loan are payable monthly and accrued at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.76% at December 31, 2010. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.
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
     In September 2010 we entered into an amendment of the SunTrust credit facility that lowered the required minimum adjusted EBITDA and fixed charge coverage ratio through December 31, 2010. In October 2010 we entered into an interest rate swap agreement with SunTrust that limits our exposure to increases in the one-month LIBOR rate.
     We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
     Stock Repurchase Program
     In February 2008, our Board of Directors approved a stock repurchase program. Under the terms of the program, as extended by the Board of Directors, we may repurchase up to $10 million of our common stock from time to time through March 31, 2011. The new credit facility permits us to repurchase up to $1.0 million of our common stock annually. We did not repurchase any shares of our common stock under this program in 2010. In 2009, we repurchased 78,754 shares at an average price of $3.10 for a total purchase price of approximately $0.2 million. This equates to approximately 0.4% of the then outstanding shares. In 2008, we repurchased 429,378 shares at an average price of $3.93 for a total purchase price of approximately $1.7 million. This equates to approximately 2.0% of the then outstanding shares.

     Contractual Obligations and Other Commitments
     As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2010 is as follows:

	Payments Due by Period (in thousands)
		Less			More
		Than		3-5	Than
Contractual obligations	Total	1 Year	1-3 Years	Years	5 Years
Long-term debt obligations (1)	$12,000	$3,000	$6,000	$3,000	$—
Operating lease obligations	27,514	7,384	13,606	6,426	98
Cash portions of stock-based compensation (2)	114	114	—	—	—
Purchase price payments to former FAP owners (3)	2,925	770	2,155	—	—
Payments to Messrs. Cook and Toma (4)	1,073	58	122	129	764
Purchase price payments to Etesius Limited shareholders (5)	1,200	100	400	700	—
Purchase price payments to former TJG Holdings LLC owners (6)	1,900	584	1,240	76	—
Severance	405	405	—	—	—

Total	$47,131	$12,415	$23,523	$10,331	$862

(1)	Excludes variable rate interest (LIBOR plus 2.25% to 3.50% per annum) payable monthly.

(2)	Represents the portions of Performance Units outstanding under the 2006 Management Incentive Plan payable in cash. Amounts presented are based on the market price of our common stock at December 31, 2010. The final payment is due to be made on April 30, 2011 and will be based on the market price of our common stock on that date — see 2006 Management Incentive Plan below.

(3)	Represents deferred payments due under the FAP asset purchase agreement — see “Business Acquisitions” above. The amounts presented include variable consideration which may be due based on cash flows generated by the acquired business over the next three years. The obligations are denominated in British pounds sterling. The U.S. dollar amounts above are based on December 31, 2010 foreign exchange rates.

(4)	Represents estimated reimbursements payable for healthcare costs incurred by these former executives.

(5)	Represents deferred payments due under the Etesius Limited share purchase agreement. The amounts presented do not include variable consideration which may be due based on the financial performance of certain service lines over the next four years. We currently estimate the fair value of variable consideration to be insignificant. For more information, see “Business Acquisitions” above.

(6)	Represents deferred payments due under the TJG Holdings LLC asset purchase agreement. The amounts presented include an estimate of variable consideration which may be due based on cash flows generated by the acquired business over the next two years. For more information, see “Business Acquisitions” above.
     2006 Management Incentive Plan
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of our common stock under the 2006 Management Incentive Plan (“2006 MIP”). On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary by participant), participants are issued that number of shares of Company common stock equal to 60% of the number of Performance Units being settled, and are paid in cash an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. The awards were 50% vested at the award date and the remainder of the awards vested ratably over approximately the following eighteen months with the awards fully vesting on March 17, 2008. On March 28, 2007, the Company granted 20,000 Performance Units to an additional executive officer under the 2006 MIP. The award had a grant date fair value of $0.3 million and was scheduled to vest ratably over four years. The awards contain certain anti-dilution and change of control provisions. As a result, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of the Company’s senior convertible notes and Series A convertible preferred stock. The Company granted an additional 1,436,484 Performance Units in 2007 and 122,073 Performance Units in 2006 with aggregate grant date fair values of $24.0 million in 2007 and $1.6 million in 2006 as a result of this automatic adjustment provision.
     All Performance Units must be settled before April 30, 2016. We recognized compensation expense (credit) of $0.1 million in 2010, $(0.2 million) in 2009 and $(0.4 million) in 2008 related to these 2006 MIP Performance Unit awards. The 2009 and 2008 compensation credits resulted from the remeasurement of the liability-classified portion of the awards to fair value based on the market price of our common stock. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards will be forfeited.
     Cash payments relating to these MIP awards were $0.6 million in 2010, $1.9 million in 2009 and $2.0 million in 2008. The final cash payments relating to these MIP awards of approximately $0.1 million are due in April 2011.
     Off Balance Sheet Arrangements
     As of December 31, 2010, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
Critical Accounting Policies
     We describe our significant accounting policies in Note 1 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. However, certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We consider accounting policies that involve the use of estimates that meet both of the following criteria to be “critical” accounting policies. First, the accounting estimate requires us to make assumptions about matters that are highly uncertain at the time that the accounting estimate is made. Second, alternative estimates in the current period, or changes in the estimate that are reasonably likely in future periods, would have a material impact on the presentation of our financial condition, changes in financial condition or results of operations.
     In addition to estimates that meet the “critical” estimate criteria, we also make many other accounting estimates in preparing our consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, refund liabilities, accounts receivable allowance for doubtful accounts, goodwill and other intangible assets and income taxes. We base our estimates and judgments on historical experience, information available prior to the issuance of the consolidated financial statements and on various other factors that we believe to be reasonable under the circumstances. This information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results can occur as circumstances change and additional information becomes known, including changes in those estimates not deemed “critical”.
     We believe the following critical accounting policies, among others, involve our more significant estimates and judgments we used in the preparation of our consolidated financial statements. We have discussed the development and selection of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-K with the audit committee of the Board of Directors.
•	Revenue Recognition. We generally recognize revenues on the accrual basis except with respect to an insignificant number of our international units where we recognize revenues on the cash basis. We generally recognize revenues for a contractually specified percentage of amounts recovered when we have determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when we have met the following criteria: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, we rely on customary business practices and processes for documenting that the criteria described in (a) through (d) above have been met. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but we do not recognize revenues, unless we can otherwise determine that criteria (a) through (d) above have been met, because our customary business practices and processes specific to that client have not been completed. The determination that we have met each of the aforementioned criteria, particularly the determination of the timing of economic benefit received by the client and the determination that collectability is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenues.

•	Unbilled Receivables & Refund Liabilities. Unbilled receivables relate to claims for which our clients have received economic value but for which we contractually have agreed not to invoice the clients. Unbilled receivables arise when a portion of our fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after the original invoice, or a year after completion of the audit period), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge that we have earned this unbilled receivable at the time of the original invoice, but have agreed to defer billing the client for the related services.

Refund liabilities result from reductions in the economic value previously received by our clients with respect to vendor claims identified by us and for which we previously have recognized revenues. We recognize such refund liabilities either by offsets to amounts otherwise due from clients or by cash refunds to clients. We compute the estimate of our refund liabilities at any given time based on actual historical refund data.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenues.

During the fourth quarter of 2010, we revised our estimate of expected refund rates of unbilled receivables in our Recovery Audit Services — Americas operating segment. We obtained sufficient historical data on our realization of paybacks from unbilled receivables that enabled us to make this change to our method of calculating this estimate. The impact of this change resulted in a $0.2 million increase in fourth quarter 2010 net earnings, or less than $0.01 per basic and diluted share. We do not expect that this change in estimate will have a material impact on our net earnings in future periods.

During the first quarter of 2008, we revised our estimate of expected refund rates in our Recovery Audit Services — Americas operating segment. Such change in estimate resulted from a decline in actual Recovery Audit Services — Americas refund rates observed during 2007. The impact of this change in estimate resulted in a $0.8 million increase in first quarter 2008 net earnings. During the fourth quarter of 2008, we changed our method of estimating the refund liability related to our Recovery Audit Services — Europe/Asia-Pacific segment to be more consistent with the methodology used in the Recovery Audit Services — Americas segment. This change in estimate resulted in a $0.9 million decrease in fourth quarter 2008 net earnings. The combined impact of the 2008 refund liability estimate changes was to decrease net earnings by $0.1 million, or less than $0.01 per basic and diluted share.

•	Goodwill and Other Intangible Assets. We assess the recoverability of our goodwill and other intangible assets during the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. As a result of this testing, we concluded that there was no impairment of goodwill and other intangible assets in the past three years.

In connection with the business acquisitions we completed in 2010, we recorded additional goodwill of $0.6 million and additional intangible assets of $3.9 million consisting primarily of customer relationships, non-compete agreements and trade names. We determined these amounts based on estimates we made and on valuation reports we obtained from third parties. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

•	Income Taxes. Our effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in our Consolidated Financial Statements included in Item 8 of this Form 10-K is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in the statement of operations. We establish valuation allowances to reduce net deferred tax assets to the amounts that we believe are more likely than not to be realized. We adjust these valuation allowances in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on our tax returns but has not yet been recognized as an expense in our consolidated financial statements.

We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In determining the amount of valuation allowance to record, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods, and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence we considered in this determination.

We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to U.S. generally accepted accounting principles (“GAAP”) for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording interest and penalties associated with tax positions is to record such items as a component of earnings before income taxes.

•	Stock-Based Compensation. We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our statements of operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations using the straight-line method over the service period over which we expect the awards to vest.

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

We estimate the fair value of awards of restricted shares and nonvested shares as being equal to the market value of the common stock on the date of the award. We classify our share-based payments as either liability-classified awards or as equity-classified awards. We remeasure liability-classified awards to fair value at each balance sheet date until the award is settled. We measure equity-classified awards at their grant date fair value and do not subsequently remeasure them. We have classified our share-based payments which are settled in our common stock as equity-classified awards and our share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards generally are equal to the grant-date fair value of the award amortized over the vesting period of the award. The liability for liability-classified awards generally is equal to the fair value of the award as of the balance sheet date multiplied by the percentage vested at the time. We charge (or credit) the change in the liability amount from one balance sheet date to another to compensation expense.

Stock-based compensation expense was $4.0 million in 2010, $3.3 million in 2009 and $2.2 million in 2008. We discuss stock-based compensation in more detail in Note 1(l) and Note 13 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.
New Accounting Standards
     Refer to Note 1 of “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards and pronouncements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2010, we recognized $17.2 million of operating income from operations located outside the U.S., virtually all of which we accounted for originally in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.7 million. We do not have any arrangements in place currently to hedge our foreign currency risk.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $12.0 million outstanding under a term loan and $8.9 million of calculated borrowing availability under our revolving credit facility as of December 31, 2010, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum and was 2.76% at December 31, 2010. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.
     In order to mitigate some of this interest rate risk, we entered into an interest rate swap agreement with SunTrust Bank in October 2010 under which we pay additional interest on a notional amount of $3.8 million through December 31, 2013 to the extent that the one-month LIBOR rate is below 1.23%, and receive payments from SunTrust Bank to the extent the index exceeds this level. The notional amount is equal to the final two payments due under the term loan in December 2013 and January 2014. Currently, LIBOR is below 1.23% and we are paying a minimal amount of additional interest under this agreement. Should LIBOR rates increase above the 1.23% level, we will incur additional interest expense on all of the amounts outstanding under our credit facility, but will offset a portion of this additional expense with the income we earn from the swap agreement.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia	/s/ BDO USA, LLP
March 16, 2011

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2010	2009	2008

Revenues	$184,081	$179,583	$195,706
Cost of revenues	127,179	116,718	125,901

Gross margin	56,902	62,865	69,805

Selling, general and administrative expenses	49,081	43,873	44,028

Operating income	7,821	18,992	25,777

Gain on bargain purchase, net (Note 14)	—	2,388	—
Interest expense	(1,451)	(3,229)	(4,090)
Interest income	146	204	845
Loss on debt extinguishment (Note 7)	(1,381)	—	—

Earnings before income taxes	5,135	18,355	22,532

Income tax expense (Note 9)	1,882	3,028	3,502

Net earnings	$3,253	$15,327	$19,030

Basic earnings per common share (Note 5)	$0.14	$0.67	$0.87

Diluted earnings per common share (Note 5)	$0.13	$0.65	$0.83

Weighted-average common shares outstanding (Note 5):
Basic	23,906	22,915	21,829

Diluted	24,144	23,560	23,008

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$18,448	$33,026
Restricted cash	64	256

Receivables:
Contract receivables, less allowances of $591 in 2010 and $1,032 in 2009:
Billed	31,144	28,034
Unbilled	4,749	4,481

	35,893	32,515
Employee advances and miscellaneous receivables, less allowances of $669 in 2010 and $351 in 2009	827	276

Total receivables	36,720	32,791

Prepaid expenses and other current assets	3,586	2,306
Deferred income taxes (Note 9)	36	29

Total current assets	58,854	68,408

Property and equipment:
Computer and other equipment	23,068	23,032
Furniture and fixtures	2,982	2,888
Leasehold improvements	3,073	2,975
Software	13,945	5,551

	43,068	34,446
Less accumulated depreciation and amortization	(27,373)	(24,443)

Property and equipment, net	15,695	10,003

Goodwill (Note 6)	5,196	4,600
Intangible assets, less accumulated amortization of $17,573 in 2010 and $13,573 in 2009 (Note 6)	23,855	24,104
Unbilled receivables	1,462	1,410
Deferred loan costs, net of accumulated amortization (Note 7)	558	1,431
Deferred income taxes (Note 9)	403	253
Other assets	298	304

	$106,321	$110,513

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,365	$15,707
Accrued payroll and related expenses	13,871	19,884
Refund liabilities	7,179	7,467
Deferred revenues	1,381	916
Current portions of debt and capital lease obligations (Note 7)	3,000	3,260
Business acquisition obligations (Note 14)	1,380	2,695

Total current liabilities	41,176	49,929

Long-term debt and capital lease obligations (Note 7)	9,000	11,070
Noncurrent compensation obligations (Notes 2, 13 and 14)	271	978
Refund liabilities	982	733
Other long-term liabilities	6,049	6,364

Total liabilities	57,478	69,074

Commitments and contingencies (Notes 2, 7, 8, 11 and 12)

Shareholders’ equity (Notes 11 and 13):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,932,774 shares issued and outstanding in 2010 and 23,272,892 shares issued and outstanding in 2009	239	233
Additional paid-in capital	566,328	562,563
Accumulated deficit	(521,408)	(524,661)
Accumulated other comprehensive income	3,684	3,304

Total shareholders’ equity	48,843	41,439

	$106,321	$110,513

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share data)

					Accumulated
			Additional		Other		Total
	Common Stock		Paid-In		Comprehensive	Treasury	Shareholders’	Comprehensive
	Shares	Amount	Capital	Accumulated Deficit	Income	Stock	Equity	Income
Balance at December 31, 2007	22,100,090	$221	$605,592	$(559,018)	$4,264	$(48,710)	$2,349
Comprehensive income:
Net earnings	—	—	—	19,030	—	—	19,030	$19,030
Foreign currency translation adjustments	—	—	—	—	(1,143)	—	(1,143)	(1,143)

Comprehensive income								$17,887

Issuances of common stock:
Restricted share awards	399,507	4	(4)	—	—	—	—
2006 MIP Performance Unit settlements	295,879	3	(3)	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(1,687)	(1,687)
Retirement of treasury stock	(1,005,831)	(10)	(50,387)	—	—	50,397	—
Stock-based compensation expense	—	—	4,161	—	—	—	4,161

Balance at December 31, 2008	21,789,645	218	559,359	(539,988)	3,121	—	22,710
Comprehensive income:
Net earnings	—	—	—	15,327	—	—	15,327	$15,327
Foreign currency translation adjustments	—	—	—	—	183	—	183	183

Comprehensive income								$15,510

Issuances of common stock:
Restricted share awards	817,905	8	(8)	—	—	—	—
Restricted shares remitted by employees for taxes	(15,096)	—	(116)	—	—	—	(116)
Stock option exercises	9,375	—	26	—	—	—	26
2006 MIP Performance Unit settlements	884,473	9	(9)	—	—	—	—
Forfeited restricted share awards	(134,656)	(1)	1	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(246)	(246)
Retirement of treasury stock	(78,754)	(1)	(245)	—	—	246	—
Stock-based compensation expense	—	—	3,555	—	—	—	3,555

Balance at December 31, 2009	23,272,892	233	562,563	(524,661)	3,304	—	41,439
Comprehensive income:
Net earnings	—	—	—	3,253	—	—	3,253	$3,253
Foreign currency translation adjustments	—	—	—	—	380	—	380	380

Comprehensive income								$3,633

Issuances of common stock:
Restricted share awards	560,460	6	(6)	—	—	—	—
Restricted shares remitted by employees for taxes	(28,547)	—	(214)	—	—	—	(214)
Stock option exercises	38,633	—	109	—	—	—	109
2006 MIP Performance Unit settlements	134,490	1	(1)	—	—	—	—
Forfeited restricted share awards	(45,154)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	3,876	—	—	—	3,876

Balance at December 31, 2010	23,932,774	$239	$566,328	$(521,408)	$3,684	$—	$48,843

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings	$3,253	$15,327	$19,030
Adjustments to reconcile earnings from operations to net cash provided by operating activities:
Gain on bargain purchase, net	—	(2,388)	—
Depreciation and amortization	8,908	6,140	5,194
Amortization of debt discount, premium and deferred loan costs	1,539	789	786
Stock-based compensation expense	3,980	3,345	2,207
Loss on disposals of property, plant and equipment, net	15	109	101
Deferred income taxes	(1,354)	(516)	577
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	193	(195)	(61)
Billed receivables	(1,757)	1,092	423
Unbilled receivables	(320)	1,466	1,155
Prepaid expenses and other current assets	(1,274)	775	186
Other assets	56	55	3
Accounts payable and accrued expenses	(2,107)	(2,531)	1,634
Accrued payroll and related expenses	(6,255)	(3,163)	(7,561)
Refund liabilities	(39)	(567)	(2,806)
Deferred revenues	(139)	405	(63)
Noncurrent compensation obligations	(707)	(1,589)	(3,508)
Other long-term liabilities	(523)	(388)	(607)

Net cash provided by operating activities	3,469	18,166	16,690

Cash flows from investing activities:
Business acquisitions	(7,741)	(2,029)	—
Purchases of property and equipment, net of disposal proceeds	(6,934)	(5,511)	(3,298)

Net cash used in investing activities	(14,675)	(7,540)	(3,298)

Cash flows from financing activities:
Repayments of former credit facility (Note 7)	(14,070)	(5,315)	(26,279)
Repayments of long-term debt and capital lease obligations	(3,260)	—	—
Proceeds from term loan (Note 7)	15,000	—	—
Payments for deferred loan costs	(666)	(50)	(59)
Payments of deferred acquisition consideration	(409)	—	—
Repurchases of common stock	—	(246)	(1,687)
Restricted stock remitted by employees for taxes	(214)	(116)	—
Proceeds from stock option exercises	109	26	—

Net cash used in financing activities	(3,510)	(5,701)	(28,025)

Effect of exchange rates on cash and cash equivalents	138	1,413	(1,043)

Net change in cash and cash equivalents	(14,578)	6,338	(15,676)

Cash and cash equivalents at beginning of year	33,026	26,688	42,364

Cash and cash equivalents at end of year	$18,448	$33,026	$26,688

Supplemental cash flow statement information:
Cash paid during the year for interest	$570	$1,939	$3,191

Cash paid during the year for income taxes, net of refunds received	$2,743	$4,247	$2,475

Deferred and contingent business acquisition consideration (Note 14)	$1,638	$4,210	$—

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (a) Description of Business and Basis of Presentation
     Description of Business
     The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit services to large businesses and government agencies having numerous payment transactions. These businesses include, but are not limited to:
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
     Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. PRGX currently provides services to clients in 28 countries.
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
     (b) Revenue Recognition, Unbilled Receivables and Refund Liabilities
     We base our revenues on specific contracts with our clients. These contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services we are to provide; (c) the client’s duties in assisting and cooperating with us; and (d) fees payable to us, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims either by taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client often is dictated by industry practice. In addition, many clients establish specific procedural guidelines that we must satisfy prior to submitting claims for client approval, and these guidelines are unique to each client. For some services we provide, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.
     We generally recognize revenues on the accrual basis except with respect to an insignificant number of our international units where we recognize revenues on the cash basis. We generally recognize revenues for a contractually specified percentage of amounts recovered when we have determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when we have met the following criteria: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, we will invoice a client prior to

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
meeting all four of these criteria; in such cases, we defer the revenues until we meet all of the criteria. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, we rely on customary business practices and processes for documenting that we have met the criteria described in (a) through (d) above. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but we do not recognize revenues, unless we can otherwise determine that criteria (a) through (d) above have been met, because our customary business practices and processes specific to that client have not been completed.
     Historically, there has been a certain amount of revenues with respect to which, even though we had met the requirements of our revenue recognition policy, our clients’ vendors ultimately have rejected the claims underlying the revenues. In that case, our clients may request a refund or offset of such amount even though we may have collected fees. We record any such refunds as a reduction of revenues. We provide refund liabilities for these reductions in the economic value previously received by our clients with respect to vendor claims we identified and for which we previously have recognized revenues. We compute an estimate of our refund liabilities at any given time based on actual historical refund data.
     During the fourth quarter of 2010, we revised our estimate of expected refund rates of unbilled receivables in our Recovery Audit Services — Americas operating segment. We obtained sufficient historical data on our realization of paybacks from unbilled receivables that enabled us to make this change to our method of calculating this estimate. The impact of this change in estimate resulted in a $0.2 million increase in fourth quarter 2010 net earnings, or less than $0.01 per basic and diluted share. We believe that this change represents an improvement in our method for determining this estimate.
     During the first quarter of 2008, we revised our estimate of expected refund rates in our Recovery Audit Services — Americas operating segment. Such change in estimate resulted from a decline in actual Recovery Audit Services — Americas refund rates observed during 2007. The impact of this change in estimate resulted in a $0.8 million increase in first quarter 2008 net earnings. During the fourth quarter of 2008, we changed our method of estimating the refund liability related to our Recovery Audit Services — Europe/Asia-Pacific segment to be more consistent with the methodology used in the Recovery Audit Services — Americas segment. This change in estimate resulted in a $0.9 million decrease in fourth quarter 2008 net earnings. The combined impact of the 2008 refund liability estimate changes was to decrease net earnings by $0.1 million, or less than $0.01 per basic and diluted share.
     Unbilled receivables relate to claims for which clients have received economic value but for which we contractually have agreed not to invoice the clients. Unbilled receivables arise when a portion of our fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times a year after completion of the audit period), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge that we have earned this unbilled receivable at the time of the original invoice, but have agreed to defer billing the client for the related services.
     We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenues.
     We derive a relatively small portion of revenues on a “fee-for-service” basis whereby billing is based upon a flat fee, a fee per hour, or a fee per other unit of service. We recognize revenues for these types of services as we provide and invoice for them, and when criteria (a) through (d) as set forth above are met.
     (c) Cash and Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less. We place our temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation insurance limit.
     Our cash and cash equivalents included short-term investments of approximately $1.7 million in 2010 and $0.7 million in 2009 which were held at banks in Brazil.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (d) Fair Value of Financial Instruments
     We state cash and cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
     We recorded long-term debt and capital lease obligations of $12.0 million as of December 31, 2010 and $14.3 million as of December 31, 2009 at their unpaid balances as of those dates based on their effective borrowing rates and repayment terms when originated. Substantially all of these balances include variable borrowing rates, and we believe that the fair values of such instruments are approximately equal to their carrying values as of those dates.
     We recorded lease obligations of $3.2 million as of December 31, 2010 and $3.6 million as of December 31, 2009 representing the fair value of future lease payments for office space we no longer use, reduced by sublease rentals we expect to earn. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive.
     We recorded business acquisition obligations of $3.8 million as of December 31, 2010 and $4.4 million as of December 31, 2009 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenues or other factors used in the calculation of the ultimate payment to be made. We use the discount rate that we used to value the liability at the acquisition date, which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
     (e) Property and Equipment
     We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. During the second quarter of 2010, we revised our estimate of the useful lives of certain fixed assets used for the purpose of calculating depreciation expense based on a review of our planned fixed asset replacement cycle. Our revised useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We continue to amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. The impact of the change in estimate was a reduction in depreciation expense of approximately $0.6 million in 2010. Depreciation expense was $4.9 million in 2010, $3.5 million in 2009 and $3.0 million in 2008.
     We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset.
     (f) Software Development Costs
     We capitalize a portion of the costs we incur relating to our internal development of software that we use in our operations and amortize these costs using the straight-line method over the expected useful lives of three to seven years.
     We also capitalize a portion of the costs we incur related to our internal development of software that we intend to market to others. We amortize these costs over the products’ estimated economic lives, which typically are three years, beginning when the underlying products are available for general release to customers. We review the carrying value of capitalized software development costs for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (g) Goodwill and Intangible Assets
     Goodwill represents the excess of the purchase price over the estimated fair market value of net assets of acquired businesses. We evaluate the recoverability of goodwill in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. This evaluation has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value with the carrying value. If the fair value is less than the carrying value, we would record an impairment charge. We use independent business valuation professionals for the purpose of estimating fair value. These analyses did not result in an impairment charge during the periods presented.
     Intangible assets include those with definite lives subject to amortization and those with indefinite lives. We currently do not have any intangible assets with indefinite lives. For intangible assets with definite lives, we perform tests for impairment if conditions exist that indicate the carrying value may not be recoverable, such as declines in sales, earnings or cash flows or material adverse changes in the business climate. We did not record any impairment charges relating to our intangible assets with definite lives.
     (h) Direct Expenses and Deferred Costs
     We typically expense direct expenses that we incur during the course of recovery audit and delivery of advisory services as incurred. For certain implementation and set-up costs associated with our “fee for service” revenues that we earn over an extended period of time, we defer the related costs and recognize them as expenses over the life of the underlying contract.
     In addition, we incur significant personnel and other costs when performing recovery audit services to certain healthcare organizations. The process of documenting that we have met our revenue recognition criteria as described in (b) Revenue Recognition, Unbilled Receivables and Refund Liabilities above is extensive and generally is completed from three months to a year after we substantially have completed our services. We defer these costs and recognize them as expenses when we record the related revenues. As of December 31, 2010, we had deferred $1.3 million of these costs and reflected them as Prepaid expenses and other current assets in our consolidated balance sheet.
     (i) Income Taxes
     We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates we expect to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect on the deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.
     We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In determining the amount of valuation allowance to record, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies. Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative losses for tax reporting purposes in recent years are the most compelling form of negative evidence we considered in this determination.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, our policy for recording interest and penalties associated with tax positions is to record such items as a component of earnings before income taxes.
     (j) Foreign Currency
     We use the local currency as the functional currency in the majority of the countries in which we conduct business outside of the United States. We translate the assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange at the balance sheet date. We include the translation gains and losses as a separate component of shareholders’ equity and in the determination of comprehensive income. Comprehensive income included translation gains (losses) related to long-term intercompany balances of $(0.1 million) in 2010, $0.2 million in 2009 and $(0.7 million) in 2008. We translate revenues and expenses in foreign currencies at the weighted average exchange rates for the period. We include all realized and unrealized foreign currency transaction gains (losses) in selling, general and administrative expenses. Foreign currency transaction gains (losses) included in selling, general and administrative expenses were $(0.6 million) in 2010, $1.6 million in 2009 and $(1.5 million) in 2008.
     (k) Earnings Per Common Share
     We compute basic earnings per common share by dividing net earnings available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted earnings per common share by dividing net earnings available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive effect of stock options and convertible instruments from the determination of diluted earnings per share if the effect of including them would be antidilutive.
     (l) Stock-Based Compensation
     We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our statements of operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our consolidated statements of operations using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.
     We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2010	2009	2008
Risk-free interest rates	0.80% – 2.65%	1.60% – 2.71%	2.37% – 3.08%
Dividend yields	—	—	—
Volatility factor of expected market price	.795 – 1.036	.950 – 1.081	.876 – .919
Weighted-average expected term of option	3.9 – 4.9 years	4 – 5 years	4 – 4.5 years
Forfeiture rate	—	—	—

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We estimate the fair value of awards of restricted shares and nonvested shares as being equal to the market value of the common stock on the date of the award. We classify our share-based payments as either liability-classified awards or as equity-classified awards. We remeasure liability-classified awards to fair value at each balance sheet date until the award is settled. We measure equity-classified awards at their grant date fair value and do not subsequently remeasure them. We have classified our share-based payments which are settled in our common stock as equity-classified awards and our share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards generally are equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards generally is equal to the fair value of the award as of the balance sheet date multiplied by the percentage vested at the time. We record the change in the liability amount from one balance sheet date to another to compensation expense.
     (m) Comprehensive Income
     Consolidated comprehensive income consists of consolidated net earnings and foreign currency translation adjustments. We present the calculation of consolidated comprehensive income in the accompanying Consolidated Statements of Shareholders’ Equity.
     (n) Segment Reporting
     We report our operating segment information in three segments: Recovery Audit Services — Americas; Recovery Audit Services — Europe / Asia Pacific; and New Services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to our three segments in Corporate Support. Our business segments reflect the internal reporting that our Chief Executive Officer, who is our chief operating decision maker, uses for the purpose of making decisions about allocating resources and assessing performance. Our management, including our Chief Executive Officer, uses what we internally refer to as “Adjusted EBITDA” as the primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.
     EBITDA and Adjusted EBITDA are not financial measures determined in accordance with GAAP. Such non-GAAP financial measures do not measure the profit or loss of the reportable segments in accordance with GAAP. Given that we use Adjusted EBITDA as our primary measure of segment performance, GAAP rules on segment reporting require that we include this non-GAAP measure in our discussion of our operating segments. We also must reconcile Adjusted EBITDA to our operating results presented on a GAAP basis. We provide this reconciliation in Note 4 to these consolidated financial statements along with other information about our reportable segments. We do not intend the reconciling items to be, nor should they be, interpreted as non-recurring or extraordinary, or in any manner be deemed as adjustments made in accordance with GAAP. Because Adjusted EBITDA is not a financial measure determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.
     We revised our reportable operating segments during the fourth quarter of 2009 to reflect the current management and operational structure. See Note 4 below.
     (o) New Accounting Standards
     A summary of new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is as follows:
     FASB ASC 860. In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets, an amendment of SFAS No. 140” ( currently included in the FASB ASC as FASB ASC 860), which eliminates the exceptions for qualifying special-purpose entities from the consolidation guidance in FASB ASC 860, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009 and for transfers occurring on or after the effective date. The adoption of FASB ASC 860 effective January 1, 2010 did not have a material impact on our consolidated results of operations, financial position or cash flows.
     FASB ASC 985-605. In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables” (“Issue 08-1”), which updates FASB ASC 985-605 “Software-Revenue Recognition” and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. We currently estimate that these new requirements will impact the way we account for certain new revenues we expect to generate primarily in our New Services segment, but do not expect the adoption of FASB ASC 985-605 effective January 1, 2011 to have a material impact on our consolidated results of operations, financial position or cash flows.
     FASB ASC Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”). ASU No. 2010-26 clarifies which costs relating to the acquisition of new or renewal insurance qualify for deferral (deferred acquisition costs), and which should be expensed as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We currently are evaluating the impact that the adoption of ASU No. 2010-26 will have on our consolidated results of operations, financial position or cash flows.
(2) RETIREMENT OBLIGATIONS
     The July 31, 2005 retirements of the Company’s former Chairman, President and CEO, John M. Cook, and the Company’s former Vice Chairman, John M. Toma, resulted in an obligation to pay retirement benefits of approximately $7.6 million (present value basis) to be paid in monthly cash installments principally over a three-year period, beginning February 1, 2006. On March 16, 2006, the parties amended the terms of the applicable severance agreements in conjunction with the Company’s financial restructuring. Pursuant to the terms of the severance agreements, as amended (1) the Company’s obligations to pay monthly cash installments to Mr. Cook and Mr. Toma were extended from 36 months to 58 months and from 24 months to 46 months, respectively; however, the total dollar amount of monthly cash payments to be made to each remained unchanged, and (2) we agreed to pay a fixed sum of $150,000 to defray the fees and expenses of the legal counsel and financial advisors to Messrs. Cook and Toma. We completed the final payments under these portions of the agreements in 2010.
     The severance agreements also provide for an annual reimbursement, beginning in February 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2010, we had accrued $0.8 million related to these health insurance obligations.
(3) MAJOR CLIENTS
     Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 12.1% of total revenues in 2010, 12.3% in 2009 and 11.2% in 2008. We recorded these revenues primarily in the Recovery Audit Services — Americas Segment.
(4) OPERATING SEGMENTS AND RELATED INFORMATION
     We conduct our operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services — Americas

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
segment includes recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment includes recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes business analytics and advisory services and recovery audit services we provide to organizations in the healthcare industry. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.
     We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition obligations classified as compensation, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the years ended December 31, 2010, 2009 and 2008 and segment asset information as of December 31, 2010 and 2009 (in thousands) is as follows:

	Recovery
	Audit	Recovery Audit
	Services —	Services —	New	Corporate
	Americas	Europe/Asia-Pacific	Services	Support	Total
2010
Revenues	$115,156	$57,590	$11,335	$—	$184,081

Net earnings (loss)	$25,190	$6,062	$(6,842)	$(21,157)	$3,253

Income taxes	—	—	—	1,882	1,882
Interest, net	(128)	416	38	979	1,305
Loss on debt extinguishment	—	—	—	1,381	1,381
Depreciation and amortization expense	5,869	1,631	1,408	—	8,908

EBITDA	30,931	8,109	(5,396)	(16,915)	16,729
Foreign currency gains on intercompany balances	33	391	(2)	—	422
Acquisition obligations classified as compensation	—	371	—	—	371
Stock-based compensation	—	—	—	3,980	3,980

Adjusted EBITDA	$30,964	$8,871	$(5,398)	$(12,935)	$21,502

Capital expenditures	$5,674	$329	$931	$—	$6,934

Allocated assets	$57,143	$17,698	$9,347	$—	$84,188

Unallocated assets:
Cash and cash equivalents	—	—	—	18,448	18,448
Restricted cash	—	—	—	64	64
Deferred loan costs	—	—	—	558	558
Deferred income taxes	—	—	—	439	439
Prepaid expenses and other assets	—	—	—	2,624	2,624

Total assets	$57,143	$17,698	$9,347	$22,133	$106,321

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recovery Audit	Recovery Audit
	Services —	Services —	New	Corporate
	Americas	Europe/Asia-Pacific	Services	Support	Total
2009
Revenues	$121,561	$52,489	$5,533	$—	$179,583

Net earnings (loss)	$36,013	$9,055	$(4,017)	$(25,724)	$15,327
Income taxes	—	—	—	3,028	3,028
Interest, net	(99)	184	—	2,940	3,025
Depreciation and amortization expense	4,798	911	431	—	6,140

EBITDA	40,712	10,150	(3,586)	(19,756)	27,520
Foreign currency gains on intercompany balances	(360)	(1,235)	—	—	(1,595)
Litigation settlement	—	—	—	650	650
Stock-based compensation	—	—	—	3,345	3,345
Gain on bargain purchase, net	—	(2,388)	—	—	(2,388)

Adjusted EBITDA	$40,352	$6,527	$(3,586)	$(15,761)	$27,532

Capital expenditures	$4,281	$266	$964	$—	$5,511

Allocated assets	$47,263	$21,421	$2,814	$—	$71,498

Unallocated assets:
Cash and cash equivalents	—	—	—	33,026	33,026
Restricted cash	—	—	—	256	256
Deferred loan costs	—	—	—	1,431	1,431
Deferred income taxes	—	—	—	282	282
Prepaid expenses and other assets	—	—	—	4,020	4,020

Total assets	$47,263	$21,421	$2,814	$39,015	$110,513

2008
Revenues	$138,168	$53,600	$3,938	$—	$195,706

Net earnings (loss)	$45,305	$3,900	$(6,222)	$(23,953)	$19,030
Income taxes	—	—	—	3,502	3,502
Interest, net	(178)	(45)	—	3,468	3,245
Depreciation and amortization expense	4,657	308	229	—	5,194

EBITDA	49,784	4,163	(5,993)	(16,983)	30,971
Foreign currency (gains) losses on intercompany balances	(181)	3,464	—	—	3,283
Stock-based compensation	—	—	—	2,207	2,207

Adjusted EBITDA	$49,603	$7,627	$(5,993)	$(14,776)	$36,461

Capital expenditures	$2,441	$302	$555	$—	$3,298

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenues by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$92,574	$97,141	$111,954
United Kingdom	31,422	25,169	26,649
Canada	22,141	20,560	21,099
France	12,231	12,055	11,438
Brazil	5,128	4,320	3,339
Mexico	3,950	3,740	4,697
Belgium	2,705	2,186	885
Spain	2,065	2,547	3,319
Australia	1,690	1,424	1,113
Sweden	1,460	2,158	2,459
Ireland	1,024	225	—
Germany	744	1,224	2,373
Other	6,947	6,834	6,381

	$184,081	$179,583	$195,706

The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2010	2009
United States	$34,273	$31,678
United Kingdom	10,295	7,701
All Other	1,034	1,063

	$45,602	$40,442

(5) EARNINGS PER COMMON SHARE
     The following tables set forth the computations of basic and diluted earnings per common share (in thousands, except per share data).

	Years Ended December 31,
	2010	2009	2008
Basic earnings per common share:
Numerator:
Net earnings	$3,253	$15,327	$19,030

Denominator:
Weighted-average common shares outstanding	23,906	22,915	21,829

Basic earnings per common share	$0.14	$0.67	$0.87

Diluted earnings per common share:
Numerator:
Net earnings	$3,253	$15,327	$19,030

Denominator:
Weighted-average common shares outstanding	23,906	22,915	21,829
Incremental shares from stock-based compensation plans	238	645	1,179

Denominator for diluted earnings per common share	24,144	23,560	23,008

Diluted earnings per common share	$0.13	$0.65	$0.83

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     We excluded options to purchase 1.7 million shares in 2010, 1.2 million shares in 2009 and 1.0 million shares in 2008 of common stock from the computation of diluted earnings per common share due to their antidilutive effect as the exercise prices of the options were greater than the average market price of the common shares during the periods. The number of common shares we used in the earnings per common share computations include nonvested restricted shares of 1.2 million in 2010, 1.0 million in 2009 and 0.4 million in 2008, and nonvested restricted share units that we consider to be participating securities of 0.3 million in 2010, 0.2 million in 2009 and 0.1 million in 2008.
(6) GOODWILL AND INTANGIBLE ASSETS
     (a) Goodwill
     We evaluate the recoverability of goodwill in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. These analyses did not result in an impairment charge during the periods presented. Goodwill in our Recovery Audit Services — Americas segment was $4.6 million at December 31, 2010 and 2009. This amount represents gross goodwill of $203.1 million less total accumulated impairment losses of $198.5 million recorded prior to 2009. In conjunction with our 2010 acquisition of TJG Holdings, LLC, we recorded goodwill of $0.6 million in our New Services segment (see Note 14 — Business Acquisitions below). We did not record any changes in our reported goodwill balances in 2009.
     (b) Intangible Assets
     Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Substantially all of our intangible assets as of January 1, 2009 relate to our January 24, 2002 acquisition of the businesses of Howard Schultz & Associates International, Inc. and affiliates. Changes in intangible assets in 2010 and 2009 relate primarily to the acquisitions of First Audit Partners LLP (“FAP”), Etesius Limited (“Etesius”) and TJG Holdings LLC (“TJG”) which we describe in more detail in Note 14 — Business Acquisitions below. Intangible assets associated with the FAP and Etesius acquisitions are denominated in British pounds sterling and are subject to movements in foreign currency rates (“FX adjustments”). We present the amounts below in United States dollars utilizing foreign currency exchange rates as of December 31, 2010.
     As of January 21, 2010, the Company changed its trade name from PRG-Schultz International, Inc. to PRGX Global, Inc. and will use the previous trade name only in limited circumstances. We intend to maintain the legal rights to the former name but, for accounting purposes, have reclassified the intangible asset associated with this trade name from an indefinite lived intangible asset to one with a definite life and began amortizing the trade name in January 2010.
     Amortization expense relating to intangible assets was $4.0 million in 2010, $2.6 million in 2009 and $2.2 million in 2008. Based on our current amortization methods, we project amortization expense for the next five years will be $4.4 million in 2011, $4.2 million in 2010, $4.0 million in 2013, $2.9 million in 2014 and $2.1 million in 2015.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Changes in intangible assets during 2010 and 2009 were as follows (in thousands):

	Customer		Non-compete
	Relationships	Trademarks	agreements	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2009	$27,700	$—	$—	$2,200	$29,900
Acquisition of FAP	6,525	527	778	—	7,830
FX adjustments	(44)	(4)	(5)	—	(53)

Balance, December 31, 2009	34,181	523	773	2,200	37,677
Acquisition of Etesius	1,565	—	—	—	1,565
Acquisition of TJG	829	—	808	665	2,302
FX adjustments and other	(70)	(18)	(28)	—	(116)

Balance, December 31, 2010	$36,505	$505	$1,553	$2,865	$41,428

Accumulated amortization:
Balance, January 1, 2009	$(10,932)	$—	$—	$—	$(10,932)
Amortization expense	(2,517)	(40)	(78)	—	(2,635)
FX adjustments and other	(5)	—	(1)	—	(6)

Balance, December 31, 2009	(13,454)	(40)	(79)	—	(13,573)
Amortization expense	(3,158)	(83)	(197)	(567)	(4,005)
FX adjustments and other	3	—	2	—	5

Balance, December 31, 2010	$(16,609)	$(123)	$(274)	$(567)	$(17,573)

Net carrying amount:
Balance, December 31, 2009	$20,727	$483	$694	$2,200	$24,104

Balance, December 31, 2010	$19,896	$382	$1,279	$2,298	$23,855

Estimated useful life (years)	6-20 years	6 years	3-4.5 years	4-5 years
(7) DEBT AND CAPITAL LEASES
     Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2010	2009

SunTrust term loan due quarterly through January 2014	$12,000	$—
Ableco term loan repaid in January 2010	—	14,070
Capital lease obligations	—	260

	12,000	14,330
Less current portion	3,000	3,260

	$9,000	$11,070

     On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of December 31, 2010, we had no outstanding borrowings under the SunTrust revolver.
     The SunTrust term loan requires quarterly principal payments of $0.8 million each which commenced in March 2010, and a final principal payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on excess cash flow (“ECF”) if our leverage ratio as defined in the agreement exceeds a certain threshold. The first ECF payment will be due in April 2011 if required by the calculation.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.76% at December 31, 2010. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The weighted-average interest rate on term loan balances outstanding under the SunTrust credit facility during 2010, including fees, was 3.3%.
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
     We used substantially all the funds from the SunTrust term loan to repay in full the principal of $14.1 million outstanding under a term loan with Ableco LLC (“Ableco”) (see “Ableco Credit Facility” below). In conjunction with terminating the Ableco credit facility, we recorded a loss on extinguishment of debt totaling $1.4 million consisting of unamortized deferred loan costs.
     In September 2010 we entered into an amendment of the SunTrust credit facility that lowered the required minimum adjusted EBITDA and fixed charge coverage ratio through December 31, 2010. In October 2010 we entered into an interest rate swap agreement with SunTrust that limits our exposure to increases in the one-month LIBOR rate.
     Ableco Credit Facility
     In September 2007, we entered into an Ableco credit facility that included a $20 million revolving credit facility and a $45 million term loan. During 2008, we made principal payments under the Ableco term loan of $25.9 million. This amount included $10.9 million of mandatory payments, including contingent payments (see below), as well as a voluntary prepayment of $15.0 million that we made pursuant to an amendment of this credit facility that provided for the $15.0 million pre-payment without penalty. The amendment also increased the initial borrowing capacity under the revolver portion of the facility by $10 million and reduced certain components of the borrowing availability calculation over the term of the loan. The borrowing availability calculation was based on eligible accounts receivable and other factors.
     During 2009, we paid the required quarterly payments and reduced the balance on the term loan by $5.0 million. In March 2009, we entered into the second amendment of this credit facility that reduced certain of the debt covenant thresholds through March 10, 2010 and revised the borrowing availability calculation for the remaining term of the credit facility.
     The Ableco term loan required quarterly principal payments of $1.25 million commencing in April 2008. The loan agreement also required an ECF payment based on an excess cash flow calculation as defined in the agreement. The balance remaining after the quarterly and ECF payments was due in September 2011. We made the first ECF payment in April 2008. We were not required to make an ECF payment in 2009 and we replaced the credit facility in January 2010 before any additional ECF payments were required. Interest was payable monthly and accrued at our option at either prime plus 2.0% or at LIBOR plus 4.75%, but under either option could not have been less than 9.75%. Interest on outstanding balances under the revolving credit facility, if any, accrued at our option at either prime plus 0.25% or at LIBOR plus 2.25%. We also paid a commitment fee of 0.5% per annum, payable monthly, on the unused portion of the $22.5 million revolving credit facility. The weighted-average interest rates on term loan balances outstanding under the Ableco credit facility, including fees, were

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.3% in 2010, 11.3% in 2009 and 10.9% in 2008. The Ableco credit facility was guaranteed by each of the Company’s direct and indirect domestic wholly owned subsidiaries and certain of its foreign subsidiaries and was secured by substantially all of the Company’s assets (including the stock of the Company’s domestic subsidiaries and two-thirds of the stock of certain of the Company’s foreign subsidiaries).
     Future Minimum Payments
     Future minimum principal payments of long-term debt as of December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$3,000
2012	3,000
2013	3,000
2014	3,000
2015	—
Thereafter	—

$12,000

(8) LEASE COMMITMENTS
     PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $6.2 million in 2010, $6.2 million in 2009 and $7.2 million in 2008.
     We have subleased approximately 58,000 square feet of our principal executive office space to independent third parties. The sublease rental income we earn is less than the lease payments we make. At December 31, 2010, our liabilities relating to these lease obligations were $3.2 million, of which we have included $0.9 million in accounts payable and accrued expenses and $2.3 million in other long-term liabilities in our consolidated balance sheet. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive. We include accretion of this liability related to discounting in rent expense.
     We have entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). We charge the total amount of rental payments due over the lease term to rent expense on the straight-line, undiscounted method over the lease terms.
Future minimum lease payments under noncancelable operating leases (both gross and net of any sublease income) are as follows (in thousands):

		Sub-lease
Year Ending December 31,	Gross	Income	Net

2011	$7,384	$(877)	$6,507
2012	7,046	(829)	6,217
2013	6,560	(751)	5,809
2014	6,006	(751)	5,255
2015	420	—	420
Thereafter	98	—	98

Total payments	$27,514	$(3,208)	$24,306

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(9) INCOME TAXES
     Earnings before income taxes relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$(3,189)	$4,369	$18,300
Foreign	8,324	13,986	4,232

	$5,135	$18,355	$22,532

     The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$40	$(130)
State	30	85	—
Foreign	3,206	3,419	3,055

	3,236	3,544	2,925

Deferred:
Federal	(514)	—	130
State	—	—	—
Foreign	(840)	(516)	447

	(1,354)	(516)	577

Total	$1,882	$3,028	$3,502

     The significant differences between the U.S. federal statutory tax rate and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	$1,746	$6,424	$7,886
State income taxes, net of federal benefit	577	90	362
Change in deferred tax asset valuation allowance	(3,254)	(6,093)	(13,058)
First Audit Partners acquisition — basis difference	—	668	—
Foreign loss carry-forward adjustment	—	—	5,115
Foreign taxes	2,407	586	1,930
Compensation deduction limitation	448	1,104	—
Other, net	(42)	249	1,267

	$1,882	$3,028	$3,502

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Deferred income tax assets:
Accounts payable and accrued expenses	$2,100	$2,165
Accrued payroll and related expenses	1,748	3,052
Stock-based compensation expense	8,314	8,060
Depreciation	4,074	3,482
Noncompete agreements	84	122
Unbilled receivables and refund liabilities	1,064	1,426
Foreign operating loss carry-forwards of foreign subsidiary	1,875	2,071
Federal operating loss carry-forwards	20,877	16,597
Intangible assets	17,686	23,832
State operating loss carry-forwards	2,321	2,624
Other	4,032	4,003

Gross deferred tax assets	64,175	67,434
Less valuation allowance	54,801	58,304

Gross deferred tax assets net of valuation allowance	9,374	9,130

Deferred income tax liabilities:
Intangible assets	7,177	7,340
Capitalized software	1,106	1,206
Other	652	302

Gross deferred tax liabilities	8,935	8,848

Net deferred tax assets	$439	$282

     We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies.
     Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of December 31, 2010, management has determined that based on all available evidence, a valuation allowance of $54.8 million is appropriate, representing a decrease of $3.5 million from the valuation allowance of $58.3 million recorded as of December 31, 2009.
     As of December 31, 2010, we had approximately $59.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The federal loss carry-forwards expire through 2030. As of December 31, 2010, we had approximately $80.0 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2015 and 2030 and are subject to certain limitations.
     Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. In 2010, we identified $6.8 million of foreign earnings that we anticipated we would repatriate, and we provided additional deferred taxes of $0.3 million in the current year relating to this potential repatriation.
     On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $59.6 million of U.S. federal loss carry-forwards available to the Company, $20.6 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During 2008, the Company acceded to a position taken by the taxing authorities in the United Kingdom (“UK”) regarding the denial of certain goodwill deductions taken on UK tax returns for 2003 through 2005. As a result, we reduced foreign net operating loss carry-forwards by approximately $17.0 million based on December 31, 2008 foreign exchange rates and we wrote off deferred tax assets of $5.1 million. We offset this reduction in our deferred tax assets by a corresponding reduction in the previously established valuation allowance against these assets.
     We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording potential interest and penalties associated with uncertain tax positions is to record such items as a component of earnings before income taxes.
     We recorded unrecognized tax benefits of $2.1 million as of December 31, 2010, an increase of $0.3 million over the $1.8 million recorded at December 31, 2009. We recorded accrued interest and penalties of $1.8 million as of December 31, 2010, an increase of $0.3 million over the $1.5 million recorded at December 31, 2009. We recognized interest expense of $0.3 million in 2010 and $0.3 million in 2009 related to the liability for unrecognized tax benefits. Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
     We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2010, the 2007 through 2010 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2007 may also subject returns for those years to examination.
(10) EMPLOYEE BENEFIT PLANS
     We maintain a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. We contributed approximately $1.0 million in 2010, $1.0 million in 2009 and $1.0 million in 2008.
(11) SHAREHOLDER RIGHTS PLAN
     On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan, as amended, provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 12, 2011, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of our common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect our finances, interfere with our operations or business plans, or affect our earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new series of stock, which is designated as participating preferred stock. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders.
(12) COMMITMENTS AND CONTINGENCIES
     Legal Proceedings
     On April 1, 2003, Fleming Companies (“Fleming”), one of the Company’s larger U.S. recovery audit services clients at the time, filed for Chapter 11 bankruptcy reorganization. During the quarter ended March 31, 2003, the Company received approximately $5.6 million in payments on account from Fleming. On January 24, 2005, the Company received a demand from the Fleming Post Confirmation Trust (“PCT”), a trust which was created pursuant to Fleming’s Chapter 11 reorganization plan to represent the client, for preference payments received by the Company. The demand stated that the PCT’s calculation of the preference payments was approximately $2.9 million. The Company disputed the claim. Later in 2005, the PCT filed suit against the Company seeking to recover approximately $5.6 million in payments that were made to the Company by Fleming during the 90 days preceding Fleming’s bankruptcy filing, and that were alleged to be avoidable either as preferences or fraudulent transfers under the Bankruptcy Code.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) STOCK-BASED COMPENSATION
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan (“SIP”), (2) the 2006 Management Incentive Plan (“2006 MIP”), and (3) the 2008 Equity Incentive Plan (“2008 EIP”). The Company generally issues authorized but previously unissued shares to satisfy stock option exercises, grants of restricted stock awards and vesting of restricted stock units.
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
     An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2010 and approved at the Company’s annual meeting of shareholders held on June 15, 2010. This amendment, among other things, increases the number of shares reserved for issuance under the 2008 EIP by 3,400,000 shares to a total of 5,400,000 shares and provides that restricted stock awards and other full value awards will count as 1.41 shares against the available pool of shares under the plan. As of December 31, 2010, there were 2,127,037 shares available for future grants under the 2008 EIP.
     The following table summarizes stock option grants during the years ended December 31, 2010, 2009 and 2008:

	# of			Weighted
	Options	Vesting		Average	Grant Date
	Granted	Period		Exercise Price	Fair Value
2010

	51,276	1 year	(1)	$4.20	$129,604
	8,546	3 years	(2)	5.39	34,146
	649,010	3 years	(3)	4.14	1,739,687

2009

	296,296	4 years	(4)	$3.57	$763,529
	42,730	1 year	(5)	2.82	88,011
	505,755	3 years	(3)	2.92	1,088,334

2008

	60,135	1 year	(6)	$9.87	$393,722
	211,460	3 years	(3)	9.51	1,338,330

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before September 7, 2017.

(2)	Non-qualified stock options were granted under the 2008 EIP to a new non-employee director. The options vest in full upon the earlier of (i) June 23, 2013, and (ii) the date of, and immediately prior to, the Company’s 2013 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested options are forfeited when a director leaves the Board. The options expire on September 7, 2017, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before September 7, 2017.

(3)	Non-qualified stock options were granted to certain executive and non-executive employees of the Company pursuant to the 2008 EIP. The options vest in three equal annual installments beginning on the first anniversary of the grant date.

(4)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company. Mr. Bahl’s options were granted in two tranches, the first of which consists of 111,111 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 185,185 shares and vests 50% on each of the second and fourth anniversaries of the grant date.

(5)	Non-qualified stock options were granted under the 2008 EIP to the Company’s non-employee directors. The options vested in full on May 26, 2010. The options expire on May 25, 2016, except that vested options held by a director who leaves the Board before a change of control will terminate three years after termination of Board service, if such date occurs before May 25, 2016.

(6)	Non-qualified stock options were granted under the 2008 EIP to the Company’s non-employee directors. The options became fully vested on May 27, 2009, the date of the Company’s 2009 annual meeting of the shareholders.
     The following table summarizes nonvested stock awards (restricted stock and restricted stock units) grants during the years ended December 31, 2010, 2009 and 2008:

	# of
	Shares	Vesting		Grant Date
	Granted	Period		Fair Value
2010

	51,276	1 year	(1)	$215,274
	8,546	3 years	(2)	46,063
	600,010	3 years	(3)	2,410,965

2009

	344,445	4 years	(4)	$1,229,669
	42,730	1 year	(5)	120,499
	20,000	3 years	(6)	57,400
	522,832	3 years	(3)	1,546,636
	25,000	3 years	(7)	168,500

2008

	25,325	1 year	(8)	$249,958
	171,323	3 years	(3)	1,629,282
	317,192	3 years	(9)	3,016,496

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Nonvested stock awards (restricted stock) were granted to the Company’s non-employee directors pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) June 23, 2011, and (ii) the date of, and immediately prior to, the Company’s 2011 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested shares of restricted stock will be forfeited when a director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantees of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.

(2)	Nonvested stock awards (restricted stock) were granted to a new non-employee director pursuant to the 2008 EIP. The shares of restricted stock will vest upon the earlier of (i) June 23, 2013, and (ii) the date of, and immediately prior to, the Company’s 2013 annual meeting of shareholders, provided the director has been continuously serving as a member of the Board from the date of grant until the earlier of such dates. Unvested shares of restricted stock will be forfeited when the director leaves the Board. The shares are generally nontransferable until vesting. During the vesting period, the grantee of the restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares.

(3)	Nonvested stock awards (restricted stock and restricted stock units) were granted to certain executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock and the restricted stock units vest in three equal annual installments beginning on the first anniversary of the grant date. During the vesting period, the restricted stock grantees will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

(4)	During the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock. Mr. Bahl’s nonvested stock awards were granted in two tranches, the first of which consists of 233,334 shares that vest in four equal annual installments beginning in January 2010. The second tranche consists of 111,111 shares and vests 50% on each of the second and fourth anniversaries of the grant date. During the vesting period, Mr. Bahl will be entitled to receive dividends with respect to the nonvested shares, if any, and to vote the shares.

(5)	Nonvested stock awards (restricted stock) were granted to the Company’s non-employee directors pursuant to the 2008 EIP. The shares of restricted stock vested in full on May 26, 2010.

(6)	Nonvested stock awards (restricted stock) were granted to an employee of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock vest 50% on each of the first and third anniversaries of the grant date. During the vesting period, the restricted stock grantee will be entitled to receive dividends, if any, with respect to the nonvested shares and to vote the shares.

(7)	Nonvested stock awards (restricted stock units) granted to 3 employees of the Company pursuant to the Company’s 2008 EIP. The shares of restricted stock units vest on the third anniversary of the grant date. During the vesting period, grantees of restricted stock units will be entitled to receive dividends, if any, with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

(8)	Nonvested stock awards (restricted stock) were granted to the Company’s non-employee directors pursuant to the 2008 EIP. The shares of restricted stock vested on May 27, 2009.

(9)	Nonvested stock awards (restricted stock and restricted stock units) were granted to 68 executive and non-executive employees of the Company pursuant to the Company’s 2008 EIP. These shares of restricted stock and restricted stock units will vest on December 31, 2011 provided that Company performance goals outlined in the stock award agreements are met for the three-year period ending December 31, 2011. During the vesting period, the award recipients of restricted stock will be entitled to receive dividends with respect to the nonvested shares and to vote the shares. During the vesting period, award recipients of restricted stock units will be entitled to receive dividends with respect to the nonvested shares, but will not be entitled to vote the shares underlying the units.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     A summary of option activity as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
Options	Shares	(Per Share)	Term	($000’s)
Outstanding at January 1, 2010	1,740,569	$8.98
Granted	709,874	4.16
Exercised	(38,633)	2.82		$98
Forfeited	(43,440)	6.72
Expired	(99,591)	33.47

Outstanding at December 31, 2010	2,268,779	$6.54	5.01 years	$3,956

Exercisable at December 31, 2010	975,294	$9.97	3.80 years	$745

     The weighted-average grant date fair value of options granted was $2.69 per share in 2010, $2.31 per share in 2009 and $6.38 per share in 2008.
     A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2010, and changes during the year then ended is presented below:

		Weighted
		Average Grant
		Date Fair Value
Nonvested Stock	Shares	(Per Share)
Nonvested at January 1, 2010	1,230,718	$4.86
Granted	659,832	4.05
Vested	(335,173)	3.86
Forfeited	(66,346)	7.41

Nonvested at December 31, 2010	1,489,031	$4.61

     The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $4.05 per share in 2010, $3.27 per share in 2009 and $9.56 per share in 2008. The total vest date fair value of stock awards vested during the year was $1.5 million in 2010 and $0.5 million in 2009. No stock awards vested in 2008.
2006 MIP Performance Units
     At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which vary), participants are issued that number of shares of Company common stock equal to 60% of the number of Performance Units being settled, and are paid in cash an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. The awards were 50% vested at the award date and the remainder of the awards vests ratably over approximately the following eighteen months with the awards fully vesting on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. As a result, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A convertible preferred stock. During 2006, the Company granted an additional 122,073 Performance Units with aggregate grant date fair values of $1.6 million as a result of this automatic adjustment provision.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     On March 28, 2007, the Company granted 20,000 Performance Units to an additional executive officer under the 2006 MIP. The award had a grant date fair value of $0.3 million and was scheduled to vest ratably over four years. During 2007, the Company granted an additional 1,436,484 Performance Units to the eight executive officers with aggregate grant date fair values of $24.0 million as a result of the automatic adjustment provision related to the conversions of convertible securities into common stock.
     All Performance Units must be settled before April 30, 2016. We recognized compensation expense (credit) of $0.1 million in 2010, $(0.2 million) in 2009 and $(0.4 million) in 2008 related to these 2006 MIP Performance Unit awards. The 2009 and 2008 compensation credits resulted from the remeasurement of the liability-classified portion of the awards to fair value based on the market price of our common stock. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited.
     During 2010, three current and former executive officers settled an aggregate of 224,158 Performance Units under the 2006 MIP. These settlements resulted in the issuance of 134,490 shares of common stock and cash payments totaling $0.6 million. As of December 31, 2010, a total of 44,831 Performance Units were outstanding and fully vested under the 2006 MIP.
     During 2009, eight current and former executive officers settled an aggregate of 1,474,129 Performance Units under the 2006 MIP. These settlements resulted in the issuance of 884,473 shares of common stock and cash payments totaling $1.9 million.
     During 2008, six executive officers settled an aggregate of 493,137 Performance Units under the 2006 MIP. These settlements resulted in the issuance of 295,879 shares of common stock and cash payments totaling $2.0 million.
     Stock-based compensation charges aggregated $4.0 million in 2010, $3.3 million in 2009 and $2.2 million in 2008. We include these charges in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2010, there was $6.3 million of unrecognized stock-based compensation expense related to stock options, nonvested stock and Performance Unit awards which we expect to be recognized over a weighted average period of 2.02 years.
(14) BUSINESS ACQUISTIONS
     We completed two acquisitions in 2010 and one acquisition in 2009 that we describe below. We did not complete any acquisitions in 2008. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities in our New Services segment.
     We allocate the total purchase price in a business acquisition to the fair value of assets acquired and liabilities assumed based on the fair values at the acquisition date, and record amounts exceeding the fair values as goodwill. If the fair value of the assets acquired exceeds the purchase price, we record this excess as a gain on bargain purchase. We determine the estimated fair values of intangible assets acquired using our estimates of future discounted cash flows to be generated by the acquired business over the estimated duration of those cash flows. We base the estimated cash flows on our projections of future revenues, cost of revenues, capital expenditures, working capital needs and tax rates. We estimate the duration of the cash flows based on the projected useful life of the assets and business acquired. We determine the discount rate based on specific business risk, cost of capital and other factors.
     Etesius Limited
     In February 2010, the Company’s UK subsidiary acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. We have included the results of operations of Etesius in our New Services segment results of operations since the acquisition date. We intend for Etesius to expand our capabilities in our business analytics and advisory services businesses.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.
     The SPA requires deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provides for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we will not be obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we will recognize these payments as compensation expense if earned.
     The estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$18
Software	3,100
Intangible assets, primarily customer relationships	1,565
Deferred tax liabilities	(1,168)
Working capital	(382)

Fair value of net assets acquired	$3,133

Fair value of purchase price	$3,133

     TJG Holdings LLC
     In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois. We have included the results of operations of TJG in our New Services segment results of operations since the acquisition date. We intend for the TJG acquisition to allow us to expand our business analytics and advisory services businesses. We recorded goodwill in connection with this acquisition, representing the value of the assembled workforce, including a management team with deep industry knowledge. We expect this goodwill to be deductible for tax purposes.
     The financial terms of the TJG Asset Purchase Agreement (“APA”) required an initial payment to the TJG owners of $2.3 million. Additional variable consideration (“earn-out”) may also be due based on the operating results generated by the acquired business over the next two years. We recorded an additional $1.4 million payable based on management’s estimate of the fair value of the earn-out liability. We calculated the earn-out liability based on estimated future discounted cash flows to be generated by the acquired business over a two year period. We determined the discount rate based on specific business risk, cost of capital and other factors. The total estimated purchase price was valued at approximately $3.7 million.
     The estimated fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$67
Intangible assets, primarily customer relationships	2,302
Working capital	762
Goodwill	596

Fair value of net assets acquired	$3,727

Fair value of purchase price	$3,727

     First Audit Partners LLP
     On July 16, 2009, the Company’s UK subsidiary acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Kingdom. We have integrated the business and assets of FAP into our Recovery Audit Services — Europe/Asia-Pacific operating segment and have included the results of operations of FAP in this segment results of operations since the acquisition date. This acquisition enabled us to expand the growing list of major European retailers to whom we provide our services.
     The financial terms of the FAP APA are denominated in British pounds sterling; parenthetical references to U.S. dollar equivalents below are based on the foreign exchange rates as of the acquisition date. The APA required an initial payment to the FAP owners of £1.0 million ($1.6 million) and required additional deferred payments of £0.5 million ($0.8 million) in January 2010 and £0.8 million ($1.3 million) in July 2010. Additional variable consideration (“earn-out”) also may be due based on the operating results generated by the acquired business over the next four years. We recorded an additional £1.3 million ($2.1 million) payable based on management’s estimate of the fair value of the earn-out liability. We based this calculation on our estimate of the amount and timing of the variable consideration to be earned over the four-year period using a discount rate that we determined based on specific business risk, cost of capital and other factors. We recorded a total estimated purchase price of approximately $5.8 million. The excess of fair values of assets acquired over the purchase price resulted in a gain on bargain purchase of $2.8 million. From the acquisition date to December 31, 2010, we paid £0.3 million ($0.4 million) of the earn-out and recorded accretion and other adjustments of the liability of $0.4 million, resulting in an earn-out payable of $2.0 million as of December 31, 2010.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) QUARTERLY RESULTS
     The following tables set forth certain unaudited condensed quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2010 and 2009. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2010 Quarter Ended				2009 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenues	$41,329	$45,507	$46,900	$50,345	$39,252	$45,471	$45,321	$49,539
Cost of revenues (1)	30,175	31,036	31,952	34,016	26,413	28,328	28,974	33,003

Gross margin	11,154	14,471	14,948	16,329	12,839	17,143	16,347	16,536
Selling, general and administrative expenses (1)	12,388	13,537	10,895	12,261	9,723	10,773	11,001	12,376

Operating income (loss)	(1,234)	934	4,053	4,068	3,116	6,370	5,346	4,160

Gain on bargain purchase, net	—	—	—	—	—	—	2,388	—
Interest expense, net	384	271	315	335	699	727	728	871
Loss on debt extinguishment	1,381	—	—	—	—	—	—	—

Earnings (loss) before income taxes	(2,999)	663	3,738	3,733	2,417	5,643	7,006	3,289

Income tax expense (benefit)	436	628	1,177	(359)	544	618	605	1,261

Net earnings (loss)	$(3,435)	$35	$2,561	$4,092	$1,873	$5,025	$6,401	$2,028

Basic earnings (loss) per common share	$(0.15)	$0.00	$0.11	$0.17	$0.08	$0.22	$0.27	$0.09

Diluted earnings (loss) per common share	$(0.15)	$0.00	$0.11	$0.17	$0.08	$0.21	$0.27	$0.08

(1)	We have reclassified certain previously reported amounts for the first three quarters of 2010 to conform with classifications adopted in fourth quarter of 2010.

(2)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
     In the fourth quarter of 2010, management determined that it was not probable that the Company would make a matching contribution to the defined contribution retirement plan in 2011 for contributions made by employees in 2010. As a result, we reversed the amount recorded as of September 30, 2010 of $0.9 million in the fourth quarter of 2010.
     Also in the fourth quarter of 2010, management finalized the purchase accounting entries relating to the February 2010 acquisition of Etesius Limited. In this process, we recorded a $1.2 million reduction in the deferred tax asset valuation allowance that resulted from the deferred tax liabilities that we recorded relating to the acquisition. We recorded this amount as a reduction in our income tax expense in the fourth quarter of 2010. As we completed the acquisition in the first quarter of 2010, we should have recorded this reduction in income tax expense in the first quarter of 2010. Had we recorded the adjustment in the first quarter of 2010, our net loss would have been $2.2 million as compared to the reported net loss of $3.4 million. We do not believe that the delay in recording this non-cash item is material to the users of our financial statements as it had no impact on our revenues, operating income, Adjusted EBITDA or cash flows, which we believe are the key metrics used by analysts, lenders and other users of our financial statements in evaluating the Company’s performance. Therefore, we do not consider it necessary to restate the 2010 quarterly financial statements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2010.
Management’s Annual Report on Internal Control Over Financial Reporting
     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.
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
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

Atlanta, Georgia March 16, 2011	/s/ BDO USA, LLP
ITEM 9B. Other Information.
     None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
     We have undertaken to provide to any person without charge, upon request, a copy of our code of ethics applicable to our chief executive officer and senior financial officers. You may obtain a copy of this code of ethics free of charge from our website, www.prgx.com.
ITEM 11. Executive Compensation
     The information required by Item 11 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Executive Compensation”, “Information about the Board of Directors and Committees of the Board of Directors”, and “Report of the Compensation Committee” of the Proxy Statement.

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
     During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Two million shares of the Company’s common stock were reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers.
     An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2010 and approved at the Company’s annual meeting of shareholders held on June 15, 2010. The amendment, among other things, increased the number of shares reserved for issuance under the 2008 EIP by 3,400,000 shares to a total of 5,400,000 shares and provided that restricted stock awards and other full value awards would count as 1.41 shares against the available pool of shares under the plan.
     The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2010:

		Weighted-average exercise	Number of securities remaining
	Number of securities to be issued	price of outstanding	available for future issuance under
	upon exercise of outstanding	options, warrants and	equity compensation plans (excluding
Plan category	options, warrants and rights	rights	securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan	588,455	$12.69	—
2008 Equity Incentive Plan	2,586,947	4.57	2,127,037
Share awards (1)	26,898	—	77,794
Equity compensation plans not approved by security holders (2)	582,408	3.57	—

Total	3,784,708	$6.54	2,204,831

(1)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.

(2)	Inducement Option Grant — during the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company and nonvested stock awards (restricted stock) representing 344,445 shares of the Company’s common stock. Of those grants, 58,333 of restricted stock vested in 2010.
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

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules
     (a) Documents filed as part of the report
(1)	Consolidated Financial Statements:
For the following consolidated financial information included herein, see Index on Page 36.
(2)	Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	S-1
(3)	Exhibits

Exhibit
Number	Description
2.1	Share Purchase Agreement dated February 25, 2010 by and between PRGX U.K. Limited and Etesius Limited (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-K filed on March 29, 2010).
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).
3.1.1	Articles of Amendment of the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).
4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.
4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

Exhibit
Number	Description
4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).
4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).
4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).
4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).
+10.1	1996 Stock Option Plan, dated as of January 25, 1996, together with Forms of Non-qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s March 26, 1996 Registration Statement No. 333-1086 on Form S-1).
+10.2	Form of Indemnification Agreement between the Registrant and Directors and certain officers, including named executive officers, of the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 2003).
+10.3	Form of the Registrant’s Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).
10.4	Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.5	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).
10.5.1	First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).
+10. 6	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
+10.7	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).
10.8	Investor Rights Agreement, dated as of August 27, 2002, among PRG-Schultz International, Inc., Berkshire Fund V, LP, Berkshire Investors LLC and Blum Strategic Partners II, L.P. (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).
10.8.1	Amendment to Investor Rights Agreement dated March 28, 2006 (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).
+10.9	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).
+10.10	Amended and Restated Employment Agreement between Registrant and Mr. James B. McCurry, dated as of December 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2007).
+10.10.1	Release Agreement dated December 1, 2008 between the Registrant and Mr. McCurry (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 4, 2008).
+10.11	Separation and Release Agreement between Registrant and Mr. John M. Cook, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on August 8, 2005).
+10.11.1	First Amendment to Separation and Release Agreement with John M. Cook dated March 16, 2006 (incorporated by reference to Exhibit 99.1 to the registrant’s Form 8-K filed on March 22, 2006).

Exhibit
Number	Description
+10.12	Separation and Release Agreement between Registrant and Mr. John M. Toma, dated as of August 2, 2005 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on August 8, 2005).
+10.12.1	First Amendment to Separation and Release Agreement with John M. Toma dated March 16, 2006 (incorporated by reference to Exhibit 99.2 to the registrant’s Form 8-K filed on March 22, 2006).
+10.13	Employment Agreement between the Registrant and Peter Limeri entered into on November 28, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 4, 2008).
10.14	Amended and Restated Standstill Agreement, dated as of July 16, 2007, between Registrant and Blum Capital Partners, L.P. and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 16, 2007).
10.15	Restructuring Support Agreement dated December 23, 2005 (incorporated by reference to Exhibit 10.66 to the Registrant’s Form 10-K for the year ended December 31, 2005).
10.15.1	Amended and Restated Restructuring Support Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).
+10.16	Employment Agreement between the Registrant and Larry Robinson dated November 28, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 4, 2008).
+10.16.1	Separation Agreement between the Registrant and Larry Robinson dated August 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 9, 2010).
+10.17	Employment Agreement between the Registrant and Brad Roos dated November 28, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on December 4, 2008).
+10.18	Expatriate Assignment Agreement with Brad Roos (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 14, 2008).
+10.18.1	Separation Agreement between the Registrant and Brad Roos dated May 29, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 1, 2009).
10.19	Registration Rights Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).
10.20	Amended and Restated Financing Agreement dated September 17, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 21, 2007).
10.20.1	Amendment Number One to Amended and Restated Financing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2008).
10.20.2	Amendment Number Two to Amended and Restated Financing Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 3, 2009)
10.21	Security Agreement dated March 17, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2006).
+10.22	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).
+10.22.1	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).
+10.22.2	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2007).
+10.23	Employment Agreement with Norman Lee White dated June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 20, 2006).
+10.23.1	Separation Agreement dated November 30, 2008 between PRG-Schultz USA and Mr. White (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 4, 2008).
+10.24	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2007).
+10.25	2009 PRG-Schultz Performance Bonus Plan (incorporated by reference to Exhibit 10.25 to the Registrant’s Form 10-K filed on March 29, 2010).

Exhibit
Number	Description
+10.26	PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2008).
+10.26.1	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).
+10.26.2	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).
+10.27	Employment Agreement dated January 8, 2009, by and between Mr. Romil Bahl and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2009).
+10.27.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).
+10.27.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).
+10.28	Employment Agreement dated May 26, 2009 by and between the Registrant and Robert B. Lee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2009).
10.29	Revolving Credit and Term Loan Agreement dated as of January 19, 2010, by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as co-borrowers, the lenders from time to time party thereto, SunTrust Bank, as issuing bank, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 25, 2010).
10.29.1	Subsidiary Guaranty Agreement dated as of January 19, 2010 by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as borrowers, each of the subsidiaries of PRGX Global, Inc. listed on schedule I thereto, as guarantors, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 25, 2010).
10.29.2	Security Agreement dated January 19, 2010 among PRGX Global, Inc. (formerly PRG-Schultz International, Inc), PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 25, 2010).
10.29.3	Equity Pledge Agreement dated as of January 19, 2010, made by PRGX Global, Inc. (formerly PRG-Schultz International, Inc), PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), and the other direct and indirect subsidiaries of PRGX Global, Inc. signatory thereto, as grantors, in favor of SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on January 25, 2010).
+10.30	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.31	Employment Agreement between the Registrant and Jennifer G. Moore dated November 28, 2008 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.31.1	Separation Agreement between the Registrant and Jennifer G. Moore dated October 26, 2009 (incorporated by reference to Exhibit 10.32.1 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.32	Employment Agreement between the Registrant and James Shand dated March 12, 2009 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.33	Employment Agreement between the Registrant and Michael Noel dated September 30, 2009.
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2010.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2010.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2010.

+	Designates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
By:	/s/ ROMIL BAHL
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

Date: March 16, 2011
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROMIL BAHL Romil Bahl	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2011

/s/ ROBERT B. LEE Robert B. Lee	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2011

/s/ BRIAN D. LANE Brian D. Lane	Controller (Principal Accounting Officer)	March 16, 2011

/s/ PATRICK M. BYRNE Patrick M. Byrne	Director	March 16, 2011

/s/ DAVID A. COLE David A. Cole	Director	March 16, 2011

/s/ PATRICK G. DILLS Patrick G. Dills	Chairman of the Board	March 16, 2011

/s/ ARCHELLE GEORGIOU FELDSHON Archelle Georgiou Feldshon	Director	March 16, 2011

/s/ N. COLIN LIND N. Colin Lind	Director	March 16, 2011

/s/ PHILIP J. MAZZILLI, JR. Philip J. Mazzilli, Jr.	Director	March 16, 2011

/s/ STEVEN P. ROSENBERG Steven P. Rosenberg	Director	March 16, 2011

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(In thousands)

		Additions	Deductions
		Charge
	Balance at	(Credit) to	Credit to	Balance at
	Beginning	Costs and	the respective	End of
Description	of Year	Expenses	receivable (1)	Year
2010
Allowance for doubtful accounts receivable	$1,032	(360)	(81)	$591
Allowance for doubtful employee advances and miscellaneous receivables	$351	559	(241)	$669
Deferred tax valuation allowance	$58,304	(3,503)	—	$54,801
2009
Allowance for doubtful accounts receivable	$921	137	(26)	$1,032
Allowance for doubtful employee advances and miscellaneous receivables	$311	235	(195)	$351
Deferred tax valuation allowance	$64,307	(6,003)	—	$58,304
2008
Allowance for doubtful accounts receivable	$826	319	(224)	$921
Allowance for doubtful employee advances and miscellaneous receivables	$1,831	—	(1,520)	$311
Deferred tax valuation allowance	$79,805	(15,498)	—	$64,307

(1)	Write-offs, net of recoveries

S-1