Form 10-Q
period 2011-03-31
PRGX GLOBAL, INC.
filed 2011-05-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at May 2, 2011 were 24,054,881.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$50,718	$41,329
Cost of revenues	34,594	29,833

Gross margin	16,124	11,496

Selling, general and administrative expenses	12,430	9,999
Depreciation and amortization	2,302	2,110

Operating income (loss)	1,392	(613)

Foreign currency transaction (gains) losses on intercompany balances	(448)	621
Interest expense, net	347	384
Loss on debt extinguishment	—	1,381

Earnings (loss) before income taxes	1,493	(2,999)

Income tax expense	1,121	436

Net earnings (loss)	$372	$(3,435)

Basic earnings (loss) per common share (Note B)	$0.02	$(0.15)

Diluted earnings (loss) per common share (Note B)	$0.02	$(0.15)

Weighted-average common shares outstanding (Note B):
Basic	24,258	23,527

Diluted	24,533	23,527

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$22,667	$18,448
Restricted cash	124	64
Receivables:
Contract receivables, less allowances of $731 in 2011 and $591 in 2010:
Billed	32,079	31,144
Unbilled	4,038	4,749

	36,117	35,893
Employee advances and miscellaneous receivables, less allowances of $607 in 2011 and $669 in 2010	1,377	827

Total receivables	37,494	36,720

Prepaid expenses and other current assets	3,548	3,622

Total current assets	63,833	58,854

Property and equipment	44,381	43,068
Less accumulated depreciation and amortization	(28,435)	(27,373)

Property and equipment, net	15,946	15,695

Goodwill	5,196	5,196
Intangible assets, less accumulated amortization of $18,752 in 2011 and $17,573 in 2010	22,923	23,855
Noncurrent portion of unbilled receivables	1,195	1,462
Other assets	1,439	1,259

	$110,532	$106,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,422	$14,365
Accrued payroll and related expenses	17,075	13,871
Refund liabilities	7,205	7,179
Deferred revenues	1,547	1,381
Current portion of debt (Note G)	3,000	3,000
Business acquisition obligations	1,376	1,380

Total current liabilities	44,625	41,176

Long-term debt (Note G)	8,250	9,000
Noncurrent business acquisition obligations	2,644	2,435
Noncurrent refund liabilities	1,130	982
Other long-term liabilities	3,617	3,885

Total liabilities	60,266	57,478

Commitments and contingencies (Note I)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 23,986,052 shares issued and outstanding as of March 31, 2011 and 23,932,774 shares issued and outstanding as of December 31, 2010	240	239
Additional paid-in capital	567,100	566,328
Accumulated deficit	(521,036)	(521,408)
Accumulated other comprehensive income	3,962	3,684

Total shareholders’ equity	50,266	48,843

	$110,532	$106,321

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$372	$(3,435)
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,302	2,110
Amortization of deferred loan costs (Note G)	45	1,411
Stock-based compensation expense	901	818
Loss on sale of property and equipment	3	—
Deferred income taxes	(112)	(520)
Foreign currency transaction (gains) losses on intercompany balances	(448)	621
Changes in assets and liabilities:
Restricted cash	(60)	135
Billed receivables	(344)	2,225
Unbilled receivables	978	1,196
Prepaid expenses and other current assets	(402)	(7)
Other assets	(104)	20
Accounts payable and accrued expenses	(210)	(4,623)
Accrued payroll and related expenses	3,020	(3,341)
Refund liabilities	174	(226)
Deferred revenue	143	282
Noncurrent compensation obligations	(8)	(3)
Other long-term liabilities	(96)	(130)

Net cash provided by (used in) operating activities	6,154	(3,467)

Cash flows from investing activities:
Business acquisition	—	(3,059)
Purchases of property and equipment, net of disposal proceeds	(1,479)	(1,457)

Net cash used in investing activities	(1,479)	(4,516)

Cash flows from financing activities:
Repayment of former credit facility (Note G)	—	(14,070)
Repayments of long-term debt and capital lease obligations	(750)	(834)
Proceeds from term loan (Note G)	—	15,000
Restricted stock remitted by employees for taxes	(236)	(6)
Proceeds from option exercises	127	—
Payments for deferred loan costs	—	(540)
Payments of deferred acquisition consideration	—	(782)

Net cash used in financing activities	(859)	(1,232)

Effect of exchange rates on cash and cash equivalents	403	(304)

Net change in cash and cash equivalents	4,219	(9,519)

Cash and cash equivalents at beginning of period	18,448	33,026

Cash and cash equivalents at end of period	$22,667	$23,507

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$113	$313

Cash paid during the period for income taxes, net of refunds received	$816	$691

See accompanying Notes to Condensed Consolidated Financial Statements.

RGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note A — Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
     Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.
     Certain reclassifications have been made to the 2010 financial statements to conform to the presentations adopted in 2011. We now reflect depreciation and amortization as a separate line item in our condensed consolidated statements of operations. We also now reflect net foreign currency transaction gains and losses on intercompany balances (previously included in selling, general and administrative expenses) as a non-operating item excluded from operating income (loss).
     New Accounting Standards
     A summary of new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is as follows:
     FASB ASC 985-605. In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on Issue 08-1, “Revenue Arrangements with Multiple Deliverables” (“Issue 08-1”), which updates FASB ASC 985-605 “Software-Revenue Recognition” and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The adoption of FASB ASC 985-605 effective January 1, 2011 did not have a material impact on our consolidated results of operations, financial position or cash flows.
     FASB ASC Update No. 2010-26. In October 2010, the FASB issued Accounting Standards Update No. 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts (“ASU No. 2010-26”). ASU No. 2010-26 clarifies which costs relating to the acquisition of new or renewal insurance qualify for deferral (deferred acquisition costs), and which should be expensed as incurred. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe that the adoption of ASU No. 2010-26 will have a material impact on our consolidated results of operations, financial position or cash flows.

Note B — Earnings Per Common Share
     The following tables set forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended
	March 31,
	2011	2010
Basic earnings (loss) per common share:
Numerator:
Net earnings (loss)	$372	$(3,435)

Denominator:
Weighted-average common shares outstanding	24,258	23,527

Basic earnings (loss) per common share	$0.02	$(0.15)

	Three Months Ended
	March 31,
	2011	2010
Diluted earnings (loss) per common share:
Numerator:
Net earnings (loss)	$372	$(3,435)

Denominator:
Weighted-average common shares outstanding	24,258	23,527
Incremental shares from stock-based compensation plans	275	—

Denominator for diluted earnings (loss) per common share	24,533	23,527

Diluted earnings (loss) per common share	$0.02	$(0.15)

     For the three months ended March 31, 2011, options to purchase 1.3 million shares of common stock were excluded from the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the three months ended March 31, 2010, 268,988 Performance Units related to the Company’s 2006 Management Incentive Plan and options to purchase 1.7 million shares of common stock were excluded from the computation of diluted earnings per common share due to their antidilutive effect to loss per common share. We consider nonvested restricted shares and nonvested restricted share units to be participating securities, thus for the three months ended March 31, 2011 and 2010, 1.1 million and 0.9 million, respectively, nonvested restricted shares and 0.3 million nonvested restricted share units were included in our basic and diluted earnings per share calculations.
Note C — Stock-Based Compensation
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

     Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the three months ended March 31, 2011 and 2010:

				Weighted
	Grantee	# of Options	Vesting	Average	Grant Date
	Type	Granted	Period	Exercise Price	Fair Value
2011
	Director	4,273	5 months	$6.11	$14,497
	Director	8,546	3 years	6.11	33,723
	Employee group	140,000	2 years	6.09	521,108
	Employee	10,000	3 years	6.01	38,372

2010
	Employee	10,000	3 years	5.98	44,363
     Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock award grants (restricted stock and restricted stock units) during the three months ended March 31, 2011 and 2010:

	Grantee	# of Shares	Vesting	Grant Date
	Type	Granted	Period	Fair Value
2011
	Director	4,273	5 months	$52,216
	Director	8,546	3 years	26,108
	Employee group	60,000	2 years	365,400

2010
	Employee	10,000	3 years	59,800
2006 MIP Performance Units
     As of March 31, 2011, a total of 44,831 Performance Units were outstanding and fully vested under the 2006 MIP. All of the outstanding 2006 MIP Performance Units were settled by an executive officer on May 2, 2011. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment totaling $0.1 million.
     Selling, general and administrative expenses for the three months ended March 31, 2011 and 2010 include $0.9 million and $0.8 million, respectively, related to stock-based compensation charges. At March 31, 2011, there was $6.3 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which is expected to be recognized over a weighted-average period of 1.8 years.
Note D — Operating Segments and Related Information
     The Company is comprised of the following three reportable operating segments:
     Recovery Audit Services — Americas represents recovery audit services (other than healthcare claims recovery audit services) provided in the United States of America (“U.S.”), Canada and Latin America.
     Recovery Audit Services — Europe/Asia-Pacific represents recovery audit services (other than healthcare claims recovery audit services) provided in Europe, Asia and the Pacific region.
     New Services represents healthcare claims recovery audit services and our business analytics and advisory services.

     Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments.
     We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition obligations classified as compensation, intangible asset impairment charges, litigation settlements, severance charges (including severance charges relating to the transformation of our recovery audit service delivery model, or “transformation severance”) and foreign currency transaction gains and losses on intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the three months ended March 31, 2011 and 2010 (in thousands) is as follows:

	Recovery	Recovery Audit
	Audit	Services —
	Services —	Europe/Asia —	New	Corporate
	Americas	Pacific	Services	Support	Total
Three Months Ended March 31, 2011
Revenues	$29,113	$14,752	$6,853	$—	$50,718

Operating income (loss)	$5,747	$1,579	$(1,271)	$(4,663)	$1,392
Depreciation and amortization	1,347	420	535	—	2,302
Foreign currency transaction gains on intercompany balances	9	438	1	—	448

EBITDA	7,103	2,437	(735)	(4,663)	4,142
Foreign currency transaction gains on intercompany balances	(9)	(438)	(1)	—	(448)
Acquisition obligations classified as compensation	—	—	97	—	97
Transformation severance	667	160	—	—	827
Stock-based compensation	—	—	—	901	901

Adjusted EBITDA	$7,761	$2,159	$(639)	$(3,762)	$5,519

Three Months Ended March 31, 2010
Revenues	$24,974	$14,738	$1,617	$—	$41,329

Operating income (loss)	$3,830	$1,741	$(1,460)	$(4,724)	$(613)
Depreciation and amortization	1,480	405	225	—	2,110
Foreign currency transaction gains (losses) on intercompany balances	7	(628)	—	—	(621)

EBITDA	5,317	1,518	(1,235)	(4,724)	876
Foreign currency transaction (gains) losses on intercompany balances	(7)	628	—	—	621
Stock-based compensation	—	—	—	818	818

Adjusted EBITDA	$5,310	$2,146	$(1,235)	$(3,906)	$2,315

Note E — Comprehensive Income (Loss)
     Consolidated comprehensive income (loss) consists of consolidated net earnings (loss) and foreign currency translation adjustments and consisted of the following for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net earnings (loss)	$372	$(3,435)
Foreign currency translation adjustments	278	158

Comprehensive income (loss)	$650	$(3,277)

Note F — Cash Equivalents
     Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less from date of purchase. We place our temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit, or otherwise may not be covered by FDIC insurance.
     Our cash and cash equivalents included short-term investments of approximately $2.0 million as of March 31, 2011 and $1.7 million as of December 31, 2010 which were held at a bank in Brazil.
Note G — Long Term Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010

SunTrust term loan due quarterly through January 2014	$11,250	$12,000
Less current portion	3,000	3,000

	$8,250	$9,000

     On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of March 31, 2011, we had no outstanding borrowings under the SunTrust revolver.
     The SunTrust term loan requires quarterly principal payments of $0.8 million each which commenced in March 2010, and a final principal payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable in April of each year based on excess cash flow (“ECF”) if our leverage ratio, as defined in the agreement, exceeds a certain threshold. No ECF payment was required in April 2011.
     Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.76% at March 31, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $0.8 million during the three months ended March 31, 2011.
     We used substantially all the funds from the SunTrust term loan in January 2010 to repay in full the principal of $14.1 million outstanding under a term loan with Ableco LLC (“Ableco”). In conjunction with terminating the Ableco credit facility, we recorded a loss on extinguishment of debt totaling $1.4 million consisting of unamortized deferred loan costs.
Note H — Fair Value of Financial Instruments
     Cash and cash equivalents are stated at cost, which we believe approximates fair market value. We believe the carrying values for billed and unbilled receivables, accounts payable and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
     Long-term debt of $11.3 million as of March 31, 2011 and $12.0 million as of December 31, 2010 represents the outstanding balance of the SunTrust term loan and is reported at the unpaid principal balance as of those dates. We believe that the fair value of such instrument is approximately equal to its carrying value as of those dates.

     Reported liabilities include business acquisition obligations of $4.0 million as of March 31, 2011 and $3.8 million as of December 31, 2010 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of relevant future revenues and other factors used in the calculation of the ultimate payment to be made. We use the discount rate that was initially used to value the liability at the acquisition date which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
     We test our reported goodwill and other intangible assets for impairment at least annually. The annual impairment tests are based on fair value measurements using Level 3 inputs primarily consisting of estimated discounted cash flows expected to result from the use of the relevant assets. As of the date of the last test, which was October 1, 2010, management concluded that there was no impairment of goodwill or other intangible assets as of that date and no events have occurred since then that would indicate impairment.
Note I — Commitments and Contingencies
     Legal Proceedings
     In the normal course of business, the Company is involved in and subject to various claims, disputes and uncertainties. After reviewing with legal counsel all of such matters, we believe that the aggregate losses, if any, related to such matters will not have a material adverse effect on the Company’s financial position or results of operations.

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
     Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenues by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients, which generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provided; and (c) the client’s duties in assisting and cooperating with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as advisory services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.
     We earn the vast majority of our recovery audit revenues from clients in the retail industry due to the high volume of purchases and the complicated discount programs typical in this industry. Changes in consumer spending associated with economic fluctuations such as the recent global downturn generally impact our revenues to a lesser degree than they affect individual retailers due to several factors. First, our clients include a diverse mix of discounters, grocery, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their position in the market and their market segment. Also, when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations. Further, the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.
     While the net impact of changes in the current economic environment on our recovery audit revenues is difficult to determine or predict, we believe that for the foreseeable future, our revenues will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenues and overall financial health. These steps include devoting substantial efforts to the development of a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we are working diligently to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New Services segment which includes our healthcare claims recovery audit services and our business analytics and advisory services. Our healthcare claims recovery audit services include our participation in the Medicare Recovery Audit Contractor program (the “Medicare RAC program.”)
     The investments we are making in connection with our growth initiatives have had a significant negative impact on our recent reported financial results. While we generated $5.2 million of incremental revenues in our New Services segment from these efforts in the first quarter of 2011 compared to the first quarter of 2010, we only marginally reduced our operating loss in this segment between these periods. These operating losses primarily relate to our healthcare claims recovery audit services, which generated improved revenues in the first quarter of 2011 and which we believe will continue to generate increasing revenues through the remainder of 2011. We will continue to monitor the performance of the New Services segment, and will focus on achieving profitability and reducing and/or reversing the negative impact that these efforts have had on our financial position and results of operations.

     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months
	Ended
	March 31,
	2011	2010
Revenues	100.0%	100.0%
Cost of revenues	68.2	72.2

Gross margin	31.8	27.8

Selling, general and administrative expenses	24.5	24.2
Depreciation and amortization	4.6	5.1

Operating income (loss)	2.7	(1.5)

Foreign currency transaction (gains) losses on intercompany balances	(0.9)	1.5
Interest expense, net	0.7	0.9
Loss on debt extinguishment	0.0	3.3

Earnings (loss) before income taxes	2.9	(7.2)

Income tax expense	2.2	1.1

Net earnings (loss)	0.7%	(8.3%)

Three Months Ended March 31, 2011 Compared to the Corresponding Period of the Prior Year
     Revenues. Revenues were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Recovery Audit Services — Americas	$29,113	$24,974
Recovery Audit Services — Europe/Asia-Pacific	14,752	14,738
New Services	6,853	1,617

Total	$50,718	$41,329

     Total revenues increased for the three months ended March 31, 2011 by $9.4 million, or 22.7%, compared to the same period in 2010.
     Recovery Audit Services — Americas revenues increased by 16.6% for the first quarter of 2011 compared to the first quarter of 2010. We experience changes in our reported revenues based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America positively impacted reported revenues in first quarter of 2011 and negatively impacted reported revenues in first quarter of 2010. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the first quarter of 2011 increased by 14.6% compared to an increase of 16.6% as reported.
     The increase in our Recovery Audit Services — Americas revenues is due to a number of factors. A portion of this increase was attributable to some atypical revenues at several clients, including revenues from client-driven audit timeline changes and some individually significant claims. Also, revenues in the first quarter of 2010 generally were below expectations, and we generated higher revenues in most of our larger client engagements in the first quarter of 2011.
     Although we generated year over year increases in quarterly revenues in this segment for the fourth quarter of 2010 and the first quarter of 2011, we experienced declining revenues in this segment in recent years due to reduced liquidity of our clients’ vendors, competitive rate pressures, client attrition, and the impact of our clients developing and strengthening their own internal audit capabilities as a substitute for our services. To address these issues, offset their impact and generate growth in this segment, we began implementing several growth strategies in late 2009. We reinstituted a sales function in 2010, resulting in an increase in our client count in recent quarters. We continue to develop our Next Generation Recovery Audit platform that we designed to make our recovery audit process more cost efficient and effective. We concluded successful pilots of this technology in the first quarter of 2011, and expect to expand its use throughout the year. We also are providing greater value to our existing and potential clients by offering adjacent services in the procure-to-pay value chain and to the CFO suite, and by capitalizing on our existing data mining and related competencies. While we are encouraged by some of our recent successes, we can provide no assurances that we will be able to build on them in the future or that we will be able to sustain our current revenue levels in this segment. In addition, we have invested heavily in the pursuit of these opportunities and will continue to invest in them. We believe that without such investments, revenue growth for Recovery Audit Services — Americas is not likely.
     Recovery Audit Services — Europe/Asia-Pacific revenues increased by 0.1% for the three months ended March 31, 2011 compared to the same period in 2010. The strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia positively impacted reported revenues in both periods. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the three months ended March 31, 2011 decreased by 3.2% compared to an increase of 0.1% as reported. This decrease on a constant dollar basis primarily is attributable to audit delays experienced at key clients for which we expect to record the related revenues in the second and third quarters of 2011. As in our Recovery Audit Services — Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities. We intend to execute the same strategic initiatives for this segment as we are in the Recovery Audit Services — Americas segment.
     New Services revenues increased by 323.8% for the three months ended March 31, 2011 compared to the same period in 2010. We generate New Services revenues from our advisory services, business analytics services and from our participation in the Medicare RAC program. We generated increases in our first quarter 2011 revenues in each of these areas, particularly in our advisory services due in part to our November 2010 acquisition of The Johnsson Group. We include a full quarter of the operating results of The Johnsson Group in the 2011 period, with no comparable results in the 2010 period. We expect New Services revenues to continue to increase in 2011 in the aggregate. We were awarded our first state Medicaid RAC contract early in the first quarter of 2011 and are continuing to evaluate and bid for additional state Medicaid RAC opportunities that we believe are a good match for us based on the way the state’s Medicaid program is run and the scope of the program. While the magnitude and timing of additional Medicare and Medicaid RAC program revenues are difficult to predict, we expect revenues from our healthcare claims auditing to increase steadily through at least the third quarter of 2011.
     Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers for our recovery audit, business analytics and advisory services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenues.
     COR was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Recovery Audit Services — Americas	$16,643	$16,155
Recovery Audit Services — Europe/Asia-Pacific	11,590	11,243
New Services	6,361	2,435

Total	$34,594	$29,833

     COR as a percentage of revenues for Recovery Audit Services — Americas was 57.2% and 64.7% for the three months ended March 31, 2011 and 2010, respectively. This equates to gross margin percentages of 42.8% and 35.3%, respectively, for the Recovery Audit Services — Americas. The increase in gross margins for the three months ended March 31, 2011 compared to the same period in 2010 is attributable to higher revenues in our recovery audit service lines without comparable increases in costs, which we achieved primarily by beginning to implement the transformation of our recovery audit service delivery model. This transformation involves the centralization of functions and other process improvements that we believe will improve the efficiency and lower the costs of our recovery audit processes. Investments we are making in our growth strategies continued to negatively impact gross margins in both quarters. Significant portions of the non-capitalized amounts of these costs are being absorbed within the Recovery Audit Services — Americas segment’s cost of revenues.
     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 78.6% and 76.3% for the three months ended March 31, 2011 and 2010, respectively. This equates to gross margin percentages of 21.4% and 23.7%, respectively, for the Recovery audit Services — Europe/Asia-Pacific. The decrease in gross margin in the three months ended March 31, 2011 primarily resulted from hiring several audit teams as employees rather than retaining them on a subcontract basis, combined with the aforementioned revenue delays at key clients in the United Kingdom. While we expect the employee auditor model to yield higher margins once fully implemented, we expect to incur higher costs during the remainder of 2011 as we transition to this model.
     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (78.6% for the first quarter of 2011) compared to Recovery Audit Services — Americas (57.2% for the first quarter of 2011) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR relates primarily to costs of advisory services and costs associated with the Medicare RAC program. New Services revenues exceeded New Services COR by $0.5 million for the three months ended March 31, 2011 compared to New Services COR exceeding New Services revenues by $0.8 million for the three months ended March 31, 2010. This increase in gross margin is due to revenue growth in all of the Company’s newly incubated Client Value Propositions, including healthcare claims recovery audit, spend optimization, and profit performance optimization due in part to our acquisition of The Johnsson Group in November 2010. However, COR exceeded revenues for the healthcare claims recovery audit unit within our New Services segment by $0.3 million for the three months ended March 31, 2011. While these results represent an improvement over the performance in the first quarter of 2010, we must continue to increase revenues in this unit in order to reduce these losses or generate operating profits. We expect to increase these revenues in the second and third quarters of 2011 and to improve our operating performance as a result of these increased revenues.
     Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit and New Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses on other than intercompany balances and gains and losses on asset disposals related to the Recovery Audit and New Services segments. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.
     SG&A expenses were as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Recovery Audit Services — Americas	$5,376	$3,509
Recovery Audit Services — Europe/Asia-Pacific	1,163	1,349
New Services	1,228	417

Subtotal for segments	7,767	5,275
Corporate support	4,663	4,724

Total	$12,430	$9,999

     Recovery Audit Services — Americas SG&A increased 53.2% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase resulted primarily from severance costs related to the transformation of our recovery audit service delivery model and incentive compensation accruals, combined with higher selling and marketing costs we incurred in connection with our efforts to increase revenues in this segment.
     Recovery Audit Services — Europe/Asia-Pacific SG&A decreased 13.8% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 due to lower professional fees and bad debt expenses in the 2011 period.

     New Services SG&A increased by 194.5% in the first quarter of 2011 compared to the first quarter of 2010. The increase was attributable to the additional operating costs of Etesius Limited which we acquired late in February 2010, higher costs relating to our participation in the Medicare RAC program subcontracts, as well the hiring of additional sales and business development personnel.
     Corporate Support SG&A includes stock-based compensation charges of $0.9 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Excluding stock-based compensation charges, Corporate Support SG&A decreased 4.6% for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010. The 2010 period included marketing and other costs associated with our corporate re-branding that were in excess of the higher professional fees and incentive compensation accruals we incurred in the first quarter of 2011.
     Depreciation and Amortization. Depreciation and amortization was as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Recovery Audit Services — Americas	$1,347	$1,480
Recovery Audit Services — Europe/Asia-Pacific	420	405
New Services	535	225

Total	$2,302	$2,110

     During the second quarter of 2010, we revised our estimate of the useful lives of certain fixed assets for the purpose of calculating depreciation expense based on a review of our planned fixed asset replacement cycle. The effects of these changes reduced depreciation expense in the three months ended March 31, 2011 but not in the three months ended March 31, 2010, resulting in the reduction in these expenses for the Recovery Audit Services — Americas segment. The increase in these expenses in the New Services segment is due to amortization of intangible assets we recorded in connection with our acquisitions of Etesius Limited and The Johnsson Group, as well as an increase in the depreciation of capitalized software development costs.
     Foreign Currency Transaction (Gains) Losses on Intercompany Balances. Foreign currency transaction gains and losses on intercompany balances result from the re-translation of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. In the three months ended March 31, 2011, we recorded gains of $0.5 million, while we recorded losses of $0.6 million in the three months ended March 31, 2010, a change of $1.1 million between periods.
     Interest Expense, net and Loss on Debt Extinguishment. Net interest expense was $0.3 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively. We also recorded a $1.4 million loss on extinguishment of debt in the first quarter 2010 when we entered into a new credit facility with SunTrust Bank and repaid our prior term loan from Ableco LLC in full (see “Secured Credit Facility” below for additional information regarding this transaction). The loss on extinguishment of debt consists of the unamortized deferred loan costs associated with the prior credit facility. The interest rate on the new credit facility is based on the one-month LIBOR rate, plus an applicable margin of from 2.25% to 3.5% per annum. The interest rate in effect at March 31, 2011 under the new credit facility was approximately 2.76%, while the prior credit facility bore a minimum interest rate of 9.75%.
     Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. We have cumulative net operating losses in the United States, and we record a valuation allowance against our deferred tax assets. Generally, these factors result in our recording no income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2011 and 2010 primarily results from taxes on the income of our foreign subsidiaries.

Liquidity and Capital Resources
     As of March 31, 2011, we had $22.7 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.8 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of March 31, 2011.
     Operating Activities. Net cash provided by (used in) operating activities was $6.2 million and $(3.5 million) during the first quarter of 2011 and 2010, respectively. These amounts consist of two components, specifically, net earnings (loss) adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in assets and liabilities, primarily working capital, as follows:

	Three Months Ended
	March 31,
	2011	2010
Net earnings (loss)	$372	$(3,435)
Adjustments to net earnings (loss)	2,691	4,440

Net earnings as adjusted	3,063	1,005
Changes in assets and liabilities	3,091	(4,472)

Net cash provided by (used in) operating activities	$6,154	$(3,467)

     The $9.6 million increase in cash provided by operating activities in the first quarter of 2011 was due to a $2.1 million increase in net earnings (loss) adjusted for non-cash items and a $7.6 million improvement from changes in assets and liabilities, primarily working capital. The increase in net earnings (loss) adjusted for non-cash items was due to higher net earnings resulting from the factors discussed previously, partially offset by lower non-cash charges of $1.4 million related to the amortization of deferred loan costs as part of the extinguishment of debt in the first quarter 2010 for which there is no comparable amount in 2011. The cash provided by assets and liabilities, primarily working capital changes resulted from increases in incentive compensation and commission accruals in the first quarter of 2011, partially offset by lower decreases in receivables in the 2011 period. We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q.
     We incurred operating losses of approximately $1.0 million and $0.8 million during the first quarter of 2011 and 2010, respectively related to the Medicare RAC program. As of March 31, 2011, we had contract receivables of $1.6 million, deferred costs (included in other current assets) of $1.2 million, as well as capitalized software development costs and other fixed assets associated with this program. These losses and investments have had a significant negative impact on our liquidity and cash flows. We expect to continue to incur losses, increase receivables and other current assets and incur capital expenditures relating to this program in 2011.
     Investing Activities and Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2011 and 2010 amounted to $2.3 million and $2.1 million, respectively. Net cash used for property and equipment capital expenditures was $1.5 million during both the three months ended March 31, 2011 and 2010. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our next-generation recovery audit business model and to generate efficiencies in the performance of our healthcare claims recovery audit procedures.
     Capital expenditures are discretionary and we currently expect future capital expenditures to continue at current levels over the next several quarters as we continue to enhance our healthcare claims recovery audit systems. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.
     In February 2010, the Company acquired all of the issued and outstanding capital stock of Etesius Limited for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and payment of obligations on behalf of Etesius shareholders of $0.3 million that we paid in February 2010.
     Financing Activities and Interest Expense. Net cash used in financing activities was $0.9 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. During the first three months of 2011, we made mandatory payments totaling $0.8 million on our new term loan, received $0.1 million in proceeds from stock option exercises and paid $0.2 million for restricted stock remitted by employees as payment for taxes they incurred upon vesting of the restricted stock. As described in more detail below, in January 2010, we entered into a new $15.0 million term loan, the proceeds of which were used to repay the remaining $14.1 million of outstanding principal from the Ableco LLC term loan and to pay $0.5 million of the loan costs we incurred in connection with the new SunTrust credit facility.
     In January 2010, the Company made the first of two deferred payments required as part of the acquisition of First Audit Partners LLP in the amount of £0.5 million ($0.8 million). The second payment of £0.8 million ($1.3 million) was made in July 2010.
   Secured Credit Facility
     On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at March 31, 2011 was $8.8 million. We had no borrowings outstanding under the SunTrust revolver as of March 31, 2011.
     The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 and through December 2013, and a final payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance claims. The loan agreement also requires an additional annual prepayment based on excess cash flow (“ECF”) if our leverage ratio, as defined in the agreement, exceeds a certain threshold. The first of any such ECF payments would have been payable in April 2011, but our leverage ratio did not exceed the threshold and we did not make an ECF payment for 2010.
     Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.76% at March 31, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.
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
     We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operating needs for at least the next twelve months.
   Stock Repurchase Program
     In February 2008, our Board of Directors approved a stock repurchase program. Under the terms of the program, we were permitted to repurchase up to $10 million of our common stock from time to time through March 31, 2011. We did not repurchase any shares of our common stock under this program in the first quarter of 2011 or 2010. The stock repurchase program expired on March 31, 2011.
   Off Balance Sheet Arrangements
     As of March 31, 2011, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

   Critical Accounting Policies
     We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.
Forward-Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s growth opportunities, (4) expectations regarding future accounts payable services revenue trends, and (5) the anticipated impact of the Company’s participation in the Medicare RAC program. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2011, we recognized $4.6 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.5 million for the three months ended March 31, 2011.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $11.3 million outstanding under a term loan and $8.8 million of calculated borrowing availability under our revolving credit facility as of March 31, 2011, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.76% at March 31, 2011. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.
     In order to mitigate some of this interest rate risk, we entered into an interest rate swap agreement with SunTrust Bank in October 2010 under which we pay additional interest on a notional amount of $3.8 million through December 31, 2013 to the extent that the one-month LIBOR rate is below 1.23%, and receive payments from SunTrust Bank to the extent the index exceeds this level. The notional amount is equal to the final two payments due under the term loan in December 2013 and January 2014. Currently, one-month LIBOR is below 1.23% and we are paying a minimal amount of additional interest under this agreement. Should one-month LIBOR rates increase above the 1.23% level, we will incur additional interest expense on all of the amounts outstanding under our credit facility, but will offset a portion of this additional expense with the income we earn from the swap agreement.

   Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

   PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In the normal course of business, the Company is involved in and subject to various claims, disputes and uncertainties. After reviewing with legal counsel all of such matters, we believe that the aggregate losses, if any, related to such matters will not have a material adverse effect on the Company’s financial position or results of operations.
Item 1A. Risk Factors
     There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
     The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2011:

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
2011	Purchased (a)	per Share	or Programs	Plans or Programs
(millions of dollars)

January 1 — January 31	37,514	$6.25	—	$—

February 1 — February 28	—	$—	—	$—

March 1 — March 31	—	$—	—	$—

	37,514	$6.25	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Reserved]
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2011.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
May 9, 2011	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

May 9, 2011	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)