Form 10-Q
period 2011-06-30
PRGX GLOBAL, INC.
filed 2011-08-09
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Common shares of the registrant outstanding at August 2, 2011 were 24,459,934.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2011

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$50,704	$45,507	$101,422	$86,836
Cost of revenues	34,523	30,936	69,117	60,769

Gross margin	16,181	14,571	32,305	26,067

Selling, general and administrative expenses	12,297	10,344	24,727	20,343
Depreciation and amortization	2,343	2,202	4,645	4,312

Operating income	1,541	2,025	2,933	1,412

Foreign currency transaction (gains) losses on intercompany balances	(431)	1,091	(879)	1,712
Interest expense, net	478	271	825	655
Loss on debt extinguishment	—	—	—	1,381

Earnings (loss) before income taxes	1,494	663	2,987	(2,336)

Income tax expense	784	628	1,905	1,064

Net earnings (loss)	$710	$35	$1,082	$(3,400)

Basic earnings (loss) per common share (Note B)	$0.03	$0.00	$0.04	$(0.14)

Diluted earnings (loss) per common share (Note B)	$0.03	$0.00	$0.04	$(0.14)

Weighted-average common shares outstanding (Note B):
Basic	24,522	23,624	24,391	23,575

Diluted	24,949	23,806	24,742	23,575

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note F)	$22,904	$18,448
Restricted cash	67	64
Receivables:
Contract receivables, less allowances of $1,171 in 2011 and $591 in 2010:
Billed	31,326	31,144
Unbilled	6,691	4,749

	38,017	35,893

Employee advances and miscellaneous receivables, less allowances of $335 in 2011 and $669 in 2010	1,383	827

Total receivables	39,400	36,720
Prepaid expenses and other current assets	4,799	3,622

Total current assets	67,170	58,854

Property and equipment	47,293	43,068
Less accumulated depreciation and amortization	(29,648)	(27,373)

Property and equipment, net	17,645	15,695
Goodwill	5,196	5,196
Intangible assets, less accumulated amortization of $19,873 in 2011 and $17,573 in 2010	21,806	23,855
Noncurrent portion of unbilled receivables	1,746	1,462
Other assets	1,514	1,259

	$115,077	$106,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,355	$14,365
Accrued payroll and related expenses	19,110	13,871
Refund liabilities	6,947	7,179
Deferred revenues	1,075	1,381
Current portion of debt (Note G)	3,000	3,000
Business acquisition obligations	2,204	1,380

Total current liabilities	49,691	41,176

Long-term debt (Note G)	7,500	9,000
Noncurrent business acquisition obligations	349	2,435
Noncurrent refund liabilities	1,053	982
Other long-term liabilities	5,154	3,885

Total liabilities	63,747	57,478

Commitments and contingencies (Note I)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 24,461,859 shares issued and outstanding as of June 30, 2011 and 23,932,774 shares issued and outstanding as of December 31, 2010	245	239
Additional paid-in capital	567,706	566,328
Accumulated deficit	(520,326)	(521,408)
Accumulated other comprehensive income	3,705	3,684

Total shareholders’ equity	51,330	48,843

	$115,077	$106,321

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$1,082	$(3,400)
Adjustments to reconcile net earnings (loss) from operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,645	4,312
Amortization of deferred loan costs (Note G)	91	1,451
Stock-based compensation expense	2,202	1,876
Loss on sale of property and equipment	2	2
Deferred income taxes	(269)	(540)
Foreign currency transaction (gains) losses on intercompany balances	(879)	1,712
Changes in assets and liabilities:
Restricted cash	(3)	86
Billed receivables	488	1,951
Unbilled receivables	(2,226)	495
Prepaid expenses and other current assets	(1,807)	(641)
Other assets	(52)	20
Accounts payable and accrued expenses	2,525	(3,060)
Accrued payroll and related expenses	4,806	(3,258)
Refund liabilities	(161)	(331)
Deferred revenue	(322)	267
Noncurrent compensation obligations	170	(855)
Other long-term liabilities	(109)	(421)

Net cash provided by (used in) operating activities	10,183	(334)

Cash flows from investing activities:
Business acquisition	—	(3,059)
Purchases of property and equipment, net of disposal proceeds	(4,227)	(3,978)

Net cash used in investing activities	(4,227)	(7,037)

Cash flows from financing activities:
Repayment of former credit facility (Note G)	—	(14,070)
Repayments of long-term debt and capital lease obligations	(1,500)	(1,671)
Proceeds from term loan (Note G)	—	15,000
Restricted stock remitted by employees for taxes	(994)	(201)
Proceeds from option exercises	308	—
Payments for deferred loan costs	—	(619)
Payments of deferred acquisition consideration	—	(782)

Net cash used in financing activities	(2,186)	(2,343)

Effect of exchange rates on cash and cash equivalents	686	(1,003)

Net change in cash and cash equivalents	4,456	(10,717)

Cash and cash equivalents at beginning of period	18,448	33,026

Cash and cash equivalents at end of period	$22,904	$22,309

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$221	$380

Cash paid during the period for income taxes, net of refunds received	$1,924	$942

See accompanying Notes to Condensed Consolidated Financial Statements.

Note A - Basis of Presentation
     The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
     New Accounting Standards
     A summary of new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is as follows:
     FASB ASC 985-605. In September 2009, the Emerging Issues Task Force (“EITF”) reached final consensus on Issue 08-1, Revenue Arrangements with Multiple Deliverables (“Issue 08-1”), which updates FASB ASC 985-605 Software-Revenue Recognition and changes the accounting for certain revenue arrangements. The new requirements change the allocation methods used in determining how to account for multiple payment streams and will result in the ability to separately account for more deliverables, and potentially less revenue deferrals. Additionally, Issue 08-1 requires enhanced disclosures in financial statements. Issue 08-1 is effective for revenue arrangements entered into or materially modified in fiscal years beginning after June 15, 2010 on a prospective basis, with early application permitted. The adoption of FASB ASC 985-605 effective January 1, 2011 did not have a material impact on our consolidated results of operations, financial position or cash flows.
     FASB ASC Update No. 2011-04. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 develops common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and international financial reporting standards (“IFRS”). This amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. We do not believe that the adoption of ASU No. 2011-04 will have a material impact on our consolidated results of operations, financial position or cash flows.
     FASB ASC Update No. 2011-05. In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company must adopt these changes no later than its fiscal quarter ended March 31, 2012, but may adopt the changes earlier than that period. We believe that the adoption of ASU No. 2011-05 will only impact the presentation of our financial statements and will not have a material impact on our consolidated results of operations, financial position or cash flows.

Note B - Earnings (Loss) Per Common Share
     The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic earnings (loss) per common share:
Numerator:
Net earnings (loss)	$710	$35	$1,082	$(3,400)

Denominator:
Weighted-average common shares outstanding	24,522	23,624	24,391	23,575

Basic earnings (loss) per common share	$0.03	$0.00	$0.04	$(0.14)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Diluted earnings (loss) per common share:
Numerator:
Net earnings (loss)	$710	$35	$1,082	$(3,400)

Denominator:
Weighted-average common shares outstanding	24,522	23,624	24,391	23,575
Incremental shares from stock-based compensation plans	427	182	351	—

Denominator for diluted earnings (loss) per common share	24,949	23,806	24,742	23,575

Diluted earnings (loss) per common share	$0.03	$0.00	$0.04	$(0.14)

     For the three and six months ended June 30, 2011, options to purchase 1.7 million shares of common stock were excluded from the computation of diluted earnings (loss) per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the three months ended June 30, 2010, options to purchase 1.9 million shares of common stock were excluded from the computation of diluted earnings (loss) per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the six months ended June 30, 2010, 89,662 Performance Units related to the Company’s 2006 Management Incentive Plan and options to purchase 2.3 million shares of common stock were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect to loss per common share. We consider nonvested restricted shares and nonvested restricted share units to be participating securities, thus for the three and six months ended June 30, 2011 and 2010, 1.2 million nonvested restricted shares and 0.3 million nonvested restricted share units were included in our basic and diluted earnings (loss) per share calculations.

Note C - Stock-Based Compensation
     The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10—K for the fiscal year ended December 31, 2010.
     Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the six months ended June 30, 2011 and 2010:

				Weighted
	Grantee	# of Options	Vesting	Average	Grant Date
	Type	Granted	Period	Exercise Price	Fair Value
2011

	Director	4,273	5 months	$6.11	$14,497
	Director group	53,837	1 year	7.41	225,292
	Director	8,546	3 years	6.11	33,723
	Employee group	140,000	2 years	6.09	521,108
	Employee group	470,064	3 years	7.38	2,035,602

2010

	Director group	42,730	1 year	3.96	103,184
	Employee group	600,010	3 years	4.02	1,564,873
     Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock award grants (restricted stock and restricted stock units) during the six months ended June 30, 2011 and 2010:

	Grantee	# of Shares	Vesting	Grant Date
	Type	Granted	Period	Fair Value
2011

	Director	4,273	5 months	$52,216
	Director group	53,837	1 year	398,932
	Director	8,546	3 years	26,108
	Employee group	60,000	2 years	365,400
	Employee group	455,064	3 years	3,372,024

2010

	Director group	42,730	1 year	169,211
	Employee group	600,010	3 years	2,410,965
2006 MIP Performance Units
     All of the 2006 MIP Performance Units outstanding as of December 31, 2010 were settled by an executive officer on May 2, 2011. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment totaling $0.1 million.
     Selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 include $1.3 million and $1.1 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2011 and 2010 include $2.2 million and $1.9 million, respectively, related to stock-based compensation charges. At June 30, 2011, there was $9.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which we expect to recognize over a weighted-average period of 2.0 years.

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
     We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition obligations classified as compensation, intangible asset impairment charges, litigation settlements, severance charges (including severance charges relating to the transformation of our recovery audit service delivery model, or “transformation severance”) and foreign currency transaction gains and losses on intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the three and six months ended June 30, 2011 and 2010 (in thousands) is as follows:

	Recovery	Recovery Audit
	Audit	Services —
	Services —	Europe/Asia —	New	Corporate
	Americas	Pacific	Services	Support	Total
Three Months Ended June 30, 2011
Revenues	$27,901	$15,753	$7,050	$—	$50,704

Operating income (loss)	$6,312	$1,852	$(1,714)	$(4,909)	$1,541
Depreciation and amortization.	1,340	435	568	—	2,343
Foreign currency transaction gains (losses) on intercompany balances	14	416	1	—	431

EBITDA	7,666	2,703	(1,145)	(4,909)	4,315
Foreign currency transaction (gains) losses on intercompany balances	(14)	(416)	(1)	—	(431)
Acquisition obligations classified as compensation	—	—	131	—	131
Transformation severance and related expenses	270	—	—	—	270
Stock-based compensation	—	—	—	1,301	1,301

Adjusted EBITDA	$7,922	$2,287	$(1,015)	$(3,608)	$5,586

Three Months Ended June 30, 2010
Revenues	$29,870	$12,957	$2,680	$—	$45,507

Operating income (loss)	$6,812	$1,440	$(1,956)	$(4,271)	$2,025
Depreciation and amortization.	1,477	399	326	—	2,202
Foreign currency transaction gains (losses) on intercompany balances	(78)	(1,013)	—	—	(1,091)

EBITDA	8,211	826	(1,630)	(4,271)	3,136
Foreign currency transaction (gains) losses on intercompany balances	78	1,013	—	—	1,091
Acquisition obligations classified as compensation	—	—	158	—	158
Stock-based compensation	—	—	—	1,058	1,058

Adjusted EBITDA	$8,289	$1,839	$(1,472)	$(3,213)	$5,443

	Recovery	Recovery Audit
	Audit	Services —
	Services —	Europe/Asia —	New	Corporate
	Americas	Pacific	Services	Support	Total
Six Months Ended June 30, 2011
Revenues	$57,014	$30,505	$13,903	$—	$101,422

Operating income (loss)	$12,059	$3,431	$(2,985)	$(9,572)	$2,933
Depreciation and amortization	2,687	855	1,103	—	4,645
Foreign currency transaction gains (losses) on intercompany balances	23	854	2	—	879

EBITDA	14,769	5,140	(1,880)	(9,572)	8,457
Foreign currency transaction (gains) losses on intercompany balances	(23)	(854)	(2)	—	(879)
Acquisition obligations classified as compensation	—	—	228	—	228
Transformation severance and related expenses	937	160	—	—	1,097
Stock-based compensation	—	—	—	2,202	2,202

Adjusted EBITDA	$15,683	$4,446	$(1,654)	$(7,370)	$11,105

Six Months Ended June 30, 2010
Revenues	$54,844	$27,695	$4,297	$—	$86,836

Operating income (loss)	$10,642	$3,181	$(3,416)	$(8,995)	$1,412
Depreciation and amortization	2,957	804	551	—	4,312
Foreign currency transaction gains (losses) on intercompany balances	(71)	(1,641)	—	—	(1,712)

EBITDA	13,528	2,344	(2,865)	(8,995)	4,012
Foreign currency transaction (gains) losses on intercompany balances	71	1,641	—	—	1,712
Acquisition obligations classified as compensation	—	—	158	—	158
Stock-based compensation	—	—	—	1,876	1,876

Adjusted EBITDA	$13,599	$3,985	$(2,707)	$(7,119)	$7,758

Note E - Comprehensive Income (Loss)
     Consolidated comprehensive income (loss) consists of consolidated net earnings (loss) and foreign currency translation adjustments and consisted of the following for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net earnings (loss)	$710	$35	$1,082	$(3,400)
Foreign currency translation adjustments	(257)	127	21	285

Comprehensive income (loss)	$453	$162	$1,103	$(3,115)

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
     Our cash and cash equivalents included short-term investments of approximately $2.5 million as of June 30, 2011 and $1.7 million as of December 31, 2010 which were held at a bank in Brazil.

Note G - Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
SunTrust term loan due quarterly through January 2014	$10,500	$12,000
Less current portion	3,000	3,000

	$7,500	$9,000

     On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of June 30, 2011, we had no outstanding borrowings under the SunTrust revolver.
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
     Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.69% at June 30, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $1.5 million during the six months ended June 30, 2011.
     We used substantially all the funds from the SunTrust term loan in January 2010 to repay in full the principal of $14.1 million outstanding under a term loan with Ableco LLC (“Ableco”). In conjunction with terminating the Ableco credit facility, we recorded a loss on extinguishment of debt totaling $1.4 million consisting of unamortized deferred loan costs.
Note H - Fair Value of Financial Instruments
     Cash and cash equivalents are stated at cost, which we believe approximates fair market value. We believe the carrying values for billed and unbilled receivables, accounts payable and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
     Long-term debt of $10.5 million as of June 30, 2011 and $12.0 million as of December 31, 2010 represents the outstanding balance of the SunTrust term loan and is reported at the unpaid principal balance as of those dates. We believe that the fair value of such instrument is approximately equal to its carrying value as of those dates.
     Reported liabilities include business acquisition obligations of $4.3 million as of June 30, 2011 and $3.8 million as of December 31, 2010 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of relevant future revenues and other factors used in the calculation of the ultimate payment to be made. We use the discount rate that was initially used to value the liability at the acquisition date which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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
Note I - Commitments and Contingencies
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
     Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenues by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s duties in assisting and cooperating with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as advisory services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.
     We earn the vast majority of our recovery audit revenues from clients in the retail industry due to the high volume of purchases and the complicated discount programs typical in this industry. Changes in consumer spending associated with economic fluctuations such as the recent global downturn generally impact our revenues to a lesser degree than they affect individual retailers due to several factors, including:
•	Diverse client base — our clients include a diverse mix of discounters, grocery, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their position in the market and their market segment;

•	Motivation — when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations;

•	Nature of claims — the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and

•	Timing — the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.
     While the net impact of changes in the current economic environment on our recovery audit revenues is difficult to determine or predict, we believe that for the foreseeable future, our revenues will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenues and overall financial health. These steps include devoting substantial efforts to the development of a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we are working diligently to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New Services segment which includes our healthcare claims recovery audit services and our business analytics and advisory services. Our healthcare claims recovery audit services include services we provide as a participant in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”).
     The investments we are making in connection with our growth initiatives have had a significant negative impact on our recent reported financial results. While we generated $9.6 million of incremental revenues in our New Services segment in the first six months of 2011 compared to the first six months of 2010, we continue to generate operating losses in this segment. These operating losses primarily relate to our healthcare claims recovery audit services, which generated improved revenues in the first six months of 2011 and which we believe will continue to generate increasing revenues through the remainder of 2011. We will continue to monitor the performance of the New Services segment, and will focus on achieving profitability and reducing and/or reversing the negative impact that these efforts have had on our financial position and results of operations.
     Results of Operations
     The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	68.1	68.0	68.1	70.0

Gross margin	31.9	32.0	31.9	30.0

Selling, general and administrative expenses	24.3	22.7	24.4	23.4
Depreciation and amortization	4.6	4.8	4.6	5.0

Operating income	3.0	4.5	2.9	1.6

Foreign currency transaction (gains) losses on intercompany balances	(0.8)	2.4	(0.9)	2.0
Interest expense, net	0.9	0.6	0.8	0.7
Loss on debt extinguishment	0.0	0.0	0.0	1.6

Earnings (loss) before income taxes	2.9	1.5	3.0	(2.7)

Income tax expense	1.5	1.4	1.9	1.2

Net earnings (loss)	1.4%	0.1%	1.1%	(3.9%)

Three and Six Months Ended June 30, 2011 Compared to the Corresponding Periods of the Prior Year
     Revenues. Revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Recovery Audit Services — Americas	$27,901	$29,870	$57,014	$54,844
Recovery Audit Services — Europe/Asia-Pacific	15,753	12,957	30,505	27,695
New Services	7,050	2,680	13,903	4,297

Total	$50,704	$45,507	$101,422	$86,836

     Total revenues increased for the three months ended June 30, 2011 by $5.2 million, or 11.4%, compared to the same period in 2010. Total revenues increased for the six months ended June 30, 2011 by $14.6 million, or 16.8%, compared to the same period in 2010.
     Recovery Audit Services — Americas revenues decreased by 6.6% for the second quarter of 2011 compared to the second quarter of 2010. For the six months ended June 30, 2011, revenues increased by 4.0% compared to the same period in the prior year. We experience changes in our reported revenues based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America positively impacted reported revenues in both the second quarter of 2011 and six months ended June 30,

2011. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the second quarter of 2011 decreased by 8.8% compared to a decrease of 6.6% as reported and increased by 1.9% during the first six months of 2011 compared to an increase of 4.0% as reported.
     The decrease in our Recovery Audit Services — Americas revenues in the second quarter of 2011 is due to a number of factors. A portion of this decrease was attributable to some atypical revenues at several clients during the first quarter of 2011, including revenues from client-driven audit accelerations, which impacted revenues in the second quarter of 2011. Additionally, revenues in this segment may vary significantly from period to period due to numerous recurring factors, including the timing of individually significant claims, audit scope changes, variances in audit start dates and receipt of client approval of claims. While these factors led to significant variances in the year over year quarterly comparisons, they had a lesser impact on revenues for the six months ended June 30, 2011 compared to the same period in 2010.
     Although we generated year over year increases in revenues in this segment for the first six months of 2011, we have experienced declining revenues in this segment in recent years due to reduced liquidity of our clients’ vendors, competitive rate pressures, client attrition, and the impact of our clients developing and strengthening their own internal audit capabilities as a substitute for our services. To address these issues, offset their impact and generate growth in this segment, we began implementing several growth strategies in late 2009. We reinstituted a sales function in 2010, resulting in a significant increase in our client count in recent quarters. We continue to implement our service delivery model transformation designed to make our recovery audit process more cost efficient and effective. We concluded successful pilots of our new service delivery platform in the first half of 2011, and expect to continue to expand its use. We also are providing greater value to our existing and potential clients by offering adjacent services in the procure-to-pay value chain and to the CFO suite, and by capitalizing on our existing data mining and related competencies. While we are encouraged by some of our recent successes, we can provide no assurances that we will be able to build on them in the future or that we will be able to sustain our current revenue levels in this segment. We are near completion of our previously disclosed investment program; however, we believe that a certain level of ongoing investments will be necessary for us to continue to grow our revenues in the Recovery Audit Services — Americas segment.
     Recovery Audit Services — Europe/Asia-Pacific revenues increased by 21.6% for the three months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, revenues increased by 10.1% compared to the six months ended June 30, 2010. The weakening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia positively impacted reported revenues in both the second quarter and first half of 2011. On a constant dollar basis, adjusted for changes in FX rates, revenues for the second quarter of 2011 increased by 7.7% compared to an increase of 21.6% as reported and increased by 1.5% during the first six months of 2011 compared to an increase of 10.1% as reported. These increases on a constant dollar basis primarily are attributable to additional audit areas at existing clients and new audit clients in the 2011 periods, partially offset by audit delays experienced in the first half of 2011 at key clients for which we expect to record the related revenues in the third and fourth quarters of 2011. As in our Recovery Audit Services — Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities. We are implementing many of the same strategic initiatives for this segment as we are in the Recovery Audit Services — Americas segment. Also, as in the Recovery Audit Services — Americas segment, revenues in this segment may vary significantly from period to period due to numerous recurring factors as discussed above.
     New Services revenues increased by $4.4 million, or 163.1%, for the three months ended June 30, 2011 compared to the same period in 2010. For the six months ended June 30, 2011, revenues increased by $9.6 million, or 223.6%, compared to the corresponding prior year period. New Services revenues have grown from less than 5% of consolidated revenues in the first half of 2010 to almost 14% of consolidated revenues in the first half of 2011. We generate New Services revenues from our advisory services, business analytics services and from our participation in the Medicare RAC program. We generated increases in our first half of 2011 revenues in each of these areas, particularly in our advisory services due in part to our November 2010 acquisition of The Johnsson Group. We expect New Services revenues to continue to increase in 2011 in the aggregate. We were awarded our first state Medicaid RAC contract early in the first quarter of 2011 and are continuing to evaluate and bid for additional state Medicaid RAC opportunities and healthcare claims recovery auditing opportunities in the private sector. While the magnitude and timing of additional healthcare claims recovery audit revenues are difficult to predict, we expect those revenues to increase in the third and fourth quarters of 2011 compared to the first half of the year.

     Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit, business analytics and advisory services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenues.
     COR was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Recovery Audit Services — Americas	$15,597	$17,146	$32,240	$33,301
Recovery Audit Services — Europe/Asia-Pacific	12,068	10,170	23,658	21,413
New Services	6,858	3,620	13,219	6,055

Total	$34,523	$30,936	$69,117	$60,769

     COR as a percentage of revenues for Recovery Audit Services — Americas was 55.9% and 57.4% for the three months ended June 30, 2011 and 2010, respectively. This equates to gross margin percentages of 44.1% and 42.6% in the 2011 and 2010 periods, respectively. For the six months ended June 30, 2011 and 2010, COR as a percentage of revenues for Recovery Audit Services — Americas was 56.5% and 60.7%, respectively. This equates to gross margin percentages of 43.5% and 39.3% in the 2011 and 2010 periods, respectively. The increase in gross margins for the three and six months ended June 30, 2011 compared to the same periods in 2010 is attributable primarily to decreases in auditor compensation relative to revenues. Gross margins in the Recovery Audit Services — Americas segment in both 2011 and 2010 were negatively impacted by the inclusion in COR of significant portions of the non-capitalized amounts of the costs of the previously disclosed recovery audit service delivery model transformation. This transformation involves the centralization of audit functions and other process improvements that we believe will improve the efficiency and lower the costs of delivering our recovery audit services.
     COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 76.6% and 78.5% for the three months ended June 30, 2011 and 2010, respectively. This equates to gross margin percentages of 23.4% and 21.5% in the 2011 and 2010 periods, respectively. For the six months ended June 30, 2011 and 2010, COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 77.6% and 77.3%, respectively. This equates to gross margin percentages of 22.4% and 22.7% in the 2011 and 2010 periods, respectively. The slight changes in the gross margins in these periods primarily resulted from changes in the mix of audit revenues and from changes in our methods of providing audit services in Europe. We subcontract a significant portion of our audit services in Europe to third-party audit firms. We currently are migrating several of the larger audits to an employee model. Although we incur some increased costs during this migration process, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.
     The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (76.6% for the second quarter of 2011 and 77.6% for the six months ended June 30, 2011) compared to Recovery Audit Services — Americas (55.9% for the second quarter of 2011 and 56.5% for the six months ended June 30, 2011) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.
     New Services COR relates primarily to costs of advisory services and costs associated with our participation in the Medicare RAC program. COR as a percentage of revenues for New Services was 97.3% and 95.1% for the three and six months ended June 30, 2011, reflecting New Services gross profits of $0.2 million and $0.7 million for these periods, respectively. New Services COR exceeded revenues by $0.9 million and $1.8 million for the three and six months ended June 30, 2010, respectively. The increases in New Services gross margins are due to revenue growth in all of the Company’s newly incubated Client Value Propositions, including spend optimization and profit performance. However, COR exceeded revenues for the healthcare claims recovery audit unit by $1.0 million and $1.2 million for the three and six months ended June 30, 2011, respectively. Despite significant growth in revenues in this unit during 2011, we continued to incur losses as we expanded our service capacity in anticipation of greater healthcare claims recovery audit activity. We expect to increase these revenues and adjust our cost structure in the second half of 2011 in order to improve our operating performance in our healthcare claims recovery audit unit.

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
     SG&A expenses were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Recovery Audit Services — Americas	$4,652	$4,435	$10,028	$7,944
Recovery Audit Services — Europe/Asia-Pacific	1,398	948	2,561	2,297
New Services	1,338	690	2,566	1,107
Corporate support	4,909	4,271	9,572	8,995

Total	$12,297	$10,344	$24,727	$20,343

     Recovery Audit Services — Americas SG&A increased 4.9% for the three months ended June 30, 2011 and 26.2% for the six months ended June 30, 2011 from the comparable periods in 2010. These increases resulted primarily from severance costs related to the transformation of our recovery audit service delivery model and incentive compensation accruals, combined with higher selling and marketing costs we incurred in connection with our efforts to increase revenues in this segment. In addition, the first quarter of 2010 included a reversal of a portion of our provision for bad debts that resulted in lower reported SG&A expenses in the six months ended June 30, 2010.
     Recovery Audit Services — Europe/Asia-Pacific SG&A increased 47.5% and 11.5% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases are due to increased sales efforts in the segment coupled with increased provisions for bad debts in the 2011 periods compared to reversals of provisions for bad debts and a reduction of a business acquisition earn-out estimate in the 2010 periods.
     New Services SG&A increased 93.9% and 131.8% in the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. These increases are related to our growth in New Services revenues and are attributable to several factors, including: the additional operating costs of our 2010 acquisitions, including Etesius Limited in February 2010 and The Johnsson Group in November 2010; higher costs relating to our participation in the Medicare RAC program subcontracts; and the hiring of additional sales and business development personnel.
     Corporate Support SG&A increased 14.9% and 6.4% for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010. These increases are due primarily to higher stock-based compensation charges, incentive compensation accruals and marketing costs.
     Depreciation and Amortization. Depreciation and amortization was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Recovery Audit Services — Americas	$1,340	$1,477	$2,687	$2,957
Recovery Audit Services — Europe/Asia-Pacific	435	399	855	804
New Services	568	326	1,103	551

Total	$2,343	$2,202	$4,645	$4,312

     During the second quarter of 2010, we revised our estimate of the useful lives of certain fixed assets for the purpose of calculating depreciation expense based on a review of our planned fixed asset replacement cycle. The effects of these changes reduced depreciation expense in the three and six months ended June 30, 2011 but was not significant in the three and six months ended June 30, 2010. The increase in depreciation and amortization expense in the New Services segment is primarily due to amortization of intangible assets recorded in connection with our acquisitions of Etesius Limited and The Johnsson Group, as well as an increase in the depreciation of capitalized software development costs.
     Foreign Currency Transaction (Gains) Losses on Intercompany Balances. Foreign currency transaction gains and losses on intercompany balances result from the remeasurement of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on intercompany balances receivable from our foreign subsidiaries while the weakening of the U.S. dollar results in recorded gains. In the three months ended June 30, 2011, we recorded foreign currency gains of $0.4 million on intercompany balances, while we recorded foreign currency losses of $1.1 million on intercompany balances in the three months ended June 30, 2010, a change of $1.5 million between periods. For the first six months of 2011, we recorded foreign currency gains of $0.9 million on intercompany balances, while we recorded foreign currency losses of $1.7 million on intercompany balances for the first six months of 2010, a change of $2.6 million between periods.
     Net Interest Expense and Loss on Debt Extinguishment. Net interest expense was $0.5 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively. Net interest expense was $0.8 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively. We entered into a new credit facility with SunTrust Bank in the first quarter of 2010 (see “Secured Credit Facility” below for additional information regarding this transaction) and repaid our prior term loan from Ableco LLC. In connection with our repayment of the Ableco term loan we recorded a $1.4 million loss on extinguishment of debt representing the write-off of the unamortized deferred loan costs. The increase in net interest expense in the 2011 periods is primarily due to interest expense associated with business acquisition obligations.
     Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2011 and 2010 primarily results from taxes on the income of our foreign subsidiaries.

Liquidity and Capital Resources
     As of June 30, 2011, we had $22.9 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.1 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of June 30, 2011.
     Operating Activities. Net cash provided by (used in) operating activities was $10.2 million and $(0.3 million) during the six months ended June 30, 2011 and 2010, respectively. These amounts consist of two components, specifically, net earnings (loss) adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in assets and liabilities, primarily working capital, as follows:

	Six Months Ended
	June 30,
	2011	2010
Net earnings (loss)	$1,082	$(3,400)
Adjustments for certain non-cash items	5,792	8,813

	6,874	5,413
Changes in assets and liabilities	3,309	(5,747)

Net cash provided by (used in) operating activities	$10,183	$(334)

     The $10.5 million improvement in cash provided by operating activities in the first half of 2011 compared to the first half of 2010 was due to a $1.5 million increase in net earnings (loss) adjusted for non-cash items and a $9.0 million improvement from changes in assets and liabilities, primarily working capital. 2011 working capital improvements resulted primarily from $7.1 million of increases in accounts payable and compensation accruals offset by $3.5 million in increases in receivables and prepaid expenses. 2010 working capital deterioration resulted primarily from $7.2 million of decreases in accounts payable and compensation accruals offset by $2.4 million of decreases in receivables. We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Item 1 of this Form 10-Q.
     We incurred operating losses in our healthcare claims recovery audit unit within our New Services segment of approximately $2.8 million and $2.3 million during the first six months of 2011 and 2010, respectively, primarily related to the Medicare RAC program. As of June 30, 2011, we had contract receivables of $1.0 million, deferred costs (included in other current assets) of $1.0 million, as well as capitalized software development costs and other fixed assets associated with this program. These losses and investments have had a significant negative impact on our liquidity and cash flows. We expect to continue to incur losses, increase receivables and other current assets, and incur capital expenditures relating to this program in the second half of 2011.
     Investing Activities and Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2011 and 2010 amounted to $4.6 million and $4.3 million, respectively. Net cash used for property and equipment capital expenditures was $4.2 million and $4.0 million during the six months ended June 30, 2011 and 2010, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, redesign our recovery audit services delivery model to reduce our cost to serve, and improve our processes to generate efficiencies in the performance of our healthcare claims recovery audit procedures.
     Capital expenditures are discretionary and we currently expect future capital expenditures to continue at slightly reduced levels over the next several quarters as we continue to enhance our service delivery capabilities. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.
     In February 2010, the Company acquired all of the issued and outstanding capital stock of Etesius Limited for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and payment of obligations on behalf of Etesius shareholders of $0.3 million that we paid in February 2010.
     Financing Activities and Interest Expense. Net cash used in financing activities was $2.2 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively. During the first six months of 2011, we made mandatory payments totaling $1.5 million on our new term loan, received $0.3 million in proceeds from stock option exercises and paid $1.0 million for restricted stock remitted by employees as payment for taxes they incurred upon vesting of their restricted stock. As described in more detail below, in January 2010, we entered into a new $15.0 million term loan, the proceeds of which were used to repay the remaining $14.1 million of outstanding principal from the Ableco LLC term loan and to pay $0.5 million of the loan costs we incurred in connection with the new SunTrust credit facility.
     In January 2010, the Company made the first of two deferred payments required as part of the acquisition of First Audit Partners LLP in the amount of £0.5 million ($0.8 million). The second payment of £0.8 million ($1.3 million) was made in July 2010.
     Secured Credit Facility
     On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at June 30, 2011 was $8.1 million. We had no borrowings outstanding under the SunTrust revolver as of June 30, 2011.
     The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance claims. The loan agreement also requires an additional annual prepayment based on excess cash flow (“ECF”) if our leverage ratio, as defined in the agreement, exceeds a certain threshold. The first of any such ECF payments would have been payable in April 2011, but our leverage ratio did not exceed the threshold and we were not required to make an ECF payment in April 2011.
     Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.69% at June 30, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.
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
     Off Balance Sheet Arrangements
     As of June 30, 2011, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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
Forward-Looking Statements
     Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s strategic initiatives and growth opportunities, (4) expectations regarding future accounts payable services revenue trends, and (5) the anticipated impact of the Company’s participation in the Medicare RAC program. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2011, we recognized $4.5 million and $8.7 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2011.
     Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $10.5 million outstanding under a term loan and $8.1 million of calculated borrowing availability under our revolving credit facility as of June 30, 2011, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.69% at June 30, 2011. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.
     In order to mitigate some of this interest rate risk, we entered into an interest rate swap agreement with SunTrust Bank in October 2010 under which we pay additional interest on a notional amount of $3.8 million through December 31, 2013 to the extent that the one-month LIBOR rate is below 1.23%, and receive payments from SunTrust Bank to the extent the index exceeds this level. The notional amount is equal to the final two payments due under the term loan in December 2013 and January 2014. Currently, one—month LIBOR is below 1.23% and we are paying a minimal amount of additional interest under this agreement. Should one—month LIBOR rates increase above the 1.23% level, we will incur additional interest expense on all of the amounts outstanding under our credit facility, but will offset a portion of this additional expense with the income we earn from the swap agreement.

Item 4. Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.
     There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
     The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2011:

			Total Number of	Maximum Approximate
			Shares Purchased	Dollar Value of Shares
	Total Number	Average	as Part of Publicly	that May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under the
2011	Purchased (a)	per Share	or Programs	Plans or Programs
				(millions of dollars)
April 1 — April 30	305	$6.09	—	$—

May 1 — May 31	33,482	$7.76	—	$—

June 1 — June 30	52,514	$6.75	—	$—

	86,301	$7.14	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Reserved]

Item 5. Other Information
     On August 4, 2011, we entered into the Eighth Amendment (the “Amendment”) to our Shareholder Protection Rights Agreement with American Stock Transfer and Trust Company, our Rights Agent, dated as of August 9, 2000, as amended (the “Shareholder Rights Plan”), to extend the expiration date of the Shareholder Rights Plan for one year. Following the Amendment, the Shareholder Rights Plan will continue in effect until August 10, 2012, unless the rights issued thereunder are earlier redeemed or amended by the Board of Directors of the Company.
     A copy of the Amendment is attached as Exhibit 10.1 to this report and is incorporated herein by reference. The foregoing description of the Amendment and the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Shareholder Rights Plan.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

10.1	Eighth Amendment, dated August 4, 2011, to the Registrant’s Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated as of August 9, 2000, as amended.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2011.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2011.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.
August 9, 2011	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

August 9, 2011	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)