Form 10-Q
period 2011-09-30
PRGX GLOBAL, INC.
filed 2011-11-07
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Common shares of the registrant outstanding at November 2, 2011 were 24,468,041.

PRGX GLOBAL, INC.

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$51,751	$46,900	$153,173	$133,736
Cost of revenues	34,244	31,695	103,361	92,464

Gross margin	17,507	15,205	49,812	41,272
Selling, general and administrative expenses	12,417	10,136	37,144	30,479
Depreciation and amortization	2,622	2,290	7,267	6,602

Operating income	2,468	2,779	5,401	4,191
Foreign currency transaction (gains) losses on intercompany balances	1,055	(1,274)	176	438
Interest expense, net	398	315	1,223	970
Loss on debt extinguishment	—	—	—	1,381

Earnings before income taxes	1,015	3,738	4,002	1,402
Income tax expense	593	1,177	2,498	2,241

Net earnings (loss)	$422	$2,561	$1,504	$(839)

Basic earnings (loss) per common share (Note B)	$0.02	$0.11	$0.06	$(0.04)

Diluted earnings (loss) per common share (Note B)	$0.02	$0.11	$0.06	$(0.04)

Weighted-average common shares outstanding (Note B):
Basic	24,744	24,218	24,510	23,798

Diluted	25,213	24,388	24,901	23,798

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011 (Unaudited)	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents (Note F)	$19,496	$18,448
Restricted cash	114	64
Receivables:
Contract receivables, less allowances of $1,063 in 2011 and $591 in 2010:
Billed	29,340	31,144
Unbilled	8,304	4,749

	37,644	35,893
Employee advances and miscellaneous receivables, less allowances of $280 in 2011 and $669 in 2010	1,195	827

Total receivables	38,839	36,720
Prepaid expenses and other current assets	4,219	3,622

Total current assets	62,668	58,854

Property and equipment	48,628	43,068
Less accumulated depreciation and amortization	(30,747)	(27,373)

Property and equipment, net	17,881	15,695
Goodwill	5,370	5,196
Intangible assets, less accumulated amortization of $20,939 in 2011 and $17,573 in 2010	20,586	23,855
Noncurrent portion of unbilled receivables	1,626	1,462
Other assets	1,292	1,259

	$109,423	$106,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,699	$14,365
Accrued payroll and related expenses	20,153	13,871
Refund liabilities	6,601	7,179
Deferred revenues	1,518	1,381
Current portion of debt (Note G)	3,000	3,000
Business acquisition obligations	1,985	1,380

Total current liabilities	44,956	41,176
Long-term debt (Note G)	6,750	9,000
Noncurrent business acquisition obligations	1,039	2,435
Noncurrent refund liabilities	1,025	982
Other long-term liabilities	3,122	3,885

Total liabilities	56,892	57,478

Commitments and contingencies (Note I)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 24,436,319 shares issued and outstanding as of September 30, 2011 and 23,932,774 shares issued and outstanding as of December 31, 2010	245	239
Additional paid-in capital	569,121	566,328
Accumulated deficit	(519,904)	(521,408)
Accumulated other comprehensive income	3,069	3,684

Total shareholders’ equity	52,531	48,843

	$109,423	$106,321

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$1,504	$(839)
Adjustments to reconcile net earnings (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	7,267	6,602
Amortization of deferred loan costs (Note G)	136	1,493
Stock-based compensation expense	3,663	3,047
Loss on sale of property and equipment	3	2
Deferred income taxes	(73)	(332)
Foreign currency transaction losses on intercompany balances	176	438
Changes in assets and liabilities:
Restricted cash	(50)	137
Billed receivables	1,547	1,897
Unbilled receivables	(3,719)	(204)
Prepaid expenses and other current assets	(740)	(876)
Other assets	(176)	35
Accounts payable and accrued expenses	(2,927)	(4,117)
Accrued payroll and related expenses	6,443	(5,322)
Refund liabilities	(535)	(217)
Deferred revenue	154	(90)
Noncurrent compensation obligations	251	(813)
Other long-term liabilities	(181)	(673)

Net cash provided by operating activities	12,743	168

Cash flows from investing activities:
Business acquisitions	(663)	(3,278)
Purchases of property and equipment, net of disposal proceeds	(6,090)	(5,249)

Net cash used in investing activities	(6,753)	(8,527)

Cash flows from financing activities:
Repayment of former credit facility (Note G)	—	(14,154)
Repayments of long-term debt and capital lease obligations	(2,250)	(2,426)
Proceeds from term loan (Note G)	—	15,000
Restricted stock remitted by employees for taxes	(1,058)	(205)
Proceeds from option exercises	347	57
Payments for deferred loan costs	—	(666)
Payments of deferred acquisition consideration	(1,482)	(2,037)

Net cash used in financing activities	(4,443)	(4,431)

Effect of exchange rates on cash and cash equivalents	(499)	8

Net increase (decrease) in cash and cash equivalents	1,048	(12,782)
Cash and cash equivalents at beginning of period	18,448	33,026

Cash and cash equivalents at end of period	$19,496	$20,244

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$324	$479

Cash paid during the period for income taxes, net of refunds received	$3,738	$1,662

Liabilities assumed in a business acquisition	$—	$197

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2010.

Certain reclassifications have been made to the 2010 financial statements to conform to the presentations adopted in 2011. We now reflect depreciation and amortization as a separate line item in our condensed consolidated statements of operations. We also now reflect net foreign currency transaction gains and losses on intercompany balances (previously included in selling, general and administrative expenses) as a non-operating item excluded from operating income.

During the third quarter of 2011, we changed our method of recognizing revenue for our healthcare claims recovery audit services within our New Services segment. We recognize revenue without formal client sign-off provided that we can objectively demonstrate that the criteria specified in the acceptance provisions are satisfied. We concluded that customer acceptance of claims occurs at an earlier point in the revenue and collections process than previously determined. This change resulted in a $0.8 million increase in revenues, a $0.2 million increase in net earnings and a $0.01 increase in basic and diluted earnings per common share for the three and nine months ended September 30, 2011.

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

FASB ASC Update No. 2011-08. In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company must adopt these changes no later than its fiscal year beginning January 1, 2012, but may adopt the changes earlier than that period. We adopted ASU No. 2011-08 during our fiscal quarter

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ended September 30, 2011 on a prospective basis for our goodwill impairment tests. The adoption of ASU 2011-08 affects only how goodwill is tested for impairment and, therefore, will not have a material impact on our consolidated results of operations, financial position or cash flows.

Note B – Earnings (Loss) Per Common Share

The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings (loss) per common share:	2011	2010	2011	2010
Numerator:
Net earnings (loss)	$422	$2,561	$1,504	$(839)

Denominator:
Weighted-average common shares outstanding	24,744	24,218	24,510	23,798

Basic earnings (loss) per common share	$0.02	$0.11	$0.06	$(0.04)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings (loss) per common share:	2011	2010	2011	2010
Numerator:
Net earnings (loss)	$422	$2,561	$1,504	$(839)

Denominator:
Weighted-average common shares outstanding	24,744	24,218	24,510	23,798
Incremental shares from stock-based compensation plans	469	170	391	—

Denominator for diluted earnings (loss) per common share	25,213	24,388	24,901	23,798

Diluted earnings (loss) per common share	$0.02	$0.11	$0.06	$(0.04)

For the three and nine months ended September 30, 2011, options to purchase 1.9 million shares of common stock were excluded from the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the three months ended September 30, 2010, options to purchase 1.8 million shares of common stock were excluded from the computation of diluted earnings per common share because the options’ exercise prices were greater than the average market price of the common shares during the period and were therefore antidilutive. For the nine months ended September 30, 2010, 89,662 Performance Units related to the Company’s 2006 Management Incentive Plan and options to purchase 2.3 million shares of common stock were excluded from the computation of diluted earnings (loss) per common share due to their antidilutive effect to loss per common share. We consider nonvested restricted shares and nonvested restricted share units to be participating securities, thus for each of the three and nine months ended September 30, 2011 and 2010, 1.2 million nonvested restricted shares and 0.3 million nonvested restricted share units were included in our basic and diluted earnings (loss) per share calculations.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation

The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2010.

Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the nine months ended September 30, 2011 and 2010:

	Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Grant Date Fair Value
2011
	Director group	11,964	Less than 1 year	$6.40	$42,068
	Director group	53,837	1 year	7.41	225,292
	Director group	16,237	3 years	6.32	64,666
	Employee group	140,000	2 years	6.09	521,108
	Employee group	475,064	3 years	7.38	2,056,677
2010
	Director	8,546	3 years	5.39	34,146
	Director group	51,276	1 year	4.20	129,604
	Employee group	624,010	3 years	4.07	1,646,418

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock award grants (restricted stock and restricted stock units) during the nine months ended September 30, 2011 and 2010:

	Grantee Type	# of Shares Granted	Vesting Period	Grant Date Fair Value
2011
	Director group	11,964	Less than 1 year	$76,561
	Director group	53,837	1 year	398,932
	Director group	17,237	3 years	109,229
	Employee group	60,000	2 years	365,400
	Employee group	455,064	3 years	3,372,024
2010
	Director	8,546	3 years	$46,063
	Director group	51,276	1 year	215,274
	Employee group	600,010	3 years	2,410,965

2006 MIP Performance Units

All of the 2006 MIP Performance Units outstanding as of December 31, 2010 were settled by an executive officer on May 2, 2011. This settlement resulted in the issuance of 26,898 shares of common stock and a cash payment totaling $0.1 million.

Selling, general and administrative expenses for the three months ended September 30, 2011 and 2010 include $1.5 million and $1.2 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2011 and 2010 include $3.7 million and $3.0 million, respectively, related to stock-based compensation charges.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2011, there was $9.5 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which we expect to recognize over a weighted-average period of 1.8 years.

Note D – Operating Segments and Related Information

The Company is comprised of the following three reportable operating segments:

Recovery Audit Services – Americas represents recovery audit services (other than healthcare claims recovery audit services) provided in the United States of America (“U.S.”), Canada and Latin America.

Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services (other than healthcare claims recovery audit services) provided in Europe, Asia and the Pacific region.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2011 and 2010 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia – Pacific	New Services	Corporate Support	Total
Three Months Ended September 30, 2011
Revenues	$30,980	$14,516	$6,255	$—	$51,751

Operating income (loss)	$8,046	$2,002	$(1,870)	$(5,710)	$2,468
Depreciation and amortization	1,538	465	619	—	2,622
Foreign currency transaction gains (losses) on intercompany balances	(177)	(879)	1	—	(1,055)

EBITDA	9,407	1,588	(1,250)	(5,710)	4,035
Foreign currency transaction (gains) losses on intercompany balances	177	879	(1)	—	1,055
Acquisition obligations classified as compensation	—	—	106	—	106
Transformation severance and related expenses	182	(12)	—	—	170
Stock-based compensation	—	—	—	1,461	1,461

Adjusted EBITDA	$9,766	$2,455	$(1,145)	$(4,249)	$6,827

Three Months Ended September 30, 2010
Revenues	$29,738	$14,869	$2,293	$—	$46,900

Operating income (loss)	$6,754	$2,129	$(2,059)	$(4,045)	$2,779
Depreciation and amortization	1,462	412	416	—	2,290
Foreign currency transaction gains (losses) on intercompany balances	44	1,225	5	—	1,274

EBITDA	8,260	3,766	(1,638)	(4,045)	6,343
Foreign currency transaction (gains) losses on intercompany balances	(44)	(1,225)	(5)	—	(1,274)
Acquisition obligations classified as compensation	—	—	107	—	107
Stock-based compensation	—	—	—	1,171	1,171

Adjusted EBITDA	$8,216	$2,541	$(1,536)	$(2,874)	$6,347

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services– Americas	Recovery Audit Services– Europe/Asia – Pacific	New Services	Corporate Support	Total
Nine Months Ended September 30, 2011
Revenues	$87,994	$45,021	$20,158	$—	$153,173

Operating income (loss)	$20,105	$5,433	$(4,855)	$(15,282)	$5,401
Depreciation and amortization	4,225	1,320	1,722	—	7,267
Foreign currency transaction gains (losses) on intercompany balances	(154)	(25)	3	—	(176)

EBITDA	24,176	6,728	(3,130)	(15,282)	12,492
Foreign currency transaction (gains) losses on intercompany balances	154	25	(3)	—	176
Acquisition obligations classified as compensation	—	—	334	—	334
Transformation severance and related expenses	1,119	148	—	—	1,267
Stock-based compensation	—	—	—	3,663	3,663

Adjusted EBITDA	$25,449	$6,901	$(2,799)	$(11,619)	$17,932

Nine Months Ended September 30, 2010
Revenues	$84,582	$42,564	$6,590	$—	$133,736

Operating income (loss)	$17,396	$5,310	$(5,475)	$(13,040)	$4,191
Depreciation and amortization	4,419	1,216	967	—	6,602
Foreign currency transaction gains (losses) on intercompany balances	(27)	(416)	5	—	(438)

EBITDA	21,788	6,110	(4,503)	(13,040)	10,355
Foreign currency transaction (gains) losses on intercompany balances	27	416	(5)	—	438
Acquisition obligations classified as compensation	—	—	265	—	265
Stock-based compensation	—	—	—	3,047	3,047

Adjusted EBITDA	$21,815	$6,526	$(4,243)	$(9,993)	$14,105

Note E – Comprehensive Income (Loss)

Consolidated comprehensive income (loss) consists of consolidated net earnings (loss) and foreign currency translation adjustments and consisted of the following for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net earnings (loss)	$422	$2,561	$1,504	$(839)
Foreign currency translation adjustments	(636)	—	(615)	285

Comprehensive income (loss)	$(214)	$2,561	$889	$(554)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our cash and cash equivalents included short-term investments of approximately $2.3 million as of September 30, 2011 and $1.7 million as of December 31, 2010 which were held at a bank in Brazil.

Note G – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2011	December 31, 2010

SunTrust term loan due quarterly through January 2014	$9,750	$12,000
Less current portion	3,000	3,000

	$6,750	$9,000

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of September 30, 2011, we had no outstanding borrowings under the SunTrust revolver.

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

Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.72% at September 30, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $2.3 million during the nine months ended September 30, 2011.

We used substantially all the funds from the SunTrust term loan in January 2010 to repay in full the principal of $14.1 million outstanding under a term loan with Ableco LLC (“Ableco”). In conjunction with terminating the Ableco credit facility, we recorded a loss on extinguishment of debt totaling $1.4 million consisting of unamortized deferred loan costs.

Note H – Fair Value of Financial Instruments

Cash and cash equivalents are stated at cost, which we believe approximates fair market value. We believe the carrying values for billed and unbilled receivables, accounts payable and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

Long-term debt of $9.8 million as of September 30, 2011 and $12.0 million as of December 31, 2010 represents the outstanding balance of the SunTrust term loan and is reported at the unpaid principal balance as of those dates. We believe that the fair value of such instrument is approximately equal to its carrying value as of those dates.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reported liabilities include business acquisition obligations of $3.0 million as of September 30, 2011 and $3.8 million as of December 31, 2010 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of relevant future revenues and other factors used in the calculation of the ultimate payment to be made. We use the discount rate that was initially used to value the liability at the acquisition date which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

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

Note I – Commitments and Contingencies

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

Overview

We conduct our operations through three reportable operating segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes business analytics and advisory services as well as healthcare claims recovery audit services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.

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

We earn the vast majority of our recovery audit revenues from clients in the retail industry due to the high volume of purchases and the complicated discount programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our revenues to a lesser degree than they affect individual retailers due to several factors, including:

•

Diverse client base – our clients include a diverse mix of discounters, grocery, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their position in the market and their market segment;

•

Motivation – when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations;

•

Nature of claims – the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and

•

Timing – the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

While the net impact of the economic environment on our recovery audit revenues is difficult to determine or predict, we believe that for the foreseeable future, our revenues will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of the current economic downturn on our revenues and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New Services segment which includes our healthcare claims recovery audit services and our business analytics and advisory services. Our healthcare claims recovery audit services include services we provide as a participant in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”).

The investments we are making in connection with our growth initiatives have had a significant negative impact on our recent reported financial results. While we generated $13.6 million of incremental revenues in our New Services segment in the first nine months of 2011 compared to the first nine months of 2010, we continue to generate operating losses in this segment. These operating losses primarily relate to our healthcare claims recovery audit services, which generated improved revenues in the first nine months of 2011 as compared to 2010 and which we believe will continue to generate increasing revenues through the remainder of 2011. While we will continue to monitor the performance of the New Services segment and will focus on achieving profitability in this segment in the near future, we continue to believe in the growth potential of these services and the opportunity they represent for our company. As a result, we are investing in additional senior, market-facing talent in our advisory and business analytics services as well as continuing to hire senior leaders for our healthcare claims recovery audit service line.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	66.2	67.6	67.5	69.1

Gross margin	33.8	32.4	32.5	30.9
Selling, general and administrative expenses	24.0	21.6	24.2	22.8
Depreciation and amortization	5.0	4.9	4.8	5.0

Operating income	4.8	5.9	3.5	3.1
Foreign currency transaction (gains) losses on intercompany balances	2.0	(2.7)	0.1	0.3
Interest expense, net	0.8	0.6	0.8	0.7
Loss on debt extinguishment	0.0	0.0	0.0	1.0

Earnings before income taxes	2.0	8.0	2.6	1.1
Income tax expense	1.2	2.5	1.6	1.7

Net earnings (loss)	0.8%	5.5%	1.0%	(0.6%)

Three and Nine Months Ended September 30, 2011 Compared to the Corresponding Periods of the Prior Year

Revenues. Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Recovery Audit Services – Americas	$30,980	$29,738	$87,994	$84,582
Recovery Audit Services – Europe/Asia-Pacific	14,516	14,869	45,021	42,564
New Services	6,255	2,293	20,158	6,590

Total	$51,751	$46,900	$153,173	$133,736

Total revenues increased for the three months ended September 30, 2011 by $4.9 million, or 10.3%, compared to the same period in 2010. Total revenues increased for the nine months ended September 30, 2011 by $19.4 million, or 14.5%, compared to the same period in 2010.

Below is a discussion of our revenues for our three operating segments.

Recovery Audit Services – Americas revenues increased by $1.2 million, or 4.2%, for the third quarter of 2011 compared to the third quarter of 2010. For the nine months ended September 30, 2011, revenues increased by $3.4 million, or 4.0%, compared to the same period in the prior year.

One of the factors contributing to changes in our reported revenues is the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America positively impacted reported revenues in both the third quarter of 2011 and nine months ended September 30, 2011. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the third quarter of 2011 increased by 3.3% compared to an increase of 4.2% as reported and increased by 2.3% during the first nine months of 2011 compared to an increase of 4.0% as reported.

The increase in our Recovery Audit Services – Americas revenues in the three and nine months ended September 30, 2011 was due to a number of factors. Revenues from new clients and new geographic territories for existing clients accounted for nearly half of the increase in both the three and nine month periods. The remaining increases are primarily attributable net increases in revenues from our existing clients, particularly at a few of our largest retail clients. Revenues at one of our largest U.S.-based clients more than doubled for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010. These increases resulted from being repositioned as that client’s primary auditor in 2011 compared to being the secondary auditor in 2010. The revenue increases from that client were partially offset by some revenue declines at two other large clients as a result of being repositioned to a secondary role and from non-renewal of one large contract. Overall, revenue increases and decreases from all other existing clients were approximately the same.

Although we generated year over year increases in revenues in this segment for the first nine months of 2011, we experienced declining revenues in this segment in years prior to 2011 due to reduced liquidity of our clients’ vendors, competitive rate pressures, client attrition, and the impact of our clients developing and strengthening their own internal audit capabilities as a substitute for our services. To address these issues, offset their impact and generate growth in this segment, we began implementing several growth strategies in late 2009. We reinstituted a sales function in 2010, resulting in a significant increase in our client count in recent quarters. We continue to implement our service delivery model transformation designed to make our recovery audit process more cost efficient and effective. We concluded successful pilots of our new service delivery platform in the first half of 2011, and expect to continue to expand its use. We also are providing greater value to our existing and potential clients by offering adjacent services in the procure-to-pay value chain and to the CFO suite, and by capitalizing on our existing data mining and related competencies. While we are encouraged by some of our recent successes, we can provide no assurances that we will be able to build on them in the future or that we will be able to sustain our current revenue levels in this segment. We have completed our previously disclosed investment program; however, we believe that a certain level of ongoing investments will be necessary for us to continue to grow our revenues in the Recovery Audit Services – Americas segment.

Recovery Audit Services – Europe/Asia-Pacific revenues decreased by $0.4 million, or 2.4%, for the three months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, revenues increased by $2.5 million, or 5.8%, compared to the nine months ended September 30, 2010. The strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia positively impacted reported revenues in both the third quarter and first nine months of 2011. On a constant dollar basis, adjusted for changes in FX rates, revenues for the third quarter of 2011 decreased by 6.4% compared to a decrease of 2.4% as reported and decreased by 1.1% during the first nine months of 2011 compared to an increase of 5.8% as reported. These decreases on a constant dollar basis are primarily attributable to decreases in audit scope at a few of our larger retail clients and to audit delays for which we expect to record the related revenues in the fourth quarter of 2011 and the first quarter of 2012. We partially offset these decreases with revenues from new clients. As in our Recovery Audit Services – Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities. We are implementing many of the same strategic initiatives for this segment as we are in the Recovery Audit Services – Americas segment. Also, as in the Recovery Audit Services – Americas segment, revenues in this segment may vary significantly from period to period due to numerous recurring factors as discussed above.

New Services revenues increased by $4.0 million, or 172.8%, for the three months ended September 30, 2011 compared to the same period in 2010. For the nine months ended September 30, 2011, revenues increased by $13.6 million, or 205.9%, compared to the corresponding prior year period. New Services revenues have grown from less than 5% of consolidated revenues in the first three quarters of 2010 to over 13% of consolidated revenues in the first three quarters of 2011. We generate New Services revenues from our advisory services, business analytics services and from our participation in the Medicare RAC program. We generated quarterly and year to date revenue increases in each of these areas, particularly in our advisory services due in part to our November 2010 acquisition of The Johnsson Group. However, we anticipate that 2011 second half year over year increases in our advisory services revenues will not be as large as the year over year increases generated in the first half of 2011 due to the completion of several large engagements which drove extremely high utilization levels during the first half of the year.

Increased revenues from our healthcare recovery audit services were derived from increased claim submission levels under the Medicare RAC program. We now are generating revenues in line with our expectations.

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

COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Recovery Audit Services – Americas	$16,755	$17,344	$48,995	$50,645
Recovery Audit Services – Europe/Asia-Pacific	11,107	11,218	34,765	32,631
New Services	6,382	3,133	19,601	9,188

Total	$34,244	$31,695	$103,361	$92,464

COR as a percentage of revenues for Recovery Audit Services – Americas was 54.1% and 58.3% for the three months ended September 30, 2011 and 2010, respectively. This equates to gross margin percentages of 45.9% and 41.7% in the 2011 and 2010 periods, respectively. For the nine months ended September 30, 2011 and 2010, COR as a percentage of revenues for Recovery Audit Services – Americas was 55.7% and 59.9%, respectively. This equates to gross margin percentages of 44.3% and 40.1% in the 2011 and 2010 periods, respectively. The increase in gross margins for the three and nine months ended September 30, 2011 compared to the same periods in 2010 is attributable primarily to decreases in auditor compensation relative to revenues. Gross margins in the Recovery Audit Services – Americas segment in both 2011 and 2010 were negatively impacted by the inclusion in COR of significant portions of the non-capitalized amounts of the costs of the previously disclosed recovery audit service delivery model transformation. This transformation involves the centralization of audit functions and other process improvements that we believe will improve the efficiency and lower the costs of delivering our recovery audit services.

COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 76.5% and 75.4% for the three months ended September 30, 2011 and 2010, respectively. This equates to gross margin percentages of 23.5% and 24.6% in the 2011 and 2010 periods, respectively. For the nine months ended September 30, 2011 and 2010, COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 77.2% and 76.7%, respectively. This equates to gross margin percentages of 22.8% and 23.3% in the 2011 and 2010 periods, respectively. The slight changes in the gross margins in these periods primarily resulted from changes in the mix of audit revenues and from changes in our methods of providing audit services in Europe. We subcontract a significant portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn a lower gross margin from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. In the three and nine month periods ended September 30, 2011 compared to those in 2010, we generated a greater percentage of our revenues in this segment from associate model audits, which changed the mix of our revenues and negatively impacted our gross margins. In addition, we currently are migrating several of the larger audits to an employee model. Although we incur some increased costs during this migration process, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.

The higher COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific (76.5% for the third quarter of 2011 and 77.2% for the nine months ended September 30, 2011) compared to Recovery Audit Services – Americas (54.1% for the third quarter of 2011 and 55.7% for the nine months ended September 30, 2011) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenues per client than those served by the Company’s Recovery Audit Services – Americas segment.

New Services COR relates primarily to costs of advisory services and costs associated with our participation in the Medicare RAC program. COR as a percentage of revenues for New Services was 102.0% and 97.2% for the three and nine months ended September 30, 2011, reflecting New Services gross margin losses of $0.1 million and gross margin profits of $0.6 million for these periods, respectively. New Services COR exceeded revenues by $0.8 million and $2.6 million for the three and nine months ended September 30, 2010, respectively. The increases in New Services gross margins are due to revenue growth in all of the Company’s newly incubated Client Value Propositions, including spend optimization and profit performance. However, COR exceeded revenues for healthcare claims recovery audit services by $0.2 million and $1.5 million for the three and nine months ended September 30, 2011, respectively. Despite significant growth in revenues in this unit during 2011, we continued to incur losses as we expanded our service capacity in anticipation of greater healthcare claims recovery audit activity. We increased these revenues in the third quarter and decreased the losses relative to the previous quarters and anticipate that we will continue to improve our performance in our healthcare claims recovery audit area in the fourth quarter of 2011.

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

SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Recovery Audit Services – Americas	$4,641	$4,178	$14,669	$12,122
Recovery Audit Services – Europe/Asia-Pacific	942	1,110	3,503	3,407
New Services	1,124	803	3,690	1,910
Corporate support	5,710	4,045	15,282	13,040

Total	$12,417	$10,136	$37,144	$30,479

Recovery Audit Services – Americas SG&A increased $0.5 million, or 11.1%, for the three months ended September 30, 2011 and $2.5 million, or 21.0%, for the nine months ended September 30, 2011 from the comparable periods in 2010. These increases resulted primarily from severance costs related to the transformation of our recovery audit service delivery model and incentive compensation accruals, combined with higher selling and marketing costs we incurred in connection with our efforts to increase revenues in this segment. In addition, the first quarter of 2010 included a reversal of a portion of our provision for bad debts of $0.2 million that resulted in lower reported SG&A expenses in the nine months ended September 30, 2010.

Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.2 million, or 15.1%, and increased $0.1 million, or 2.8%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in the three month period is due to a payroll tax refund received in the period and a reversal of a provision for bad debts recorded in the second quarter of 2011, partially offset by increased selling expenses and incentive compensation accruals. The increase in expense for the nine month period is due to increased sales efforts and incentive compensation accruals in the segment coupled with greater reversals of provisions for bad debts and a reduction of a business acquisition earn-out estimate in the 2010 periods.

New Services SG&A increased $0.3 million, or 40.0%, and $1.8 million, or 93.2%, in the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. These increases are related to our growth in New Services revenues and are attributable to several factors, including: the additional operating costs of our 2010 acquisitions, including Etesius Limited in February 2010 and The Johnsson Group in November 2010; higher costs relating to our participation in the Medicare RAC program subcontracts; and the hiring of additional sales and business development personnel.

Corporate Support SG&A increased $1.7 million, or 41.2%, and $2.2 million, or 17.2%, for the three and nine months ended September 30, 2011, respectively, when compared to the same periods in 2010. These increases are due primarily to higher stock-based compensation charges, incentive compensation accruals and marketing costs.

Depreciation and Amortization. Depreciation and amortization was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Recovery Audit Services – Americas	$1,538	$1,462	$4,225	$4,419
Recovery Audit Services – Europe/Asia-Pacific	465	412	1,320	1,216
New Services	619	416	1,722	967

Total	$2,622	$2,290	$7,267	$6,602

During the second quarter of 2010, we revised our estimate of the useful lives of certain fixed assets for the purpose of calculating depreciation expense based on a review of our planned fixed asset replacement cycle. The effects of these changes reduced depreciation expense in the three and nine months ended September 30, 2011 and the three months ended September 30, 2010 but was not significant in the nine months ended September 30, 2010. The increase in depreciation and amortization expense in the New Services segment is primarily due to amortization of intangible assets recorded in connection with our acquisitions of Etesius Limited and The Johnsson Group, as well as an increase in the amortization of capitalized software development costs.

Foreign Currency Transaction (Gains) Losses on Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from the remeasurement of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended September 30, 2011, we recorded foreign currency losses of $1.1 million on intercompany balances, while we recorded foreign currency gains of $1.3 million on intercompany balances in the three months ended September 30, 2010. This change had a significant impact on our net earnings and earnings per share between periods. Without the impact of foreign currency transaction (gains) losses on intercompany balances, our net earnings and our basic and diluted earnings per share would have been greater in the third quarter of 2011 than in the third quarter of 2010 by $0.2 million and $0.01 per basic and diluted share. For the first nine months of 2011 and 2010, we recorded foreign currency losses of $0.2 million and $0.4 million on intercompany balances, respectively.

Net Interest Expense and Loss on Debt Extinguishment. Net interest expense was $0.4 million and $0.3 million for the three months ended September 30, 2011 and 2010, respectively. Net interest expense was $1.2 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively. We entered into a new credit facility with SunTrust Bank in the first quarter of 2010 (see “Secured Credit Facility” below for additional information regarding this transaction) and repaid our prior term loan from Ableco LLC. In connection with our repayment of the Ableco term loan we recorded a $1.4 million loss on extinguishment of debt representing the write-off of the unamortized deferred loan costs. The increase in net interest expense in the 2011 periods is primarily due to interest expense associated with business acquisition obligations.

Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2011 and 2010 primarily results from taxes on the income of our foreign subsidiaries.

Liquidity and Capital Resources

As of September 30, 2011, we had $19.5 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.9 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2011.

Operating Activities. Net cash provided by operating activities was $12.7 million and $0.2 million during the nine months ended September 30, 2011 and 2010, respectively. These amounts consist of two components, specifically, net earnings (loss) adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in assets and liabilities, primarily working capital, as follows:

	Nine Months Ended September 30,
	2011	2010
Net earnings (loss)	$1,504	$(839)
Adjustments for certain non-cash items	11,172	11,250

	12,676	10,411
Changes in assets and liabilities	67	(10,243)

Net cash provided by operating activities	$12,743	$168

The $12.6 million improvement in cash provided by operating activities in the first three quarters of 2011 compared to the first three quarters of 2010 was due to a $2.3 million increase in net earnings (loss) adjusted for non-cash items and a $10.3 million improvement from changes in assets and liabilities, primarily working capital. The improvement in working capital changes relates primarily to improvements in accounts payable and compensation accruals as we used cash in 2010 to pay the 2009 accruals, required less cash in 2011 to pay the 2010 accruals due to lower incentive compensation accruals recorded as of December 31, 2010, and have increased these accruals again in 2011. These changes resulted in an increase of $13.0 million in cash from working capital, which was partially offset by a $3.5 million decrease in cash from working capital relating to unbilled receivables. The increase in unbilled receivables is due to our increase in revenues from our participation in the Medicare RAC program, for which we generally cannot invoice until the cash is collected by the primary contractors for whom we operate as a subcontractor. The increase in unbilled receivables was also due to increases in revenues from recovery audit clients for which we have agreed not to invoice the clients until a later date even though we have already earned the related revenues. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this Form 10-Q.

We incurred operating losses from our healthcare claims recovery audit services within our New Services segment of approximately $3.8 million and $3.9 million during the first nine months of 2011 and 2010, respectively, primarily related to the Medicare RAC program. As of September 30, 2011, we had unbilled receivables of $2.4 million, deferred costs (included in other current assets) of $1.1 million, as well as capitalized software development costs and other fixed assets associated with this program. These losses and investments have had a significant negative impact on our liquidity and cash flows. We expect to continue to increase receivables and other current assets, and incur capital expenditures relating to this program in the fourth quarter of 2011 and into 2012. However, we increased claim submission levels in the third quarter of 2011 and now believe that we will generate sufficient revenues to enable us to decrease these losses or generate profits from this program in future periods.

Investing Activities and Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011 and 2010 amounted to $7.3 million and $6.6 million, respectively. Net cash used for property and equipment capital expenditures was $6.1 million and $5.2 million during the nine months ended September 30, 2011 and 2010, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, redesign our recovery audit services delivery model to reduce our cost to serve, and improve our processes to generate efficiencies in the performance of our healthcare claims recovery audit procedures.

Capital expenditures are discretionary and we currently expect future capital expenditures to continue at slightly reduced levels over the next several quarters as we continue to enhance our service delivery capabilities. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

In February 2010, the Company acquired all of the issued and outstanding capital stock of Etesius Limited for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and payment of obligations on behalf of Etesius shareholders of $0.3 million that we paid in February 2010. Business acquisitions of $0.7 million in the nine months ended September 30, 2011 consists of payments made to acquire the assets, principally work in progress, of a former associate model entity as part of our initiative to migrate European recovery audit teams to an employee model.

Financing Activities and Interest Expense. Net cash used in financing activities was $4.4 million for each of the nine months ended September 30, 2011 and 2010. During the first nine months of 2011, we made mandatory payments totaling $2.3 million on our new term loan, received $0.3 million in proceeds from stock option exercises and paid $1.1 million for restricted stock remitted by employees as payment for taxes they incurred upon vesting of their restricted stock. As described in more detail below, in January 2010, we entered into a new $15.0 million term loan, the proceeds of which were used to repay the remaining $14.1 million of outstanding principal from the Ableco LLC term loan and to pay $0.5 million of the loan costs we incurred in connection with the new SunTrust credit facility.

Payments of deferred acquisition consideration of $1.5 million in the 2011 period include earn-out payments we made relating to the acquisitions of First Audit Partners LLP (“FAP”) and The Johnsson Group. Payments of deferred acquisition consideration of $2.0 million in the 2010 period include deferred payments required as part of the FAP acquisition.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at September 30, 2011 was $8.9 million. We had no borrowings outstanding under the SunTrust revolver as of September 30, 2011.

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

Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.72% at September 30, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

Off Balance Sheet Arrangements

As of September 30, 2011, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2011, we recognized $4.7 million and $14.9 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.5 million and $1.5 million, respectively, for the three and nine months ended September 30, 2011.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $9.8 million outstanding under a term loan and $8.9 million of calculated borrowing availability under our revolving credit facility as of September 30, 2011, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.72% at September 30, 2011. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

In order to mitigate some of this interest rate risk, we entered into an interest rate swap agreement with SunTrust Bank in October 2010 under which we pay additional interest on a notional amount of $3.8 million through December 31, 2013 to the extent that the one-month LIBOR rate is below 1.23%, and receive payments from SunTrust Bank to the extent the index exceeds this level. The notional amount is equal to the final two payments due under the term loan in December 2013 and January 2014. Currently, one–month LIBOR is below 1.23% and we are paying a minimal amount of additional interest under this agreement. Should one–month LIBOR rates increase above the 1.23% level, we will incur additional interest expense on all of the amounts outstanding under our credit facility, but will offset a portion of this additional expense with the income we earn from the swap agreement.

Item 4.     Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2011:

2011	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 – July 31	2,163	$ 6.52	—	$ —
August 1 – August 31	—	$ —	—	$ —
September 1 – September 30	5,915	$ 5.24	—	$ —

	8,078	$ 5.58	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

10.1	Eighth Amendment, dated August 4, 2011, to the Registrant’s Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated as of August 9, 2000, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011).

10.2	Revolving Credit and Term Loan Agreement dated as of January 19, 2010, by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc.) and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as co-borrowers, the lenders from time to time party thereto, SunTrust Bank, as issuing bank, and SunTrust Bank, as administrative agent.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2011.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2011.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2011.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 7, 2011	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

November 7, 2011	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)