Form 10-K
period 2011-12-31
PRGX GLOBAL, INC.
filed 2012-03-15
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐    Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer    ☐    Small reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2011, of common shares of the registrant held by non-affiliates of the registrant was approximately $141.9 million, based upon the last sales price reported that date on The Nasdaq Global Market of $7.15 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Common shares of the registrant outstanding as of February 27, 2012 were 25,088,505.

Documents Incorporated by Reference

Part III: Portions of Registrant's Proxy Statement relating to the Company’s 2012 Annual Meeting of Shareholders.

PRGX Global, Inc.

FORM 10-K

December 31, 2011

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

•	revenues that do not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenues from our core accounts payable recovery audit services;

•	changes to revenues from our Medicare audit recovery work due to a number of pressures and uncertainties affecting Medicare spending generally and over which we have little or no control;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel;

•	our inability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenues;

•	the highly competitive environments in which our recovery audit services and analytics and advisory services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with our financial covenants;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which we have little or no control.

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

PRGX Global, Inc., together with its subsidiaries, is an analytics-powered information and professional services firm based in the United States of America (“U.S.”). PRGX Global, Inc. was incorporated in the State of Georgia in 1996. At the heart of our client services portfolio is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes and increasing profitability. In 2010, we rebranded the Company as “PRGX” and adopted the tagline “Discover Your Hidden Profits.”

We currently provide services to clients in 38 countries, and conduct our operations through three reportable operating segments: Recovery Audit Services — Americas, Recovery Audit Services — Europe/Asia-Pacific and New Services. The Recovery Audit Services — Americas segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services — Europe/Asia-Pacific segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment represents healthcare claims recovery audit services and our analytics and advisory services. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 4 — Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our core business is “recovery audit,” a service based on the mining of a tremendous amount of our clients’ purchasing data, looking for overpayments to their third-party suppliers. Most of our large retail clients in mature geographic markets employ their own internal staff to audit and recover overpayments to suppliers, engaging us as a supplement to this internal function. For other clients, including some large and mid-size retailers and our “commercial” (non-retail) clients, we serve as the complete outsourced provider of this standard function. We process over 1.5 million client files each year, including purchase orders, receipt and shipment data, invoices, payables data and point of sales data, and, at any point in time, have over 6 petabytes of client data available for analysis.

Our healthcare claims recovery audit services involve the identification of overpayments and underpayments made to healthcare providers such as hospitals and physicians’ practices. We identify such improper payments by using various methods, including proprietary methods which are comparable to the proprietary techniques we developed through many years of performing other types of recovery audits involving massive volumes of transaction data. Auditing medical claims data requires that we maintain a staff of healthcare professionals with in-depth expertise in healthcare procedures and billing processes.

Our analytics and advisory services target client functional and process areas where we have established expertise, enabling us to provide services to senior finance executives to optimize working capital, reduce enterprise costs, transform the finance function and improve corporate performance. Recovery audit services operate in a mindset of continuous improvement, i.e., reporting on the over-payment “categories” and their root causes. Our advisory services teams are well-positioned to help clients resolve many of the root causes of errors identified as part of our recovery audit services. Our analytics services teams enhance our client value propositions relating to spend analytics and sourcing/procurement excellence. We use the data from our clients to create spend reporting at the line-item level of detail, a capability that many of our clients do not possess in-house. This information enables us to assist clients with supplier rationalization, collaborative purchasing, strategic sourcing and procurement transformation, all of which can dramatically enhance the clients’ bottom lines.

We provide certain of our insights through web-based technologies using the “SaaS” (software as a service) delivery model. Our SaaS model uses a periodic license fee allowing customers to tailor service levels such as frequency of data refresh and scope of reporting outputs. Our range of software-based solutions extends to fraud prevention and compliance reporting, control monitoring and contract management. As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to incubate new actionable insight solutions in retail and healthcare, as well as to develop custom analytics services. Taken together, our software capability and solutions provide multiple routes to helping our clients achieve greater profitability.

The PRGX Strategy and Client Value Propositions

During 2009, our executive management team performed an extensive review of our competitive advantages and marketplace opportunities and developed a revised business strategy for growth. The five components of this growth strategy are:

1.	grow the accounts payable recovery audit business;
2.	trailblaze accountability in healthcare;
3.	expand data mining for profitability;
4.	broaden our services footprint; and
5.	build a strong team with a high-performance culture.

These elements of our growth strategy represent our plans to reinvigorate our core business while significantly expanding our services portfolio. The go-to-market strategy is built on a competency foundation that includes data mining, audit/forensics capabilities, finance and procure-to-pay business process expertise, and a proprietary business intelligence platform. We now refer to these as our core capabilities of “Audit, Analytics and Advice.” We believe that we can combine these core capabilities effectively to discover and deliver hidden profits for our clients, enabling the creation of a new service category in the professional services marketplace: Profit Discovery™.

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

To facilitate growth in the accounts payable recovery audit market, we have reintroduced a dedicated sales force. In addition, we have increased our focus on the quality of our client relationships and management of our existing client accounts. We also have established alliance agreements with several third-party service providers to allow us to offer our clients a comprehensive suite of recovery audit services beyond accounts payable to include tax, real estate, and telecommunications audits. The new service offerings made possible by these alliance partners broaden the scope of audits with existing clients, and we expect them to help us establish new client relationships and business opportunities around the globe. With a keen focus on business development and audit strategy, we succeeded in growing our recovery audit business in 2011 for the first year-over-year increase in revenues since 2002. We believe we will continue to grow recovery audit revenues in 2012.

Next-Generation Recovery Audit, one of our five Customer Value Propositions, aims to build on these improvements by delivering a better recovery audit service to our clients. We have completed the initial development of our Next-Generation Recovery Audit business model and implemented it in several client teams in 2011. Through this model, we are introducing innovation in best practices for recovery audit, increasing the quality and consistency of service and implementing sophisticated central data storage, audit technologies and tools. These improvements also enabled us to lower our cost of delivering our services in 2011, and we believe that we will realize further improvements in 2012.

Key to serving clients more efficiently and cost-effectively under our Next-Generation Recovery Audit service delivery model is success in our offshoring initiative. In 2010, we established our operations in Pune, India, and now have over 140 employees in India, providing business analytics, information technology and other support services to our client teams in other parts of the world. By lowering our cost of delivery, we are significantly expanding the addressable target market for our recovery audit services. Historically, much of our recovery audit focus has been on clients in the retail industry due to the enormous volumes of transactions engaged in by these clients. With the improvements in our service delivery model that we are building into Next-Generation Recovery Audit, we believe we can compete more effectively in our core retail market, and also can profitably expand our service offerings to industries such as manufacturing, energy, financial institutions and transportation and logistics. We further enhanced our capabilities in this area with our December 2011 acquisition of Business Strategy, Inc. (“BSI”). We acquired BSI for the scale and efficiencies we believe it will deliver to us in the commercial recovery audit arena. Building on this acquisition, we are now creating a world-class shared service center in Grand Rapids, Michigan.

Trailblaze Accountability in Healthcare

The primary focus of our Healthcare Claims Recovery Audit services to date has been the auditing of Medicare spending as part of the legislatively mandated Medicare recovery audit contractor (“RAC”) program of the Centers for Medicare and Medicaid Services (“CMS”), the federal agency that administers the Medicare program. From March 2005 through March 2008, we were one of three recovery audit contractors that participated in CMS’s Medicare RAC demonstration project. Under the demonstration project, we were responsible for auditing Medicare spending in the State of California. Two other contractors were responsible for auditing Medicare spending in Florida and New York. Under CMS’s national Medicare RAC program, we are operating as a subcontractor in three of the national Medicare RAC program’s four geographic regions. The principal services we provide as part of the Medicare RAC program involve the identification of overpayments and underpayments made by Medicare to healthcare providers, such as hospitals and physicians’ practices. We identify such improper payments by using various methods, including proprietary methods that are comparable to the proprietary techniques we developed through many years of performing other types of recovery audits involving massive volumes of transaction data.

Our second Customer Value Proposition, Healthcare Claims Recovery Audit, drives our growth strategy in healthcare — to execute with excellence our role in the Medicare RAC program, and leverage our healthcare services infrastructure to expand recovery audit services to other healthcare payers. We have invested heavily in the infrastructure and tools required to execute our Medicare RAC program subcontracts and believe much of this infrastructure can be applied to the audit of medical claims paid by other healthcare payers.

As a result of health care reform in the U.S., as reflected in the Patient Protection and Affordable Care Act, which became law in 2010, recovery auditing of medical claims is now mandated for state Medicaid programs. As the opportunities to serve these state Medicaid programs emerge, we are focusing our efforts on opportunities where our capabilities are a good match for the scope and administration of a state’s Medicaid program. With these filters in place, we have already selectively competed in a number of state Medicaid procurements. We were awarded the Medicaid RAC contract for the State of Mississippi and have begun associated audit activities. We also were recently notified that we have been awarded the Medicaid RAC contract for an additional state, but the contract is not yet in place.

In addition to audits of medical claims under the Medicare and Medicaid programs, we believe that private payers, including health insurance companies, represent a significant opportunity for our recovery audit services, and that we are well-positioned to further grow our healthcare claims recovery audit business by focusing on the private payer market. We currently are focusing our sales capabilities on the numerous opportunities for sales of healthcare claims recovery auditing on behalf of government entities and plan to expand this focus to include private payers and self-insured employers.

Expand Data Mining for Profitability

In 2010, we launched Profit Optimization, an integrated set of analytics and advisory services across drivers of client profitability other than the recovery of overpayments. Our current Profit Optimization CVPs are Spend Optimization, Fraud Prevention & Compliance, and Profit Performance Optimization. We continue to enhance our client value proposition around spend analytics and sourcing/procurement excellence. In our third CVP, Spend Optimization, we analyze line-item purchasing detail and provide insights from that analysis to our clients. This information enables our clients to better manage their businesses by improving their ability to bundle their spend dollars, source their direct and indirect goods globally, negotiate better terms with their suppliers and vendors, organize their procurement organizations and implement better internal processes and controls.

Our fourth CVP, Fraud Prevention & Compliance, leverages the unique insights we gain from working closely with our clients in finance, audit and loss prevention and the sophisticated proprietary audit tools we use to mine clients’ data to discover where there is a risk of fraud or abuse. Through these services, we help clients protect their organization’s assets, and our reports document and record their proactive efforts to develop an effective fraud management program that anticipates, prevents, detects and remedies fraud and abuse.

Broaden Our Services Footprint

Senior executives of complex organizations regularly require external help to identify and maximize profit improvement opportunities. Our advisory services combine data analytics with deep functional expertise and a practical hands-on approach to help these client executives improve their operating margins.

Profit Performance Optimization, our fifth CVP, leverages these capabilities and our long-standing client relationships by providing services including working capital optimization, corporate performance management, enterprise cost reduction and finance transformation to senior finance executives. These services focus on improving the profitability of our clients’ procure-to-pay cycle and on merchandise optimization.

Build a Strong Team with a High-Performance Culture

The final element of our strategy is to become a magnet for global talent and expertise relevant to our service lines and operations. As part of our overall transformation, we are building a culture of results-oriented performance and collaboration, and an environment that promotes innovation and knowledge sharing. This transformation is crucial to ensure that we capture, understand, and deploy the very best practices consistently across every client globally. In addition, we have maintained our increased focus on recruiting as is evident by our recent hiring of several managing directors in our analytics and advisory service line and senior leadership in our healthcare claims recovery audit service line. The success of our growth strategy is predicated on continuously improving the capabilities of our client-facing personnel who identify the levers to add to clients’ profitability and effectively position all of our service offerings.

Update on Our Strategy Execution

We now have completed the first year since the implementation of our growth strategy, and we are encouraged by the success we have achieved to date. In 2011, our accounts payable recovery audit business generated the first year-over-year increase in revenues since 2002. Further, we accomplished this important milestone while also reducing our cost of revenues as a percentage of revenues in these segments. These improvements in financial performance occurred while we were making significant investments in our accounts payable recovery audit segments, including re-implementing a sales force, establishing and expanding offshore capabilities, completing strategic acquisitions and developing our Next-Generation Recovery Audit service delivery model. We will continue to drive toward increasing our revenues and lowering our costs as a percentage of revenues in accounts payable recovery audit.

Our healthcare claims recovery audit business grew significantly in both 2010 and 2011, although we incurred losses in this new service line in each of those years. However, this unit exceeded our revenue expectations in the second half of 2011, and we anticipate that we will achieve operating profits in this service line in 2012.

We also grew our analytics and advisory services business over the past three years, both organically and through acquisitions. We have acquired, developed and improved the tools we use in performing these services. The acquisitions we completed in this area also helped us to broaden our services footprint and provide extensive services to our clients and prospective clients. We believe our recent success in adding new clients and improving client retention rates in our recovery audit businesses is due in part to these additional service offerings, although these benefits are not reflected in the New Services segment.

In the fourth quarter of 2011, we hired several senior leaders in both our analytics and advisory services business and our healthcare claims recovery audit business. These new additions demonstrate our commitment to building a strong team with a high-performance culture.

Collectively, these changes reflect our transformation from essentially a one-product, one-industry provider to an analytics-powered information and professional services firm. We believe that Profit Discovery™, our combination of audit, analytics and advisory capabilities, represents a new category of business services that will enable us to provide greater value to our existing clients and to expand our reach into new clients and industries.

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

Recovery auditing is a business service focused on finding overpayments created by these errors. We are the leading worldwide provider of recovery audit services, principally to large businesses and government agencies having numerous payment transactions and complex purchasing/payment environments. These businesses and agencies include:

•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers, such as manufacturers, financial services firms, and pharmaceutical companies;

•	healthcare payers, both private sector health insurance companies and state and federal government payers such as CMS; and

•	federal and state government agencies other than government healthcare payers.

Under virtually all of our recovery audit contracts, we receive a percentage of overpayments and other savings that we identify and that our clients recover or realize. We generate the substantial majority of our revenues from accounts payable recovery audit services that we provide to retail clients. These audit services typically recur annually and are the most extensive of our recovery audit services, focusing on numerous recovery categories related to procurement and payment activities, as well as client/vendor promotions and allowances. These audits typically entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing and deal documentation, emails, and payment data. Recovery audits for larger retail clients often require year-round on-site work by multi-auditor teams.

In addition to these retail clients, we also provide accounts payable recovery audit services to clients in other industries. We typically refer to these clients as our “commercial clients.” Services to these types of clients to date have historically tended to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences, and are typically relatively short in duration. Accordingly, the revenues we derive from a given commercial client may change markedly from year to year.

The recovery audit services we provide to our retail and commercial clients involve the identification of overpayments relating to purchases. We also provide recovery audit services relating to healthcare claims which involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers, such as hospitals and physicians’ practices. Auditing medical claims data requires in-depth expertise in healthcare procedures and billing processes. Due to the different expertise necessary to provide healthcare claims recovery audit services, we include the results of our operations in this area in our New Services segment rather than in one of our two recovery audit services segments.

Some organizations (primarily large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge and focused technologies. In the U.S., Canada, the United Kingdom and France, large retailers routinely engage independent recovery audit firms as a standard business practice. In other countries, large retailers and many other types of businesses also engage independent recovery audit firms, but this practice is less common.

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

•

Increased Role of Email Documentation in Client Transaction Data. Clients and vendors increasingly document transaction terms in email correspondence that is not integrated into their financial systems and increases opportunities for errors. To efficiently identify these errors, recovery audit firms must use sophisticated tools that are able to ingest and search through massive volumes of emails to identify potential errors that then are investigated by the auditors. A comprehensive recovery audit requires the effective use of email search tools and techniques.

•

Increasing Number of Auditable Claim Categories. Traditionally, the recovery audit industry identified simple, or “disbursement,” claim types such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which these companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit, as the underlying transaction data is difficult to access and recognizing mistakes is complex. Recovery audit firms such as PRGX with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated, or “contract compliance,” claim categories.

•	Globalization. As the operations of major retailers and other business enterprises become increasingly global, they often seek service providers with a global reach.

•

Consolidation in the Retail Industry. Retailer consolidation continues in both the U.S. and internationally. As retailers grow larger, vendors become more reliant on a smaller number of retailer customers, and, as a result, the balance of power favors retailers rather than their vendors. This dynamic creates an environment that allows retailers to assert overpayment claims more easily.

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

•

Move Toward Standard Auditing Practices. Increasingly, our client’s vendors are insisting on the satisfaction of certain conditions, such as clearer post-audit procedures, better documentation and electronic communication of claims, before accepting the validity of a claim.

We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and faster approvals and deductions of claims.

Clients

PRGX provides its services principally to large and mid-sized businesses and government agencies having numerous payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 30.2% of our revenues in 2011, 31.3% in 2010 and 29.9% in 2009. Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 10.2% of our revenues in 2011, 12.1% in 2010 and 12.3% in 2009.

Client Contracts

PRGX provides services to its clients pursuant to contracts. Our compensation under recovery audit service contracts generally is stated as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Recovery audit clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors or service providers, or (b) receiving refund checks directly from those vendors or service providers. Industry practice generally dictates the manner in which a client receives a recovery audit claim. In many cases, we must satisfy client-specific procedural guidelines before we can submit recovery audit claims for client approval. For services such as advisory services, client contracts often provide for compensation to us in the form of a flat fee, or fee rate per hour, or a fee per other unit of service.

Most of our contracts provide that the client may terminate the contract without cause prior to the completion of the term of the agreement by providing relatively short prior written notice of termination. In addition to being subject to termination for material default, our Medicare RAC program subcontracts are subject to termination or partial termination for convenience to the extent all or any portion of the work covered by the associated Medicare RAC prime contract is eliminated by CMS, or to the extent our performance of the subcontract results in an organizational conflict of interest that is not mitigated or able to be mitigated after joint consultation among CMS, the Medicare RAC prime contractor and PRGX.

Technology

PRGX uses advanced, proprietary information systems and processes and a large-scale technology infrastructure to conduct its audits of clients’ payment transactions. Because of the ever-increasing volume and complexity of the transactions of our clients, we believe that our proprietary technology and processes serve as important competitive advantages over both our principal competitors and our clients’ in-house internal recovery audit functions. To sustain these competitive advantages, we continually invest in technology initiatives to deliver innovative solutions that improve both the effectiveness and efficiency of our services.

We aim our data acquisition, data processing and data management methodologies at maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing accuracy. At the beginning of a typical recovery audit engagement, we use a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, digital media or paper. For paper-based data, we use a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt of the data, we secure, catalogue, back up and convert it into standard, readable formats using third party and proprietary tools.

Our technology professionals clean and map massive volumes of client data, primarily using high performance database and storage technologies, into standardized layouts at one of our data processing facilities. We also generate statistical reports to verify the completeness and accuracy of the data.

We then process the data using proprietary algorithms (business rules) leveraging over thirty years’ experience to help uncover patterns or potential problems in clients’ various transactional streams. We deliver this data with a high probability of transaction errors to our auditors who, using our proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. We also maintain a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years, to facilitate the identification of additional recovery opportunities and provide recommendations for process improvements to clients.

Once we identify and validate transaction errors, we present the information to clients for approval and submission to vendors as “claims.” We offer a web-based claim presentation and collaboration tool, which uses proprietary imaging technology to help the client view, approve and submit claims to vendors.

In providing our spend analytics services, we use proprietary algorithms and technologies to clean and classify a client’s vendor spend data down to the line item level. We then are able to present this information to the client as a multi-dimensional data cube over a web-based interface. We believe these proprietary algorithms and technologies provide us with a competitive advantage over many of our competitors.

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

Proprietary Rights

From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We consider the costs associated with these activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $3.4 million in 2011, $3.2 million in 2010 and $1.8 million in 2009.

We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Discover Your Hidden Profits®, PRG-Schultz®, imDex®, Profit Discovery™, AuditPro™, SureF!nd™, DirectF!nd™, claimDex™, PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, PRGX DealTrax™, PRGX MailTrax™, PRGX FraudTrax™, and PRGX SpendTrax™.

Competition

Accounts Payable Recovery Audit

We believe that the principal providers of domestic and international accounts payable recovery audit services in major markets worldwide consist of PRGX, one substantial competitor, and numerous other smaller competitors. The smaller recovery audit firms generally do not possess multi-country service capabilities and do not have the centralized resources or broad client base required to support the technology investments necessary to provide comprehensive recovery audit services for large, complex accounts payable systems. These smaller firms, therefore, are less equipped to audit large, data-intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources and may lack the experience and knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, we believe that compared to most other firms providing accounts payable recovery audit services, PRGX has competitive advantages based on its national and international presence, well-trained and experienced professionals, and advanced technology.

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

•	Firms that offer a hybrid of audit software tools and training for use by internal audit departments, or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery audit services for discrete sectors such as sales and use tax or real estate.

Other Providers of Recovery Audit Services. The major international accounting firms provide recovery audit services; however, we believe their practices tend to be primarily focused on tax-related services.

Healthcare Claims Recovery Audit Services

A number of national and regional private payers have developed their own post-payment recovery audit capabilities. Nevertheless, these private payers typically also retain or engage one or more third party post payment audit service providers. The competitive landscape in the healthcare claims recovery audit includes:

•	Firms that provide recovery audit services across multiple industries including healthcare;

•	Firms that provide healthcare IT solutions and services to both the government and private payers; and

•	Firms that contract with federal and state governments’ integrity programs.

Analytics and Advisory Services

Our analytics and advisory services business faces competition from regional and local consulting firms; privately and publicly held worldwide and national firms; large, well-known ERP software vendors; procurement-specific software providers and smaller, very specialized analytics providers. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. We believe that we differentiate ourselves from our competitors by virtue of synergies with our analytics capabilities and our direct channel to existing accounts payable recovery audit clients.

Regulation

Various aspects of our business, including, without limitation, our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in both the U.S. and internationally. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to our healthcare claims recovery audit work. Internationally, we must comply with the European Data Protection Directive that various members of the European Union have implemented, as well as with data protection laws that exist in many of the other countries where we have a presence. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to our reputation or in certain circumstances, criminal penalties.

Employees

As of January 31, 2012, PRGX had approximately 1,600 employees, of whom approximately 750 were in the U.S. The majority of our employees are involved in the audit function. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are satisfactory.

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

We also post certain corporate governance materials, including our Board of Directors committee charters and our Code of Conduct and Code of Ethics For Senior Financial Officers, on our website under the heading “Corporate Governance” on the “Investors” page. From time to time, we may update the corporate governance materials on our website as necessary to comply with rules issued by the SEC or NASDAQ, or as desirable to further the continued effective and efficient governance of our company.

ITEM 1A.	Risk Factors

Revenues from our accounts payable recovery audit business declined for several years through 2010. We must successfully execute our recovery audit growth strategy in order to increase our revenues, and must lower our cost of delivery in order to maintain profitability.

Over time, our clients tend to resolve recurring transaction processing deficiencies. In addition, many of our clients have an internal staff that audits the transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify many overpayments themselves and reduce some of our audit recovery opportunities. Based on these and other factors, including competitive rate pressures and loss of clients from time to time, without improved audit execution and acquisition of new clients, we believe that our accounts payable recovery audit business will experience revenue declines and may incur losses.

We depend on our largest clients for significant revenues, so losing a major client could adversely affect our revenues and liquidity.

We generate a significant portion of our revenues from our largest clients. Our five largest clients collectively accounted for approximately 30.2% of our annual revenues in 2011, 31.3% in 2010 and 29.9% in 2009. Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 10.2% of our total revenues in 2010, 12.1% in 2010 and 12.3% in 2009. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.

Our growth strategy may not be successful.

As discussed in Item 1 “The PRGX Strategy,” our objectives are to build on our position as the leading worldwide provider of recovery audit services and to develop and grow our analytics and advisory services businesses. Our strategic plan to achieve these objectives focuses on efforts designed to maintain our dedicated focus on clients and rekindle our growth. These efforts are ongoing, and the results of the strategy will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenues and improved financial performance as planned.

The terms of our credit facility place restrictions on us, which create risks of default and reduce our flexibility.

Our current credit facility contains a number of affirmative, negative, and financial covenants that limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our secured credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.

Our ability to make payments due on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient to make these payments, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreements may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could materially and adversely affect our business, results of operations and financial condition.

We have incurred and will continue to incur significant costs in establishing the necessary resources to provide services for Medicare, Medicaid and other healthcare claims audit recovery work. Furthermore, revenues from our Medicare, Medicaid and other healthcare claims audit recovery work lag significantly behind these costs and may not justify the costs incurred.

We have expended substantial resources in connection with preparing for and providing healthcare claims recovery audit services, including those under CMS’s Medicare RAC program. We continue to incur significant costs relating to our healthcare claims recovery audit services business, including our participation as a subcontractor in the national Medicare RAC program. We incurred operating losses of approximately $4.5 million, $4.8 million and $4.0 million during the years ended December 31, 2011, 2010 and 2009, respectively, in connection with our healthcare claims recovery audit work. In addition, as a result of the complex regulations governing many healthcare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations under the Medicare RAC program, the terms of the Company’s Medicare RAC subcontracts and the complexity of Medicare and other healthcare data, systems and processes, generally, it is more difficult and takes longer to achieve recoveries from healthcare claims recovery auditing than in other areas of our recovery audit business.

Our participation in the Medicare recovery audit program is as a subcontractor, and, consequently, is subject to being reduced or eliminated should our subcontracts be terminated or should the prime contractors with whom we have contracted have their prime contracts with CMS terminated or should those contracts expire.

Under CMS’s Medicare recovery audit contractor program, we are participating as a subcontractor in three of the program’s four geographic regions. Accordingly, we have entered into three separate subcontracts with the prime contractors and are not directly contracting with CMS. Under these circumstances, we generally bear the risk that the prime contractors will not meet their performance obligations to CMS under the prime contract, that the prime contractors will not pay us amounts due under the subcontracts and that the prime contractors will seek to terminate our subcontracts or otherwise minimize our role in the Medicare RAC program. Furthermore, the failure of a prime contractor to perform its obligations to CMS could result in the termination of the associated contract with CMS, which would, in turn, result in the termination of our subcontract. Additionally, CMS could choose not to exercise its option to extend its contract with any of the prime contractors at the end of any one-year term, which would also, in turn, result in our subcontract with that prime contractor expiring. The termination or expiration of any of these subcontracts or the failure of the prime contractors to make required payments to us could have a material adverse effect on our business, financial condition and results of operations.

Recovery auditing of Medicare and Medicaid spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenues from this business.

As contrasted with recovery auditing for our retail and commercial clients, recovery auditing of Medicare and Medicaid spending is legislatively mandated and is subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the Medicare and Medicaid recovery audit programs. We expect these efforts and political pressures to be ongoing throughout the life of these programs. During 2007, for example, a number of significant developments resulted from these efforts. In October 2007, CMS implemented a temporary “pause” in our review under the Medicare RAC demonstration program of certain payments made to rehabilitation hospitals. Further, in November 2007, legislation was introduced in Congress proposing a one-year halt to CMS’s Medicare RAC demonstration program and calling for an assessment of the program by the U.S. Government Accountability Office. Although the referenced legislation was not passed, and the national Medicare RAC program is in place, similar legislative efforts to delay or eliminate RAC programs could emerge at any time, and management is unable to assess the prospects for the success of any such efforts. If federally mandated recovery audit programs are significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenues, operating results and financial condition could be materially and adversely affected.

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

Cyber-security incidents, including data security breaches or computer viruses, could harm our business by disrupting our delivery of services, damaging our reputation or exposing us to liability.

We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, (iii) expose us to liability to our clients, third parties or government authorities, and (iv) cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, results of operations and financial condition.

Operational failures in our data processing facilities could harm our business and reputation.

An interruption of data processing services caused by damage or destruction of our facilities or a failure of our data processing equipment could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we also may be liable to third parties or our clients because of such interruption. These risks would increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations and financial condition.

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

Recent economic conditions which have adversely impacted the U.S. retail industry may continue to have a negative impact on our revenues. Since we generally audit our clients’ purchases up to 15 months in arrears, we cannot yet determine if we have experienced the full impact of the recent economic downturn on our business and revenues. Although retail industry economic conditions have improved from recent levels, our revenues may continue to be impacted negatively by the general retail environment. Specifically, client liquidity and the liquidity of client vendors can have a significant impact on claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.

If a client files for bankruptcy, we could be subject to an action to recover certain payments received in the 90 days prior to the bankruptcy filing known as “preference payments.” If we are unsuccessful in defending against such claims, we would be required to make unbudgeted cash payments which could strain our financial liquidity, and our earnings would be reduced.

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

Operations outside the U.S. generated approximately 47.3% of our annual revenues in 2011, 49.7% in 2010 and 45.9% in 2009. These international operations are subject to numerous risks, including:

•	greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•

fluctuations in currency exchange rates, particularly weaknesses in the British pound, the euro, the Canadian dollar, the Mexican peso, the Brazilian real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenues and earnings;

•	costs associated with adapting our services to our foreign clients’ needs;

•	unexpected changes in regulatory requirements and laws;

•	expenses and legal restrictions associated with transferring earnings from our foreign subsidiaries to us;

•	difficulties complying with a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employee welfare;

•	business interruptions due to widespread disease, potential terrorist activities, or other catastrophes;

•	reduced or limited protection of our intellectual property rights;

•	longer accounts receivable cycles; and

•	competition with large or state-owned enterprises or regulations that effectively limit our operations and favor local competitors.

Because we expect a significant portion of our revenues to continue to come from operations outside the U.S., and expect to continue transitioning certain of our operations to locations outside the U.S., the occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.

In 2011, our European operations accounted for approximately 29.3% of our consolidated revenues. There have been continuing concerns and uncertainties regarding the stability of the European economies. A decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.

Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where 8% of our employees were located at December 31, 2011. India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in several major Indian cities. Although the relations between the two countries generally have been improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.

Our recovery audit services and analytics and advisory services businesses operate in highly competitive environments and are subject to pricing pressure.

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

Our analytics and advisory services business also has numerous competitors varying in size, market strength and specialization. This business faces fierce competition, in some cases, from firms who have established and well-known franchises and brands. Frequently, this business must compete not only on service quality and expertise, but also on price. Intense price competition faced by this service line could negatively impact our profit margins and have a potential adverse effect on our business, financial condition and results of operations.

Our client contracts generally contain provisions under which the client may terminate our services prior to the completion of the agreement.

Many of our client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide services for our clients through the entire terms of their respective agreements. If clients representing a significant portion of our revenues terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenues and earnings from such contracts and this would have a material adverse effect on our operations and financial results. In addition, client contract terminations also could harm our reputation within the industry which could negatively impact our ability to obtain new clients.

Our failure to comply with applicable governmental privacy laws and regulations could substantially impact our business, operations and financial condition.

We are subject to extensive and evolving federal, state and foreign privacy laws and regulations. Changes in privacy laws or regulations or new interpretations of existing laws or regulations could have a substantial effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to the Company’s reputation, or in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial condition, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a wide range of interpretations. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

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

As of December 31, 2011, the Company’s goodwill and other intangible assets totaled $36.6 million. We must perform annual assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. Future annual impairment testing could result in a determination that our goodwill, other intangible assets or our long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.

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

Our common stock is currently traded on The Nasdaq Global Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2011, our stock traded as high as $8.39 per share and as low as $4.07 per share. Our stock price may increase or decrease in response to a number of events and factors, including:

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

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc. filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN). The Plaintiff alleges that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). The Plaintiff is seeking designation of this action as a collective action. In addition, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012 and have been engaged in pre-discovery discussions with the Plaintiff’s counsel. We intend to vigorously defend against these claims. The case is in the very preliminary stages, and we currently are unable to determine the likelihood or amount of any potential loss that may arise from this matter.

In addition, we are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends and limits the amount of our common stock that we may repurchase to $1.0 million on an annual basis. As of February 27, 2012, there were 209 holders of record of our common stock and management believes there were approximately 3,400 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2011 and 2010.

2011 Calendar Quarter	High	Low
1st Quarter	$6.64	$5.41
2nd Quarter	8.39	5.99
3rd Quarter	7.42	4.48
4th Quarter	6.23	4.07

2010 Calendar Quarter	High	Low
1st Quarter	$6.27	$5.01
2nd Quarter	6.93	3.60
3rd Quarter	5.75	4.00
4th Quarter	6.53	5.65

Issuer Purchases of Equity Securities

A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2011 is set forth below.

2011	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 – October 31	1,081	$5.41	—	$—
November 1 – November 30	—	$—	—	$—
December 1 – December 31	—	$—	—	$—

	1,081	$5.41	—	$—

(a)	All shares reported during the quarter were surrendered by an employee to satisfy tax withholding obligations upon vesting of restricted stock.

Performance Graph

Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2006 and shows total return on investment for the period beginning December 31, 2006 through December 31, 2011, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return

	12/06	12/07	12/08	12/09	12/10	12/11

PRGX Global, Inc.	100.00	107.13	51.00	73.88	79.13	74.38
NASDAQ Composite	100.00	110.38	65.58	95.27	112.22	110.58
RDG Technology Composite	100.00	115.01	65.30	105.06	118.52	118.29

ITEM 6.	Selected Financial Data

The following table sets forth selected consolidated financial data for the Company as of and for the five years ended December 31, 2011. The following data reflects the business acquisitions that we have completed through December 31, 2011. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2011 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.

Certain reclassifications have been made to the 2007 through 2010 consolidated financial data to conform it to classifications adopted in 2011.

The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data:
Revenues	$203,117	$184,081	$179,583	$195,706	$227,369
Operating expenses:
Cost of revenues	137,482	126,069	115,064	124,997	139,373
Selling, general and administrative expenses	49,102	40,735	40,390	36,455	62,950
Depreciation of property and equipment	5,401	4,903	3,505	2,991	4,879
Amortization of intangible assets	4,991	4,131	3,227	2,203	1,890
Operational restructuring expense	—	—	—	—	1,644

Total operating expenses	196,976	175,838	162,186	166,646	210,736

Operating income	6,141	8,243	17,397	29,060	16,633
Gain on bargain purchase, net (1)	—	—	(2,388)	—	—
Foreign currency transaction (gains) losses on short-term intercompany balances	417	422	(1,595)	3,283	(1,152)
Interest expense, net	1,616	1,305	3,025	3,245	13,815
Loss on debt extinguishment and financial restructuring	—	1,381	—	—	9,397

Income (loss) from continuing operations before income taxes	4,108	5,135	18,355	22,532	(5,427)
Income tax expense (2)	1,292	1,882	3,028	3,502	1,658

Income (loss) from continuing operations	2,816	3,253	15,327	19,030	(7,085)
Discontinued operations:
Earnings from discontinued operations, net of income taxes	—	—	—	—	20,215

Net earnings	$2,816	$3,253	$15,327	$19,030	$13,130

Basic earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.11	$0.14	$0.67	$0.87	$(0.62)
Earnings from discontinued operations	—	—	—	—	1.66

Net earnings	$0.11	$0.14	$0.67	$0.87	$1.04

Diluted earnings (loss) per common share:
Earnings (loss) from continuing operations	$0.11	$0.13	$0.65	$0.83	$(0.62)
Earnings from discontinued operations	—	—	—	—	1.66

Net earnings	$0.11	$0.13	$0.65	$0.83	$1.04

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$20,337	$18,448	$33,026	$26,688	$42,364
Working capital	16,071	17,678	18,479	10,512	16,998
Total assets	126,413	106,321	110,513	98,783	122,438
Long-term debt, excluding current installments	6,000	9,000	11,070	14,331	38,078
Total shareholders’ equity	$59,090	$48,843	$41,439	$22,710	$2,349

(1)	In July 2009, we acquired the business and certain assets of First Audit Partners LLP. The excess of the fair value of assets acquired over the purchase price resulted in a gain on bargain purchase for this acquisition. See Note 14 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(2)	Low effective tax rates in 2009 and 2008 are primarily attributable to reductions in the deferred tax asset valuation allowance. The low effective tax rate in 2007 is primarily attributable to the non-recognition of loss carry-forward benefits. See Note 1 (i) and Note 9 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We conduct our operations through three reportable operating segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes analytics and advisory services as well as healthcare claims recovery audit services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.

Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenues by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as certain of our analytics and advisory services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.

We earn the vast majority of our recovery audit revenues from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our recovery audit revenues to a lesser degree than they affect individual retailers due to several factors, including:

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

•

Nature of claims – the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount, rebate, marketing allowance and similar programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and

•

Timing – the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

While the net impact of the economic environment on our recovery audit revenues is difficult to determine or predict, we believe that for the foreseeable future, our revenues will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenues and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New Services segment which includes our healthcare claims recovery audit services and our analytics and advisory services. Our healthcare claims recovery audit services include services we provide as a participant in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”).

The investments we are making in connection with our growth initiatives have had a significant negative impact on our recent reported financial results. While we generated $14.4 million of incremental revenues in our New Services segment in 2011 compared to 2010, we continue to generate operating losses in this segment. However, our healthcare claims recovery audit services generated improved revenues in 2011 as compared to 2010. The improvement in revenues increased in the second half of 2011 and we believe we will continue to generate increasing revenues in 2012. Offsetting this improvement in healthcare claims recovery audit revenues in the second half of 2011 was a decline in revenues in our analytics and advisory services business. While we will continue to monitor the performance of the New Services segment and will focus on achieving profitability in this segment in the near future, we continue to believe in the growth potential of these services and the opportunity they represent for our Company. As a result, in the fourth quarter of 2011 and early in 2012, we invested in additional senior, market-facing talent in our analytics and advisory services and hired senior leaders for our healthcare claims recovery audit service line.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in our Consolidated Statements of Operations and Comprehensive Income for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
Statements of Operations Data:
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	67.7	68.5	64.1
Selling, general and administrative expenses	24.2	22.1	22.5
Depreciation of property and equipment	2.7	2.7	1.9
Amortization of intangible assets	2.4	2.2	1.8

Total operating expenses	97.0	95.5	90.3

Operating income	3.0	4.5	9.7
Gain on bargain purchase, net	—	—	(1.3)
Foreign currency transaction (gains) losses on short-term intercompany balances	0.2	0.2	(0.9)
Interest expense, net	0.8	0.7	1.7
Loss on debt extinguishment	—	0.8	—

Earnings before income taxes	2.0	2.8	10.2
Income tax expense	0.6	1.0	1.7

Net earnings	1.4%	1.8%	8.5%

Revenues. Revenues were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Recovery Audit Services – Americas	$115,807	$115,156	$121,561
Recovery Audit Services – Europe/Asia-Pacific	61,570	57,590	52,489
New Services	25,740	11,335	5,533

Total	$203,117	$184,081	$179,583

Total revenues increased by $19.0 million, or 10.3%, in 2011 and $4.5 million, or 2.5%, in 2010. Below is a discussion of our revenues for our three operating segments.

Recovery Audit Services – Americas revenues increased by 0.6% in 2011 and decreased by 5.3% in 2010. We experience changes in our reported revenues based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America positively impacted reported revenues in both 2011 and 2010. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2011 revenues decreased by 0.5% compared to an increase of 0.6% as reported, and 2010 revenues decreased by 7.5% compared to a decrease of 5.3% as reported.

The slight increase in our Recovery Audit Services – Americas revenues in 2011 was due to a number of factors. Revenues increased 7.7% due to new clients, new geographic territories for existing clients and a promotion from secondary auditor to primary auditor at a significant client. Growth in revenues from existing clients accounted for an increase of 1.6% and revenues from our acquisition of Business Strategy, Inc. (“BSI”) in December 2011 added another 0.6% to our revenues. These increases were offset primarily by discontinued clients and, to a lesser extent, demotions from primary auditor to secondary auditor and from restrictions on claim types imposed by certain clients.

Although we generated year over year increases in revenues in this segment for 2011, we experienced declining revenues in this segment in years prior to 2011 due to reduced liquidity of our clients’ vendors, competitive rate pressures, client attrition, and the impact of our clients developing and strengthening their own internal audit capabilities as a substitute for our services. To address these issues, offset their impact and generate growth in this segment, we began implementing several growth strategies in late 2009. We reinstituted a sales function in 2010, resulting in a significant increase in our client count in recent quarters. We continue to implement our service delivery model transformation designed to make our recovery audit process more cost efficient and effective. We concluded successful pilots of our new service delivery platform in 2011, and are planning to expand its use in 2012. We also are providing greater value to our existing and potential clients by offering adjacent services in the procure-to-pay value chain and to the CFO suite, and by capitalizing on our existing data mining and related competencies. While we are encouraged by some of our recent successes, we can provide no assurances that we will be able to build on them in the future or that we will be able to sustain our current revenue levels in this segment. We have completed our previously disclosed investment program; however, we believe that a certain level of ongoing investments will be necessary for us to continue to grow our revenues in the Recovery Audit Services – Americas segment.

Recovery Audit Services – Europe/Asia-Pacific revenues increased by 6.9% in 2011 and by 9.7% in 2010. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia positively impacted reported revenues in 2011 but adversely impacted reported revenues in 2010. On a constant dollar basis, adjusted for changes in FX rates, 2011 revenues increased by 1.5% compared to an increase of 6.9% as reported, and 2010 revenues increased by 12.8% compared to an increase of 9.7% as reported. The 2011 increase on a constant dollar basis consists of a 7.9% increase in revenues from new clients, partially offset by lower revenues from existing clients and a negligible loss from discontinued clients. The 2010 increase on a constant dollar basis consists of a 17.9% increase in revenues from existing clients and a small gain from new clients, partially offset by a loss in revenues from discontinued clients. As in our Recovery Audit Services – Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities. We intend to execute the same strategic initiatives for this segment as we are in the Recovery Audit Services – Americas segment.

New Services revenues increased by 127.1% in 2011 and increased by 104.9% in 2010. We generated these increases in both our analytics and advisory business and our healthcare claims recovery audit business. Approximately 40% of the increase in New Services revenues in 2011 and 2010 is attributable to incremental revenues associated with our acquisitions of Etesius Limited (“Etesius”) in February 2010 and TJG Holdings LLC (“TJG”) in November 2010. The remaining increases resulted from organic growth.

Growth in our analytics and advisory business was very strong through the first half of 2011, but revenues declined in the second half of the year compared to the first half of 2011. As part of our continuing investment in our New Services segment, we realigned this organization and hired three new managing directors in the fourth quarter of 2011. We anticipate that these new managing directors will begin to drive increasing revenues beginning in the second quarter of 2012. We expect our analytics and advisory business revenues to remain below 2011 levels in the first half of 2012, but to exceed 2011 levels in the second half of the year.

Growth in our healthcare claims recovery audit business is due primarily to our participation as a subcontractor in three of the Medicare RAC program’s four geographic regions. These revenues grew more slowly in the first half of 2011 than we had anticipated, but the growth accelerated in the third and fourth quarters and we believe this growth will continue into 2012. As in our analytics and advisory business, we hired additional leaders in our healthcare claims recovery audit business in the fourth quarter of 2011 and early in 2012. We expect these new leaders to help manage the growth and to improve our operating performance in this practice area.

Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers for our recovery audit and analytics and advisory services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenues. Beginning in 2011, we reclassified depreciation and amortization to present them separately from COR and selling, general and administrative expenses (“SG&A”). The COR and SG&A expenses presented below for 2010 and 2009 reflect these reclassifications.

COR expenses were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Recovery Audit Services — Americas	$64,946	$67,744	$67,056
Recovery Audit Services — Europe/Asia-Pacific	47,105	44,200	39,651
New Services	25,431	14,125	8,357

Total	$137,482	$126,069	$115,064

COR as a percentage of revenues for Recovery Audit Services — Americas was 56.1% in 2011, 58.8% in 2010 and 55.2% in 2009. The increase in COR as a percentage of revenues from 2009 to 2010 is partially attributable to a decline in revenue without a corresponding reduction in COR. We were investing in our various growth and other strategic initiatives, and included significant portions of these costs in Recovery Audit Services — Americas COR in 2010. Although we continued to make these investments in 2011, we began to realize the benefits of the investments and were able to increase revenues and still reduce COR by 4.1%. As we enter 2012, we continue to implement additional facets of our strategic initiatives, and believe we will continue to reduce COR as a percentage of revenues in the coming year.

COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific was 76.5% in 2011, 76.7% in 2010 and 75.5% in 2009. The slight changes in the gross margins in these periods primarily resulted from changes in the mix of audit revenues and from changes in our methods of providing audit services in Europe. We subcontract a significant portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn a lower gross margin from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. In 2011, we generated a greater percentage of our revenues in this segment from associate model audits, which changed the mix of our revenues and negatively impacted our gross margins. We migrated several of the larger audits to an employee model in 2011 and another in January 2012. Although we incur some increased costs during this migration process, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.

The slight increase in COR as a percentage of revenues in 2010 primarily resulted from deferred consideration attributable to the Etesius acquisition.

The higher COR as a percentage of revenues for Recovery Audit Services — Europe/Asia-Pacific (76.5% for 2011) compared to Recovery Audit Services — Americas (56.1% for 2011) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services — Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenues per client than those served by the Company’s Recovery Audit Services — Americas segment.

New Services COR relates primarily to costs of advisory services and costs associated with the Medicare RAC program subcontracts. New Services revenues exceeded COR by $0.3 million in 2011, but COR exceeded revenues by $2.8 million in each of 2010 and 2009 due primarily to our investments in the Medicare RAC program as well as our investments in our analytics and advisory services capabilities.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit and New Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances, and gains and losses on asset disposals. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.

SG&A in each of our segments previously included foreign currency transaction gains and losses, including the gains and losses related to short-term intercompany balances. Gains and losses result from the re-translation of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in FX rates have significantly impacted the amount of such gains and losses and likely will continue to do so in the future. In order to highlight the impact of these changes, we now classify the net foreign currency transaction gains and losses on short-term intercompany balances as a non-operating item excluded from operating income. The SG&A expenses presented below for 2010 and 2009 reflect this presentation.

SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Recovery Audit Services — Americas	$18,479	$16,448	$14,155
Recovery Audit Services — Europe/Asia-Pacific	4,627	4,764	5,717
New Services	4,907	2,608	762

Subtotal for segments	28,013	23,820	20,634
Corporate support	21,089	16,915	19,756

Total	$49,102	$40,735	$40,390

Recovery Audit Services — Americas SG&A increased 12.3% in 2011 and 16.2% in 2010. These increases resulted primarily from costs incurred in connection with the execution of our growth strategies. The 2011 increase also includes greater incentive compensation accruals and some incremental expenses resulting from our December 2011 BSI acquisition. The increase in 2010 was primarily a result of costs we incurred to build our sales and business development capabilities.

Recovery Audit Services — Europe/Asia-Pacific SG&A decreased 2.9% in 2011 and 16.7% in 2010. The 2010 decrease was primarily attributable to relatively lower severance costs and incentive compensation accruals. Although incentive compensation accruals increased in 2011, most other SG&A expenses decreased in 2011, resulting in the 2.9% decrease between years.

New Services SG&A increased 88.2% in 2011 and 242.3% in 2010. The increase in 2010 was attributable to the additional operating costs of our February 2010 acquisition of Etesius and our November 2010 acquisition of TJG, as well as higher costs relating to our performance of the Medicare RAC program subcontracts and additional sales and business development personnel. These acquisitions also resulted in increased expenses in 2011 due to the inclusion of the acquired entities for the full year in 2011 compared to only a partial year in 2010. In addition, during 2011, we hired additional resources for both our analytics and advisory business and our healthcare claims recovery audit business and incurred additional SG&A expenses associated with the additional personnel.

Corporate Support SG&A includes stock-based compensation charges of $5.1 million in 2011, $4.0 million in 2010 and $3.3 million in 2009. Excluding stock-based compensation charges, Corporate Support SG&A increased 23.7% in 2011 and decreased 21.2% in 2010. The 2010 decrease is attributable to lower 2010 professional fees and a litigation settlement accrual and severance charges in 2009 for which there are no comparable costs in 2010, as well as decreased incentive compensation accruals in 2010. The increase in 2011 is due to higher incentive compensation accruals relative to the decreased incentive compensation accruals in 2010, costs associated with the BSI acquisition, and higher sales and marketing expenses associated with our renewed focus on revenue growth and client retention.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Recovery Audit Services – Americas	$3,491	$3,442	$2,771
Recovery Audit Services – Europe/Asia-Pacific	417	354	303
New Services	1,493	1,107	431

Total	$5,401	$4,903	$3,505

The increases in depreciation in the Recovery Audit Services segments relate primarily to improvements we made to our IT infrastructure beginning in the fourth quarter of 2009. The increase in depreciation in the New Services segment is due primarily to an increase in the depreciation of capitalized software development costs and software we purchased in the Etesius acquisition.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Recovery Audit Services – Americas	$2,467	$2,427	$2,027
Recovery Audit Services – Europe/Asia-Pacific	1,665	1,403	1,200
New Services	859	301	—

Total	$4,991	$4,131	$3,227

The increase in amortization expense in each segment is due to the amortization of intangible assets recorded in connection with our recent acquisitions. These acquisitions include the December 2011 acquisition of BSI in Recovery Audit Services – Americas, the July 2009 acquisition of First Audit Partners and the 2011 associate migrations in Recovery Audit Services – Europe / Asia Pacific, the February 2010 acquisition of Etesius in New Services and the November 2010 acquisition of TJG in New Services. We anticipate that amortization expense will increase in 2012 due to the inclusion of a full year of amortization relating to the 2011 acquisitions and the completion of an associate migration in early 2012.

Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from the remeasurement of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains.

In 2009, the local currencies of certain of our foreign subsidiaries with significant short-term intercompany balances strengthened relative to the U.S. dollar, resulting in recorded gains of $1.6 million for the year. The U.S. dollar generally strengthened relative to those foreign currencies in 2010 and 2011, resulting in our recording net foreign currency transaction losses on short-term intercompany balances of $0.4 million in each of those years.

Interest Expense, net and Loss on Extinguishment of Debt. Net interest expense was $1.6 million in 2011, $1.3 million in 2010 and $3.0 million in 2009. We also recorded a $1.4 million loss on extinguishment of debt in 2010. In January 2010, we entered into a new credit facility with SunTrust Bank and repaid our prior term loan from Ableco LLC in full (see “Secured Credit Facility” below for additional information regarding this transaction). The loss on extinguishment of debt consists of the write-off of the unamortized deferred loan costs associated with the prior credit facility. The interest rate on the new credit facility is based on the one-month LIBOR rate, plus an applicable margin of from 2.25% to 3.5% per annum. The interest rate in effect at December 31, 2011 under the new credit facility was approximately 2.77%, while the prior credit facility bore a minimum interest rate of 9.75%. The increase in net interest expense in 2011 was primarily due to interest expense associated with business acquisition obligations and uncertain tax positions. The decrease in interest expense in 2010 resulted from the lower interest rate on the debt and from lower amortization of loan origination fees under the new credit facility.

Income Tax Expense. Our reported effective tax rates on earnings approximated 31.5% in 2011, 36.7% in 2010 and 16.5% in 2009. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally are less than the expected tax rate primarily due to reductions of the Company’s deferred tax asset valuation allowance, which resulted in the low effective tax rate in 2009. The higher tax rate in 2010 is due to earnings before income taxes from our foreign subsidiaries representing a higher percentage of total earnings before income taxes than in the prior years, partially offset by a reduction in the deferred tax asset valuation allowance that resulted from additional deferred tax liabilities that we recorded relating to the Etesius acquisition. The 2011 effective tax rate reflects a higher base rate due to taxes on earnings from foreign subsidiaries and additional accruals for uncertain tax positions in a foreign jurisdiction, partially offset by the reduction of a portion of the valuation allowance on deferred tax assets resulting from the additional deferred tax liabilities that we recorded in connection with the BSI acquisition and the reversal of a portion of the valuation allowance attributable to the deferred tax assets of a foreign subsidiary.

As of the end of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $52.0 million in 2011, $54.8 million in 2010 and $58.3 million in 2009 were appropriate. We recorded reductions in the deferred tax asset valuation allowance of $1.7 million in 2011 and $1.2 million in 2010 as a result of the deferred tax liabilities that we recorded relating to business acquisitions. The remaining reduction in each of the three years was due primarily to lower net deferred tax assets for which we recorded a portion of the valuation allowance. We expensed or impaired a significant amount of intangible assets in previous years for financial reporting purposes. For income tax reporting purposes, we continue to deduct the amortization of these intangible assets over their tax lives, generally 15 years. The excess of tax amortization over amortization for financial reporting purposes is reducing the related deferred tax asset each year, resulting in lower deferred tax assets and a lower related valuation allowance, although increases in our net operating losses have partially offset this impact in recent years. This reduction in deferred tax assets related to intangible assets was $5.8 million in 2011, $6.1 million in 2010 and $5.3 million in 2009, and we currently project this effect to continue at these elevated levels through 2013 before declining in subsequent years.

As of December 31, 2011, we had approximately $75.2 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The federal loss carry-forwards expire through 2031. As of December 31, 2011, we had approximately $90.5 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2016 and 2031 and are subject to certain limitations.

On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $75.2 million of U.S. federal loss carry-forwards available to the Company, $19.2 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.

Liquidity and Capital Resources

As of December 31, 2011, we had $20.3 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.3 million of calculated availability for borrowings at the end of 2011. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2011.

The $20.3 million in cash and cash equivalents includes $6.5 million held in the U.S., $4.0 million held in Canada, and $9.8 million held in other foreign jurisdictions, primarily in the United Kingdom, France and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.

Operating Activities. Net cash provided by operating activities was $19.3 million in 2011, $3.5 million in 2010 and $18.2 million in 2009. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows:

	Years Ended December 31,
	2011	2010	2009
Net earnings	$2,816	$3,253	$15,327
Adjustments for certain non-cash items	13,945	13,636	6,476

	16,761	16,889	21,803
Changes in operating assets and liabilities	2,532	(13,420)	(3,637)

Net cash provided by operating activities	$19,293	$3,469	$18,166

The $15.8 million improvement in cash provided by operating activities in 2011 compared to 2010 was due to changes in assets and liabilities, primarily working capital. The 2011 improvement relates primarily to changes in accounts payable and compensation accruals as we used cash in 2010 to pay the 2009 accruals, required less cash in 2011 to pay the lower 2010 incentive compensation accruals, and increased these accruals again in 2011. These changes in accounts payable and compensation accruals resulted in $17.2 million less cash used for working capital, which was partially offset by $2.1 million of additional cash used to fund the net increase in billed and unbilled receivables. This increase in billed and unbilled receivables is due primarily to our increase in revenues from our participation in the Medicare RAC program, for which we generally cannot invoice until the cash is collected by the prime contractors for whom we operate as a subcontractor. The increase in unbilled receivables was also due to increases in revenues from recovery audit clients for which we have agreed not to invoice the clients until a later date even though we have already earned the related revenues.

The $14.7 million decline in cash provided by operating activities in 2010 compared to 2009 was due to lower net earnings, partially offset by higher non-cash charges. The greater use of cash for working capital needs resulted from an increase in receivables primarily relating to the Medicare RAC program and deferral of costs associated with this program, as well as the decrease in incentive compensation accruals in 2010 as noted above.

We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.

We incurred operating losses from our healthcare claims recovery audit services within our New Services segment of approximately $4.5 million in 2011, $4.8 million in 2010 and $4.0 million in 2009, primarily related to the Medicare RAC program. Our investments in software development and infrastructure costs related to Medicare RAC program were $1.5 million in 2011, $0.8 million in 2010 and $1.0 million in 2009. We also have unbilled receivables, deferred costs (included in other current assets), as well as capitalized software development costs and other fixed assets associated with this program. These losses and investments have had a significant negative impact on our cash flows. We expect to continue to increase receivables and other current assets, and incur capital expenditures relating to this program in 2012. However, we increased claim submission levels in the third and fourth quarters of 2011 and now believe that we will generate sufficient revenues to enable us to decrease the amount of cash required to fund these operations going forward.

We have one customer, Wal-Mart Stores Inc., that has accounted for 10% or more of our annual revenues in each of the past three years. The loss of this customer would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.

Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense was $10.4 million in 2011, $9.0 million in 2010 and $6.7 million in 2009. Net cash used for capital expenditures was $8.3 million in 2011, $6.9 million in 2010 and $5.5 million in 2009. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model and develop software relating to our participation in the Medicare RAC program.

Capital expenditures are discretionary and we currently expect future capital expenditures to decline slightly from 2011 levels as we continue to enhance our Next-Generation Recovery Audit service delivery model and our healthcare audit systems. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

Business Acquisitions

We made several business acquisitions during the past three years, each of which is discussed more fully in Note 14 – Business Acquisitions in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. A summary of these activities follows.

In July 2009, we acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United Kingdom, for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million that we paid in July 2009. We made the first of two deferred payments required as part of the FAP acquisition in January 2010 in the amount of £0.5 million ($0.8 million) and the second payment of £0.8 million ($1.3 million) in July 2010. Additional variable consideration may be due based on the operating results generated by the acquired business over a four year period from the date of acquisition. From the acquisition date to December 31, 2011, we paid £0.7 million ($1.2 million) of the earn-out and recorded accretion and other adjustments of the liability of $1.0 million, resulting in an earn-out payable of $1.7 million as of December 31, 2011.

In February 2010, we acquired all of the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders that we paid in February 2010 as well as deferred payments of $1.2 million over four years from the date of the acquisition. We also may be required to make additional payments of up to $3.8 million over a four-year period if the financial performance of this service line meets certain targets. These payments would be to Etesius employees that we hired in connection with the acquisition. We will not be obligated to make the deferred and earn-out payments to these employees if they resign or are terminated under certain circumstances. We therefore are recognizing the accrual of the deferred payments as compensation expense. From the acquisition date to December 31, 2011, we paid $0.1 million of the deferred payments. An additional $1.1 million will be due through February 2014 unless there is a termination of employment of these employees under certain circumstances. We have not paid or accrued any earn-out payments as of December 31, 2011.

In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois for a purchase price valued at $3.7 million. The purchase price included an initial cash payment of $2.3 million that we paid in November 2010. Additional payments of up to a maximum of $1.9 million may be due to the sellers in four semi-annual payments if certain performance targets are met. We recorded $1.4 million as the estimated fair value of these payments at the acquisition date. From the acquisition date to December 31, 2011, we paid $0.7 million of the earn-out and recorded accretion and other adjustments of the liability of $0.4 million, resulting in an earn-out payable of $1.1 million as of December 31, 2011.

In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of Strategic Document Solutions, LLC (collectively, “BSI”), both based in Grand Rapids, Michigan, for a purchase price valued at $12.2 million. BSI is a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.8 million is due in the first quarter of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, may be due based on the performance of the acquired businesses over a two year period from the date of acquisition. We may also be required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable based on management’s estimate of the fair value of the variable consideration payable.

Financing Activities and Interest Expense. Net cash used in financing activities was $5.4 million in 2011, $3.5 million in 2010 and $5.7 million in 2009. As described in more detail below, we entered into a new credit facility in January 2010. We used the $15.0 million term loan proceeds to repay the remaining $14.1 million of outstanding principal under our prior term loan and to pay $0.5 million in loan costs incurred in connection with the new credit facility. We made mandatory principal payments totaling $3.0 million on the new credit facility in each of 2011 and

2010. In 2011, we also paid $1.7 million of deferred acquisition consideration and repurchased $1.1 million of stock from employees to allow them to satisfy their tax withholding obligations in connection with the vesting of restricted stock and restricted stock units.

During 2009, we made mandatory principal payments totaling $5.0 million on our then-existing term loan and reduced our capital lease obligations by $0.3 million.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at December 31, 2011 was $8.3 million. We had no borrowings outstanding under the SunTrust revolver as of December 31, 2011.

The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 and through December 2013, and a final payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an additional annual prepayment contingently payable based on excess cash flow (“ECF”) if our leverage ratio, as defined in the agreement, exceeds a certain threshold. Our leverage ratio was below the threshold in 2011 and 2010 and ECF payments were not required on the loan in either year.

Interest on both the revolver and term loan are payable monthly and accrued at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.77% at December 31, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

In September 2010 we entered into an amendment of the SunTrust credit facility that lowered the required minimum adjusted EBITDA and fixed charge coverage ratio through December 31, 2010. In October 2010 we entered into an interest rate swap agreement with SunTrust that limits our exposure to increases in the one-month LIBOR rate. In October 2011 we entered into an amendment of the SunTrust credit facility that increased our capital expenditure limits for 2011 and 2012.

We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.

Contractual Obligations and Other Commitments

As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2011 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (1)	$9,000	$3,000	$6,000	$—	$—
Interest and commitment fee on Secured Credit Facility (2)	503	293	210	—	—
Operating lease obligations	22,791	7,843	13,968	966	14
Payments to Messrs. Cook and Toma (3)	992	59	123	130	680
Purchase price payments for business acquisitions (4)	9,106	3,502	5,604	—	—
Expected interest and compensation relating to business acquisition obligations (5)	2,538	1,526	1,012	—	—

Total	$44,930	$16,223	$26,917	$1,096	$694

(1)	Excludes variable rate interest (LIBOR plus 2.25% to 3.50% per annum) payable monthly. For an estimate of interest due on the loan see footnote (2).
(2)	Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2011 and assuming no borrowings on the revolver. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.
(3)	Represents estimated reimbursements payable for healthcare costs incurred by these former executives.
(4)	Represents the estimated present value of deferred payments relating to our acquisitions of FAP, Etesius, TJG and BSI – see “Business Acquisitions” above. These amounts generally represent the estimated present value of the variable consideration which may be due based on cash flows generated by the acquired business over the next few years. Certain of the obligations are denominated in British pounds sterling. The U.S. dollar amounts included above are based on December 31, 2011 foreign exchange rates.
(5)	Represents the estimated interest and compensation expense to be incurred to increase the present value amounts for business acquisition obligations listed above to the estimated payment amounts.

As of December 31, 2011, our liabilities for uncertain tax positions were $2.6 million, which are classified as current. We are unable to reasonably estimate the timing of future cash flows related to such amounts as the timing is dependent on examinations by taxing authorities.

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

All Performance Units must be settled before April 30, 2016. We recognized compensation expense (credit) of less than $0.1 million in 2011, $0.1 million in 2010 and $(0.2 million) in 2009 related to these 2006 MIP Performance Unit awards. The 2009 compensation credit resulted from the remeasurement of the liability-classified portion of the awards to fair value based on the market price of our common stock. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards will be forfeited.

Cash payments relating to these MIP awards were $0.1 million in 2011, $0.6 million in 2010 and $1.9 million in 2009. There were no MIP awards outstanding as of December 31, 2011.

Off Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

During the third quarter of 2011, we changed the point at which we recognize revenue for our healthcare claims recovery audit services within our New Services segment based on our gaining sufficient experience with auditing such claims. We now recognize revenue without formal client sign-off provided that we can objectively demonstrate that the acceptance criteria specified by the client are satisfied. This change resulted in a $1.4 million increase in revenues, a $0.4 million increase in net earnings and a $0.02 increase in basic and diluted earnings per common share in 2011.

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

Refund liabilities result from reductions in the economic value previously received by our clients with respect to vendor claims identified by us and for which we previously have recognized revenues. We satisfy such refund liabilities either by offsets to amounts otherwise due from clients or by cash refunds to clients. We compute the estimate of our refund liabilities at any given time based on actual historical refund data.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenues.

During the fourth quarter of 2010, we revised our estimate of expected refund rates of unbilled receivables in our Recovery Audit Services – Americas operating segment. We obtained sufficient historical data on our realization of paybacks from unbilled receivables that enabled us to make this change to our method of calculating this estimate. The impact of this change resulted in a $0.2 million increase in fourth quarter 2010 net earnings, or less than $0.01 per basic and diluted share. We do not expect that this change in estimate will have a material impact on our net earnings in future periods.

•

Goodwill and Other Intangible Assets. We assess the recoverability of our goodwill and other intangible assets during the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. For our goodwill impairment testing in the fourth quarter of 2011, we implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2011-08 (see New Accounting Standards in Note 1 to our Consolidated Financial Statements included in Item 8 of this Form 10-K) and elected to assess qualitative factors prior to performing the two-step process utilized in this testing. Under the new guidance, we are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we considered a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on this analysis, we determined that it was not necessary for us to perform the two-step process, and we did not record an impairment charge in 2011. We last calculated the fair value of our reporting units that hold goodwill in the fourth quarter of 2010, at which time we used independent business valuation professionals to estimate fair value and determined that fair value exceeded carrying value for all relevant reporting units.

In connection with the business acquisitions we completed in 2011, we recorded additional goodwill of $8.0 million and additional intangible assets of $4.1 million consisting primarily of customer relationships, non-compete agreements and trademarks. In connection with the business acquisitions we completed in 2010, we recorded additional goodwill of $0.6 million and additional intangible assets of $3.9 million consisting primarily of customer relationships, non-compete agreements and trade names. We determined these amounts based on estimates we made and on valuation reports we obtained from third parties. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

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

As a result of this review in 2011, we released a portion of our valuation allowance relating to a foreign subsidiary, and recorded $0.5 million of tax benefit in the fourth quarter of 2011. Also in the fourth quarter of 2011, management recorded the initial purchase accounting entries for the December 2011 acquisition of Business Strategy, Inc. As a part of this process, we recorded a $1.7 million reduction in the deferred tax asset valuation allowance that resulted from the deferred tax liabilities that we recorded relating to the acquisition. This reduction was accounted for as an income tax benefit in the fourth quarter of 2011.

We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to U.S. generally accepted accounting principles (“GAAP”) for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording interest and penalties associated with tax positions is to record such items as a component of earnings before income taxes. As a part of an ongoing Canadian tax audit, we continue to defend our tax position related to the valuation of an intercompany transaction. We recognized $0.6 million of additional tax expense in the fourth quarter of 2011 to reflect our estimate of the potential tax due based on our continuing discussions with the Canadian tax authorities.

•

Stock-Based Compensation. We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our statements of operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our Consolidated Statements of Operations and Comprehensive Income using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.

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

Stock-based compensation expense was $5.1 million in 2011, $4.0 million in 2010 and $3.3 million in 2009. We discuss stock-based compensation in more detail in Note 1(l) and Note 13 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

New Accounting Standards

Refer to Note 1 of “Notes to Consolidated Financial Statements” for a discussion of recent accounting standards and pronouncements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2011, we recognized $23.8 million of operating income from operations located outside the U.S., virtually all of which we accounted for originally in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $2.4 million. We do not have any arrangements in place currently to hedge our foreign currency risk.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $9.0 million outstanding under a term loan and $8.3 million of calculated borrowing availability under our revolving credit facility as of December 31, 2011, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum and was 2.77% at December 31, 2011. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PRGX Global, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 14, 2012

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Statements of Operations
Revenues	$203,117	$184,081	$179,583
Operating expenses:
Cost of revenues	137,482	126,069	115,064
Selling, general and administrative expenses	49,102	40,735	40,390
Depreciation of property and equipment	5,401	4,903	3,505
Amortization of intangible assets	4,991	4,131	3,227

Total operating expenses	196,976	175,838	162,186

Operating income	6,141	8,243	17,397

Gain on bargain purchase, net (Note 14)	—	—	2,388
Foreign currency transaction (gains) losses on short-term intercompany balances	417	422	(1,595)
Interest expense	(1,904)	(1,451)	(3,229)
Interest income	288	146	204
Loss on debt extinguishment (Note 7)	—	(1,381)	—

Earnings before income taxes	4,108	5,135	18,355

Income tax expense (Note 9)	1,292	1,882	3,028

Net earnings	$2,816	$3,253	$15,327

Basic earnings per common share (Note 5)	$0.11	$0.14	$0.67

Diluted earnings per common share (Note 5)	$0.11	$0.13	$0.65

Weighted-average common shares outstanding (Note 5):
Basic	24,634	23,906	22,915

Diluted	25,029	24,144	23,560

Statements of Comprehensive Income
Net earnings	$2,816	$3,253	$15,327
Foreign currency translation adjustments	(519)	380	183

Comprehensive income	$2,297	$3,633	$15,510

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$20,337	$18,448
Restricted cash	64	64
Receivables:
Contract receivables, less allowances of $811 in 2011 and $591 in 2010:
Billed	30,583	31,144
Unbilled	10,041	4,749

	40,624	35,893
Employee advances and miscellaneous receivables, less allowances of $272 in 2011 and $669 in 2010	1,343	827

Total receivables	41,967	36,720

Prepaid expenses and other current assets	5,571	3,586
Deferred income taxes (Note 9)	23	36

Total current assets	67,962	58,854

Property and equipment:
Computer and other equipment	24,993	23,068
Furniture and fixtures	2,980	2,982
Leasehold improvements	3,066	3,073
Software	19,753	13,945

	50,792	43,068
Less accumulated depreciation and amortization	(32,206)	(27,373)

Property and equipment, net	18,586	15,695
Goodwill (Note 6).	13,194	5,196
Intangible assets, less accumulated amortization of $22,115 in 2011 and $17,574 in 2010 (Note 6)	23,406	23,855
Unbilled receivables	1,672	1,462
Deferred loan costs, net of accumulated amortization (Note 7)	376	558
Deferred income taxes (Note 9)	831	403
Other assets	386	298

	$126,413	$106,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$15,035	$14,365
Accrued payroll and related expenses	21,920	13,871
Refund liabilities	6,746	7,179
Deferred revenues	1,688	1,381
Current portions of debt (Note 7)	3,000	3,000
Business acquisition obligations (Note 14)	3,502	1,380

Total current liabilities	51,891	41,176
Long-term debt (Note 7)	6,000	9,000
Noncurrent business acquisition obligations (Note 14)	5,604	2,435
Refund liabilities	1,000	982
Other long-term liabilities	2,828	3,885

Total liabilities	67,323	57,478

Commitments and contingencies (Notes 2, 7, 8, 11 and 12)
Shareholders’ equity (Notes 11 and 13):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 25,108,754 shares issued and outstanding in 2011 and 23,932,774 shares issued and outstanding in 2010.	251	239
Additional paid-in capital	574,266	566,328
Accumulated deficit	(518,592)	(521,408)
Accumulated other comprehensive income	3,165	3,684

Total shareholders’ equity	59,090	48,843

	$126,413	$106,321

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2011, 2010 and 2009

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2008	21,789,645	$218	$559,359	$(539,988)	$3,121	$—	$22,710
Net earnings	—	—	—	15,327	—	—	15,327
Foreign currency translation adjustments	—	—	—	—	183	—	183
Issuances of common stock:
Restricted share awards	817,905	8	(8)	—	—	—	—
Restricted shares remitted by employees for taxes	(15,096)	—	(116)	—	—	—	(116)
Stock option exercises	9,375	—	26	—	—	—	26
2006 MIP Performance Unit settlements	884,473	9	(9)	—	—	—	—
Forfeited restricted share awards	(134,656)	(1)	1	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	(246)	(246)
Retirement of treasury stock	(78,754)	(1)	(245)	—	—	246	—
Stock-based compensation expense	—	—	3,555	—	—	—	3,555

Balance at December 31, 2009	23,272,892	233	562,563	(524,661)	3,304	—	41,439
Net earnings	—	—	—	3,253	—	—	3,253
Foreign currency translation adjustments	—	—	—	—	380	—	380
Issuances of common stock:
Restricted share awards	560,460	6	(6)	—	—	—	—
Restricted shares remitted by employees for taxes	(28,547)	—	(214)	—	—	—	(214)
Stock option exercises	38,633	—	109	—	—	—	109
2006 MIP Performance Unit settlements	134,490	1	(1)	—	—	—	—
Forfeited restricted share awards	(45,154)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	3,876	—	—	—	3,876

Balance at December 31, 2010	23,932,774	239	566,328	(521,408)	3,684	—	48,843
Net earnings	—	—	—	2,816	—	—	2,816
Foreign currency translation adjustments	—	—	—	—	(519)	—	(519)
Issuances of common stock:
Restricted share awards	694,030	7	(7)	—	—	—	—
Shares issued for acquisition	640,614	6	3,716	—	—	—	3,722
Restricted shares remitted by employees for taxes	(132,974)	(1)	(1,062)	—	—	—	(1,063)
Stock option exercises	116,073	1	352	—	—	—	353
2006 MIP Performance Unit settlements	26,898	—	—	—	—	—	—
Forfeited restricted share awards	(168,661)	(1)	1	—	—	—	—
Stock-based compensation expense	—	—	4,938	—	—	—	4,938

Balance at December 31, 2011	25,108,754	$251	$574,266	$(518,592)	$3,165	$—	$59,090

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings	$2,816	$3,253	$15,327
Adjustments to reconcile earnings from operations to net cash provided by operating activities:
Gain on bargain purchase, net	—	—	(2,388)
Depreciation and amortization	10,392	9,034	6,732
Amortization of debt discount, premium and deferred loan costs	188	1,539	789
Stock-based compensation expense	5,093	3,980	3,345
Loss on disposals of property, plant and equipment, net	6	15	109
Foreign currency transaction (gains) losses on short-term intercompany balances	417	422	(1,595)
Deferred income taxes	(2,151)	(1,354)	(516)
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	—	193	(195)
Billed receivables	1,717	(1,757)	1,092
Unbilled receivables	(5,419)	(320)	1,466
Prepaid expenses and other current assets	(718)	(1,400)	183
Other assets	(455)	56	55
Accounts payable and accrued expenses	110	(2,529)	(936)
Accrued payroll and related expenses	8,289	(6,255)	(3,163)
Refund liabilities	(837)	(39)	(567)
Deferred revenues	(338)	(139)	405
Noncurrent compensation obligations	432	(707)	(1,589)
Other long-term liabilities	(249)	(523)	(388)

Net cash provided by operating activities	19,293	3,469	18,166

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(3,155)	(7,741)	(2,029)
Purchases of property and equipment, net of disposal proceeds	(8,287)	(6,934)	(5,511)

Net cash used in investing activities	(11,442)	(14,675)	(7,540)

Cash flows from financing activities:
Repayments of former credit facility (Note 7)	—	(14,070)	(5,315)
Repayments of long-term debt and capital lease obligations	(3,000)	(3,260)	—
Proceeds from term loan (Note 7)	—	15,000	—
Payments for deferred loan costs	(6)	(666)	(50)
Payments of deferred acquisition consideration	(1,694)	(409)	—
Repurchases of common stock	—	—	(246)
Restricted stock remitted by employees for taxes	(1,063)	(214)	(116)
Proceeds from stock option exercises	353	109	26

Net cash used in financing activities	(5,410)	(3,510)	(5,701)

Effect of exchange rates on cash and cash equivalents	(552)	138	1,413

Net change in cash and cash equivalents	1,889	(14,578)	6,338
Cash and cash equivalents at beginning of year	18,448	33,026	26,688

Cash and cash equivalents at end of year	$20,337	$18,448	$33,026

Supplemental cash flow statement information:
Cash paid during the year for interest	$422	$570	$1,939

Cash paid during the year for income taxes, net of refunds received	$4,235	$2,743	$4,247

Deferred and contingent business acquisition consideration (Note 14)	$5,643	$1,638	$4,210

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

Description of Business

The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit services to large businesses and government agencies having numerous payment transactions. These businesses include, but are not limited to:

•	retailers such as discount, department, specialty, grocery and drug stores;

•	business enterprises other than retailers such as manufacturers, financial services firms, and pharmaceutical companies;

•	healthcare payers, both private sector health insurance companies and state and federal government payers such as the Centers for Medicare and Medicaid Services (“CMS”); and

•	federal and state government agencies.

Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. PRGX currently provides services to clients in 38 countries.

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 2010 financial statements to conform to the presentations adopted in 2011. We now reflect depreciation and amortization as separate line items in our Consolidated Statements of Operations and Comprehensive Income. We also now reflect net foreign currency transaction gains and losses on short-term intercompany balances (previously included in “Selling, general and administrative expenses”) as a non-operating item excluded from operating income.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and (d) collectability is reasonably assured. In certain limited circumstances, we will invoice a client prior to meeting all four of these criteria; in such cases, we defer the revenues until we meet all of the criteria. Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, we rely on customary business practices and processes for documenting that we have met the criteria described in (a) through (d) above. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but we do not recognize revenues, unless we can otherwise determine that criteria (a) through (d) above have been met, because our customary business practices and processes specific to that client have not been completed.

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

During the fourth quarter of 2010, we revised our estimate of expected refund rates of unbilled receivables in our Recovery Audit Services – Americas operating segment. We obtained sufficient historical data on our realization of paybacks from unbilled receivables that enabled us to make this change to our method of calculating this estimate. The impact of this change in estimate resulted in a $0.2 million increase in fourth quarter 2010 net earnings, or less than $0.01 per basic and diluted share. We believe that this change represents an improvement in our method for determining this estimate.

During the third quarter of 2011, we changed the point at which we recognize revenue for our healthcare claims recovery audit services within our New Services segment based on our gaining sufficient experience with auditing such claims. We now recognize revenue without formal client sign-off provided that we can objectively demonstrate that the acceptance criteria specified by the client are satisfied. This change resulted in a $1.4 million increase in revenues, a $0.4 million increase in net earnings and a $0.02 increase in basic and diluted earnings per common share in 2011.

Unbilled receivables relate to claims for which clients have received economic value but for which we contractually have agreed not to submit an invoice to the clients at such time. Unbilled receivables arise when a portion of our fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times a year after completion of the audit period), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge that we have earned this unbilled receivable at the time of the original invoice, but have agreed to defer billing the client for the related services.

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

Our cash and cash equivalents included short-term investments of approximately $2.4 million in 2011 and $1.7 million in 2010 which were held at banks in Brazil.

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

We recorded long-term debt of $9.0 million as of December 31, 2011 and $12.0 million as of December 31, 2010 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. Substantially all of these balances include variable borrowing rates, and we believe that the fair values of such instruments are approximately equal to their carrying values as of those dates.

We recorded lease obligations of $2.8 million as of December 31, 2011 and $3.2 million as of December 31, 2010 representing the fair value of future lease payments for office space we no longer use, reduced by sublease rentals we expect to earn. We adjust the recorded liability for the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive.

We recorded business acquisition obligations of $9.1 million as of December 31, 2011 and $3.8 million as of December 31, 2010 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenues or other factors used in the calculation of the ultimate payment to be made. We use the discount rate that we used to value the liability at the acquisition date, which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

(e) Property and Equipment

We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. During the second quarter of 2010, we revised our estimate of the useful lives of certain fixed assets used for the purpose of calculating depreciation expense based on a review of our planned fixed asset replacement cycle. Our revised useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We continue to amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. The impact of the change in estimate was a reduction in depreciation expense of approximately $0.6 million in 2010. Depreciation expense was $5.4 million in 2011, $4.9 million in 2010 and $3.5 million in 2009.

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2011.

(f) Software Development Costs

We capitalize a portion of the costs we incur relating to our internal development of software that we use in our operations and amortize these costs using the straight-line method over the expected useful lives of three to seven years.

We also capitalize a portion of the costs we incur related to our internal development of software that we intend to market to others. We amortize these costs over the products’ estimated economic lives, which typically are three years, beginning when the underlying products are available for general release to customers. We review the carrying value of capitalized software development costs for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2011. We consider the costs associated with these activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $3.4 million in 2011, $3.2 million in 2010 and $1.8 million in 2009.

(g) Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. We evaluate the recoverability of goodwill in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. This evaluation has two steps. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the fair value is less than the carrying value, we would record an impairment charge.

For our goodwill impairment testing in the fourth quarter of 2011, we implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2011-08 (see New Accounting Standards below) and elected to assess qualitative factors prior to performing the two-step process described above. Under the new guidance, we are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we considered a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on this analysis, we determined that it was not necessary for us to perform the two-step process. We last calculated the fair value of our reporting units that hold goodwill in the fourth quarter of 2010, at which time we used independent business valuation professionals to estimate fair value and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary in the three years ended December 31, 2011.

(h) Direct Expenses and Deferred Costs

We typically expense direct expenses that we incur during the course of recovery audit and delivery of advisory services as incurred. For certain implementation and set-up costs associated with our “fee for service” revenues that we earn over an extended period of time, we defer the related direct and incremental costs and recognize them as expenses over the life of the underlying contract.

In addition, we incur significant personnel and other costs when performing recovery audit services to certain healthcare organizations. The process of documenting that we have met our revenue recognition criteria as described in (b) Revenue Recognition, Unbilled Receivables and Refund Liabilities above is extensive and generally is completed from three months to a year after we substantially have completed our services. We defer these costs and recognize them as expenses when we record the related revenues. As of December 31, 2011, we had deferred $1.1 million of these costs and reflected them as “Prepaid expenses and other current assets” in our Consolidated Balance Sheet.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(j) Foreign Currency

We use the local currency as the functional currency in the majority of the countries in which we conduct business outside of the United States. We translate the assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange at the balance sheet date. We include the translation gains and losses as a separate component of shareholders’ equity and in the determination of comprehensive income. Comprehensive income included translation gains (losses) related to long-term intercompany balances of $(0.1 million) in 2011, $(0.1 million) in 2010, and $0.2 million in 2009. We translate revenues and expenses in foreign currencies at the weighted average exchange rates for the period. We separately state the foreign currency transaction gains and losses on short-term intercompany balances in the Consolidated Statements of Operations and Comprehensive Income. We include all other realized and unrealized foreign currency transaction gains (losses) in “Selling, general and administrative expenses.”

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

(l) Stock-Based Compensation

We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations and Comprehensive Income. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our Consolidated Statements of Operations and Comprehensive Income using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2011	2010	2009
Risk-free interest rates	0.86% - 2.30%	0.80% - 2.65%	1.60% - 2.71%
Dividend yields	—	—	—
Volatility factor of expected market price	.732 - .797	.795 - 1.036	.950 - 1.081
Weighted-average expected term of option	3.7 - 5 years	3.9 - 4.9 years	4 - 5 years
Forfeiture rate	—	—	—

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

(m) Comprehensive Income

Consolidated comprehensive income consists of consolidated net earnings and foreign currency translation adjustments. We present the calculation of consolidated comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Income.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o) New Accounting Standards

A summary of new accounting standards issued by the FASB and included in the ASC that apply to PRGX is as follows:

FASB ASC Update No. 2011-05. In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of shareholders’ equity. The amendments in ASU 2011-05 allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued FASB ASC Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” which defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company adopted these changes as of December 31, 2011, except for those changes that were deferred by the issuance of ASU 2011-12, and reflected the changes in the accompanying Consolidated Statements of Operations and Comprehensive Income. The adoption of ASU No. 2011-05 only impacted the presentation of our financial statements and did not have a material impact on our consolidated results of operations, financial position or cash flows.

FASB ASC Update No. 2011-08. In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”). ASU 2011-08 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The Company must adopt these changes no later than its fiscal year beginning January 1, 2012, but may adopt the changes earlier than that period. We adopted ASU No. 2011-08 during our fiscal quarter ended September 30, 2011 on a prospective basis for our goodwill impairment tests. The adoption of ASU 2011-08 affects only how goodwill is tested for impairment and, therefore, did not have a material impact on our consolidated results of operations, financial position or cash flows.

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

The severance agreements also provide for an annual reimbursement, beginning in February 2007, to Mr. Cook and Mr. Toma for the cost of health insurance for themselves and their respective spouses (not to exceed $25,000 and $20,000, respectively, subject to adjustment based on changes in the Consumer Price Index), continuing until each reaches the age of 80. At December 31, 2011, we had accrued $0.7 million related to these health insurance obligations.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) MAJOR CLIENTS

Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 10.2% of total revenues in 2011, 12.1% in 2010 and 12.3% in 2009. We recorded these revenues primarily in the Recovery Audit Services – Americas Segment.

(4) OPERATING SEGMENTS AND RELATED INFORMATION

We conduct our operations through three reportable operating segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment includes recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment includes recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes analytics and advisory services and recovery audit services we provide to organizations in the healthcare industry. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.

We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, litigation settlements, severance charges and foreign currency gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the years ended December 31, 2011, 2010 and 2009 and segment asset information as of December 31, 2011 and 2010 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
2011
Revenues	$115,807	$61,570	$25,740	$—	$203,117

Net earnings					$2,816
Income tax expense					1,292
Interest expense, net					1,616

EBIT	$26,280	$7,484	$(6,951)	$(21,089)	5,724
Depreciation of property and equipment	3,491	417	1,493	—	5,401
Amortization of intangible assets	2,467	1,665	859	—	4,991

EBITDA	32,238	9,566	(4,599)	(21,089)	16,116
Foreign currency transaction losses on short-term intercompany balances	144	272	1	—	417
Acquisition transaction costs and acquisition obligations classified as compensation	—	—	440	360	800
Transformation severance and related expenses	1,465	566	—	—	2,031
Stock-based compensation	—	—	—	5,093	5,093

Adjusted EBITDA	$33,847	$10,404	$(4,158)	$(15,636)	$24,457

Capital expenditures	$5,459	$1,041	$1,787	$—	$8,287

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
2011
Allocated assets	$62,702	$20,308	$17,316	$—	$100,326
Unallocated assets:
Cash and cash equivalents	—	—	—	20,337	20,337
Restricted cash	—	—	—	64	64
Deferred loan costs	—	—	—	376	376
Deferred income taxes	—	—	—	854	854
Prepaid expenses and other assets	—	—	—	4,456	4,456

Total assets	$62,702	$20,308	$17,316	$26,087	$126,413

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
2010
Revenues	$115,156	$57,590	$11,335	$—	$184,081

Net earnings					$3,253
Income tax expense					1,882
Interest expense, net					1,305
Loss on debt extinguishment					1,381

EBIT	$25,062	$6,478	$(6,804)	$(16,915)	7,821
Depreciation of property and equipment	3,442	354	1,107	—	4,903
Amortization of intangible assets	2,427	1,403	301	—	4,131

EBITDA	30,931	8,235	(5,396)	(16,915)	16,855
Foreign currency transaction (gains) losses on short-term intercompany balances	33	391	(2)	—	422
Acquisition transaction costs and acquisition obligations classified as compensation	—	—	371	—	371
Stock-based compensation	—	—	—	3,980	3,980

Adjusted EBITDA	$30,964	$8,626	$(5,027)	$(12,935)	$21,628

Capital expenditures	$5,674	$329	$931	$—	$6,934

Allocated assets	$57,143	$17,698	$9,347	$—	$84,188
Unallocated assets:
Cash and cash equivalents	—	—	—	18,448	18,448
Restricted cash	—	—	—	64	64
Deferred loan costs	—	—	—	558	558
Deferred income taxes	—	—	—	439	439
Prepaid expenses and other assets	—	—	—	2,624	2,624

Total assets	$57,143	$17,698	$9,347	$22,133	$106,321

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Recovery Audit Services — Americas	Recovery Audit Services — Europe/Asia- Pacific	New Services	Corporate Support	Total
2009
Revenues	$121,561	$52,489	$5,533	$—	$179,583

Net earnings					$15,327
Income tax expense					3,028
Interest expense, net					3,025

EBIT	$35,914	$9,239	$(4,017)	$(19,756)	21,380
Depreciation of property and equipment	2,771	303	431	—	3,505
Amortization of intangible assets	2,027	1,200	—	—	3,227

EBITDA	40,712	10,742	(3,586)	(19,756)	28,112
Foreign currency transaction gains on short-term intercompany balances	(360)	(1,235)	—	—	(1,595)
Litigation settlement	—	—	—	650	650
Gain on bargain purchase, net	—	(2,388)	—	—	(2,388)
Stock-based compensation	—	—	—	3,345	3,345

Adjusted EBITDA	$40,352	$7,119	$(3,586)	$(15,761)	$28,124

Capital expenditures	$4,281	$266	$964	$—	$5,511

The following table presents revenues by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$106,241	$92,574	$97,141
United Kingdom	36,123	31,422	25,169
Canada	20,200	22,141	20,560
France	13,425	12,231	12,055
Brazil	5,718	5,128	4,320
Mexico	4,836	3,950	3,740
Sweden	2,145	1,460	2,158
Spain	1,901	2,065	2,547
Belgium	1,459	2,705	2,186
Australia	1,299	1,690	1,424
Norway	1,174	279	19
New Zealand	1,111	738	802
Other	7,485	7,698	7,462

	$203,117	$184,081	$179,583

The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2011	2010
United States	$46,083	$34,273
United Kingdom	8,792	10,295
All Other	1,073	1,034

	$55,948	$45,602

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) EARNINGS PER COMMON SHARE

The following tables set forth the computations of basic and diluted earnings per common share (in thousands, except per share data).

	Years Ended December 31,
	2011	2010	2009
Basic earnings per common share:
Numerator:
Net earnings	$2,816	$3,253	$15,327

Denominator:
Weighted-average common shares outstanding	$24,634	$23,906	$22,915

Basic earnings per common share	$0.11	$0.14	$0.67

Diluted earnings per common share:
Numerator:
Net earnings	$2,816	$3,253	$15,327

Denominator:
Weighted-average common shares outstanding	$24,634	$23,906	$22,915
Incremental shares from stock-based compensation plans	395	238	645

Denominator for diluted earnings per common share	$25,029	$24,144	$23,560

Diluted earnings per common share	$0.11	$0.13	$0.65

Weighted average shares outstanding excludes anti-dilutive shares that totaled 1.5 million shares in 2011, 1.7 million shares in 2010 and 1.2 million shares in 2009. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 1.2 million in 2011, 1.2 million in 2010 and 1.0 million in 2009, and nonvested restricted share units that we consider to be participating securities of 0.2 million in 2011, 0.3 million in 2010 and 0.2 million in 2009.

(6) GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

We evaluate the recoverability of goodwill in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. These analyses did not result in an impairment charge during the periods presented. Goodwill in our Recovery Audit Services — Americas segment was $12.4 million at December 31, 2011 and $4.6 million at December 31, 2010. The $4.6 million of goodwill at December 31, 2010 consists of gross goodwill of $364.5 million less total accumulated impairment losses of $359.9 million recorded through 2005. In addition, we recorded goodwill of $7.8 million in our Recovery Audit Services — Americas segment in conjunction with our December 2011 acquisition of Business Strategy, Inc. (“BSI”) (see Note 14 — Business Acquisitions below). We also recorded goodwill of $0.2 million in our Recovery Audit Services — Europe Asia/Pacific segment in 2011 relating to our acquisition of a third-party audit firm to which we had subcontracted a portion of our audit services (an “associate migration”). In conjunction with our 2010 acquisition of TJG Holdings, LLC, we recorded goodwill of $0.6 million in our New Services segment (see Note 14 — Business Acquisitions below).

(b) Intangible Assets

Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Changes in intangible assets in 2011 relate primarily to our December 2011 BSI acquisition and an associate migration. Changes in intangible

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets in 2010 relate primarily to the acquisitions of Etesius Limited (“Etesius”) and TJG Holdings LLC (“TJG”). The acquisitions in both 2011 and 2010 are described in more detail in Note 14 – Business Acquisitions below. Intangible assets associated with the Etesius acquisition and the associate migration are denominated in British pounds sterling and are subject to movements in foreign currency rates (“FX adjustments”). We present the amounts below in United States dollars utilizing foreign currency exchange rates as of December 31, 2011.

As of January 21, 2010, the Company changed its trade name from PRG-Schultz International, Inc. to PRGX Global, Inc. and is using the previous trade name only in limited circumstances. We intend to maintain the legal rights to the former name but, for accounting purposes, have reclassified the intangible asset associated with this trade name from an indefinite lived intangible asset to one with a definite life and began amortizing the trade name in January 2010.

Amortization expense relating to intangible assets was $4.6 million in 2011, $4.0 million in 2010 and $2.6 million in 2009. Based on our current amortization methods, we project amortization expense for the next five years will be $5.3 million in 2012, $4.8 million in 2013, $3.5 million in 2014, $2.6 million in 2015 and $1.7 million in 2016.

Changes in noncurrent intangible assets during 2011 and 2010 were as follows (in thousands):

	Customer Relationships	Trademarks	Non-compete Agreements	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2010	$34,181	$523	$773	$2,200	$37,677
Acquisition of Etesius	1,565	—	—	—	1,565
Acquisition of TJG	829	—	808	665	2,302
FX adjustments and other	(70)	(18)	(28)	—	(116)

Balance, December 31, 2010	36,505	505	1,553	2,865	41,428
Associate migration	—	—	98	—	98
Acquisition of BSI	2,836	555	650	—	4,041
FX adjustments and other	(35)	(2)	(8)	—	(45)

Balance, December 31, 2011	$39,306	$1,058	$2,293	$2,865	$45,522

Accumulated amortization:
Balance, January 1, 2010	$(13,454)	$(40)	$(79)	$—	$(13,573)
Amortization expense	(3,158)	(83)	(197)	(567)	(4,005)
FX adjustments and other	3	—	2	—	5

Balance, December 31, 2010	(16,609)	(123)	(274)	(567)	(17,573)
Amortization expense	(3,236)	(104)	(519)	(747)	(4,606)
FX adjustments and other	52	3	8	—	63

Balance, December 31, 2011	$(19,793)	$(224)	$(785)	$(1,314)	$(22,116)

Net carrying amount:
Balance, December 31, 2010	$19,896	$382	$1,279	$2,298	$23,855

Balance, December 31, 2011	$19,513	$834	$1,508	$1,551	$23,406

Estimated useful life (years)	6–20 years	6 years	1–5 years	4–5 years

(7) DEBT AND CAPITAL LEASES

Long-term debt and capital lease obligations consisted of the following (in thousands):

	December 31,
	2011	2010
SunTrust term loan due quarterly through January 2014	$9,000	$12,000
Less current portion	3,000	3,000

Noncurrent portion	$6,000	$9,000

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of December 31, 2011, we had no outstanding borrowings under the SunTrust revolver.

The SunTrust term loan requires quarterly principal payments of $0.8 million each which commenced in March 2010, and a final principal payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on excess cash flow (“ECF”) if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio was below the threshold in 2011 and 2010, and ECF payments were not required on the loan for either year.

Interest on both the revolver and term loan are payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.77% at December 31, 2011. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The weighted-average interest rate on term loan balances outstanding under the SunTrust credit facility during 2011, including fees, was 3.5%.

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

We used substantially all the funds from the SunTrust term loan to repay in full the principal of $14.1 million outstanding under a previous term loan. In conjunction with terminating the previous credit facility, we recorded a loss on extinguishment of debt totaling $1.4 million consisting of the write-off of the unamortized deferred loan costs.

In September 2010 we entered into an amendment of the SunTrust credit facility that lowered the required minimum adjusted EBITDA and fixed charge coverage ratio through December 31, 2010. In October 2010 we entered into an interest rate swap agreement with SunTrust that limits our exposure to increases in the one-month LIBOR rate. In October 2011 we entered into an amendment of the SunTrust credit facility that increased our capital expenditure limits for 2011 and 2012.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Minimum Payments

Future minimum principal payments of long-term debt as of December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$3,000
2013	3,000
2014	3,000
2015	—
2016	—
Thereafter	—

$9,000

(8) LEASE COMMITMENTS

PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $6.7 million in 2011, $6.2 million in 2010 and $6.2 million in 2009.

We have subleased approximately 58,000 square feet of our principal executive office space to independent third parties. The sublease rental income we earn is less than the lease payments we make. At December 31, 2011, our liabilities relating to these lease obligations were $2.8 million, of which we have included $1.1 million in “Accounts payable and accrued expenses” and $1.7 million in “Other long-term liabilities” in our Consolidated Balance Sheet. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive. We include accretion of this liability related to discounting in rent expense.

We have entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). We charge the total amount of rental payments due over the lease term to rent expense on the straight-line, undiscounted method over the lease terms.

Future minimum lease payments under noncancelable operating leases (both gross and net of any sublease income) are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Net
2012	$7,843	$(875)	$6,968
2013	7,459	(814)	6,645
2014	6,509	(753)	5,756
2015	849	—	849
2016	117	—	117
Thereafter	14	—	14

Total payments	$22,791	$(2,442)	$20,349

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) INCOME TAXES

Earnings (loss) before income taxes relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(3,182)	$(3,189)	$4,369
Foreign	7,290	8,324	13,986

	$4,108	$5,135	$18,355

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$40
State	79	30	85
Foreign	3,364	3,206	3,419

	3,443	3,236	3,544

Deferred:
Federal	(1,603)	(514)	—
State	(133)	—	—
Foreign	(415)	(840)	(516)

	(2,151)	(1,354)	(516)

Total	$1,292	$1,882	$3,028

The significant differences between the U.S. federal statutory tax rate of 34% (35% in 2009) and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	$1,397	$1,746	$6,424
State income taxes, net of federal effect	(130)	577	90
Change in deferred tax asset valuation allowance	(1,910)	(3,254)	(6,093)
First Audit Partners acquisition – basis difference	—	—	668
Foreign taxes	1,481	2,407	586
Compensation deduction limitation	360	448	1,104
Other, net	94	(42)	249

	$1,292	$1,882	$3,028

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred income tax assets:
Accounts payable and accrued expenses	$1,875	$2,100
Accrued payroll and related expenses	3,046	1,748
Stock-based compensation expense	8,716	8,314
Depreciation of property and equipment	4,177	4,074
Non-compete agreements	50	84
Unbilled receivables and refund liabilities	(1,675)	1,064
Foreign operating loss carry-forwards of foreign subsidiary	1,422	1,875
Federal operating loss carry-forwards	26,332	20,877
Intangible assets	11,935	17,686
State operating loss carry-forwards	2,625	2,321
Other	3,582	4,032

Gross deferred tax assets	62,085	64,175
Less valuation allowance	52,047	54,801

Gross deferred tax assets net of valuation allowance	10,038	9,374

Deferred income tax liabilities:
Intangible assets	7,531	7,177
Capitalized software	974	1,106
Other	679	652

Gross deferred tax liabilities	9,184	8,935

Net deferred tax assets	$854	$439

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of December 31, 2011, management determined that based on all available evidence, a valuation allowance of $52.0 million is appropriate, representing a decrease of $2.8 million from the valuation allowance of $54.8 million recorded as of December 31, 2010. A portion of this decrease relates to our December 2011 acquisition of BSI (see Note 14 – Business Acquisitions below). We recorded a $1.7 million reduction in the deferred tax asset valuation allowance that resulted from the deferred tax liabilities that we recorded relating to the acquisition. This reduction was accounted for as an income tax benefit in 2011.

As of December 31, 2011, we had approximately $75.2 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The federal loss carry-forwards expire through 2031. As of December 31, 2011, we had approximately $90.5 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2016 and 2031 and are subject to certain limitations.

Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, in 2011, we determined that the earnings of our Canadian subsidiary should no longer be considered to be permanently reinvested. This change resulted in earnings of $4.8 million that we anticipated we would repatriate, and we provided additional deferred taxes of $0.2 million in 2011 relating to this potential repatriation, representing the estimated withholding tax liability to be due when such amounts are repatriated. We did not provide additional incremental U.S. income tax expense on these amounts as the Canadian subsidiary is classified as a branch for U.S. income tax purposes.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $75.2 million of U.S. federal loss carry-forwards available to the Company, $19.2 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.

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

We recorded unrecognized tax benefits of $2.6 million as of December 31, 2011, an increase of $0.5 million over the $2.1 million recorded at December 31, 2010. We recorded accrued interest and penalties of $2.2 million as of December 31, 2011, an increase of $0.4 million over the $1.8 million recorded at December 31, 2010. We recognized interest expense of $0.4 million in 2011 and $0.3 million in 2010 related to the liability for unrecognized tax benefits. Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2011, the 2008 through 2011 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2008 may also subject returns for those years to examination.

(10) EMPLOYEE BENEFIT PLANS

We maintain a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management each plan year. Company matching funds and discretionary contributions vest at the rate of 20% each year beginning after the participants’ first year of service. We did not make a contribution in 2011. We contributed approximately $1.0 million in 2010 and $1.0 million in 2009.

(11) SHAREHOLDER RIGHTS PLAN

On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan, as amended, provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 10, 2012, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of our common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect our finances, interfere with our operations or business plans, or affect our earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded.

Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new series of stock, which is designated as participating preferred stock. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN). The Plaintiff alleges that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). The Plaintiff is seeking designation of this action as a collective action. In addition, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012 and have been engaged in pre-discovery discussions with the Plaintiff’s counsel. We intend to vigorously defend against these claims. The case is in the very preliminary stages and we currently are unable to determine the likelihood or amount of any potential loss that may arise from this matter.

In addition, we are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

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

During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock,

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted stock units and other incentive awards. Two million shares of the Company’s common stock initially were reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers. The options granted pursuant to the 2008 EIP have seven year terms.

An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2010 and approved at the Company’s annual meeting of shareholders held on June 15, 2010. This amendment, among other things, increases the number of shares reserved for issuance under the 2008 EIP by 3,400,000 shares to a total of 5,400,000 shares and provides that restricted stock awards and other full value awards will count as 1.41 shares against the available pool of shares under the plan. As of December 31, 2011, there were 999,918 shares available for future grants under the 2008 EIP.

Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the years ended December 31, 2011, 2010 and 2009:

	Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Grant Date Fair Value
2011
	Director group	65,801	1 year or less	$7.23	$267,360
	Director group	16,237	3 years	6.32	64,666
	Employee group	140,000	2 years	6.09	521,108
	Employee group	475,064	3 years	7.38	2,056,677
	Employee inducement	200,000	3-4 years (1)	5.37	625,940

2010
	Director group	51,276	1 year	$4.20	$129,604
	Director	8,546	3 years	5.39	34,146
	Employee group	649,010	3 years	4.14	1,739,687

2009
	Employee Inducement	296,296	4 years	$3.57	$763,529
	Director group	42,730	1 year	2.82	88,011
	Employee group	505,755	3 years	2.92	1,088,334

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in the fourth quarter of 2011 to three employees in connection with their joining the company. Vesting for 100,000 of the three grants is subject to specific performance conditions that require the employee to achieve certain performance targets. These targets include specified cumulative revenue targets over a four-year period or minimum levels of claims-related criteria over a three-year period. The remaining 100,000 awards vest ratably over a four-year period.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards (restricted stock and restricted stock units) grants during the years ended December 31, 2011, 2010 and 2009:

	Grantee Type	# of Shares Granted	Vesting Period	Grant Date Fair Value
2011
	Director group	65,801	1 year or less	$475,493
	Director group	17,237	3 years	109,229
	Employee group	60,000	2 years	365,400
	Employee group	455,064	3 years	3,372,024
	Employee inducement	120,000	3-4 years (1)	679,400
2010
	Director	51,276	1 year	$215,274
	Director group	8,546	3 years	46,063
	Employee group	600,010	3 years	2,410,965
2009
	Employee Inducement	344,445	4 years	$1,229,669
	Director group	42,730	1 year	120,499
	Employee	20,000	3 years	57,400
	Employee group	522,832	3 years	1,546,636
	Employee group	25,000	3 years	168,500

(1)	The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the fourth quarter of 2011 to two employees in connection with their joining the company. Vesting for each of the two grants is subject to specific performance conditions that require the employee to achieve certain performance targets. These targets include specified cumulative revenue targets over a four-year period for one grant and minimum levels of claims-related criteria over a three-year period for the other grant.

A summary of option activity as of December 31, 2011, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2011	2,268,779	$6.54
Granted	897,102	6.70
Exercised	(116,073)	3.04		$390
Forfeited	(171,837)	8.33
Expired	(17,081)	9.51

Outstanding at December 31, 2011	2,860,890	$6.61	4.83 years	$3,031

Exercisable at December 31, 2011	1,305,481	$8.01	3.65 years	$1,447

The weighted-average grant date fair value of options granted was $3.94 per share in 2011, $2.69 per share in 2010 and $2.31 per share in 2009. The total intrinsic value of options exercised was $0.4 million in 2011, $0.1 million in 2010 and less than $0.1 million in 2009.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2011, and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2011	1,489,031	$4.61
Granted	718,102	6.96
Vested	(521,693)	3.95
Forfeited	(266,946)	8.18

Nonvested at December 31, 2011	1,418,494	$5.37

The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $6.96 per share in 2011, $4.05 per share in 2010 and $3.27 per share in 2009. The total vest date fair value of stock awards vested during the year was $3.6 million in 2011, $1.5 million in 2010, and $0.5 million in 2009.

2006 MIP Performance Units

At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. On September 29, 2006, an aggregate of 682,301 Performance Units were awarded under the 2006 MIP to seven executive officers of the Company. The awards had an aggregate grant date fair value of $4.0 million. At Performance Unit settlement dates (which varied), participants were issued that number of shares of Company common stock equal to 60% of the number of Performance Units being settled, and were paid in cash an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. The awards were 50% vested at the award date and the remainder of the awards vested ratably over approximately the following eighteen months with the awards fully vesting on March 17, 2008. The awards contain certain anti-dilution and change of control provisions. As a result, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A convertible preferred stock. During 2006, the Company granted an additional 122,073 Performance Units with aggregate grant date fair values of $1.6 million as a result of this automatic adjustment provision.

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

All Performance Units must be settled before April 30, 2016. We recognized compensation expense (credit) of $0.1 million in 2011, $0.1 million in 2010, and $(0.2 million) in 2009 related to these 2006 MIP Performance Unit awards. The 2009 compensation credit resulted from the remeasurement of the liability-classified portion of the awards to fair value based on the market price of our common stock. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited.

During 2011, one current executive officer settled the remaining 44,831 Performance Units outstanding, resulting in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million. There were no Performance Units outstanding as of December 31, 2011.

During 2010, three current and former executive officers settled an aggregate of 224,158 Performance Units under the 2006 MIP. These settlements resulted in the issuance of 134,490 shares of common stock and cash payments totaling $0.6 million.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2009, eight current and former executive officers settled an aggregate of 1,474,129 Performance Units under the 2006 MIP. These settlements resulted in the issuance of 884,473 shares of common stock and cash payments totaling $1.9 million.

Stock-based compensation charges aggregated $5.1 million in 2011, $4.0 million in 2010 and $3.3 million in 2009. We include these charges in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2011, there was $9.2 million of unrecognized stock-based compensation expense related to stock options and nonvested stock which we expect to be recognized over a weighted average period of 1.79 years.

(14) BUSINESS ACQUISITIONS

We completed several acquisitions since 2009 that we describe below. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities in our New Services segment.

We allocate the total purchase price in a business acquisition to the fair value of identified assets acquired and liabilities assumed based on the fair values at the acquisition date, and record amounts exceeding the fair values as goodwill. If the fair value of the assets acquired exceeds the purchase price, we record this excess as a gain on bargain purchase. We determine the estimated fair values of intangible assets acquired using our estimates of future discounted cash flows to be generated by the acquired business over the estimated duration of those cash flows. We base the estimated cash flows on our projections of future revenues, cost of revenues, capital expenditures, working capital needs and tax rates. We estimate the duration of the cash flows based on the projected useful life of the assets and business acquired. We determine the discount rate based on specific business risk, cost of capital and other factors.

First Audit Partners LLP

On July 16, 2009, the Company’s UK subsidiary acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United Kingdom. We have integrated the business and assets of FAP into our Recovery Audit Services – Europe/Asia-Pacific operating segment and have included the results of operations of FAP in the results of operations of this segment since the acquisition date. This acquisition enabled us to expand the growing list of major European retailers to whom we provide our services.

The financial terms of the FAP Asset Purchase Agreement (“APA”) are denominated in British pounds sterling; parenthetical references to U.S. dollar equivalents below are based on the foreign exchange rates as of the acquisition date. The APA required an initial payment to the FAP owners of £1.0 million ($1.6 million) and required additional deferred payments of £0.5 million ($0.8 million) in January 2010 and £0.8 million ($1.3 million) in July 2010. Additional variable consideration (“earn-out”) also may be due based on the operating results generated by the acquired business over the next four years. We recorded an additional £1.2 million ($1.9 million) payable based on management’s estimate of the fair value of the earn-out liability. We based this calculation on our estimate of the amount and timing of the variable consideration to be earned over the four-year period using a discount rate that we determined based on specific business risk, cost of capital and other factors. We recorded a total estimated purchase price of approximately $5.8 million. The excess of fair values of assets acquired over the purchase price resulted in a gain on bargain purchase of $2.8 million that we recorded net of $0.4 million of transaction costs. From the acquisition date to December 31, 2011, we paid £0.7 million ($1.2 million) of the earn-out and recorded accretion and other adjustments of the liability of $1.0 million, resulting in an earn-out payable of $1.7 million as of December 31, 2011.

Etesius Limited

In February 2010, the Company’s UK subsidiary acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. We have included the results of operations of Etesius in our New Services segment results of operations since the acquisition date. We intend for Etesius to expand our capabilities in our analytics and advisory services business.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.

The SPA requires deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provides for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we will not be obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we will recognize these payments as compensation expense if earned. From the acquisition date to December 31, 2011, we paid $0.1 million of the deferred payments. An additional $1.1 million will be due through February 2014 unless there is a termination of employment of these employees under certain circumstances. We currently estimate that we will not pay any variable consideration relating to these provisions.

TJG Holdings LLC

In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois. We have included the results of operations of TJG in our New Services segment results of operations since the acquisition date. We intend for the TJG acquisition to allow us to expand our analytics and advisory services business. We recorded goodwill in connection with this acquisition, representing the value of the assembled workforce, including a management team with deep industry knowledge. This goodwill is deductible for tax purposes.

The financial terms of the TJG Asset Purchase Agreement required an initial payment to the TJG owners of $2.3 million. Additional variable consideration (“earn-out”) may also be due based on the operating results generated by the acquired business over the next two years. We recorded an additional $1.4 million payable based on management’s estimate of the fair value of the earn-out liability. We calculated the earn-out liability based on estimated future discounted cash flows to be generated by the acquired business over a two year period. We determined the discount rate based on specific business risk, cost of capital and other factors. The total estimated purchase price was valued at approximately $3.7 million. From the acquisition date to December 31, 2011, we paid $0.7 million of the earn-out and recorded accretion and other adjustments of the liability of $0.4 million, resulting in an earn-out payable of $1.1 million as of December 31, 2011.

Business Strategy, Inc.

In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of Strategic Document Solutions, LLC (collectively, “BSI”), both based in Grand Rapids, Michigan, for a purchase price valued at $12.2 million. BSI is a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of BSI in our Recovery Audit Services – Americas segment and the results of operations of SDS in our New Services segment results of operations since the acquisition date. These amounts aggregated $0.8 million of revenues and $0.1 million of net earnings. We intend for the BSI and SDS acquisitions to allow us to expand our commercial recovery audit capabilities and to expand the services we offer to our clients.

The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.8 million is due in the first quarter of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, may be due based on the performance of the acquired businesses over a two year period from the date of acquisition. We may also be required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable based on management’s estimate of the fair value of the variable consideration payable. Our assessment of these fair

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values is preliminary, and may be adjusted for information that currently is not available to us. Any changes to the initial estimates of the fair value of the assets and liabilities will be recorded to those assets and liabilities and residual amounts will be allocated to goodwill.

The initial estimate of the fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$70
Intangible assets, primarily customer relationships	4,041
Working capital, including work in progress	1,967
Deferred tax liabilities	(1,736)
Goodwill	7,826

Fair value of net assets acquired	$12,168

Fair value of purchase price	$12,168

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company and BSI as if the acquisition had occurred as of January 1, 2010. The unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. Pro forma adjustments included in these amounts consist primarily of amortization expense associated with the intangible assets recorded in the allocation of the purchase price. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition.

	Year Ended December 31,
	2011	2010
Revenues	$210,073	$193,609
Net earnings	$2,508	$3,299

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited condensed quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2011 and 2010. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2011 Quarter Ended				2010 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenues	$50,718	$50,704	$51,751	$49,944	$41,329	$45,507	$46,900	$50,345
Operating expenses:
Cost of revenues (1)	34,594	34,523	34,125	34,240	29,770	30,873	31,695	33,731
Selling, general and administrative expenses (1)	12,430	12,297	12,417	11,958	9,999	10,344	10,136	10,256
Depreciation of property and equipment	1,181	1,214	1,464	1,542	1,154	1,227	1,290	1,232
Amortization of intangible assets	1,121	1,129	1,277	1,464	1,019	1,038	1,000	1,074

Total operating expenses	49,326	49,163	49,283	49,204	41,942	43,482	44,121	46,293

Operating income (loss)	1,392	1,541	2,468	740	(613)	2,025	2,779	4,052
Foreign currency transaction (gains) losses on short-term intercompany balances	(448)	(431)	1,055	241	621	1,091	(1,274)	(16)
Interest expense, net	347	478	398	393	384	271	315	335
Loss on debt extinguishment	—	—	—	—	1,381	—	—	—

Earnings (loss) before income taxes	1,493	1,494	1,015	106	(2,999)	663	3,738	3,733
Income tax expense (benefit)	1,121	784	593	(1,206)	436	628	1,177	(359)

Net earnings (loss)	$372	$710	$422	$1,312	$(3,435)	$35	$2,561	$4,092

Basic earnings (loss) per common share (2)	$0.02	$0.03	$0.02	$0.04	$(0.15)	$0.00	$0.11	$0.17

Diluted earnings (loss) per common share (2)	$0.02	$0.03	$0.02	$0.04	$(0.15)	$0.00	$0.11	$0.17

(1)	We have reclassified certain previously reported amounts for all quarters prior to the fourth quarter of 2011 to conform with classifications adopted in the fourth quarter of 2011.
(2)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

In the fourth quarter of 2011, management determined that a valuation allowance is no longer required against the deferred tax assets for one of its foreign subsidiaries given its return to profitability and future projected profitability. This adjustment resulted in a $0.5 million income tax benefit in the fourth quarter of 2011. Also in the fourth quarter of 2011, management recorded the initial purchase accounting entries for the December 2011 acquisition of Business Strategy, Inc. As a part of this process, we recorded a $1.7 million reduction in the deferred tax asset valuation allowance that resulted from the deferred tax liabilities that we recorded relating to the acquisition. This reduction was accounted for as an income tax benefit in the fourth quarter of 2011.

As a part of an ongoing Canadian tax audit, we continue to defend our tax position related to the valuation of an intercompany transaction. We recognized $0.6 million of additional tax expense in the fourth quarter of 2011 to reflect our estimate of the potential tax due based on our continuing discussions with the Canadian tax authorities.

In the fourth quarter of 2010, management determined that it was not probable that the Company would make a matching contribution to the defined contribution retirement plan in 2011 for contributions made by employees in 2010. As a result, we reversed the amount recorded as of September 30, 2010 of $0.9 million in the fourth quarter of 2010.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

This evaluation excluded our operations acquired through the acquisition of Business Strategy, Inc. and substantially all of the assets of Strategic Document Solutions, LLC (collectively, “BSI”). The acquired operations accounted for 11% of our total assets and less than 1% of our total revenues as reported in our consolidated financial statements as of and for the year ended December 31, 2011. In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year. Management did not assess the effectiveness of BSI’s internal control over financial reporting because of the timing of the acquisition, which was completed on December 1, 2011.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PRGX Global, Inc.

Atlanta, Georgia

We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, “Management’s Annual Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Business Strategy, Inc. and Strategic Document Solutions, LLC (collectively, “BSI”) which were acquired on December 1, 2011, and which are included in the consolidated balance sheet of the Company as of December 31, 2011, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. BSI constituted 11% of total assets as of December 31, 2011, and less than 1% of total revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of BSI because of the timing of the acquisition which was completed on December 1, 2011. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of BSI.

In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 14, 2012

ITEM 9B.	Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. At Performance Unit settlement dates (which varied), participants were paid in common stock and in cash. Participants received a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The awards were 50% vested at the award date and the remainder of the awards vested ratably over approximately the following eighteen months. The awards contain certain anti-dilution and change of control provisions. Also, the number of Performance Units awarded were automatically adjusted on a pro-rata basis upon the conversion into common stock of any of the Company’s senior convertible notes or Series A convertible preferred stock.

During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Two million shares of the Company’s common stock initially were reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers.

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

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan	527,455	$12.59	—
2008 Equity Incentive Plan	1,864,916	5.48	999,918
Share awards (1)	—	—	92,558
Equity compensation plans not approved by security holders (2), (3)	468,519	4.34	—

Total	2,860,890	$6.61	1,092,476

(1)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash. There were no awards outstanding at December 31, 2011.
(2)	Inducement Option Grant – during the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company and had exercised options to purchase 27,777 shares through December 31, 2011.
(3)	Inducement Option Grants – during the fourth quarter of 2011, in connection with their joining the Company in senior leadership positions, the Company made inducement grants outside its existing stock-based compensation plans to three executives. The aggregate amount of the grants included options to purchase 200,000 shares of the common stock of the Company. Vesting of 100,000 of the grants is subject to certain performance requirements.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Compensation — Employment Agreements” and “Certain Transactions” of the Proxy Statement.

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
2.2

Acquisition Agreement dated December 1, 2011, among PRGX Global, Inc., PRGX Commercial LLC, Business Strategy, Inc., Strategic Document Services, LLC, DD&C Investments, L.L.C., Charles Fayon, Daniel Geelhoed and Dennis VanDyke. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 2, 2011).

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

4.3.8

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

+10.22.2	Form of Amendment to Performance Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2007).
+10.23	Employment Agreement with Norman Lee White dated June 19, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Report on Form 8-K filed on June 20, 2006).
+10.23.1	Separation Agreement dated November 30, 2008 between PRG-Schultz USA and Mr. White (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on December 4, 2008).
+10.24	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2007).
+10.26	PRGX Global, Inc. 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.26.1	PRGX Global, Inc. 2008 Equity Incentive Plan, as amended and restated effective April 27, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 21, 2010).
+10.26.2	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).
+10.26.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).
+10.27	Employment Agreement dated January 8, 2009, by and between Mr. Romil Bahl and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2009).
+10.27.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).
+10.27.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).
+10.28	Employment Agreement dated May 26, 2009 by and between the Registrant and Robert B. Lee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2009).
10.29

Revolving Credit and Term Loan Agreement dated as of January 19, 2010, by and among PRGX Global, Inc. (formerly PRG-Schultz International, Inc.), and PRGX USA, Inc. (formerly PRG-Schultz USA, Inc.), as co-borrowers, the lenders from time to time party thereto, SunTrust Bank, as issuing bank, and SunTrust Bank, as administrative agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 7, 2011).

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

10.29.4	Loan Documents Modification Agreement dated June 21, 2010, by and among the Borrowers, the Guarantors and the Lender.
10.29.5

Second Loan Documents Modification Agreement dated September 30, 2010, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2010).

10.29.6	Third Loan Documents Modification Agreement dated October 17, 2011, by and among the Borrowers and the Lender.
+10.30	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.31	Employment Agreement between the Registrant and Jennifer G. Moore dated November 28, 2008 (incorporated by reference to Exhibit 10.32 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.31.1	Separation Agreement between the Registrant and Jennifer G. Moore dated October 26, 2009 (incorporated by reference to Exhibit 10.32.1 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.32	Employment Agreement between the Registrant and James Shand dated March 12, 2009 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on March 29, 2010).
+10.33	Employment Agreement between the Registrant and Michael Noel dated September 30, 2009. (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on March 16, 2011).
+10.34	Employment Agreement between the Registrant and Catherine Lafiandra dated February 1, 2010.
+10.35	Employment Agreement between the Registrant and Puneet Pamnani dated February 8, 2012.
14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).
21.1	Subsidiaries of the Registrant.
23.1	Consent of BDO USA, LLP
31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2011.
31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2011.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2011.
101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

+	Designates management contract or compensatory plan or arrangement.
*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/S/ ROMIL BAHL
Romil Bahl
President, Chief Executive Officer, Director
(Principal Executive Officer)

Date:	March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ROMIL BAHL Romil Bahl	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012

/S/ ROBERT B. LEE Robert B. Lee	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2012

/S/ BRIAN D. LANE Brian D. Lane	Controller (Principal Accounting Officer)	March 14, 2012

/S/ DAVID A. COLE David A. Cole	Director	March 14, 2012

/S/ WILLIAM C. COPACINO William C. Copacino	Director	March 14, 2012

/S/ PATRICK G. DILLS Patrick G. Dills	Chairman of the Board	March 14, 2012

/S/ ARCHELLE GEORGIOU FELDSHON Archelle Georgiou Feldshon	Director	March 14, 2012

/S/ N. COLIN LIND N. Colin Lind	Director	March 14, 2012

/S/ PHILIP J. MAZZILLI, JR. Philip J. Mazzilli, Jr.	Director	March 14, 2012

/S/ STEVEN P. ROSENBERG Steven P. Rosenberg	Director	March 14, 2012

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2011
Allowance for doubtful accounts receivable	$591	221	(1)	$811
Allowance for doubtful employee advances and miscellaneous receivables	$669	366	(763)	$272
Deferred tax valuation allowance	$54,801	(2,754)	—	$52,047
2010
Allowance for doubtful accounts receivable	$1,032	(360)	(81)	$591
Allowance for doubtful employee advances and miscellaneous receivables	$351	559	(241)	$669
Deferred tax valuation allowance	$58,304	(3,503)	—	$54,801
2009
Allowance for doubtful accounts receivable	$921	137	(26)	$1,032
Allowance for doubtful employee advances and miscellaneous receivables	$311	235	(195)	$351
Deferred tax valuation allowance	$64,307	(6,003)	—	$58,304

(1)	Write-offs, net of recoveries

S-1