Form 10-Q
period 2012-03-31
PRGX GLOBAL, INC.
filed 2012-05-04
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Common shares of the registrant outstanding at April 25, 2012 were 25,068,590.

PRGX GLOBAL, INC.

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Statements of Income
Revenues	$51,649	$50,718
Operating expenses:
Cost of revenues	34,218	34,594
Selling, general and administrative expenses	12,637	12,430
Depreciation of property and equipment	1,513	1,181
Amortization of intangible assets	2,327	1,121

Total operating expenses	50,695	49,326

Operating income	954	1,392

Foreign currency transaction gains on short-term intercompany balances	(339)	(448)
Interest expense, net	504	347

Earnings before income taxes	789	1,493

Income tax expense	497	1,121

Net earnings	$292	$372

Basic earnings per common share (Note B)	$0.01	$0.02

Diluted earnings per common share (Note B)	$0.01	$0.02

Weighted-average common shares outstanding (Note B):
Basic	25,309	24,258

Diluted	25,765	24,533

Statements of Comprehensive Income
Net earnings	$292	$372
Foreign currency translation adjustments	416	278

Comprehensive income	$708	$650

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$18,192	$20,337
Restricted cash	123	64
Receivables:
Contract receivables, less allowances of $1,271 in 2012 and $811 in 2011:
Billed	27,815	30,583
Unbilled	12,526	10,041

	40,341	40,624
Employee advances and miscellaneous receivables, less allowances of $419 in 2012 and $272 in 2011	1,099	1,343

Total receivables	41,440	41,967
Prepaid expenses and other current assets	4,090	5,594

Total current assets	63,845	67,962

Property and equipment	52,889	50,792
Less accumulated depreciation and amortization	(33,721)	(32,206)

Property and equipment, net	19,168	18,586
Goodwill	13,876	13,194
Intangible assets, less accumulated amortization of $23,597 in 2012 and $22,115 in 2011	22,329	23,406
Noncurrent portion of unbilled receivables	1,199	1,672
Other assets	1,571	1,593

Total assets	$121,988	$126,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,789	$15,035
Accrued payroll and related expenses	16,930	21,920
Refund liabilities	6,698	6,746
Deferred revenues	1,867	1,688
Current portion of debt (Note F)	3,000	3,000
Business acquisition obligations	6,349	3,502

Total current liabilities	49,633	51,891

Long-term debt (Note F)	5,250	6,000
Noncurrent business acquisition obligations	2,571	5,604
Noncurrent refund liabilities	1,004	1,000
Other long-term liabilities	2,519	2,828

Total liabilities	60,977	67,323

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 25,068,917 shares issued and outstanding as of March 31, 2012 and 25,108,754 shares issued and outstanding as of December 31, 2011	251	251
Additional paid-in capital	575,479	574,266
Accumulated deficit	(518,300)	(518,592)
Accumulated other comprehensive income	3,581	3,165

Total shareholders’ equity	61,011	59,090

	$121,988	$126,413

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net earnings	$292	$372
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation and amortization	3,840	2,302
Amortization of deferred loan costs (Note F)	46	45
Stock-based compensation expense	1,401	901
Loss on sale of property and equipment	1	3
Deferred income taxes	(33)	(112)
Foreign currency transaction gains on short-term intercompany balances	(339)	(448)
Changes in assets and liabilities:
Restricted cash	(59)	(60)
Billed receivables	3,199	(344)
Unbilled receivables	(2,012)	978
Prepaid expenses and other current assets	923	(402)
Other assets	29	(104)
Accounts payable and accrued expenses	(407)	(210)
Accrued payroll and related expenses	(5,182)	3,020
Refund liabilities	(44)	174
Deferred revenue	151	143
Noncurrent compensation obligations	167	(8)
Other long-term liabilities	1	(96)

Net cash provided by operating activities	1,974	6,154

Cash flows from investing activities:
Business acquisition	(997)	—
Purchases of property and equipment, net of disposal proceeds	(1,967)	(1,479)

Net cash used in investing activities	(2,964)	(1,479)

Cash flows from financing activities:
Repayments of long-term debt	(750)	(750)
Restricted stock repurchased from employees for withholding taxes	(209)	(236)
Proceeds from option exercises	38	127
Payments of deferred acquisition consideration	(650)	—

Net cash used in financing activities	(1,571)	(859)

Effect of exchange rates on cash and cash equivalents	416	403

Net increase (decrease) in cash and cash equivalents	(2,145)	4,219

Cash and cash equivalents at beginning of period	20,337	18,448

Cash and cash equivalents at end of period	$18,192	$22,667

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$93	$113

Cash paid during the period for income taxes, net of refunds received	$225	$816

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to the 2011 financial statements to conform to the presentations adopted in the fourth quarter of 2011. We now reflect depreciation and amortization as separate line items in our Condensed Consolidated Statements of Income and Comprehensive Income.

Note B — Earnings Per Common Share

The following tables set forth the computations of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended March 31,
Basic earnings per common share:	2012	2011
Numerator:
Net earnings	$292	$372

Denominator:
Weighted-average common shares outstanding	25,309	24,258

Basic earnings per common share	$0.01	$0.02

	Three Months Ended March 31,
Diluted earnings per common share:	2012	2011
Numerator:
Net earnings	$292	$372

Denominator:
Weighted-average common shares outstanding	25,309	24,258
Incremental shares from stock-based compensation plans	456	275

Denominator for diluted earnings per common share	25,765	24,533

Diluted earnings per common share	$0.01	$0.02

Weighted average shares outstanding excludes anti-dilutive shares underlying options that totaled 1.5 million shares and 1.3 million shares for the three months ended March 31, 2012 and 2011, respectively. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 1.1 million for both of the three months ended March 31, 2012 and 2011, and nonvested restricted share units that we consider to be participating securities of 0.2 million and 0.3 million for the three months ended March 31, 2012 and 2011, respectively.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation

The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2011.

2008 EIP Awards

Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no stock option grants during the three months ended March 31, 2012. The following table summarizes stock option grants during the three months ended March 31, 2011:

	Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Grant Date Fair Value
2011
	Director	4,273	Less than 1 year	$6.11	$14,497
	Director	8,546	3 years	6.11	33,723
	Employee group	140,000	2 years	6.09	521,108
	Employee	10,000	3 years	6.01	38,372

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no nonvested stock awards (restricted stock and restricted stock units) granted during the three months ended March 31, 2012. The following table summarizes nonvested stock awards granted during the three months ended March 31, 2011:

	Grantee Type	# of Shares Granted	Vesting Period	Grant Date Fair Value
2011
	Director	4,273	Less than 1 year	$26,108
	Director	8,546	3 years	52,216
	Employee group	60,000	2 years	365,400

2006 MIP Performance Units

As of March 31, 2011, a total of 44,831 Performance Units were outstanding and fully vested. All of the 2006 MIP Performance Units outstanding were settled by an executive officer on May 2, 2011, resulting in the issuance of 26,898 shares of common stock and a cash payment totaling $0.1 million. There were no Performance Units outstanding as of March 31, 2012.

Selling, general and administrative expenses for the three months ended March 31, 2012 and 2011 include $1.4 million and $0.9 million, respectively, related to stock-based compensation charges. At March 31, 2012, there was $7.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock and restricted stock unit awards which we expect to recognize over a weighted-average period of 1.6 years.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note D – Operating Segments and Related Information

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

New Services represents analytics and advisory services and healthcare claims recovery audit services.

Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments.

We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, certain litigation costs and litigation settlements, severance charges and foreign currency gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the three months ended March 31, 2012 and 2011 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended March 31, 2012
Revenues	$28,813	$14,305	$8,531	$—	$51,649

Net earnings					$292
Income tax expense					497
Interest expense, net					504

EBIT	$5,561	$1,657	$(798)	$(5,127)	1,293
Depreciation of property and equipment	915	40	558	—	1,513
Amortization of intangible assets	1,586	539	202	—	2,327

EBITDA	8,062	2,236	(38)	(5,127)	5,133
Foreign currency transaction gains on short-term intercompany balances	(63)	(257)	(19)	—	(339)
Acquisition obligations classified as compensation	—	—	101	—	101
Transformation severance and related expenses	90	57	95	—	242
Legal fees for overtime pay claim	249	—	—	—	249
Stock-based compensation	—	—	—	1,401	1,401

Adjusted EBITDA	$8,338	$2,036	$139	$(3,726)	$6,787

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended March 31, 2011
Revenues	$29,113	$14,752	$6,853	$—	$50,718

Net earnings					$372
Income tax expense					1,121
Interest expense, net					347

EBIT	$5,756	$2,017	$(1,270)	$(4,663)	1,840
Depreciation of property and equipment	774	88	319	—	1,181
Amortization of intangible assets	573	332	216	—	1,121

EBITDA	7,103	2,437	(735)	(4,663)	4,142
Foreign currency transaction gains on short-term intercompany balances	(9)	(438)	(1)	—	(448)
Acquisition obligations classified as compensation	—	—	97	—	97
Transformation severance and related expenses	667	160	—	—	827
Stock-based compensation	—	—	—	901	901

Adjusted EBITDA	$7,761	$2,159	$(639)	$(3,762)	$5,519

Note E – Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less from date of purchase. We place our temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit or otherwise may not be covered by FDIC insurance.

Our cash and cash equivalents included short-term investments of approximately $5.5 million as of March 31, 2012 and $8.2 million as of December 31, 2011, of which approximately $3.1 million and $2.4 million, respectively, were held at banks in Brazil.

Note F – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

SunTrust term loan due quarterly through January 2014	$8,250	$9,000
Less current portion	3,000	3,000

Noncurrent portion	$5,250	$6,000

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of March 31, 2012, we had no outstanding borrowings under the SunTrust revolver.

The SunTrust term loan requires quarterly principal payments of $0.8 million each which commenced in March 2010, and a final principal payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable based on excess cash flow (“ECF”) if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio was below the threshold in 2011 and 2010, and ECF payments were not required on the loan in either year.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.74% at March 31, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $0.8 million during the three months ended March 31, 2012.

Note G – Fair Value of Financial Instruments

We state cash and cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

We recorded bank debt of $8.3 million as of March 31, 2012 and $9.0 million as of December 31, 2011 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. Substantially all of these balances include variable borrowing rates, and we believe that the fair values of these instruments are approximately equal to their carrying values as of those dates.

We recorded lease obligations of $2.4 million as of March 31, 2012 and $2.8 million as of December 31, 2011 representing the fair value of future lease payments for office space we no longer use, reduced by sublease rentals we expect to earn. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive.

We recorded business acquisition obligations of $8.9 million as of March 31, 2012 and $9.1 million as of December 31, 2011 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenues or other factors used in the calculation of the ultimate payment to be made. We use the discount rate that we used to value the liability at the acquisition date, which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

Note H – Commitments and Contingencies

Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN). The Plaintiff alleges that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). The Plaintiff is seeking designation of this action as a collective action. In addition, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties have conducted limited discovery. We intend to vigorously defend against these claims. The case is in the very preliminary stages and we currently are unable to determine the likelihood or amount of any potential loss that may arise from this matter.

In addition, we are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

Note I – Business Acquisitions

In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), based in Grand Rapids, Michigan, for a purchase price valued at $12.2 million. BSI is a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of BSI in our Recovery Audit Services – Americas segment and the results of operations of the affiliated company in our New Services segment results of operations since the acquisition date.

In January 2012, we acquired the assets of CRC Management Consultants LLP (“CRC”), a third-party audit firm to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. The initial estimate of the fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Non-compete agreement	$128
Work in progress	201
Goodwill	668

Fair value of net assets acquired	$997

Fair value of purchase price	$997

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company, BSI and CRC as if the acquisition had occurred as of January 1, 2011. The unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. Pro forma adjustments included in these amounts consist primarily of amortization expense associated with the intangible assets recorded in the allocation of the purchase price. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition. Unaudited pro forma condensed financial information is as follows (in thousands):

Three Months Ended March 31,
2011
Revenues	$52,669
Net earnings	$160

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Revenues	100.0%	100.0%
Operating expenses:
Cost of revenues	66.3	68.2
Selling, general and administrative expenses	24.4	24.5
Depreciation of property and equipment	2.9	2.4
Amortization of intangible assets	4.5	2.2

Total operating expenses	98.1	97.3

Operating income	1.9	2.7

Foreign currency transaction gains on short-term intercompany balances	(0.7)	(0.9)
Interest expense, net	1.0	0.7

Earnings before income taxes	1.6	2.9

Income tax expense	1.0	2.2

Net earnings	0.6%	0.7%

Three Months Ended March 31, 2012 Compared to the Corresponding Period of the Prior Year

Revenues. Revenues were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Recovery Audit Services – Americas	$28,813	$29,113
Recovery Audit Services – Europe/Asia-Pacific	14,305	14,752
New Services	8,531	6,853

Total	$51,649	$50,718

Total revenues increased for the three months ended March 31, 2012 by $0.9 million, or 1.8%, compared to the same period in 2011.

Below is a discussion of our revenues for our three operating segments.

Recovery Audit Services – Americas revenues decreased by $0.3 million, or 1.0%, for the first quarter of 2012 compared to the first quarter of 2011. One of the factors contributing to changes in our reported revenues is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenues. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the first quarter of 2012 decreased by 0.2% compared to the first quarter of 2011.

The decrease in our Recovery Audit Services – Americas revenues in the three months ended March 31, 2012 was due to a number of factors. Revenues declined 4.2% at our existing clients due to the 2011 first quarter containing some atypical revenues at several clients, including revenues from client-driven audit timeline changes and some individually significant claims. Revenues declined an additional 7.6% due to discontinued clients, reductions in audit scope and demotions from primary auditor to secondary auditor. The most significant of these changes relates to a single discontinued client that recently returned to PRGX and for which we anticipate generating revenues in the second quarter of 2012. We substantially offset these decreases by a 10.7% increase in revenues from new clients, including those we now serve as a result of our acquisition of BSI.

Recovery Audit Services – Europe/Asia-Pacific revenues decreased by $0.4 million, or 3.0%, for the three months ended March 31, 2012 compared to the same period in 2011. The weakening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia negatively impacted reported revenues in the first quarter of 2012. On a constant dollar basis, adjusted for changes in FX rates, revenues for the first quarter of 2012 decreased by 1.4% compared to the first quarter of 2011. These decreases on a constant dollar basis are primarily attributable to normal fluctuations in claims identified and the scope and timing of audits in process. We partially offset these decreases with revenues from new clients, particularly in the Asia-Pacific region.

New Services revenues increased by $1.7 million, or 24.5%, for the three months ended March 31, 2012 compared to the same period in 2011. We generate New Services revenues from our analytics and advisory services and our healthcare claims recovery audit services, which are derived primarily from our participation in the Medicare RAC program. The increase in revenue is due to our healthcare claims recovery audit revenues more than tripling from the 2011 period, partially offset by a significant decrease in our analytics and advisory services revenues. The increase in healthcare claims recovery audit revenues is due to improvements in our performance under the Medicare RAC program. A significant portion of first quarter 2012 healthcare claims recovery audit revenues related to claims identified in prior quarters but not accepted by the claims processor until the first quarter of 2012. We anticipate that our healthcare claims recovery audit revenues will continue to exceed the comparable amounts for the 2011 periods through the remainder of 2012, but to a lesser degree than in the 2012 first quarter.

The decrease in our analytics and advisory revenues is due to the 2011 first quarter containing several large projects that drove extremely high utilization levels, with no similar projects in the first quarter of 2012. These projects also drove high revenues in the second quarter of 2011, and we anticipate that 2012 second quarter analytics and advisory revenues will be below the level achieved in the second quarter of 2011. We realigned the analytics and advisory organization in the fourth quarter of 2011 and hired three new managing directors. We anticipate that these new managing directors will begin to drive increasing revenues in the near future.

Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit and our analytics and advisory services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenues.

COR was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Recovery Audit Services – Americas	$15,952	$16,643
Recovery Audit Services – Europe/Asia-Pacific	11,075	11,590
New Services	7,191	6,361

Total	$34,218	$34,594

COR as a percentage of revenues for Recovery Audit Services – Americas was 55.4% and 57.2% for the three months ended March 31, 2012 and 2011, respectively. The decrease in COR as a percentage of revenues for the three months ended March 31, 2012 compared to the same period in 2011 is due to lower relative costs for the incremental revenues from new clients, including those we now serve as a result of our acquisition of BSI, and cost savings driven by our Next-Generation Recovery Audit service delivery model.

COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 77.4% and 78.6% for the three months ended March 31, 2012 and 2011, respectively. The improvement in COR as a percentage of revenues primarily resulted from changes in the mix of audit revenues and from changes in our methods of providing audit services in Europe. We subcontract a portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn a lower gross margin from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. In the three month period ended March 31, 2012 compared to the same period in 2011, we generated a greater percentage of our revenues in this segment from employee model audits, which changed the mix of our revenues and positively impacted our COR as a percentage of revenues. We migrated one additional subcontractor to the employee model in January 2012. Although we incur some increased costs during this migration process, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.

The higher COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific (77.4% for the first quarter of 2012) compared to Recovery Audit Services – Americas (55.4% for the first quarter of 2012) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenues per client than those served by the Company’s Recovery Audit Services – Americas segment.

New Services COR relates primarily to costs of analytics and advisory services and costs associated with the Medicare RAC program subcontracts. New Services revenues exceeded COR by $1.3 million and $0.5 million in the three months ended March 31, 2012 and 2011, respectively. The increase in New Services COR of $0.8 million is due to additional personnel required to deliver the increased revenues we achieved under the Medicare RAC program, partially offset by cost reductions in our analytics and advisory services business.

Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit and New Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances and gains and losses on asset disposals related to the Recovery Audit and New Services segments. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.

SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Recovery Audit Services – Americas	$4,862	$5,376
Recovery Audit Services – Europe/Asia-Pacific	1,251	1,163
New Services	1,397	1,228
Corporate support	5,127	4,663

Total	$12,637	$12,430

Recovery Audit Services – Americas SG&A decreased $0.5 million, or 9.6%, for the three months ended March 31, 2012 from the comparable period in 2011. The decrease resulted primarily from lower severance costs related to the transformation of our recovery audit service delivery model, partially offset by additional litigation costs related to an overtime pay claim.

Recovery Audit Services – Europe/Asia-Pacific SG&A increased $0.1 million, or 7.6%, for the three months ended March 31, 2012 compared to the same period in 2011. The increase is due to higher costs for business development personnel as we continue to develop new markets in both Europe and the Asia-Pacific region.

New Services SG&A increased $0.2 million, or 13.8%, in the three months ended March 31, 2012 compared to the same period in 2011. The increase is related to our growth in New Services revenues and primarily is attributable to our continuing efforts to improve our processes and develop new tools for use in these businesses.

Corporate Support SG&A increased $0.5 million, or 10.0%, for the three months ended March 31, 2012 compared to the same period in 2011. This increase is due primarily to higher stock-based compensation charges.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Recovery Audit Services – Americas	$915	$774
Recovery Audit Services – Europe/Asia-Pacific	40	88
New Services	558	319

Total	$1,513	$1,181

The increases in depreciation relate primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs as we place developed software in service.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Recovery Audit Services – Americas	$1,586	$573
Recovery Audit Services – Europe/Asia-Pacific	539	332
New Services	202	216

Total	$2,327	$1,121

The increase in amortization expense in our recovery audit segments is due to the amortization of intangible assets recorded in connection with our recent acquisitions, including the December 2011 acquisition of BSI in Recovery Audit Services – Americas, an associate migration in the third quarter of 2011 and another in January 2012 within Recovery Audit Services – Europe / Asia Pacific. We anticipate that amortization expense will continue to exceed 2011 levels for the remainder of 2012, but will be lower than the level reached in the first quarter of 2012.

Foreign Currency Transaction (Gains) Losses on Short-term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from the remeasurement of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2012 and 2011, we recorded foreign currency gains of $0.3 million and $0.4 million, respectively, on short-term intercompany balances.

Net Interest Expense. Net interest expense was $0.5 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net interest expense in the 2012 periods is primarily due to interest expense associated with business acquisition obligations.

Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2012 and 2011 primarily results from taxes on the income of our foreign subsidiaries.

Liquidity and Capital Resources

As of March 31, 2012, we had $18.2 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $7.8 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of March 31, 2012.

Operating Activities. Net cash provided by operating activities was $2.0 million and $6.2 million during the three months ended March 31, 2012 and 2011, respectively. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Net earnings	$292	$372
Adjustments for certain non-cash items	4,916	2,691

	5,208	3,063
Changes in operating assets and liabilities	(3,234)	3,091

Net cash provided by operating activities	$1,974	$6,154

Net earnings adjusted for certain non-cash items increased by $2.1 million in the first quarter of 2012 compared to the first quarter of 2011. This increase was offset by changes in operating assets and liabilities, which were due primarily to payments made in the first quarter of 2012 for incentive compensation, with no comparable amounts paid in the first quarter of 2011. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this Form 10-Q.

Investing Activities and Depreciation and Amortization. Depreciation and amortization for the three months ended March 31, 2012 and 2011 amounted to $3.8 million and $2.3 million, respectively. Net cash used for property and equipment capital expenditures was $2.0 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model and develop software relating to our participation in the Medicare RAC program.

Capital expenditures are discretionary and we currently expect future capital expenditures to decline slightly from 2011 levels as we continue to enhance our Next-Generation Recovery Audit service delivery model and our healthcare audit systems. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

The business acquisition payment of $1.0 million in the three months ended March 31, 2012 relates to our acquisition of the assets, principally work in progress, of a former associate model entity as part of our initiative to migrate European recovery audit teams to an employee model.

Financing Activities and Interest Expense. Net cash used in financing activities was $1.6 million and $0.9 million for the three months ended March 31, 2012 and 2011, respectively. We made mandatory payments of $0.8 million on our term loan in each period. Payments of deferred acquisition consideration of $0.7 million in the 2012 period include earn-out payments we made relating to the acquisition of The Johnsson Group, deferred compensation relating to the acquisition of Etesius Limited and a portion of the additional working capital payment related to the BSI acquisition.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at March 31, 2012 was $7.8 million. We had no borrowings outstanding under the SunTrust revolver as of March 31, 2012.

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

Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.74% at March 31, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies

We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.

Forward-Looking Statements

Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the anticipated impact of the Company’s participation in the Medicare RAC program. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.

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

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2012, we recognized $2.5 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million for the three months ended March 31, 2012.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $8.3 million outstanding under a term loan and $7.8 million of calculated borrowing availability under our revolving credit facility as of March 31, 2012, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.74% at March 31, 2012. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN). The Plaintiff alleges that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). The Plaintiff is seeking designation of this action as a collective action. In addition, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties have conducted limited discovery. We intend to vigorously defend against these claims. The case is in the very preliminary stages and we currently are unable to determine the likelihood or amount of any potential loss that may arise from this matter.

In addition, we are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

Item 1A.	Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2012:

2012	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)

January 1 – January 31	19,499	$6.30	—	$—

February 1 – February 29	7,028	$5.88	—	$—

March 1 – March 31	3,108	$6.29	—	$—

	29,635	$6.20	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

4.3.8	Eighth Amendment, dated August 4, 2011, to the Registrant’s Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated as of August 9, 2000, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2012.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2012.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2012.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 4, 2012	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

May 4, 2012	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)