Form 10-Q
period 2012-06-30
PRGX GLOBAL, INC.
filed 2012-08-06
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Common shares of the registrant outstanding at July 25, 2012 were 25,293,115.

PRGX GLOBAL, INC.

FORM 10-Q

For the Quarter Ended June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statements of Income
Revenues	$51,658	$50,704	$103,307	$101,422
Operating expenses:
Cost of revenues	33,312	34,523	67,530	69,117
Selling, general and administrative expenses	12,696	12,297	25,333	24,727
Depreciation of property and equipment	1,579	1,214	3,092	2,395
Amortization of intangible assets	1,459	1,129	3,786	2,250

Total operating expenses	49,046	49,163	99,741	98,489

Operating income	2,612	1,541	3,566	2,933

Foreign currency transaction (gains) losses on short-term intercompany balances	497	(431)	158	(879)
Interest expense, net	529	478	1,033	825

Earnings before income taxes	1,586	1,494	2,375	2,987

Income tax expense	584	784	1,081	1,905

Net earnings	$1,002	$710	$1,294	$1,082

Basic earnings per common share (Note B)	$0.04	$0.03	$0.05	$0.04

Diluted earnings per common share (Note B)	$0.04	$0.03	$0.05	$0.04

Weighted-average common shares outstanding (Note B):
Basic	25,257	24,522	25,283	24,391

Diluted	25,809	24,949	25,787	24,742

Statements of Comprehensive Income
Net earnings	$1,002	$710	$1,294	$1,082
Foreign currency translation adjustments	(122)	(257)	294	21

Comprehensive income	$880	$453	$1,588	$1,103

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$11,837	$20,337
Restricted cash	177	64
Receivables:
Contract receivables, less allowances of $1,786 in 2012 and $811 in 2011:
Billed	31,191	30,583
Unbilled	14,422	10,041

	45,613	40,624

Employee advances and miscellaneous receivables, less allowances of $542 in 2012 and $272 in 2011	1,233	1,343

Total receivables	46,846	41,967
Prepaid expenses and other current assets	4,340	5,594

Total current assets	63,200	67,962

Property and equipment	54,868	50,792
Less accumulated depreciation and amortization	(35,115)	(32,206)

Property and equipment, net	19,753	18,586
Goodwill	13,887	13,194
Intangible assets, less accumulated amortization of $24,857 in 2012 and $22,115 in 2011	20,933	23,406
Noncurrent portion of unbilled receivables	1,422	1,672
Other assets	1,793	1,593

Total assets	$120,988	$126,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,498	$15,035
Accrued payroll and related expenses	17,502	21,920
Refund liabilities	6,547	6,746
Deferred revenues	1,192	1,688
Current portion of debt (Note F)	3,000	3,000
Business acquisition obligations	5,538	3,502

Total current liabilities	48,277	51,891

Long-term debt (Note F)	4,500	6,000
Noncurrent business acquisition obligations	2,912	5,604
Noncurrent refund liabilities	1,032	1,000
Other long-term liabilities	2,124	2,828

Total liabilities	58,845	67,323

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 25,292,484 shares issued and outstanding as of June 30, 2012 and 25,108,754 shares issued and outstanding as of December 31, 2011	253	251
Additional paid-in capital	575,729	574,266
Accumulated deficit	(517,298)	(518,592)
Accumulated other comprehensive income	3,459	3,165

Total shareholders’ equity	62,143	59,090

	$120,988	$126,413

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$1,294	$1,082
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation and amortization	6,878	4,645
Amortization of deferred loan costs (Note F)	91	91
Stock-based compensation expense	2,640	2,202
Loss on sale of property and equipment	1	2
Deferred income taxes	(45)	(269)
Foreign currency transaction (gains) losses on short-term intercompany balances	158	(879)
Changes in assets and liabilities:
Restricted cash	(113)	(3)
Billed receivables	(665)	488
Unbilled receivables	(4,131)	(2,226)
Prepaid expenses and other current assets	916	(1,807)
Other assets	(173)	(52)
Accounts payable and accrued expenses	(649)	2,525
Accrued payroll and related expenses	(4,346)	4,806
Refund liabilities	(167)	(161)
Deferred revenue	(504)	(322)
Noncurrent compensation obligations	236	170
Other long-term liabilities	(551)	(109)

Net cash provided by operating activities	870	10,183

Cash flows from investing activities:
Business acquisition	(1,437)	—
Purchases of property and equipment, net of disposal proceeds	(4,220)	(4,227)

Net cash used in investing activities	(5,657)	(4,227)

Cash flows from financing activities:
Repayments of long-term debt	(1,500)	(1,500)
Restricted stock repurchased from employees for withholding taxes	(1,337)	(994)
Proceeds from option exercises	238	308
Payments of deferred acquisition consideration	(1,180)	—

Net cash used in financing activities	(3,779)	(2,186)

Effect of exchange rates on cash and cash equivalents	66	686

Net increase (decrease) in cash and cash equivalents	(8,500)	4,456

Cash and cash equivalents at beginning of period	20,337	18,448

Cash and cash equivalents at end of period	$11,837	$22,904

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$181	$221

Cash paid during the period for income taxes, net of refunds received	$867	$1,924

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note B – Earnings Per Common Share

The following tables set forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per common share:	2012	2011	2012	2011
Numerator:
Net earnings	$1,002	$710	$1,294	$1,082

Denominator:
Weighted-average common shares outstanding	25,257	24,522	25,283	24,391

Basic earnings per common share	$0.04	$0.03	$0.05	$0.04

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per common share:	2012	2011	2012	2011
Numerator:
Net earnings	$1,002	$710	$1,294	$1,082

Denominator:
Weighted-average common shares outstanding	25,257	24,522	25,283	24,391
Incremental shares from stock-based compensation plans	552	427	504	351

Denominator for diluted earnings per common share	25,809	24,949	25,787	24,742

Diluted earnings per common share	$0.04	$0.03	$0.05	$0.04

Weighted average shares outstanding excludes anti-dilutive shares underlying Performance Units related to the Company’s 2006 Management Incentive Plan and options that totaled 1.9 million shares for both the three and six month periods ended June 30, 2012 and 1.7 million for both the three and six month periods ended June 30, 2011. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 0.9 million for both the three and six months ended June 30, 2012 and 1.2 million for both the three and six months ended June 30, 2011, and nonvested restricted share units that we consider to be

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

participating securities of 0.2 million for both the three and six months ended June 30, 2012 and 0.3 million for both the three and six months ended June 30, 2011.

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

2008 EIP Awards

An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2012 and approved at the Company’s annual meeting of shareholders held on June 19, 2012. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 2,200,000 shares to a total of 7,600,000 shares. Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the six months ended June 30, 2012 and 2011:

	Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2012
	Director group	51,276	1 year	$7.53	$3.97
	Employee group	589,750	3 years	7.53	4.11
2011
	Director group	58,110	1 year or less	$7.31	$4.13
	Director	8,546	3 years	6.11	3.95
	Employee group	140,000	2 years	6.09	3.72
	Employee group	470,064	3 years	7.38	4.33

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards (restricted stock and restricted stock units) granted during the six months ended June 30, 2012 and 2011:

	Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2012
	Director group	51,276	1 year	$7.53
	Employee group	405,486	3 years	7.53
2011
	Director group	58,110	1 year or less	$7.31
	Director	8,546	3 years	6.11
	Employee group	60,000	2 years	6.09
	Employee group	455,064	3 years	7.41

2006 MIP Performance Units

During the six months ended June 30, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the Plan. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. On vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled.

Selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 include $1.2 million and $1.3 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2012 and 2011 include $2.6 million and $2.2 million, respectively, related to stock-based compensation charges. At June 30, 2012, there was $13.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock, restricted stock unit and Performance Unit awards which we expect to recognize over a weighted-average period of 2.0 years.

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

New Services represents Profit Optimization services (formerly referred to as analytics and advisory services) and healthcare claims recovery audit services.

Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable operating segments.

We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, certain litigation costs and litigation settlements, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the three and six months ended June 30, 2012 and 2011 (in thousands) is as follows:

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended June 30, 2012
Revenues	$29,592	$13,411	$8,655	$—	$51,658

Net earnings					$1,002
Income tax expense					584
Interest expense, net					529

EBIT	$6,469	$1,554	$(821)	$(5,087)	2,115
Depreciation of property and equipment	990	87	502	—	1,579
Amortization of intangible assets	767	490	202	—	1,459

EBITDA	8,226	2,131	(117)	(5,087)	5,153
Foreign currency transaction losses on short-term intercompany balances	71	406	20	—	497
Acquisition obligations classified as compensation	—	—	94	—	94
Transformation severance and related expenses	23	21	232	—	276
Costs for overtime pay claim	328	—	—	—	328
Stock-based compensation	—	—	—	1,239	1,239

Adjusted EBITDA	$8,648	$2,558	$229	$(3,848)	$7,587

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended June 30, 2011
Revenues	$27,901	$15,753	$7,050	$—	$50,704

Net earnings					$710
Income tax expense					784
Interest expense, net					478

EBIT	$6,326	$2,268	$(1,713)	$(4,909)	1,972
Depreciation of property and equipment	769	95	350	—	1,214
Amortization of intangible assets	571	340	218	—	1,129

EBITDA	7,666	2,703	(1,145)	(4,909)	4,315
Foreign currency transaction gains on short-term intercompany balances	(14)	(416)	(1)	—	(431)
Acquisition obligations classified as compensation	—	—	131	—	131
Transformation severance and related expenses	270	—	—	—	270
Stock-based compensation	—	—	—	1,301	1,301

Adjusted EBITDA	$7,922	$2,287	$(1,015)	$(3,608)	$5,586

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Six Months Ended June 30, 2012
Revenues	$58,405	$27,716	$17,186	$—	$103,307

Net earnings					$1,294
Income tax expense					1,081
Interest expense, net					1,033

EBIT	$12,030	$3,211	$(1,619)	$(10,214)	3,408
Depreciation of property and equipment	1,905	127	1,060	—	3,092
Amortization of intangible assets	2,353	1,029	404	—	3,786

EBITDA	16,288	4,367	(155)	(10,214)	10,286
Foreign currency transaction losses on short-term intercompany balances	8	149	1	—	158
Acquisition obligations classified as compensation	—	—	195	—	195
Transformation severance and related expenses	113	78	327	—	518
Costs for overtime pay claim	577	—	—	—	577
Stock-based compensation	—	—	—	2,640	2,640

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Adjusted EBITDA	$16,986	$4,594	$368	$(7,574)	$14,374

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Six Months Ended June 30, 2011
Revenues	$57,014	$30,505	$13,903	$—	$101,422

Net earnings					$1,082
Income tax expense					1,905
Interest expense, net					825

EBIT	$12,082	$4,285	$(2,983)	$(9,572)	3,812
Depreciation of property and equipment	1,543	183	669	—	2,395
Amortization of intangible assets	1,144	672	434	—	2,250

EBITDA	14,769	5,140	(1,880)	(9,572)	8,457
Foreign currency transaction gains on short-term intercompany balances	(23)	(854)	(2)	—	(879)
Acquisition obligations classified as compensation	—	—	228	—	228
Transformation severance and related expenses	937	160	—	—	1,097
Stock-based compensation	—	—	—	2,202	2,202

Adjusted EBITDA	$15,683	$4,446	$(1,654)	$(7,370)	$11,105

Note E – Cash and Cash Equivalents

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our cash and cash equivalents included short-term investments of approximately $4.8 million as of June 30, 2012 and $8.2 million as of December 31, 2011, of which approximately $0.4 million and $2.7 million, respectively, were held at banks outside of the United States, primarily in Brazil.

Note F – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
SunTrust term loan due quarterly through January 2014	$7,500	$9,000
Less current portion	3,000	3,000

Noncurrent portion	$4,500	$6,000

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of June 30, 2012, we had no outstanding borrowings under the SunTrust revolver.

The SunTrust term loan requires quarterly principal payments of $0.8 million which commenced in March 2010, with a final principal payment of $3.0 million due in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an annual additional prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio was below the threshold in 2011 and 2010, and ECF payments were not required on the loan in April 2012 or 2011.

Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.74% at June 30, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $1.5 million during the six months ended June 30, 2012.

Note G – Fair Value of Financial Instruments

We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

We recorded bank debt of $7.5 million as of June 30, 2012 and $9.0 million as of December 31, 2011 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. Substantially all of these balances include variable borrowing rates, and we believe that the fair values of these instruments are approximately equal to their carrying values as of those dates. We consider these factors to be Level 3 inputs (significant unobservable inputs).

We recorded business acquisition obligations of $8.5 million as of June 30, 2012 and $9.1 million as of December 31, 2011 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenues and profits or other factors used in the calculation of the ultimate payment to be made. We use the discount rate that we used to value the liability at the acquisition date, which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note H – Commitments and Contingencies

Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN). The Plaintiff alleges that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). In this collective action, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties have conducted limited discovery. The opt-in period for the case has closed with 15 plaintiffs joining the case. While the case is still in its preliminary stages, we do not believe the outcome of this proceeding will have a material adverse effect on our financial position or results of operations.

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

In June 2012, we acquired the assets of QFS Ltd (“QFS”), a third-party audit firm to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. The initial estimate of the fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:
Non-compete agreement	$43
Work in progress	362
Goodwill	27
Property and equipment	8

Fair value of net assets acquired	$440

Fair value of purchase price	$440

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company, BSI, CRC and QFS as if the acquisitions had occurred as of January 1, 2011. The unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. Pro forma adjustments included in these amounts consist primarily of amortization expense associated with the intangible assets recorded in the allocation of the purchase price. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition. Unaudited pro forma condensed financial information is as follows (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Revenues	$52,400	$105,069
Net earnings	$1,226	$1,300

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We conduct our operations through three reportable operating segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than healthcare claims recovery audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes Profit Optimization services (formerly referred to as analytics and advisory services) as well as healthcare claims recovery audit services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.

Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenues by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as certain of our Profit Optimization services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.

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

While the net impact of the economic environment on our recovery audit revenues is difficult to determine or predict, we believe that for the foreseeable future, our revenues will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenues and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New

Services segment which includes our healthcare claims recovery audit services and our Profit Optimization services. Our healthcare claims recovery audit services include services we provide as a participant in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”).

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	64.5	68.1	65.4	68.1
Selling, general and administrative expenses	24.6	24.3	24.5	24.4
Depreciation of property and equipment	3.1	2.4	3.0	2.4
Amortization of intangible assets	2.8	2.2	3.6	2.2

Total operating expenses	95.0	97.0	96.5	97.1

Operating income	5.0	3.0	3.5	2.9
Foreign currency transaction (gains) losses on short-term intercompany balances	1.0	(0.8)	0.2	(0.9)
Interest expense, net	1.0	0.9	1.0	0.8

Earnings before income taxes	3.0	2.9	2.3	3.0
Income tax expense	1.1	1.5	1.0	1.9

Net earnings	1.9%	1.4%	1.3%	1.1%

Three and Six Months Ended June 30, 2012 Compared to the Corresponding Periods of the Prior Year

Revenues. Revenues were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$29,592	$27,901	$58,405	$57,014
Recovery Audit Services – Europe/Asia-Pacific	13,411	15,753	27,716	30,505
New Services	8,655	7,050	17,186	13,903

Total	$51,658	$50,704	$103,307	$101,422

Total revenues increased for the three months ended June 30, 2012 by $1.0 million, or 1.9%, compared to the same period in 2011. Total revenues increased for the six months ended June 30, 2012 by $1.9 million, or 1.9%, compared to the same period in 2011.

Below is a discussion of our revenues for our three reportable operating segments.

Recovery Audit Services – Americas revenues increased by $1.7 million, or 6.1%, for the second quarter of 2012 compared to the second quarter of 2011. For the six months ended June 30, 2012, revenues increased by $1.4 million, or 2.4%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenues is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenues. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the second quarter of 2012 increased by 8.8% compared to an increase of 6.1% as reported and increased by 4.2% during the first six months of 2012 compared to an increase of 2.4% as reported.

In addition to the impact of the change in FX rates, the year over year net increases in our Recovery Audit Services – Americas revenues in the three and six months ended June 30, 2012 were due to a number of factors. Revenues increased 10.1% in the second quarter and 11.3% in the six month period due to new clients, including those we now serve as a result of our acquisition of BSI. Partially offsetting these increases, revenues declined 2.0% in the second quarter and 4.8% in the six month period at our existing clients due to the 2011 periods containing some atypical revenues at several clients, including revenues from client-driven audit timeline changes and some individually significant claims. Revenues declined an additional 2.0% in the second quarter and 4.1% in the six month period due to discontinued clients, reductions in audit scope and demotions from primary auditor to secondary auditor. The most significant of these changes relates to a single discontinued client that recently returned to PRGX and for which we began generating revenues in the second quarter of 2012.

Recovery Audit Services – Europe/Asia-Pacific revenues decreased by $2.3 million, or 14.9%, for the three months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, revenues decreased by $2.8 million, or 9.1%, compared to the six months ended June 30, 2011. The strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia negatively impacted reported revenues in the second quarter and first six months of 2012. On a constant dollar basis, adjusted for changes in FX rates, revenues for the second quarter of 2012 decreased by 8.4% compared to a decrease of 14.9% as reported and decreased by 4.8% during the first six months of 2012 compared to a decrease of 9.1% as reported. These decreases on a constant dollar basis were due primarily to lower revenues at continuing clients, primarily due to fewer individually significant claims at continuing clients than generated in the 2011 periods, which resulted in declines of 13.8% in the second quarter and 9.7% in the six month period. Decreases due to discontinued clients were approximately 2.8% in the second quarter and 1.0% in the six month period. We partially offset these constant dollar decreases with revenues from new clients, which increased revenues by 8.2% in the second quarter and 5.9% in the six month period. While the new client increases are very positive, we experienced some unanticipated delays at several new clients and anticipate that we will earn the related revenues in the second half of 2012.

New Services revenues increased by $1.6 million, or 22.8%, for the three months ended June 30, 2012 compared to the same period in 2011. For the six months ended June 30, 2012, revenues increased by $3.3 million, or 23.6%, compared to the six months ended June 30, 2011. We generate New Services revenues from our Profit Optimization services and our healthcare claims recovery audit services, which are derived primarily from our participation in the Medicare RAC program. The increases in revenue are due to our healthcare claims recovery audit revenues tripling from the 2011 periods, partially offset by decreases in the three and six months ended June 30, 2012 of approximately 25% in our Profit Optimization services revenues. The increases in healthcare claims recovery audit revenues are due to improvements in our performance under the Medicare RAC program. A significant portion of first quarter 2012 healthcare claims recovery audit revenues related to claims identified in prior quarters but not accepted by the claims processor until the first quarter of 2012, which benefited the 2012 six month period. We anticipate that our healthcare claims recovery audit revenues will continue to exceed the comparable amounts for the 2011 periods through the remainder of 2012.

The decreases in our Profit Optimization revenues in the three and six months ended June 30, 2012 are due to the first half of 2011 containing several large projects that drove extremely high utilization levels, with no similar projects in the first half of 2012. We realigned the Profit Optimization organization and have generated sequential increases in quarterly revenues since the fourth quarter of 2011.

Cost of Revenues (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit and our Profit Optimization services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenues.

COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$16,070	$15,597	$32,022	$32,240
Recovery Audit Services – Europe/Asia-Pacific	10,006	12,068	21,081	23,658
New Services	7,236	6,858	14,427	13,219

Total	$33,312	$34,523	$67,530	$69,117

COR as a percentage of revenues for Recovery Audit Services – Americas was 54.3% and 55.9% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, COR as a percentage of revenues for Recovery Audit Services – Americas was 54.8% and 56.5%, respectively. The decrease in COR as a percentage of revenues for the three and six months ended June 30, 2012 compared to the same periods in 2011 is primarily due to lower relative costs for the incremental revenues from new clients, including those we now serve as a result of our acquisition of BSI, and cost savings driven by our Next-Generation Recovery Audit service delivery model.

COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 74.6% and 76.6% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 76.1% and 77.6%, respectively. The improvement in COR as a percentage of revenues in both the three and six month periods primarily resulted from changes in the mix of audit revenues and from changes in our methods of providing audit services in Europe. We subcontract a portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn a lower gross margin from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. In the three and six month periods ended June 30, 2012 compared to the same periods in 2011, we generated a greater percentage of our revenues in this segment from employee model audits, which changed the mix of our revenues and positively impacted our COR as a percentage of revenues. We migrated two additional subcontractors to the employee model in January 2012 and June 2012, which contributed to the greater percentage of revenues generated from employee model audits. Although we incur some increased costs during the migration process, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.

The higher COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific (74.6% for the second quarter of 2012 and 76.1% for the six months ended June 30, 2012) compared to Recovery Audit Services – Americas (54.3% for the second quarter of 2012 and 54.8% for the six months ended June 30, 2012) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenues per client than those served by the Company’s Recovery Audit Services – Americas segment.

New Services COR relates primarily to costs of Profit Optimization services and costs associated with the Medicare RAC program subcontracts. COR as a percentage of revenues for New Services was 83.6% and 97.3% for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, COR as a percentage of revenues for New Services was 83.9% and 95.1%, respectively. The improvement in COR as a percentage of revenues for New Services is due to the dramatic increase in revenues in healthcare claims recovery audit, for which COR exceeded revenues in the 2011 periods but for which revenues exceeded COR in the 2012 periods. These improvements in healthcare claims recovery audit margins were partially offset by deterioration in the Profit Optimization margins due to the decline in revenues and resource utilization rates in this service line.

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

SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$5,225	$4,652	$10,087	$10,028
Recovery Audit Services – Europe/Asia-Pacific	868	1,398	2,119	2,561
New Services	1,516	1,338	2,913	2,566
Corporate support	5,087	4,909	10,214	9,572

Total	$12,696	$12,297	$25,333	$24,727

Recovery Audit Services – Americas SG&A increased $0.6 million, or 12.3%, and $0.1 million, or 0.6% for the three and six months ended June 30, 2012, respectively compared to the same periods in 2011. The increases resulted primarily from costs related to an overtime pay claim and higher incentive compensation accruals, partially offset by lower severance costs related to the transformation of our Next-Generation Recovery Audit service delivery model.

Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.5 million, or 37.9%, and $0.4 million, or 17.3% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The decreases are due primarily to a reduction in a business acquisition obligation resulting from decreased revenues and profitability generated by the acquired business.

New Services SG&A increased $0.2 million, or 13.3%, and $0.3 million, or 13.5% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. The increases are related to our growth in New Services revenues and primarily are attributable to our continuing efforts to improve our processes and develop new tools for use in these businesses.

Corporate Support SG&A increased $0.2 million, or 3.6%, and $0.6 million, or 6.7% for the three and six months ended June 30, 2012, respectively, compared to the same periods in 2011. These increases are due primarily to higher incentive compensation accruals in the three and six month periods, as well as to higher stock-based compensation charges in the six month period.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$990	$769	$1,905	$1,543
Recovery Audit Services – Europe/Asia-Pacific	87	95	127	183
New Services	502	350	1,060	669

Total	$1,579	$1,214	$3,092	$2,395

The increases in depreciation relate primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs as we place developed software in service.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$767	$571	$2,353	$1,144
Recovery Audit Services – Europe/Asia-Pacific	490	340	1,029	672
New Services	202	218	404	434

Total	$1,459	$1,129	$3,786	$2,250

The increases in amortization expense in our recovery audit segments are primarily due to the amortization of intangible assets recorded in connection with our recent acquisitions, including the December 2011 acquisition of BSI in Recovery Audit Services – Americas, and associate migrations in the third quarter of 2011, January 2012 and June 2012 within Recovery Audit Services – Europe / Asia Pacific. We anticipate that amortization expense in the third and fourth quarters of 2012 will approximately equal the amount incurred in the second quarter of 2012.

Foreign Currency Transaction (Gains) Losses on Short-term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from the remeasurement of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended June 30, 2012 and 2011, we recorded foreign currency transaction losses of $0.5 million and foreign currency transaction gains of $0.4 million, respectively, on short-term intercompany balances. In the six months ended June 30, 2012 and 2011, we recorded foreign currency transaction losses of $0.2 million and foreign currency transaction gains of $0.9 million, respectively, on short-term intercompany balances.

Net Interest Expense. Net interest expense was $0.5 million for both the three months ended June 30, 2012 and 2011. Net interest expense was $1.0 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. The increase in net interest expense in the 2012 six month period is primarily due to interest expense associated with business acquisition obligations.

Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2012 and 2011 primarily results from taxes on the income of our foreign subsidiaries.

Liquidity and Capital Resources

As of June 30, 2012, we had $11.8 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $10.1 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of June 30, 2012.

Operating Activities. Net cash provided by operating activities was $0.9 million and $10.2 million during the six months ended June 30, 2012 and 2011, respectively. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2012	2011
Net earnings	$1,294	$1,082
Adjustments for certain non-cash items	9,723	5,792

	11,017	6,874
Changes in operating assets and liabilities	(10,147)	3,309

Net cash provided by operating activities	$870	$10,183

Net earnings adjusted for certain non-cash items increased by $4.1 million in the first half of 2012 compared to the first half of 2011. This increase was offset by changes in operating assets and liabilities, which were due primarily to payments made in the first half of 2012 for incentive compensation, with no comparable amounts paid in the first half of 2011. In addition, contract receivables increased more in the 2012 period than in the 2011 period, primarily as a result of the increase in our healthcare claims recovery audit revenues for which we experience slower collections than in our other services. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this Form 10-Q.

Investing Activities and Depreciation and Amortization. Depreciation and amortization for the six months ended June 30, 2012 and 2011 amounted to $6.9 million and $4.6 million, respectively. Net cash used for property and equipment capital expenditures was $4.2 million during both the six months ended June 30, 2012 and 2011. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model and develop software relating to our participation in the Medicare RAC program.

Capital expenditures are discretionary and we currently expect future capital expenditures to decline slightly from 2011 levels as we continue to enhance our Next-Generation Recovery Audit service delivery model and our healthcare audit systems. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

The business acquisition payment of $1.4 million in the six months ended June 30, 2012 relates to our acquisition of the assets, principally work in progress, of former associate model entities as part of our initiative to migrate European recovery audit teams to an employee model.

Financing Activities and Interest Expense. Net cash used in financing activities was $3.8 million and $2.2 million for the six months ended June 30, 2012 and 2011, respectively. We made mandatory payments of $1.5 million on our term loan in each period. Payments of deferred acquisition consideration of $1.2 million in the 2012 period include earn-out payments we made relating to the acquisition of The Johnsson Group, deferred compensation relating to the acquisition of Etesius Limited and a portion of the additional working capital payment related to the BSI acquisition.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at June 30, 2012 was $10.1 million. We had no borrowings outstanding under the SunTrust revolver as of June 30, 2012.

The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. The loan agreement also requires an additional annual prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio, as defined in the agreement, exceeds a certain threshold. Our leverage ratio was below the threshold in 2011 and 2010 and ECF payments were not required on the loan in April 2012 or 2011.

Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.74% at June 30, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2012, we recognized $3.4 million and $5.8 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million and $0.6 million for the three and six months ended June 30, 2012.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $7.5 million outstanding under a term loan and $10.1 million of calculated borrowing availability under our revolving credit facility as of June 30, 2012, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.74% at June 30, 2012. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN). The Plaintiff alleges that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). In this collective action, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties have conducted limited discovery. The opt-in period for the case has closed with 15 plaintiffs joining the case. While the case is still in its preliminary stages, we do not believe the outcome of this proceeding will have a material adverse effect on our financial position or results of operations.

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

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2012:

2012	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 – April 30	305	$6.29	—	$—

May 1 – May 31	77,257	$7.00	—	$—

June 1 – June 30	50,531	$7.46	—	$—

	128,093	$7.18	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 2, 2012, we entered into the Ninth Amendment (the “Amendment”) to our Shareholder Protection Rights Agreement with American Stock Transfer and Trust Company, our Rights Agent, dated as of August 9, 2000, as amended (the “Shareholder Rights Plan”), to extend the expiration date of the Shareholder Rights Plan for one year. Following the Amendment, the Shareholder Rights Plan will continue in effect until August 9, 2013, unless the rights issued thereunder are earlier redeemed or amended by the Board of Directors of the Company.

A copy of the Amendment is attached as Exhibit 4.3.9 to this report and is incorporated herein by reference. The foregoing description of the Amendment and the Shareholder Rights Plan does not purport to be complete and is qualified in its entirety by reference to the Amendment and the Shareholder Rights Plan.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment to the Registrant dated January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 15, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent, effective May 1, 2002 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, dated as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, dated as of November 7, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, dated as of November 14, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, dated as of March 9, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, dated as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, dated as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

4.3.8	Eighth Amendment, dated August 4, 2011, to the Registrant’s Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated as of August 9, 2000, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2011).

4.3.9	Ninth Amendment, dated August 2, 2012, to the Registrant’s Shareholder Protection Rights Agreement between the Registrant and American Stock Transfer and Trust Company, as Rights Agent, dated as of August 9, 2000, as amended.

10.1	PRGX Global Inc. 2008 Equity Incentive Plan, as amended and restated effective April 23, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2012).

10.2	Form of PRGX Global, Inc. Performance Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 22, 2012).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2012.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2012.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2012.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 6, 2012	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

August 6, 2012	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)