Form 10-Q
period 2012-09-30
PRGX GLOBAL, INC.
filed 2012-11-06
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Common shares of the registrant outstanding at October 26, 2012 were 25,410,404.

PRGX GLOBAL, INC.

FORM 10-Q

For the Quarter Ended September 30, 2012

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements	1

		Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011 (Unaudited)	1

		Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	2

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	20

Part II.	Other Information

	Item 1.	Legal Proceedings	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

	Item 3.	Defaults Upon Senior Securities	22

	Item 4.	Mine Safety Disclosures	22

	Item 5.	Other Information	22

	Item 6.	Exhibits	23

Signatures			25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statements of Income
Revenues	$52,087	$51,751	$155,394	$153,173
Operating expenses:
Cost of revenues	32,461	34,125	99,991	103,242
Selling, general and administrative expenses	13,242	12,417	38,575	37,144
Depreciation of property and equipment	1,716	1,464	4,808	3,859
Amortization of intangible assets	1,431	1,277	5,217	3,527

Total operating expenses	48,850	49,283	148,591	147,772

Operating income	3,237	2,468	6,803	5,401
Foreign currency transaction (gains) losses on short-term intercompany balances	(348)	1,055	(190)	176
Interest expense, net	515	398	1,548	1,223

Earnings before income taxes	3,070	1,015	5,445	4,002
Income tax expense	505	593	1,586	2,498

Net earnings	$2,565	$422	$3,859	$1,504

Basic earnings per common share (Note B)	$0.10	$0.02	$0.15	$0.06

Diluted earnings per common share (Note B)	$0.10	$0.02	$0.15	$0.06

Weighted-average common shares outstanding (Note B):
Basic	25,541	24,744	25,370	24,510

Diluted	26,250	25,213	25,942	24,901

Statements of Comprehensive Income (Loss)
Net earnings	$2,565	$422	$3,859	$1,504
Foreign currency translation adjustments	136	(636)	430	(615)

Comprehensive income (loss)	$2,701	$(214)	$4,289	$889

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$19,863	$20,337
Restricted cash	123	64
Receivables:
Contract receivables, less allowances of $1,123 in 2012 and $811 in 2011:
Billed	31,333	30,583
Unbilled	13,687	10,041

	45,020	40,624
Employee advances and miscellaneous receivables, less allowances of $499 in 2012 and $272 in 2011	1,247	1,343

Total receivables	46,267	41,967
Prepaid expenses and other current assets	4,437	5,594

Total current assets	70,690	67,962

Property and equipment	56,569	50,792
Less accumulated depreciation and amortization	(36,947)	(32,206)

Property and equipment, net	19,622	18,586
Goodwill	13,912	13,194
Intangible assets, less accumulated amortization of $26,338 in 2012 and $22,115 in 2011	19,719	23,406
Noncurrent portion of unbilled receivables	1,316	1,672
Other assets	1,760	1,593

Total assets	$127,019	$126,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,736	$15,035
Accrued payroll and related expenses	20,422	21,920
Refund liabilities	7,035	6,746
Deferred revenues	1,043	1,688
Current portion of debt (Note F)	3,000	3,000
Business acquisition obligations	3,822	3,502

Total current liabilities	50,058	51,891
Long-term debt (Note F)	3,750	6,000
Noncurrent business acquisition obligations	3,319	5,604
Noncurrent refund liabilities	1,168	1,000
Other long-term liabilities	1,853	2,828

Total liabilities	60,148	67,323

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 25,386,551 shares issued and outstanding as of September 30, 2012 and 25,108,754 shares issued and outstanding as of December 31, 2011	254	251
Additional paid-in capital	577,755	574,266
Accumulated deficit	(514,733)	(518,592)
Accumulated other comprehensive income	3,595	3,165

Total shareholders’ equity	66,871	59,090

	$127,019	$126,413

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net earnings	$3,859	$1,504
Adjustments to reconcile net earnings from operations to net cash provided by operating activities:
Depreciation and amortization	10,025	7,386
Amortization of deferred loan costs (Note F)	137	136
Stock-based compensation expense	4,479	3,663
Loss on sale of property and equipment	1	3
Deferred income taxes	(253)	(73)
Foreign currency transaction (gains) losses on short-term intercompany balances	(190)	176
Changes in assets and liabilities:
Restricted cash	(59)	(50)
Billed receivables	(430)	1,547
Unbilled receivables	(3,290)	(3,719)
Prepaid expenses and other current assets	922	(859)
Other assets	(213)	(176)
Accounts payable and accrued expenses	(536)	(2,927)
Accrued payroll and related expenses	(1,611)	6,443
Refund liabilities	457	(535)
Deferred revenue	(662)	154
Noncurrent compensation obligations	276	251
Other long-term liabilities	(547)	(181)

Net cash provided by operating activities	12,365	12,743

Cash flows from investing activities:
Business acquisition	(1,437)	(663)
Purchases of property and equipment, net of disposal proceeds	(5,689)	(6,090)

Net cash used in investing activities	(7,126)	(6,753)

Cash flows from financing activities:
Repayments of long-term debt	(2,250)	(2,250)
Restricted stock repurchased from employees for withholding taxes	(1,357)	(1,058)
Proceeds from option exercises	496	347
Payments of deferred acquisition consideration	(2,891)	(1,482)

Net cash used in financing activities	(6,002)	(4,443)

Effect of exchange rates on cash and cash equivalents	289	(499)

Net increase (decrease) in cash and cash equivalents	(474)	1,048

Cash and cash equivalents at beginning of period	20,337	18,448

Cash and cash equivalents at end of period	$19,863	$19,496

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$264	$324

Cash paid during the period for income taxes, net of refunds received	$1,661	$3,738

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2011.

Certain reclassifications have been made to the 2011 financial statements to conform to the presentations adopted in the fourth quarter of 2011. We now reflect depreciation and amortization as separate line items in our Condensed Consolidated Statements of Income and Comprehensive Income (Loss).

New Accounting Standards

A summary of the new accounting standard issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that applies to PRGX is set forth below:

FASB ASC Update No. 2012-02. In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 allows an entity to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. An entity’s assessment of the totality of events and circumstances and their impact on the entity’s indefinite-lived intangible assets will then be used as a basis for determining whether it is necessary to perform the quantitative impairment test as described in ASC 350-30, Intangibles – Goodwill and Other – General Intangibles Other than Goodwill. The Company must adopt these changes no later than its fiscal year beginning January 1, 2013, but may adopt the changes earlier. The adoption of ASU No. 2012-02 affects only how indefinite-lived intangible assets are tested for impairment and, therefore, will not have a material impact on our consolidated results of operations, financial position or cash flows.

Note B – Earnings Per Common Share

The following tables set forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2011 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per common share:	2012	2011	2012	2011
Numerator:
Net earnings	$2,565	$422	$3,859	$1,504

Denominator:
Weighted-average common shares outstanding	25,541	24,744	25,370	24,510

Basic earnings per common share	$0.10	$0.02	$0.15	$0.06

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per common share:	2012	2011	2012	2011
Numerator:
Net earnings	$2,565	$422	$3,859	$1,504

Denominator:
Weighted-average common shares outstanding	25,541	24,744	25,370	24,510
Incremental shares from stock-based compensation plans	709	469	572	391

Denominator for diluted earnings per common share	26,250	25,213	25,942	24,901

Diluted earnings per common share	$0.10	$0.02	$0.15	$0.06

Weighted average shares outstanding excludes anti-dilutive shares underlying Performance Units related to the Company’s 2006 Management Incentive Plan and options that totaled 0.8 million shares for both the three and nine-month periods ended September 30, 2012 and 1.9 million for both the three and nine-month periods ended September 30, 2011. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 0.9 million for both the three and nine months ended September 30, 2012 and 1.2 million for both the three and nine months ended September 30, 2011, and nonvested restricted share units that we consider to be participating securities of 0.2 million for both the three and nine months ended September 30, 2012 and 0.3 million for both the three and nine months ended September 30, 2011.

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

2008 EIP Awards

An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2012 and approved at the Company’s annual meeting of shareholders held on June 19, 2012. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 2,200,000 shares to a total of 7,600,000 shares. Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the nine months ended September 30, 2012 and 2011:

	Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2012
	Director group	51,276	1 year	$7.53	$3.97
	Employee group	642,250	3 years	7.61	4.15
2011
	Director group	65,801	1 year or less	$7.23	$4.06
	Director group	16,237	3 years	6.32	3.98
	Employee group	140,000	2 years	6.09	3.72
	Employee group	475,064	3 years	7.38	4.33

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards granted during the nine months ended September 30, 2012 and 2011:

	Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2012
	Director group	51,276	1 year	$7.53
	Employee group	471,286	3 years	7.65
2011
	Director group	65,801	1 year or less	$7.23
	Director group	17,237	3 years	6.34
	Employee group	60,000	2 years	6.09
	Employee group	455,064	3 years	7.41

2006 MIP Performance Units

During the nine months ended September 30, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the Plan. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. On vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled.

Selling, general and administrative expenses for the three months ended September 30, 2012 and 2011 include $1.8 million and $1.5 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2012 and 2011 include $4.5 million and $3.7 million, respectively, related to stock-based compensation charges. At September 30, 2012, there was $10.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock, restricted stock unit and Performance Unit awards which we expect to recognize over a weighted-average period of 1.8 years.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We evaluate the performance of our operating segments based upon revenues and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, certain litigation costs and litigation settlements, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenues. Segment information for the three and nine months ended September 30, 2012 and 2011 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended September 30, 2012
Revenues	$33,235	$11,406	$7,446	$—	$52,087

Net earnings					$2,565
Income tax expense					505
Interest expense, net					515

EBIT	$9,964	$304	$(651)	$(6,032)	3,585
Depreciation of property and equipment	1,111	90	515	—	1,716
Amortization of intangible assets	767	462	202	—	1,431

EBITDA	11,842	856	66	(6,032)	6,732
Foreign currency transaction (gains) losses on short-term intercompany balances	(85)	(266)	3	—	(348)
Acquisition obligations classified as compensation	—	—	93	—	93
Transformation severance and related expenses	245	273	—	—	518
Stock-based compensation	—	—	—	1,839	1,839

Adjusted EBITDA	$12,002	$863	$162	$(4,193)	$8,834

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended September 30, 2011
Revenues	$30,980	$14,516	$6,255	$—	$51,751

Net earnings					$422
Income tax expense					593
Interest expense, net					398

EBIT	$7,869	$1,123	$(1,869)	$(5,710)	1,413
Depreciation of property and equipment	963	96	405	—	1,464
Amortization of intangible assets	575	488	214	—	1,277

EBITDA	9,407	1,707	(1,250)	(5,710)	4,154
Foreign currency transaction (gains) losses on short-term intercompany balances	177	879	(1)	—	1,055
Acquisition obligations classified as compensation	—	—	106	—	106
Transformation severance and related expenses	182	(12)	—	—	170
Stock-based compensation	—	—	—	1,461	1,461

Adjusted EBITDA	$9,766	$2,574	$(1,145)	$(4,249)	$6,946

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Nine Months Ended September 30, 2012
Revenues	$91,640	$39,122	$24,632	$—	$155,394

Net earnings					$3,859
Income tax expense					1,586
Interest expense, net					1,548

EBIT	$21,994	$3,515	$(2,270)	$(16,246)	6,993
Depreciation of property and equipment	3,016	217	1,575	—	4,808
Amortization of intangible assets	3,120	1,491	606	—	5,217

EBITDA	28,130	5,223	(89)	(16,246)	17,018
Foreign currency transaction (gains) losses on short-term intercompany balances	(77)	(117)	4	—	(190)
Acquisition obligations classified as compensation	—	—	288	—	288
Transformation severance and related expenses	358	351	327	—	1,036
Costs for overtime pay claim	577	—	—	—	577
Stock-based compensation	—	—	—	4,479	4,479

Adjusted EBITDA	$28,988	$5,457	$530	$(11,767)	$23,208

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Nine Months Ended September 30, 2011
Revenues	$87,994	$45,021	$20,158	$—	$153,173

Net earnings					$1,504
Income tax expense					2,498
Interest expense, net					1,223

EBIT	$19,951	$5,408	$(4,852)	$(15,282)	5,225
Depreciation of property and equipment	2,506	279	1,074	—	3,859
Amortization of intangible assets	1,719	1,160	648	—	3,527

EBITDA	24,176	6,847	(3,130)	(15,282)	12,611
Foreign currency transaction (gains) losses on short-term intercompany balances	154	25	(3)	—	176
Acquisition obligations classified as compensation	—	—	334	—	334
Transformation severance and related expenses	1,119	148	—	—	1,267
Stock-based compensation	—	—	—	3,663	3,663

Adjusted EBITDA	$25,449	$7,020	$(2,799)	$(11,619)	$18,051

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our cash and cash equivalents included short-term investments of approximately $6.8 million as of September 30, 2012 and $8.2 million as of December 31, 2011, of which approximately $0.7 million and $2.7 million, respectively, were held at banks outside of the United States, primarily in Brazil.

Note F – Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
SunTrust term loan due quarterly through January 2014	$6,750	$9,000
Less current portion	3,000	3,000

Noncurrent portion	$3,750	$6,000

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of September 30, 2012, we had no outstanding borrowings under the SunTrust revolver.

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

Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.73% at September 30, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $2.3 million during the nine months ended September 30, 2012.

Note G – Fair Value of Financial Instruments

We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenues and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

We recorded bank debt of $6.8 million as of September 30, 2012 and $9.0 million as of December 31, 2011 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. This debt is subject to variable rate terms, and we believe that its fair value is approximately equal to its carrying value. We consider the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).

We recorded business acquisition obligations of $7.1 million as of September 30, 2012 and $9.1 million as of December 31, 2011 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenues and profits or other factors used in the calculation of the ultimate payment to be made. We use the discount rate that we used to value the liability at the acquisition date, which we based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note H – Commitments and Contingencies

Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN) alleging that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). In this collective action, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties then conducted limited discovery. The opt-in period for the case closed with 15 plaintiffs joining the case. In August 2012, the parties reached an agreement to settle the case for $135,000, which includes the plaintiffs’ attorney fees, and all of the plaintiffs have approved the settlement. The settlement remains subject to court approval and a hearing is scheduled for November 19, 2012.

In addition, we are party to a variety of other legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

Note I – Business Acquisitions

In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), based in Grand Rapids, Michigan, for a purchase price valued at $12.2 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of BSI in our Recovery Audit Services – Americas segment and the results of operations of the affiliated company in our New Services segment results of operations since the acquisition date.

In January 2012, we acquired the assets of CRC Management Consultants LLP (“CRC”), for a purchase price valued at $1.0 million. CRC was a third-party audit firm to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. In June 2012, we acquired the assets of QFS Ltd (“QFS”), for a purchase price valued at $0.4 million. QFS was a third-party audit firm to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2011	2011
Revenues	$53,518	$158,587
Net earnings	$305	$1,605

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

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company’s Condensed Consolidated Statements of Income (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenues	62.3	65.9	64.3	67.5
Selling, general and administrative expenses	25.4	24.0	24.8	24.2
Depreciation of property and equipment	3.3	2.8	3.1	2.5
Amortization of intangible assets	2.8	2.5	3.4	2.3

Total operating expenses	93.8	95.2	95.6	96.5

Operating income	6.2	4.8	4.4	3.5
Foreign currency transaction (gains) losses on short-term intercompany balances	(0.7)	2.0	(0.1)	0.1
Interest expense, net	1.0	0.8	1.0	0.8

Earnings before income taxes	5.9	2.0	3.5	2.6
Income tax expense	1.0	1.2	1.0	1.6

Net earnings	4.9%	0.8%	2.5%	1.0%

Three and Nine Months Ended September 30, 2012 Compared to the Corresponding Periods of the Prior Year

Revenues. Revenues were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$33,235	$30,980	$91,640	$87,994
Recovery Audit Services – Europe/Asia-Pacific	11,406	14,516	39,122	45,021
New Services	7,446	6,255	24,632	20,158

Total	$52,087	$51,751	$155,394	$153,173

Total revenues increased for the three months ended September 30, 2012 by $0.3 million, or 0.6%, compared to the same period in 2011. Total revenues increased for the nine months ended September 30, 2012 by $2.2 million, or 1.4%, compared to the same period in 2011.

Below is a discussion of our revenues for our three reportable operating segments.

Recovery Audit Services – Americas revenues increased by $2.3 million, or 7.3%, for the third quarter of 2012 compared to the third quarter of 2011. For the nine months ended September 30, 2012, revenues increased by $3.6 million, or 4.1%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenues is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenues. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenues for the third quarter of 2012 increased by 8.8% compared to an increase of 7.3% as reported and increased by 5.8% during the first nine months of 2012 compared to an increase of 4.1% as reported.

In addition to the impact of the change in FX rates, the year over year net increases in our Recovery Audit Services – Americas revenues in the three and nine months ended September 30, 2012 were due to a number of factors. Revenues increased 8.0% in the third quarter and 8.9% in the nine-month period due to new clients, including those we now serve as a result of our acquisition of BSI. Excluding clients acquired from BSI, revenues increased 1.7% in the third quarter and 1.0% in the nine-month period due to new clients. Revenues from former BSI clients increased 40.4% in the third quarter and 56.7% in the nine-month period compared to the comparable pre-acquisition periods in 2011. In addition to these increases, revenues increased 1.3% in the third quarter but declined 1.9% in the nine-month period at our existing clients. The increase in the third quarter of 2012 primarily was due to higher claim levels generated at some of our larger clients. The decline in the nine-month period is due to the 2011 period containing some atypical revenues at several clients, including revenues from client-driven audit timeline changes and some individually significant claims. Revenues also declined 2.0% in the third quarter and 2.9% in the nine-month period due to discontinued clients and reductions in audit scope. The most significant of these changes relates to a single discontinued client that recently returned to PRGX and for which we began generating revenues in the second quarter of 2012 and increased revenues in the third quarter of 2012.

Recovery Audit Services – Europe/Asia-Pacific revenues decreased by $3.1 million, or 21.4%, for the three months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, revenues decreased by $5.9 million, or 13.1%, compared to the nine months ended September 30, 2011. The strength of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia negatively impacted reported revenues in the third quarter and first nine months of 2012. On a constant dollar basis, adjusted for changes in FX rates, revenues for the third quarter of 2012 decreased by 18.4% compared to a decrease of 21.4% as reported and decreased by 9.3% during the first nine months of 2012 compared to a decrease of 13.1% as reported. These decreases on a constant dollar basis were due primarily to lower revenues at continuing clients, primarily due to fewer individually significant claims at continuing clients than generated in the 2011 periods, which resulted in declines of 12.4% in the third quarter and 4.6% in the nine-month period. Decreases due to discontinued clients were approximately 7.3% in the third quarter and 4.6% in the nine-month period. We also experienced lower revenues from cyclical clients, which generally include commercial companies for which we complete the audits in a relatively short period of time, and then have several quarters with no revenues while we are between audits. Revenues from cyclical clients declined 3.6% in the third quarter and 8.7% in the nine-month period. We partially offset these constant dollar decreases with revenues from new clients, which increased revenues by 1.9% in the third quarter and 4.8% in the nine-month period. While new client growth continues to be positive, we experienced some unanticipated delays at several new clients and anticipate that we will earn the related revenues over the next several quarters.

New Services revenues increased by $1.2 million, or 19.0%, for the three months ended September 30, 2012 compared to the same period in 2011. For the nine months ended September 30, 2012, revenues increased by $4.5 million, or 22.2%, compared to the nine months ended September 30, 2011. We generate New Services revenues from our Profit Optimization services and our healthcare claims recovery audit services, which are derived primarily from our participation in the Medicare RAC program. Healthcare claims recovery audit revenues nearly doubled from the third quarter of 2011 to the third quarter of 2012 and nearly tripled from the 2011 nine-month period to the 2012 nine-month period. These increases were partially offset by decreases in the three and nine months ended September 30, 2012 of approximately 9.3% and 24.1%, respectively, in our Profit Optimization services revenues. The increases in healthcare claims recovery audit revenues are due to improvements in our performance under the Medicare RAC program. A significant portion of first quarter 2012 healthcare claims recovery audit revenues related to claims identified in prior quarters but not accepted by the claims processor until the first quarter of 2012, which benefited the 2012 nine-month period.

The decrease in our Profit Optimization revenues in the three months ended September 30, 2012, as compared to the same period in 2011, is due to fewer large projects in the current year period. The greater decrease in the nine-month period is due to the first half of 2011 containing several large projects that drove extremely high utilization levels, with no similar projects in the first half of 2012, coupled with the decrease in revenues in the third quarter of 2012.

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

COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$16,854	$16,755	$48,876	$48,995
Recovery Audit Services – Europe/Asia-Pacific	9,314	10,988	30,395	34,646
New Services	6,293	6,382	20,720	19,601

Total	$32,461	$34,125	$99,991	$103,242

COR as a percentage of revenues for Recovery Audit Services – Americas was 50.7% and 54.1% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, COR as a percentage of revenues for Recovery Audit Services – Americas was 53.3% and 55.7%, respectively. The decrease in COR as a percentage of revenues for the three and nine months ended September 30, 2012 compared to the same periods in 2011 is primarily due to cost savings driven by our Next-Generation Recovery Audit service delivery model and lower incremental costs for revenues from new clients.

COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 81.7% and 75.7% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific was 77.7% and 77.0%, respectively. The higher COR as a percentage of revenues in both the three and nine-month periods primarily resulted from the lower revenues we generated in these periods without a corresponding decrease in costs. We subcontract a portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn lower margins from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. In the three and nine-month periods ended September 30, 2012 compared to the same periods in 2011, we generated a greater percentage of our revenues in this segment from employee model audits. However, we have not yet realized the expected margin improvement from this change due to the decline in revenues.

The higher COR as a percentage of revenues for Recovery Audit Services – Europe/Asia-Pacific (81.7% for the third quarter of 2012 and 77.7% for the nine months ended September 30, 2012) compared to Recovery Audit Services – Americas (50.7% for the third quarter of 2012 and 53.3% for the nine months ended September 30, 2012) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenues per client than those served by the Company’s Recovery Audit Services – Americas segment.

New Services COR relates primarily to costs of Profit Optimization services and costs associated with the Medicare RAC program subcontracts. COR as a percentage of revenues for New Services was 84.5% and 102.0% for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, COR as a percentage of revenues for New Services was 84.1% and 97.2%, respectively. The improvement in COR as a percentage of revenues for New Services is due to the increase in revenues in healthcare claims recovery audit, for which COR exceeded revenues in the 2011 periods but for which revenues exceeded COR in the 2012 periods. Margins for our Profit Optimization services were lower in the nine-month period due to decreases in revenues that were greater than our decreases in cost of revenues, but improved in the third quarter of 2012 due to cost savings initiatives we implemented beginning in the second quarter of 2012.

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

SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$4,624	$4,641	$14,711	$14,669
Recovery Audit Services – Europe/Asia-Pacific	1,502	942	3,621	3,503
New Services	1,084	1,124	3,997	3,690
Corporate Support	6,032	5,710	16,246	15,282

Total	$13,242	$12,417	$38,575	$37,144

Recovery Audit Services – Americas SG&A decreased by less than $0.1 million, or 0.4%, and increased by less than $0.1 million, or 0.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.

Recovery Audit Services – Europe/Asia-Pacific SG&A increased $0.6 million, or 59.4%, and $0.1 million, or 3.4% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. For the three-month period, the increase is due primarily to severance charges incurred in the current year period and higher provisions for bad debts. For the nine-month period, the increase is due primarily to severance charges and provisions for bad debts incurred in the third quarter, partially offset by a reduction in a business acquisition obligation resulting from decreased revenues and profitability generated by the acquired business.

New Services SG&A decreased by less than $0.1 million, or 3.6%, and increased by $0.3 million, or 8.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increase in the nine-month period is related to our growth in healthcare claims recovery audit activities and primarily is attributable to our continuing efforts to improve our processes and develop new tools for use in this business. The increase in healthcare claims recovery audit SG&A was more than offset by cost savings in our Profit Optimization SG&A in the three-month period and partially offset in the nine-month period as we implemented cost savings initiatives in this area.

Corporate Support SG&A increased $0.3 million, or 5.6%, and $1.0 million, or 6.3% for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. These increases are due primarily to higher incentive compensation accruals and stock-based compensation charges in the 2012 periods.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$1,111	$963	$3,016	$2,506
Recovery Audit Services – Europe/Asia-Pacific	90	96	217	279
New Services	515	405	1,575	1,074

Total	$1,716	$1,464	$4,808	$3,859

The increases in depreciation relate primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs as we place developed software in service.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Recovery Audit Services – Americas	$767	$575	$3,120	$1,719
Recovery Audit Services – Europe/Asia-Pacific	462	488	1,491	1,160
New Services	202	214	606	648

Total	$1,431	$1,277	$5,217	$3,527

The increases in amortization expense in our recovery audit segments are primarily due to the amortization of intangible assets recorded in connection with our recent acquisitions, including the December 2011 acquisition of BSI within Recovery Audit Services – Americas, and several associate migrations within Recovery Audit Services – Europe/Asia-Pacific.

Foreign Currency Transaction (Gains) Losses on Short-term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from the remeasurement of the foreign subsidiaries’ balances payable to the U.S. parent from their local currency to their U.S. dollar equivalent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended September 30, 2012 and 2011, we recorded foreign currency transaction gains of $0.3 million and foreign currency transaction losses of $1.1 million, respectively, on short-term intercompany balances. In the nine months ended September 30, 2012 and 2011, we recorded foreign currency transaction gains of $0.2 million and foreign currency transaction losses of $0.2 million, respectively, on short-term intercompany balances.

Net Interest Expense. Net interest expense was $0.5 million and $0.4 million for the three months ended September 30, 2012 and 2011, respectively. Net interest expense was $1.5 million and $1.2 million for the nine months ended September 30, 2012 and 2011, respectively. The increases in net interest expense in the 2012 periods are due primarily to interest expense associated with business acquisition obligations.

Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2012 and 2011 primarily results from taxes on the income of certain of our foreign subsidiaries.

Liquidity and Capital Resources

As of September 30, 2012, we had $19.9 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $10.7 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2012.

Operating Activities. Net cash provided by operating activities was $12.4 million and $12.7 million during the nine months ended September 30, 2012 and 2011, respectively. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization and stock-based compensation expense) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net earnings	$3,859	$1,504
Adjustments for certain non-cash items	14,199	11,291

	18,058	12,795
Changes in operating assets and liabilities	(5,693)	(52)

Net cash provided by operating activities	$12,365	$12,743

Net earnings adjusted for certain non-cash items increased by $5.3 million in the first nine months of 2012 compared to the first nine months of 2011. This increase was offset by changes in operating assets and liabilities, which were due primarily to payments made in the 2012 period for incentive compensation, with no comparable amounts paid in the 2011 period. In addition, contract receivables increased more in the 2012 period than in the 2011 period, primarily as a result of the increase in our healthcare claims recovery audit revenues for which we experience slower collections than in our other services. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this Form 10-Q.

Investing Activities and Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2012 and 2011 amounted to $10.0 million and $7.4 million, respectively. Net cash used for property and equipment capital expenditures for the nine months ended September 30, 2012 and 2011 was $5.7 million and $6.1 million, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and to develop our Next-Generation Recovery Audit service delivery model, our healthcare audit systems and our Profit Optimization toolsets.

Capital expenditures are discretionary and we currently expect future capital expenditures to decline slightly from 2011 levels as we continue to enhance our Next-Generation Recovery Audit service delivery model and our healthcare audit systems. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

We made business acquisition payments of $1.4 million in the nine months ended September 30, 2012 relating to our acquisition of the assets, principally work in progress, of former associate model entities as part of our initiative to migrate European recovery audit teams to an employee model.

Financing Activities and Interest Expense. Net cash used in financing activities was $6.0 million and $4.4 million for the nine months ended September 30, 2012 and 2011, respectively. We made mandatory payments of $2.3 million on our term loan in each nine-month period. Payments of deferred acquisition consideration of $2.9 million in the 2012 period include earn-out payments we made relating to the acquisition of The Johnsson Group and First Audit Partners LLP, deferred compensation relating to the acquisition of Etesius Limited, and a portion of the additional working capital and earn-out payments related to the BSI acquisition.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at September 30, 2012 was $10.7 million. We had no borrowings outstanding under the SunTrust revolver as of September 30, 2012.

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

Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.73% at September 30, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenues decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenues increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2012, we recognized $2.8 million and $8.6 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.3 million and $0.9 million for the three and nine months ended September 30, 2012.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $6.8 million outstanding under a term loan and $10.7 million of calculated borrowing availability under our revolving credit facility as of September 30, 2012, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.73% at September 30, 2012. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN) alleging that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). In this collective action, the Plaintiff is seeking an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties then conducted limited discovery. The opt-in period for the case closed with 15 plaintiffs joining the case. In August 2012, the parties reached an agreement to settle the case for $135,000, which includes the plaintiffs’ attorney fees, and all of the plaintiffs have approved the settlement. The settlement remains subject to court approval and a hearing is scheduled for November 19, 2012.

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

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2012:

2012	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 – July 31	2,164	$7.53	—	$—
August 1 – August 31	—	$—	—	$—
September 1 – September 30	541	$8.63	—	$—

	2,705	$7.75	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Report on Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant dated January 19, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2000).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, effective as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, effective as of November 7, 2005, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, effective as of November 14, 2005, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, effective as of March 15, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, effective as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, effective as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

4.3.8	Eighth Amendment to Shareholder Protection Rights Agreement, effective as of August 4, 2011, between the Registrant and Rights Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period June 30, 2011).

4.3.9	Ninth Amendment to Shareholder Protection Rights Agreement, effective as of August 2, 2012, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2012.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2012.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2012.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income and Comprehensive Income (Loss), (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 6, 2012	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

November 6, 2012	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)