Form 10-K
period 2012-12-31
PRGX GLOBAL, INC.
filed 2013-03-13
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-28000

PRGX Global, Inc.

(Exact name of registrant as specified in its charter)

Georgia	58-2213805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Galleria Parkway Suite 100 Atlanta, Georgia	30339-5986
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (770) 779-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC (The Nasdaq Global Select Market)
Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC (The Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value, as of June 30, 2012, of common shares of the registrant held by non-affiliates of the registrant was approximately $167.5 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $7.95 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Common shares of the registrant outstanding as of February 27, 2013 were 28,562,575.

Documents Incorporated by Reference

Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2013 Annual Meeting of Shareholders.

PRGX Global, Inc.

FORM 10-K

December 31, 2012

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

These forward-looking statements are subject to risks, uncertainties and other factors, including but not limited to those discussed herein and below under Item 1A “Risk Factors.” Many of these risks are outside of our control and could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could lead to material changes in our performance may include, but are not limited to:

•	our ability to successfully execute our recovery audit growth strategy;

•	our continued dependence on our largest clients for significant revenue;

•

changes to Medicare and Medicaid recovery audit contractor (“RAC”) programs and our role in the national Medicare RAC program, the results of operations of which are included in our Healthcare Claims Recovery Audit business;

•	changes to revenue from our Medicare audit recovery work due to a number of pressures and uncertainties affecting Medicare spending generally and over which we have little or no control;

•	revenue that does not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenue from our core accounts payable recovery audit services; changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel;

•	our inability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenue;

•	the highly competitive environments in which our recovery audit services and Profit Optimization services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	our ability to realize operational cost savings and the transformation severance and related expenses we may incur to generate these savings;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with our financial covenants;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which we have little or no control.

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

We currently provide services to clients in approximately 40 countries, and conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in Europe, Asia and the Pacific region. The New Services segment represents Healthcare Claims Recovery Audit services and our Profit Optimization services (formerly referred to as analytics and advisory services). We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 – Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our core business is “recovery audit,” a service based on the mining of a tremendous amount of our clients’ purchasing data, looking for overpayments to their third-party suppliers. Most of our large retail clients in mature geographic markets employ their own internal staff to audit and recover overpayments to suppliers, engaging us as a supplement to this internal function. For other clients, including some large and mid-size retailers and our “commercial” (non-retail) clients, we serve as the complete outsourced provider of this standard function. We process over 2.1 million client files each year, including purchase orders, receipt and shipment data, invoices, payables data and point of sales data, and, at any point in time, have over six petabytes of client data available for analysis.

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

Our Profit Optimization services target client functional and process areas where we have established expertise, enabling us to provide services to senior finance executives to optimize working capital, reduce enterprise costs, transform the finance function and improve corporate performance. Recovery audit services operate in a mindset of continuous improvement, i.e., reporting on the over-payment “categories” and their root causes. Our Profit Optimization services teams are well-positioned to help clients resolve many of the root causes of errors identified as part of our recovery audit services. These teams also enhance our client value propositions relating to spend analytics and sourcing/procurement excellence. We use the data from our clients to create spend reporting at the line-item level of detail, a capability that many of our clients do not possess in-house. This information enables us to assist clients with supplier rationalization, collaborative purchasing, strategic sourcing and procurement transformation, all of which can dramatically enhance the clients’ bottom lines.

We provide certain of our insights through web-based technologies using the “SaaS” (software as a service) delivery model. Our SaaS model uses a periodic license fee allowing clients to tailor service levels such as frequency of data refresh and scope of reporting outputs. Our range of software-based solutions extends to fraud prevention and compliance reporting, control monitoring and contract management. As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to incubate new actionable insight solutions in retail and healthcare, as well as to develop custom analytics services. Taken together, our software capability and solutions provide multiple routes to helping our clients achieve greater profitability.

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

To facilitate growth in the accounts payable recovery audit market, we have reintroduced a dedicated sales force. In addition, we have increased our focus on the quality of our client relationships and management of our existing client accounts. We also have established alliance agreements with several third-party service providers to allow us to offer our clients a comprehensive suite of recovery audit services beyond accounts payable to include tax, real estate, and telecommunications audits. The new service offerings made possible by these alliance partners broaden the scope of audits with existing clients, and we expect them to help us establish new client relationships and business opportunities around the globe. With a keen focus on business development and audit strategy, we succeeded in growing our recovery audit business in 2011 for the first year-over-year increase in revenue since 2002. Although our revenue from this business declined slightly in 2012, we believe we will grow recovery audit revenue in 2013.

Next-Generation Recovery Audit, one of our five Client Value Propositions, aims to build on these improvements by delivering a better recovery audit service to our clients. We completed the initial development of our Next-Generation Recovery Audit business model and implemented it in several client teams in 2011. Through this model, we are introducing innovation in best practices for recovery audit, increasing the quality and consistency of service and implementing sophisticated central data storage, audit technologies and tools. These improvements also enabled us to lower our cost of delivering our services in both 2011 and 2012, and we believe that we will realize further improvements in 2013.

Key to serving clients more efficiently and cost-effectively under our Next-Generation Recovery Audit service delivery model is success in our offshoring initiative. In 2010, we established our operations in Pune, India, and now have over 220 employees in India, providing business analytics, information technology and other support services to our client teams in other parts of the world. This initiative was a key factor in improving our Recovery Audit Services – Americas gross margins from 43.9% in 2011 to 47.2% in 2012. Also, by lowering our cost of delivery, we are significantly expanding the addressable target market for our recovery audit services. Historically, much of our recovery audit focus has been on clients in the retail industry due to the enormous volumes of transactions engaged in by these clients. With the improvements in our service delivery model that we are building into Next-Generation Recovery Audit, we believe we can compete more effectively in our core retail market, and also can profitably expand our service offerings to industries such as manufacturing, energy, financial institutions and transportation and logistics. We further enhanced our capabilities in this area with our December 2011 acquisition of Business Strategy, Inc. (“BSI”). We acquired BSI for the scale and efficiencies we believe it will deliver to us in the commercial recovery audit arena. Building on this acquisition, we created a world-class shared service center in Grand Rapids, Michigan.

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

Our second Client Value Proposition, Healthcare Claims Recovery Audit, drives our growth strategy in healthcare – to execute with excellence our role in the Medicare RAC program, and leverage our healthcare services infrastructure to expand recovery audit services to other healthcare payers. We have invested heavily in the infrastructure and tools required to execute our Medicare RAC program subcontracts and believe much of this infrastructure can be applied to the audit of medical claims paid by other healthcare payers.

As a result of health care reform in the U.S., as reflected in the Patient Protection and Affordable Care Act, which became law in 2010, recovery auditing of medical claims is now mandated for state Medicaid programs. As the opportunities to serve these state Medicaid programs emerge, we are focusing our efforts on opportunities where our capabilities are a good match for the scope and administration of a state’s Medicaid program. With these filters in place, we have selectively competed in a number of state Medicaid procurements. We were awarded the Medicaid RAC contracts for Mississippi, Rhode Island and the District of Columbia and have begun associated audit activities.

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

Broaden Our Services Footprint

Senior executives of complex organizations regularly require external help to identify and maximize profit improvement opportunities. Our Profit Optimization services combine data analytics with deep functional expertise and a practical hands-on approach to help these client executives improve their operating margins.

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

Build a Strong Team with a High-Performance Culture

The final element of our strategy is to become a magnet for global talent and expertise relevant to our service lines and operations. As part of our overall transformation, we are building a culture of results-oriented performance and collaboration, and an environment that promotes innovation and knowledge sharing. This transformation is crucial to ensure that we capture, understand, and deploy the very best practices consistently across every client globally. In addition, we have maintained our increased focus on recruiting. The success of our growth strategy is predicated on continuously improving the capabilities of our client-facing personnel who identify the levers to add to clients’ profitability and effectively position all of our service offerings.

Update on Our Strategy Execution

We now have completed two years since the implementation of our growth strategy, and we are encouraged by the success we have achieved to date. In 2011, our accounts payable recovery audit business generated the first year-over-year increase in revenue since 2002. This revenue declined slightly in 2012, but our cost of revenue declined by a greater amount, resulting in incremental gross profit of $4.2 million in 2012 compared to 2011. These improvements in financial performance over the last two years occurred while we were making significant investments in our accounts payable recovery audit segments, including re-implementing a sales force, establishing and expanding offshore capabilities, completing strategic acquisitions and developing and refining our Next-Generation Recovery Audit service delivery model. We will continue to drive toward increasing our revenue and lowering our costs as a percentage of revenue in accounts payable recovery audit.

Our Healthcare Claims Recovery Audit business grew significantly from 2010 to 2012, and generated positive adjusted earnings before interest, taxes, depreciation and amortization in 2012. This unit more than doubled its revenue in 2012, and we anticipate that we will continue to improve our operating results in this service line in 2013.

We also invested in our Profit Optimization services business over the past three years, both organically and through acquisitions. We have acquired, developed and improved the tools we use in performing these services. The acquisitions we completed in this area also helped us to broaden our services footprint and provide extensive services to our clients and prospective clients. We believe our recent success in adding new clients and improving client retention rates in our recovery audit businesses is due in part to these additional service offerings, although these benefits are not reflected in the New Services segment.

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

The Recovery Audit Industry and PRGX

Many businesses and government agencies generate substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures. Although these entities correctly process the vast majority of payment transactions, errors occur in a small percentage of transactions. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. In the aggregate, these transaction errors can represent significant amounts of reduced cash flow and lost profits for these entities. Many factors contribute to the errors, including communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems.

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

Under virtually all of our recovery audit contracts, we receive a percentage of overpayments and other savings that we identify and that our clients recover or realize. We generate the substantial majority of our revenue from accounts payable recovery audit services that we provide to retail clients. These audit services typically recur annually and are the most extensive of our recovery audit services, focusing on numerous recovery categories related to procurement and payment activities, as well as client/vendor promotions and allowances. These audits typically entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing and deal documentation, emails, and payment data. Recovery audits for larger retail clients often require year-round on-site work by multi-auditor teams.

In addition to these retail clients, we also provide accounts payable recovery audit services to clients in other industries. We typically refer to these clients as our “commercial clients.” Services to these types of clients tend to be either periodic (typically, every two to three years) or rotational in nature with different divisions of a given client being audited in pre-arranged periodic sequences, and are typically relatively short in duration. Accordingly, the revenue we derive from a given commercial client may change markedly from year to year.

The recovery audit services we provide to our retail and commercial clients involve the identification of overpayments relating to purchases. We also provide recovery audit services relating to healthcare claims which involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers, such as hospitals and physicians’ practices. Auditing medical claims data requires in-depth expertise in healthcare procedures and billing processes. Due to the different expertise necessary to provide such services, we include the results of our operations of Healthcare Claims Recovery Audit services in our New Services segment rather than in one of our two recovery audit services segments.

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

•

Move Toward Standard Auditing Practices. Increasingly, our clients’ vendors are insisting on the satisfaction of certain conditions, such as clearer post-audit procedures, better documentation and electronic communication of claims, before accepting the validity of a claim.

We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and faster approvals and deductions of claims.

Clients

PRGX provides its services principally to large and mid-sized businesses and government agencies having numerous payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 28.2% of our revenue in 2012, 30.2% in 2011 and 31.3% in 2010. Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 10.2% of our revenue in 2011 and 12.1% in 2010. No client accounted for 10% or more of total revenue in 2012.

Client Contracts

PRGX provides services to its clients pursuant to contracts. Our compensation under recovery audit service contracts generally is stated as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Recovery audit clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors or service providers, or (b) receiving refund checks directly from those vendors or service providers. Industry practice generally dictates the manner in which a client receives a recovery audit claim. In many cases, we must satisfy client-specific procedural guidelines before we can submit recovery audit claims for client approval. For services such as Profit Optimization services, client contracts often provide for compensation to us in the form of a flat fee, fee rate per hour, or a fee per other unit of service.

Most of our contracts provide that the client may terminate the contract without cause prior to the completion of the term of the agreement by providing relatively short prior written notice of termination. In addition to being subject to termination for material default, our Medicare RAC program subcontracts are subject to termination or partial termination for convenience to the extent all or any portion of the work covered by the associated Medicare RAC prime contract is eliminated by CMS, or to the extent our performance of the subcontract results in an organizational conflict of interest that is not mitigated or able to be mitigated after joint consultation among CMS, the Medicare RAC prime contractor and PRGX. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Form 10-K for recent developments related to the Medicare RAC program.

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

Proprietary Rights

From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We consider the costs associated with these activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $4.0 million in 2012, $3.4 million in 2011 and $3.2 million in 2010.

We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Discover Your Hidden Profits®, PRG-Schultz®, imDex®, SureF!nd®; Profit Discovery™, AuditPro™, DirectF!nd™, claimDex™, GET™; PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, PRGX MailTrax™, PRGX FraudTrax™, PRGX MerchTrax™, and PRGX SpendTrax™.

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

Healthcare Claims Recovery Audit Services

A number of national and regional private payers have developed their own post-payment recovery audit capabilities. Nevertheless, these private payers typically also retain or engage one or more third party post payment audit service providers. The competitive landscape in Healthcare Claims Recovery Audit services includes:

•	Firms that provide recovery audit services across multiple industries including healthcare;

•	Firms that provide healthcare IT solutions and services to both the government and private payers; and

•	Firms that contract with federal and state governments’ integrity programs.

Profit Optimization Services

Our Profit Optimization services business faces competition from regional and local consulting firms; privately and publicly held worldwide and national firms; large, well-known ERP software vendors; procurement-specific software providers and smaller, very specialized analytics providers. These businesses compete generally on the basis of the range, quality and cost of the services and products provided to clients. We believe that we differentiate ourselves from our competitors by virtue of synergies with our analytics capabilities and our direct channel to existing accounts payable recovery audit clients.

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

Employees

As of January 31, 2013, PRGX had approximately 1,700 employees, of whom approximately 760 were in the U.S. The majority of our employees are involved in the audit function. None of our employees are covered by a collective bargaining agreement, and we believe our employee relations are satisfactory.

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

ITEM 1A. Risk Factors

Revenue from our accounts payable recovery audit business declined for several years through 2010. We must successfully execute our recovery audit growth strategy in order to increase our revenue, and must lower our cost of delivery in order to maintain profitability.

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

We depend on our largest clients for significant revenue, so losing a major client could adversely affect our revenue and liquidity.

We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for approximately 28.2% of our annual revenue in 2012, 30.2% in 2011 and 31.3% in 2010. Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 10.2% of our total revenue in 2011 and 12.1% in 2010. No client accounted for 10% or more of total revenue in 2012. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.

Although we continually seek to diversify our client base, we may be unable to offset the effects of an adverse change in one of our key client relationships. For example, if our existing clients elect not to renew their contracts with us at the expiration of the current terms of those contracts, or reduce the services they purchase thereunder, our recurring revenue base will be reduced, which could have a material adverse effect on our results of operations. In addition, we could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts, any of which could materially and adversely affect our results of operations.

Our growth strategy may not be successful.

As discussed in Item 1 “The PRGX Strategy,” our objectives are to build on our position as the leading worldwide provider of recovery audit services and to develop and grow our Profit Optimization and Healthcare Claims Recovery Audit services businesses. Our strategic plan to achieve these objectives focuses on efforts designed to maintain our dedicated focus on clients and rekindle our growth. These efforts are ongoing, and the results of the strategy will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenue and improved financial performance as planned.

Our acquisitions, investments, partnerships and strategic alliances may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

Acquisitions have contributed to our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions, investments and strategic alliances will be important to our growth strategy.

We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our common stock. We could face financial risks associated with incurring additional debt, particularly if the debt results in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.

Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of acquired operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	the diversion of our management team from its other operations;

•	problems with regulatory agencies;

•	exposure to unanticipated liabilities;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	changes in our credit rating and financing costs.

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

Under CMS’s Medicare recovery audit contractor program, we are participating as a subcontractor in three of the program’s four geographic regions. Accordingly, we have entered into three separate subcontracts with the prime contractors and are not directly contracting with CMS. Under these circumstances, we generally bear the risk that the prime contractors will not meet their performance obligations to CMS under the prime contract, that the prime contractors will not pay us amounts due under the subcontracts and that the prime contractors will seek to terminate our subcontracts or otherwise minimize our role in the Medicare RAC program. Furthermore, the failure of a prime contractor to perform its obligations to CMS could result in the termination of the associated contract with CMS, which would, in turn, result in the termination of our subcontract. Additionally, based on recent developments, we believe CMS has agreed with the prime contractors to allow the prime contracts to expire in August 2013, subject to extension by CMS to allow for a transition period to the new RAC contracts. Should the prime contracts expire in August 2013, our RAC subcontracts will also expire at that time, subject to any additional extensions by CMS in connection with a transition to the new RAC contracts. The termination or expiration of any of these subcontracts or the failure of the prime contractors to make required payments to us could have a material adverse effect on our business, financial condition and results of operations.

Recovery auditing of Medicare and Medicaid spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenue from this business.

As contrasted with recovery audit services provided to our retail and commercial clients, recovery auditing of Medicare and Medicaid spending is legislatively mandated and is subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the Medicare and Medicaid recovery audit programs. We expect these efforts and political pressures to be ongoing throughout the life of these programs. If federally mandated recovery audit programs are significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenue, operating results and financial condition could be materially and adversely affected.

The prime contracts for the Medicare recovery audit program are expected to expire in August 2013, subject to an extension by CMS to allow for a transition period to the new RAC contracts, and we may not be selected to receive any prime contracts or subcontracts during the re-bid process.

We currently serve as a subcontractor to the prime contractor on three of the four prime contracts in the Medicare RAC program. Based on recent developments, we believe CMS has agreed with the prime contractors to allow the prime contracts to expire in August 2013, subject to extension by CMS to allow for a transition period to the new RAC contracts. Should the prime contracts expire in August 2013, our RAC subcontracts will also expire at that time, subject to any additional extensions by CMS in connection with the transition to new RAC contracts, and contracts for the performance of future Medicare RAC services will be subject to a bidding process administered by CMS. CMS issued a request for proposals in connection with the re-bidding for the RAC contracts, and the proposals are due by March 27, 2013. CMS is expected to award the RAC contracts to more than one contractor and divide the country into geographic regions for contracting purposes. We will be competing to participate in the RAC program as a prime contractor through the bidding process. While we believe we are well-positioned to compete in the bidding process, there are no assurances that we will receive any contract when the new Medicare RAC contracts are ultimately awarded. The failure to receive any of these contracts could have a material adverse effect on our business, financial condition and results of operations.

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

Additionally, to protect our confidential and trade secret information, we generally enter into nondisclosure agreements with our employees, consultants, clients and potential clients. We also limit access to, and distribution of, our proprietary information. Nevertheless, we may be unable to deter misappropriation or unauthorized dissemination of our proprietary information, detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In spite of the level of care taken to protect our intellectual property, there is no guarantee that our sensitive proprietary information will not be improperly accessed or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Moreover, although we are not aware of any infringement of our services and products on the intellectual property rights of others, we also are subject to the risk that someone else will assert a claim against us in the future for violating their intellectual property rights.

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

Our investment of substantial capital in information technology systems, and a failure to successfully implement such systems could adversely affect our business.

We have invested and continue to invest substantial amounts in the development and implementation of information technology systems. Although investments are carefully planned, there can be no assurance that such systems will justify the related investments. If we fail to realize the benefits expected from our information technology system investments, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition.

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

Recent economic conditions which have adversely impacted the retail industry in the U.K and Europe may continue to have a negative impact on our revenue. Since we generally audit our clients’ purchases up to 15 months in arrears, we cannot yet determine if we have experienced the full impact of the recent economic downturn on our business and revenue. Specifically, client liquidity and the liquidity of client vendors can have a significant impact on claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.

If a client files for bankruptcy, we could be subject to an action to recover certain payments received in the 90 days prior to the bankruptcy filing known as “preference payments.” If we are unsuccessful in defending against such claims, we would be required to make unbudgeted cash payments which could strain our financial liquidity, and our earnings would be reduced.

Our failure to retain the services of key members of our management team and highly skilled personnel could adversely impact our operations and financial performance.

Our future success depends largely on the efforts and skills of our management team, including our executive officers and other key employees. As such, we have entered into employment agreements with key members of our management team. While these employment agreements include limits on the ability of key employees to directly compete with us in the future, nothing prevents them from leaving our company. We also do not maintain “key person” life insurance policies on any of our executive officers or other key employees. Thus, we may have to incur costs to replace such employees if we were to lose their services, and our ability to execute our business strategy could be impaired if we are unable to replace such employees in a timely manner.

In addition, it is especially challenging to attract and retain highly qualified skilled auditors and other professionals in an industry where competition for skilled personnel is intense. Accordingly, our future performance also depends, in part, on the ability of our management team to work together effectively, manage our workforce, and retain highly qualified personnel.

We rely on operations outside the U.S. for a significant portion of our revenue and are increasingly dependent on operations outside the U.S. for supporting our operations globally.

Operations outside the U.S. generated approximately 40.4% of our annual revenue in 2012, 47.3% in 2011 and 49.7% in 2010. These international operations are subject to numerous risks, including:

•	greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•

fluctuations in currency exchange rates, particularly weaknesses in the British pound, the euro, the Canadian dollar, the Mexican peso, the Brazilian real and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenue and earnings;

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

Because we expect a significant portion of our revenue to continue to come from operations outside the U.S., and expect to continue transitioning certain of our operations to locations outside the U.S., the occurrence of any of these events could materially and adversely affect our business, financial condition and results of operations.

In 2012, our European operations accounted for approximately 23.6% of our consolidated revenue. There have been continuing concerns and uncertainties regarding the stability of the European economies. A decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.

Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where 12% of our employees were located at December 31, 2012. While our operations in India have been key to serving clients more efficiently and cost-effectively under our Next-Generation Recovery Audit service delivery model, India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in several major Indian cities. Although the relations between the two countries generally have been improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.

Our Next-Generation Recovery Audit, Healthcare Claims Recovery Audit and Profit Optimization services businesses operate in highly competitive environments and are subject to pricing pressure.

The environment in which our business operates is highly competitive, with numerous other recovery audit firms and other service providers. In addition, many of our recovery audit clients have developed their own internal recovery audit capabilities. As a result of competition among the providers of these services and the availability of certain recovery audit services from clients’ internal audit departments, our business is subject to intense price pressure. In addition, our Healthcare Claims Recovery Audit services business currently is involved in a very competitive process of bidding for a new contract under the Medicare RAC program. We may not be awarded a region to audit, or may be awarded a region at a lower contingency rate than we currently earn. Our Profit Optimization services business also has numerous competitors varying in size, market strength and specialization, many of whom have established and well-known franchises and brands. Intense price competition faced by all of our service lines could negatively impact our profit margins and have a potential adverse effect on our business, financial condition and results of operations.

Our client contracts generally contain provisions under which the client may terminate our services prior to the completion of the agreement.

Many of our client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide services for our clients through the entire terms of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and earnings from such contracts and this would have a material adverse effect on our operations and financial results. In addition, client contract terminations also could harm our reputation within the industry which could negatively impact our ability to obtain new clients.

Our charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

We account for the completion of our acquisitions using the purchase method of accounting. We allocate the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, record the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required in purchase accounting including the following:

•	we will incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•	we will incur additional depreciation expense as a result of recording purchased tangible assets; and

•	to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets.

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

We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $78.6 million of U.S. federal net loss carry-forwards available to the Company, $17.8 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. We believe that such limitations and the loss of these carry-forwards may significantly increase our projected future tax liability.

We currently are in the process of determining if we experienced an ownership change subsequent to March 17, 2006, but have not yet completed this analysis. Based on preliminary calculations we have made with the assistance of external advisors, we believe that any additional limitations on the usage of our loss carry-forwards that would be imposed if an additional ownership change has occurred would be minimal. We do not believe that an additional ownership change would have a material adverse impact on our financial position, results of operations or cash flows.

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

We may have exposure to additional income tax liabilities or additional costs if the U.S. government changes certain U.S. tax rules or other laws applicable to U.S. corporations doing business in foreign jurisdictions.

We are a U.S. corporation that conducts business both in the U.S. and in foreign jurisdictions. As part of the ongoing discussions regarding the federal budget and the federal debt ceiling, various proposals have been made that may negatively impact U.S. corporations doing business in foreign jurisdictions, including proposals for comprehensive tax reform. While the scope of future changes remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangible assets offshore or imposing other economic disincentives to doing business outside of the U.S. The enactment of some or all of these proposals could increase the Company’s effective tax rate or otherwise adversely affect our profitability.

Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.

As of December 31, 2012, the Company’s goodwill and other intangible assets totaled $32.1 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. Future impairment testing could result in a determination that our goodwill, other intangible assets or our long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.

Claims under our self-insurance program may differ from our estimates, which could materially impact our results of operations.

We use a combination of insurance and self-insurance plans to provide for the potential liabilities for healthcare benefits for our employees. We estimate the liabilities associated with the risks that we retain by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. Our results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

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

Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2012, our stock traded as high as $8.85 per share and as low as $5.29 per share. Our stock price may increase or decrease in response to a number of events and factors, including:

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

Excluding the lease for our principal executive offices, the majority of our real property leases are individually less than five years in duration. See Note 6 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 3. Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN) alleging that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). In this collective action, the Plaintiff sought an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties then conducted limited discovery. In August 2012, the parties reached an agreement to settle the case for $135,000, which includes the plaintiffs’ attorney fees, and all of the plaintiffs have approved the settlement. The settlement received court approval on November 19, 2012 and the case has been dismissed.

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

Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends and limit the amount of our common stock that we may repurchase to $1.0 million on an annual basis. As of February 27, 2013, there were 178 holders of record of our common stock and management believes there were approximately 3,000 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2012 and 2011.

2012 Calendar Quarter	High	Low

1st Quarter	$6.50	$5.29
2nd Quarter	8.07	5.66
3rd Quarter	8.85	7.00
4th Quarter	8.60	5.93

2011 Calendar Quarter	High	Low

1st Quarter	$6.64	$5.41
2nd Quarter	8.39	5.99
3rd Quarter	7.42	4.48
4th Quarter	6.23	4.07

Issuer Purchases of Equity Securities

A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2012 is set forth below.

2012	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)

October 1 – October 31	1,081	$7.45	—	$—

November 1 – November 30	—	$—	—	$—

December 1 – December 31	—	$—	—	$—

	1,081	$7.45	—	$—

(a)	All shares reported during the quarter were surrendered by an employee to satisfy tax withholding obligations upon vesting of restricted stock.

Performance Graph

Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2007 and shows total return on investment for the period beginning December 31, 2007 through December 31, 2012, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return

	12/07	12/08	12/09	12/10	12/11	12/12

PRGX Global, Inc.	100.00	47.61	68.96	73.86	69.43	75.26
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
RDG Technology Composite	100.00	56.89	91.53	103.10	103.14	117.75

ITEM 6. Selected Financial Data

The following table sets forth selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 2012. The following data reflects the business acquisitions that we have completed through December 31, 2012. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2012 and 2011, and the related Consolidated Statements of Income, Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2012 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.

The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Income Data:
Revenue	$208,503	$203,117	$184,081	$179,583	$195,706
Operating expenses:
Cost of revenue	134,390	137,482	126,069	115,064	124,997
Selling, general and administrative expenses	52,527	49,102	40,735	40,390	36,455
Depreciation of property and equipment	7,084	5,401	4,903	3,505	2,991
Amortization of intangible assets	7,224	4,991	4,131	3,227	2,203

Total operating expenses	201,225	196,976	175,838	162,186	166,646

Operating income	7,278	6,141	8,243	17,397	29,060
Gain on bargain purchase, net (1)	—	—	—	(2,388)	—
Foreign currency transaction (gains) losses on short-term intercompany balances	(377)	417	422	(1,595)	3,283
Interest expense, net	966	1,616	1,305	3,025	3,245
Loss on debt extinguishment and financial restructuring	—	—	1,381	—	—

Earnings before income taxes	6,689	4,108	5,135	18,355	22,532
Income tax expense (2)	1,297	1,292	1,882	3,028	3,502

Net earnings	$5,392	$2,816	$3,253	$15,327	$19,030

Basic earnings per common share	$0.21	$0.11	$0.14	$0.67	$0.87

Diluted earnings per common share	$0.21	$0.11	$0.13	$0.65	$0.83

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$37,806	$20,337	$18,448	$33,026	$26,688
Working capital	37,445	16,319	17,678	18,479	10,512
Total assets	143,586	126,413	106,321	110,513	98,783
Long-term debt, excluding current installments	3,000	6,000	9,000	11,070	14,331
Total shareholders’ equity	$84,652	$59,090	$48,843	$41,439	$22,710

(1)

In July 2009, we acquired the business and certain assets of First Audit Partners LLP. The excess of the fair value of assets acquired over the purchase price resulted in a gain on bargain purchase for this acquisition.

(2)

The low effective tax rate relative to the U.S. federal statutory rate in 2012 is attributable to recognition of certain previously unrecognized tax benefits. Low effective tax rates in 2009 and 2008 are primarily attributable to reductions in the deferred tax asset valuation allowance. See Note 1 (i) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in Europe, Asia and the Pacific region. The New Services segment includes Profit Optimization services as well as Healthcare Claims Recovery Audit services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three operating segments in Corporate Support.

Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenue by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as certain of our Profit Optimization services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.

We earn the vast majority of our recovery audit revenue from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our recovery audit revenue to a lesser degree than they affect individual retailers due to several factors, including:

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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New Services segment which includes our Healthcare Claims Recovery Audit services and our Profit Optimization services. Our Healthcare Claims Recovery Audit services include services we provide as a participant in the Medicare RAC program.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Income for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
Statements of Income Data:
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	64.5	67.7	68.5
Selling, general and administrative expenses	25.2	24.2	22.1
Depreciation of property and equipment	3.4	2.7	2.7
Amortization of intangible assets	3.4	2.4	2.2

Total operating expenses	96.5	97.0	95.5

Operating income	3.5	3.0	4.5

Foreign currency transaction (gains) losses on short-term intercompany balances	(0.2)	0.2	0.2
Interest expense, net	0.5	0.8	0.7
Loss on debt extinguishment	—	—	0.8

Earnings before income taxes	3.2	2.0	2.8

Income tax expense	0.6	0.6	1.0

Net earnings	2.6%	1.4%	1.8%

Revenue. Revenue was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Recovery Audit Services – Americas	$121,638	$115,807	$115,156
Recovery Audit Services – Europe/Asia-Pacific	53,783	61,570	57,590
New Services	33,082	25,740	11,335

Total	$208,503	$203,117	$184,081

Total revenue increased by $5.4 million, or 2.7%, in 2012 and $19.0 million, or 10.3%, in 2011. Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services – Americas revenue increased by 5.0% in 2012 and increased by 0.6% in 2011. We experience changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in 2012 and positively impacted reported revenue in 2011. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2012 revenue increased by 6.4% compared to an increase of 5.0% as reported, and 2011 revenue decreased by 0.5% compared to an increase of 0.6% as reported.

The increases in our Recovery Audit Services – Americas revenue in 2012 and 2011 were due to a number of factors. Revenue increased 1.6% in 2012 and 7.7% in 2011 due to new clients, new geographic territories for existing clients and a promotion from secondary auditor to primary auditor at a significant client in 2011. Revenue from existing clients decreased 1.4% in 2012 and increased 1.6% in 2011. The decrease in 2012 is due primarily to one significant client for which 2011 included an audit of purchases from multiple years for one area and 2012 included an audit of purchases for one year, as well as increased findings by this client’s internal staff that reduced the opportunity available to us. Revenue from new clients we gained through our acquisition of Business Strategy, Inc. (“BSI”) in December 2011 added another 7.1% in 2012 and 0.6% in 2011 to our revenue. These increases were offset primarily by discontinued clients and, to a lesser extent, demotions from primary auditor to secondary auditor and from restrictions on claim types imposed by certain clients.

Although we generated year over year increases in revenue in this segment for both 2012 and 2011, we experienced declining revenue in this segment in years prior to 2011 due to reduced liquidity of our clients’ vendors, competitive rate pressures, client attrition, and the impact of our clients developing and strengthening their own internal audit capabilities as a substitute for our services. To address these issues, offset their impact and generate growth in this segment, we began implementing several growth strategies in late 2009. We reinstituted a sales function in 2010, resulting in a significant increase in our client count in the past two years. We continue to implement our service delivery model transformation designed to make our recovery audit process more cost efficient and effective. We expanded the use of our new service delivery platform in 2012, and are planning to continue the expansion in 2013. We also are providing greater value to our existing and potential clients by offering adjacent services in the procure-to-pay value chain and to the CFO suite, and by capitalizing on our existing data mining and related competencies. While we are encouraged by some of our recent successes, we can provide no assurances that we will be able to build on them in the future or that we will be able to sustain our current revenue levels in this segment.

Recovery Audit Services – Europe/Asia-Pacific revenue decreased by 12.6% in 2012 and increased by 6.9% in 2011. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia negatively impacted reported revenue in 2012 but positively impacted reported revenue in 2011. On a constant dollar basis, adjusted for changes in FX rates, 2012 revenue decreased by 10.0% compared to a decrease of 12.6% as reported, and 2011 revenue increased by 1.5% compared to an increase of 6.9% as reported. Revenue increased 4.8% in 2012 and 6.0% in 2011 due to new clients and new geographic territories for existing clients. Revenue from existing clients decreased 5.9% in 2012 and 2.0% in 2011, resulting primarily from fewer individually significant claims at continuing clients in 2012 than were generated in 2011, and audits of special claim concepts that positively impacted 2011 to a greater degree than 2012. The remaining net decrease is due to discontinued clients and lower revenue from cyclical clients, which generally include commercial companies for which we complete the audits in a relatively short period of time, and then have several quarters with no revenue while we are between audits. As in our Recovery Audit Services – Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities. We intend to execute the same strategic initiatives for this segment as we are executing in the Recovery Audit Services – Americas segment.

New Services revenue increased by 28.5% in 2012 and increased by 127.1% in 2011. Our Healthcare Claims Recovery Audit business more than doubled its revenue in both years. Our Profit Optimization revenue also more than doubled in 2011, but declined approximately 15% in 2012. Approximately 40% of the 2011 increase in New Services revenue is attributable to incremental revenue associated with our acquisitions of Etesius Limited (“Etesius”) in February 2010 and TJG Holdings LLC (“TJG”) in November 2010. The remaining 2011 increase resulted from organic growth.

We currently serve as a subcontractor to the prime contractor on three of the four prime contracts in the Medicare RAC program. Based on recent developments, we believe CMS has agreed with the prime contractors to allow the prime contracts to expire in August 2013, subject to extension by CMS to allow for a transition period to the new RAC contracts. Should the prime contracts expire in August 2013, our RAC subcontracts will also expire at that time, subject to any additional extensions by CMS in connection with the transition to new RAC contracts, and contracts for the performance of future Medicare RAC services will be subject to a bidding process administered by CMS. CMS issued a request for proposals in connection with the re-bidding for the RAC contracts, and the proposals are due by March 27, 2013. CMS is expected to award the RAC contracts to more than one contractor and divide the country into geographic regions for contracting purposes. We will be competing to participate in the RAC program as a prime contractor through the bidding process. While we believe we are well-positioned to compete in the bidding process, there are no assurances that we will receive any contract when the new Medicare RAC contracts are ultimately awarded.

Growth in our Profit Optimization business was very strong through the first half of 2011, but revenue declined in the second half of the year compared to the first half of 2011. As part of our continuing investment in our New

Services segment, we changed the leadership and realigned this organization in 2012. Profit Optimization revenue stabilized in 2012, and we anticipate that it will return to growth in 2013.

Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily upon the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff, and salaried operational and client service managers for our recovery audit and Profit Optimization services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue. Beginning in 2011, we reclassified depreciation and amortization to present them separately from COR and selling, general and administrative expenses (“SG&A”). The COR and SG&A expenses presented below for 2010 reflect these reclassifications.

COR expenses were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Recovery Audit Services – Americas	$64,205	$64,946	$67,744
Recovery Audit Services – Europe/Asia-Pacific	41,715	47,105	44,200
New Services	28,470	25,431	14,125

Total	$134,390	$137,482	$126,069

COR as a percentage of revenue for Recovery Audit Services – Americas was 52.8% in 2012, 56.1% in 2011 and 58.8% in 2010. We invested in our various growth and other strategic initiatives, and included significant portions of these costs in Recovery Audit Services – Americas COR in 2010. Although we continued to make these investments in subsequent years, we began to realize the benefits of the investments and were able to increase revenue and still reduce COR by 1.1% in 2012 and 4.1% in 2011, respectively. We continue to implement additional facets of our strategic initiatives, and believe we will continue to reduce COR as a percentage of revenue in 2013.

COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 77.6% in 2012, 76.5% in 2011 and 76.7% in 2010. The slight changes in the gross margins in these periods primarily resulted from changes in the mix of audit revenue and from changes in our methods of providing audit services in Europe. We subcontract a portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn a lower gross margin from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. We migrated several of the larger audits to an employee model in 2011 and 2012. In an associate migration, we generally transfer all of the employees of the associate entity to PRGX, and continue to service the related clients with the same personnel after the associate migration as were providing services prior to the associate migration. We intend for the associate migrations to provide more standardization and centralization of our audit procedures, thereby increasing client service while also decreasing costs. Generally, revenue remains unchanged as a result of an associate migration, and expenses change from a fixed percentage of revenue to a variable amount based on employee and related costs. In 2012, the benefits we anticipated from these associate migrations were diminished by the revenue declines in this segment. In 2011 as compared to 2010, we generated a greater percentage of our revenue in this segment from associate model audits, which changed the mix of our revenue and negatively impacted our gross margins. Although we incur some increased costs during this migration process, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.

The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (77.6% for 2012) compared to Recovery Audit Services – Americas (52.8% for 2012) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.

New Services COR relates primarily to costs of Profit Optimization services and costs associated with services we provide under the Medicare RAC program subcontracts portion of our Healthcare Claims Recovery Audit business. New Services revenue exceeded COR by $4.6 million in 2012 and $0.3 million in 2011, but COR exceeded revenue by $2.8 million in 2010 primarily due to our investments in the Medicare RAC program as well as our investments in our Profit Optimization services capabilities.

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

SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Recovery Audit Services – Americas	$19,882	$18,479	$16,448
Recovery Audit Services – Europe/Asia-Pacific	4,980	4,627	4,764
New Services	5,497	4,907	2,608

Subtotal for segments	30,359	28,013	23,820
Corporate support	22,168	21,089	16,915

Total	$52,527	$49,102	$40,735

Recovery Audit Services – Americas SG&A increased 7.6% in 2012 and 12.3% in 2011. These increases resulted primarily from costs incurred in connection with the execution of our growth strategies. The 2012 increase also includes incremental expenses resulting from our December 2011 BSI acquisition and costs relating to an overtime wages claim. The 2011 increase also includes greater incentive compensation accruals and some incremental expenses resulting from the BSI acquisition.

Recovery Audit Services – Europe/Asia-Pacific SG&A increased 7.6% in 2012 and decreased 2.9% in 2011. The 2012 increase resulted primarily from severance charges and provisions for bad debts, partially offset by a reduction in a business acquisition obligation resulting from decreased revenue and profitability generated by the acquired business. Although incentive compensation accruals increased in 2011, most other SG&A expenses decreased in 2011, resulting in the 2.9% decrease from 2010.

New Services SG&A increased 12.0% in 2012 and 88.2% in 2011. The increase in 2012 primarily resulted from our continuing efforts to improve our processes and develop new tools for use in our Healthcare Claims Recovery Audit business. The acquisitions of Etesius and TJG in 2010 resulted in increased expenses in 2011 due to the inclusion of the acquired entities for the full year in 2011. In addition, during 2011, we hired additional resources for both our Profit Optimization business and our Healthcare Claims Recovery Audit business and incurred additional SG&A expenses associated with the additional personnel.

Corporate Support SG&A includes stock-based compensation charges of $6.3 million in 2012, $5.1 million in 2011 and $4.0 million in 2010. Excluding stock-based compensation charges, Corporate Support SG&A decreased 0.9% in 2012 and increased 23.7% in 2011. The increase in 2011 is due to higher incentive compensation accruals relative to the decreased incentive compensation accruals in 2010, costs associated with the BSI acquisition, and higher sales and marketing expenses associated with our renewed focus on revenue growth and client retention.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Recovery Audit Services – Americas	$4,651	$3,491	$3,442
Recovery Audit Services – Europe/Asia-Pacific	322	417	354
New Services	2,111	1,493	1,107

Total	$7,084	$5,401	$4,903

The increases in depreciation in the Recovery Audit Services – Americas segment relate primarily to improvements we made to our IT infrastructure as well as depreciation relating to capitalized software development costs. The increase in depreciation in the New Services segment in 2012 is due primarily to an increase in the depreciation of capitalized software development costs and the 2011 increase is due to software we purchased in the Etesius acquisition in 2010 for which 2011 included a full year of depreciation.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Recovery Audit Services – Americas	$4,355	$2,467	$2,427
Recovery Audit Services – Europe/Asia-Pacific	2,062	1,665	1,403
New Services	807	859	301

Total	$7,224	$4,991	$4,131

The increase in amortization expense in our recovery audit services segments is due to the amortization of intangible assets recorded in connection with our recent acquisitions. These acquisitions include the December 2011 acquisition of BSI in Recovery Audit Services – Americas, the 2011 and 2012 associate migrations in Recovery Audit Services – Europe / Asia Pacific. The increase in amortization expense in our New Services segment from 2010 to 2011 is due to the amortization of intangible assets recorded in connection with the February 2010 acquisition of Etesius and the November 2010 acquisition of TJG. We anticipate that, absent our completing additional acquisitions in 2013, amortization expense will decrease in 2013 due to the declining rate of amortization relating to the 2011 and prior acquisitions and the completion of substantially all amortization resulting from the associate migrations we completed in 2011 and 2012.

Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for the foreign currencies and the U.S. dollar. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains.

In 2011 and 2010, the local currencies of certain of our foreign subsidiaries with significant short-term intercompany balances weakened relative to the U.S. dollar, resulting in recorded losses of $0.4 million in both years. The U.S. dollar generally weakened relative to those foreign currencies in 2012, resulting in our recording net foreign currency transaction gains on short-term intercompany balances of $0.4 million for the year.

Interest Expense, net and Loss on Extinguishment of Debt. Net interest expense was $1.0 million in 2012, $1.6 million in 2011 and $1.3 million in 2010. We also recorded a $1.4 million loss on extinguishment of debt in 2010. In January 2010, we entered into a new credit facility with SunTrust Bank and repaid our prior term loan from Ableco LLC in full (see “Secured Credit Facility” below for additional information regarding this transaction). The loss on extinguishment of debt consists of the write-off of the unamortized deferred loan costs associated with the prior credit facility. The interest rate on the new credit facility is based on the one-month LIBOR rate, plus an applicable margin of from 2.25% to 3.5% per annum. The interest rate in effect at December 31, 2012 under the new credit facility was approximately 2.71%, while the prior credit facility bore a minimum interest rate of 9.75%. The increase in net interest expense in 2011 was primarily due to interest expense associated with business acquisition obligations and uncertain tax positions. The decrease in 2012 was due to the reversal of $0.8 million of interest accruals made in previous years for interest on uncertain tax positions, as described in more detail under Income Tax Expense below.

Income Tax Expense. Our reported effective tax rates on earnings approximated 19.4% in 2012, 31.5% in 2011 and 36.7% in 2010. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally are less than the expected tax rate primarily due to reductions of the Company’s deferred tax asset valuation allowance. The 2011 effective tax rate reflects a higher base rate due to taxes on earnings from foreign subsidiaries and additional accruals for uncertain tax positions in a foreign jurisdiction, partially offset by the reduction of a portion of the valuation allowance on deferred tax assets resulting from the additional deferred tax liabilities that we recorded in connection with the BSI acquisition and the reversal of a portion of the valuation allowance attributable to the deferred tax assets of a foreign subsidiary. The lower effective tax rate in 2012 reflects the reversal of $0.4 million of the accruals made in previous years for uncertain tax positions.

Together with the reversal of interest expense accruals described above, the total reduction to our reserves for uncertain tax positions in 2012 was $1.2 million. We initially established these reserves based on estimates we made in prior years of the potential liability we may incur should certain domestic and foreign tax jurisdictions perform audits of our books and records and determine that we owe additional taxes, for which they may also assess penalty and interest amounts. We increased the reserves for additional estimated interest in subsequent years to reflect the additional time from when the estimated potential taxes may have been due. In 2012, we adjusted our estimates for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our beginning the voluntary disclosure agreement process with one state.

As of the end of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $49.1 million in 2012, $52.0 million in 2011 and $54.8 million in 2010 were appropriate. We recorded reductions in the deferred tax asset valuation allowance of $1.7 million in 2011 and $1.2 million in 2010 as a result of the deferred tax liabilities that we recorded relating to business acquisitions. The remaining reduction in each of the three years was due primarily to lower net deferred tax assets for which we recorded a portion of the valuation allowance. We expensed or impaired a significant amount of intangible assets in previous years for financial reporting purposes. For income tax reporting purposes, we continue to deduct the amortization of these intangible assets over their tax lives, generally 15 years. The excess of tax amortization over amortization for financial reporting purposes is reducing the related deferred tax asset each year, resulting in lower deferred tax assets and a lower related valuation allowance, although increases in our net operating losses have partially offset this impact in recent years. This reduction in deferred tax assets related to intangible assets was $5.7 million in 2012, $5.8 million in 2011 and $6.1 million in 2010, and we currently project this effect to continue at these elevated levels through 2013 before declining in subsequent years.

As of December 31, 2012, we had approximately $78.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2032. As of December 31, 2012, we had approximately $91.3 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2017 and 2032 and are subject to certain limitations.

On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $78.6 million of U.S. federal loss carry-forwards available to the Company, $17.8 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.

Liquidity and Capital Resources

As of December 31, 2012, we had $37.8 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.1 million of calculated availability for borrowings at the end of 2012. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2012.

The $37.8 million in cash and cash equivalents includes $24.8 million held in the U.S., $4.5 million held in Canada, and $8.5 million held in other foreign jurisdictions, primarily in the United Kingdom, France, and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.

Operating Activities. Net cash provided by operating activities was $18.8 million in 2012, $19.3 million in 2011 and $3.5 million in 2010. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows:

	Years Ended December 31,
	2012	2011	2010
Net earnings	$5,392	$2,816	$3,253
Adjustments for certain non-cash items	19,667	13,945	13,636

	25,059	16,761	16,889
Changes in operating assets and liabilities	(6,216)	2,532	(13,420)

Net cash provided by operating activities	$18,843	$19,293	$3,469

Net earnings adjusted for certain non-cash items, primarily depreciation, amortization and stock-based compensation expense, increased $8.3 million in 2012 as compared to 2011. This increase compared to 2011 was offset primarily by the impact of the change in accounts payable and incentive compensation accruals between 2010 and 2011, which resulted in the positive change in operating assets and liabilities in 2011. These incentive compensation accruals were low at the end of 2010 and higher in 2011, thereby generating cash from working capital changes in 2011. The 2012 accruals were more consistent with the 2011 levels, thus not resulting in a comparable benefit in 2012.

The $15.8 million improvement in cash provided by operating activities in 2011 compared to 2010 was due to changes in assets and liabilities, primarily working capital. The 2011 improvement relates primarily to changes in accounts payable and compensation accruals as we used cash in 2010 to pay the 2009 accruals, required less cash in 2011 to pay the lower 2010 incentive compensation accruals, and increased these accruals again in 2011. These changes in accounts payable and compensation accruals resulted in $17.2 million less cash used for working capital, which was partially offset by $2.1 million of additional cash used to fund the net increase in billed and unbilled receivables. This increase in billed and unbilled receivables is due primarily to our increase in revenue from our participation in the Medicare RAC program, for which we generally cannot invoice until the cash is collected by the prime contractors for whom we operate as a subcontractor. The increase in unbilled receivables was also due to increases in revenue from recovery audit clients for which we have agreed not to invoice the clients until a later date even though we have already earned the related revenue.

We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.

We have one client, Wal-Mart Stores Inc., that accounted for 10% or more of our annual revenue in 2011 and 2010. The loss of this client would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.

Investing Activities and Depreciation and Amortization Expense. Depreciation and amortization expense was $14.3 million in 2012, $10.4 million in 2011 and $9.0 million in 2010. Net cash used for capital expenditures was $7.9 million in 2012, $8.3 million in 2011 and $6.9 million in 2010. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model and develop software relating to our participation in the Medicare RAC program.

Capital expenditures are discretionary and we currently expect future capital expenditures to decline slightly from 2012 levels. Although we continue to enhance our Next-Generation Recovery Audit service delivery model and our Healthcare Claims Recovery Audit systems, we expect that these projects will require less development in 2013 than they did in 2011 and 2012. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

Business Acquisitions

We made several business acquisitions over the past few years, each of which is discussed more fully in Note 12 – Business Acquisitions in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Following is a summary of business acquisition activities impacting our liquidity and capital resources in the past three years.

In July 2009, we acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United Kingdom, for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million that we paid in July 2009. We made the first of two deferred payments required as part of the FAP acquisition in January 2010 in the amount of £0.5 million ($0.8 million) and the second payment of £0.8 million ($1.3 million) in July 2010. Additional variable consideration may be due based on the operating results generated by the acquired business over a four year period from the date of acquisition. From the acquisition date to December 31, 2012, we paid £1.1 million ($1.7 million) of the earn-out and recorded accretion and other adjustments of the liability of $1.3 million, resulting in an earn-out payable of $0.9 million as of December 31, 2012.

In February 2010, we acquired all of the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders that we paid in February 2010 as well as deferred payments of $1.2 million over four years from the date of the acquisition. We also may be required to make additional payments of up to $3.8 million over a four-year period if the financial performance of this service line meets certain targets. These payments would be to Etesius employees that we hired in connection with the acquisition. We will not be obligated to make the deferred and earn-out payments to these employees if they resign or are terminated under certain circumstances. We therefore are recognizing the accrual of the deferred payments as compensation expense. From the acquisition date to December 31, 2012, we paid $0.2 million of the deferred payments. An additional $1.0 million will be due through February 2014 unless there is a termination of employment of these employees under certain circumstances. We have not paid or accrued any earn-out payments as of December 31, 2012.

In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois for a purchase price valued at $3.7 million. The purchase price included an initial cash payment of $2.3 million that we paid in November 2010. Additional payments of up to a maximum of $1.9 million may be due to the sellers in four semi-annual payments if certain performance targets are met. We recorded $1.4 million as the estimated fair value of these payments at the acquisition date. From the acquisition date to December 31, 2012, we paid $1.8 million of the earn-out and recorded accretion and other adjustments of the liability of $0.4 million, resulting in an earn-out payable of less than $0.1 million as of December 31, 2012.

In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), both based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.8 million was made in the first half of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, may be due based on the performance of the acquired businesses over a two year period from the date of acquisition. We may also be required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable based on management’s estimate of the fair value of the variable consideration payable. From the acquisition date to December 31, 2012, we paid $0.7 million of deferred consideration, $0.4 million of the earn-out liability and recorded accretion and other adjustments to the earn-out liability of $0.8 million, resulting in an earn-out payable of $4.9 million as of December 31, 2012.

We also acquired the assets of several third-party audit firms to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. These 2012 associate migrations included CRC Management Consultants LLP (“CRC”) in January 2012 for a purchase price valued at $1.0 million; QFS Ltd (“QFS”) in June 2012 for a purchase price valued at $0.4 million; and Nordic Profit Provider AB (“NPP”) in November 2012 for a purchase price valued at $0.1 million. We completed an additional associate migration in May 2011 for a purchase price valued at $0.7 million.

Financing Activities and Interest Expense. Net cash provided by financing activities was $7.8 million in 2012. Net cash used in financing activities was $5.4 million in 2011 and $3.5 million in 2010. The net cash provided by financing activities in 2012 included net proceeds of $14.7 million from our follow-on public offering in December 2012, which we describe in more detail below. Also, we entered into a new credit facility in January 2010, which we describe in more detail below. We used the $15.0 million term loan proceeds to repay the remaining $14.1 million of outstanding principal under our prior term loan and to pay $0.5 million in loan costs incurred in connection with the new credit facility. We made mandatory principal payments totaling $3.0 million on the new credit facility in each of 2012, 2011 and 2010. We paid $2.8 million in 2012, $1.7 million in 2011, and $0.4 million in 2010 of deferred acquisition consideration, and also repurchased $1.6 million in 2012, $1.1 million in 2011, and $0.2 million in 2010 of stock from employees to allow them to satisfy their tax withholding obligations in connection with the vesting of restricted stock and restricted stock units.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at December 31, 2012 was $8.1 million. We had no borrowings outstanding under the SunTrust revolver as of December 31, 2012.

The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. In connection with our equity offering in December 2012 (see “Common Stock Offering” below), we obtained a waiver of the requirement to prepay the loan from SunTrust that enabled us to retain the net proceeds from the offering. The loan agreement also requires an additional annual prepayment contingently payable in April of each year based on excess cash flow (“ECF”) if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio has remained below the threshold and ECF payments have not been required in any year, and we do not anticipate one being required in 2013.

Interest on both the revolver and term loan are payable monthly and accrued at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.71% at December 31, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

Common Stock Offering

On December 11, 2012, we closed our public offering of 6,249,234 shares of our common stock, which consisted of 2,500,000 shares sold by us and 3,749,234 shares sold by certain selling shareholders, at a price to the public of $6.39 per share. The net proceeds to us from the public offering, after deducting underwriting discounts and commissions and offering expenses, were $14.7 million. We intend to use the net proceeds from the public offering for working capital and general corporate purposes, including potential acquisitions. We did not receive any proceeds from the sale of shares by the selling shareholders. In addition, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and we completed the sale of these additional shares on January 8, 2013. The net proceeds to us from the exercise of the overallotment option, after deducting underwriting discounts and commission and offering expenses, were $4.1 million.

Contractual Obligations and Other Commitments

As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2012 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations (1)	$6,000	$3,000	$3,000	$—	$—
Interest and commitment fee on Secured Credit Facility (2)	215	207	8	—	—

Operating lease obligations	18,539	8,127	8,965	1,447	—
Payments to Messrs. Cook and Toma (3)	927	60	126	133	608
Purchase price payments for business acquisitions (4)	6,697	4,218	2,479	—	—
Expected interest and compensation relating to business acquisition obligations (5)	955	856	99	—	—
Severance	971	971	—	—	—

Total	$34,304	$17,439	$14,677	$1,580	$608

(1)	Excludes variable rate interest (LIBOR plus 2.25% to 3.50% per annum) payable monthly. For an estimate of interest due on the loan see footnote (2).
(2)

Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2012 and assuming no borrowings on the revolver. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(3)	Represents estimated reimbursements payable for healthcare costs incurred by these former executives.
(4)

Represents the estimated present value of deferred payments relating to our acquisitions of FAP, Etesius, TJG and BSI – see “Business Acquisitions” above. These amounts generally represent the estimated present value of the variable consideration which may be due based on cash flows generated by the acquired business over the next few years. Certain of the obligations are denominated in British pounds sterling. The U.S. dollar amounts included above are based on December 31, 2012 foreign exchange rates.

(5)	Represents the estimated interest and compensation expense to be incurred to increase the present value amounts for business acquisition obligations listed above to the estimated payment amounts.

As of December 31, 2012, our liabilities for uncertain tax positions were $2.2 million, which are classified as current. We are unable to reasonably estimate the timing of future cash flows related to such amounts as the timing is dependent on examinations by taxing authorities.

2006 Management Incentive Plan

At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of our common stock under the 2006 Management Incentive Plan (“2006 MIP”). At Performance Unit settlement dates, participants are issued that number of shares of

Company common stock equal to 60% of the number of Performance Units being settled, and are paid in cash an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. Prior to 2012, Performance Units were only granted in 2006 and 2007, and the last of such units were settled in May 2011. No Performance Units were outstanding as of December 31, 2011.

On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the plan. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years.

All Performance Units must be settled before April 30, 2016. We recognized compensation expense of $0.2 million in 2012 and less than $0.1 million in both 2011 and 2010 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards will be forfeited.

Cash payments relating to these MIP awards were $0.1 million in 2011 and $0.6 million in 2010. There was no cash payment in 2012 for the MIP awards.

Off Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

In addition to estimates that meet the “critical” estimate criteria, we also make many other accounting estimates in preparing our consolidated financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, refund liabilities, accounts receivable allowance for doubtful accounts, goodwill and other intangible assets and income taxes. We base our estimates and judgments on historical experience, information available prior to the issuance of the consolidated financial statements and on various other factors that we believe to be reasonable under the circumstances. This information forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Materially different results can occur as circumstances change and additional information becomes known, including changes in those estimates not deemed “critical”.

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

•

Revenue Recognition. We generally recognize revenue on the accrual basis except with respect to an insignificant number of our international units where we recognize revenue on the cash basis. We generally recognize revenue for a contractually specified percentage of amounts recovered when we have determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors), and when we have met the following criteria: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured.

Additionally, for purposes of determining appropriate timing of recognition and for internal control purposes, we rely on customary business practices and processes for documenting that the criteria described in (a) through (d) above have been met. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but we do not recognize revenue, unless we can otherwise determine that criteria (a) through (d) above have been met, because our customary business practices and processes specific to that client have not been completed. The determination that we have met each of the aforementioned criteria, particularly the determination of the timing of economic benefit received by the client and the determination that collectability is reasonably assured, requires the application of significant judgment by management and a misapplication of this judgment could result in inappropriate recognition of revenue.

During the third quarter of 2011, we changed the point at which we recognize revenue for our Healthcare Claims Recovery Audit services within our New Services segment based on our gaining sufficient experience with auditing such claims. We now recognize revenue without formal client sign-off provided that we can objectively demonstrate that the acceptance criteria specified by the client are satisfied. This change resulted in a $1.4 million increase in revenue, a $0.4 million increase in net earnings and a $0.02 increase in basic and diluted earnings per common share in 2011.

•

Unbilled Receivables & Refund Liabilities. Unbilled receivables relate to claims for which our clients have received economic value but for which we contractually have agreed not to invoice the clients. These unbilled receivables arise when a portion of our fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after the original invoice, or a year after completion of the audit period), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge that we have earned this unbilled receivable at the time of the original invoice, but have agreed to defer billing the client for the related services. Unbilled receivables also arise in our Healthcare Claims Recovery Audit services as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors.

Refund liabilities result from reductions in the economic value previously received by our clients with respect to vendor claims identified by us and for which we previously have recognized revenue. We satisfy such refund liabilities either by offsets to amounts otherwise due from clients or by cash refunds to clients. We compute the estimate of our refund liabilities at any given time based on actual historical refund data.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

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

•

Goodwill and Other Intangible Assets. We assess the recoverability of our goodwill and other intangible assets during the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. For our goodwill impairment testing in the fourth quarter of 2011, we implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2011-08 and elected to assess qualitative factors prior to performing the two-step process utilized in this testing. Under the new guidance, we are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we considered a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. We also utilized this methodology in 2012. Based on these analyses, we determined that it was not necessary for us to perform the two-step process, and we did not record an impairment charge in 2011 or 2012. We last used independent business valuation professionals to calculate the fair value of our reporting units that hold goodwill in the fourth quarter of 2010, but have performed internal calculations in 2011 and 2012.

In 2012, we recorded a purchase price adjustment for our acquisition of BSI, which led to a reduction of goodwill of $0.2 million. In connection with the associate migrations we completed in 2012, we recorded additional goodwill of $0.7 million and additional intangible assets of $0.2 million consisting of non-compete agreements. In connection with the business acquisitions we completed in 2011, we recorded additional goodwill of $8.0 million and additional intangible assets of $4.1 million consisting primarily of customer relationships, non-compete agreements and trademarks. In connection with the business acquisitions we completed in 2010, we recorded additional goodwill of $0.6 million and additional intangible assets of $3.9 million consisting primarily of customer relationships, non-compete agreements and trade names. We determined these amounts based on estimates we made and on valuation reports we obtained from third parties. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

•

Income Taxes. Our effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in our Consolidated Financial Statements included in Item 8 of this Form 10-K is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our Consolidated Statements of Income. We establish valuation allowances to reduce net deferred tax assets to the amounts that we believe are more likely than not to be realized. We adjust these valuation allowances in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on our tax returns but has not yet been recognized as an expense in our consolidated financial statements.

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

As a result of our review of the deferred tax assets in 2011, we released a portion of our valuation allowance relating to a foreign subsidiary, and recorded $0.5 million of tax benefit in the fourth quarter of 2011. Also in the fourth quarter of 2011, management recorded the initial purchase accounting entries for the December 2011 acquisition of BSI. As a part of this process, we recorded a $1.7 million reduction in the deferred tax asset valuation allowance that resulted from the deferred tax liabilities that we recorded relating to the acquisition. This reduction was accounted for as an income tax benefit in the fourth quarter of 2011.

We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to U.S. generally accepted accounting principles (“GAAP”) for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording interest and penalties associated with tax positions is to record such items as a component of earnings before income taxes. As a part of an ongoing Canadian tax audit, we continue to defend our tax position related to the valuation of an intercompany transaction. We recognized $0.6 million of additional tax expense in the fourth quarter of 2011 to reflect our estimate of the potential tax due based on our continuing discussions with the Canadian tax authorities. In the fourth quarter of 2012, we reduced our tax expense by $0.4 million and our interest expense by $0.8 million to reflect adjustments to our estimates for uncertain tax positions. We adjusted our estimates for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our beginning the voluntary disclosure agreement process with one state.

•

Stock-Based Compensation. We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Income. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.

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

Stock-based compensation expense was $6.3 million in 2012, $5.1 million in 2011 and $4.0 million in 2010. We discuss stock-based compensation in more detail in Note 1(l) and Note 11 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

New Accounting Standards

No new accounting standards have been issued by the FASB and included in the ASC that PRGX has not yet adopted that we expect will have a significant impact on the Company’s financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates, or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2012, we recognized $11.6 million of operating income from operations located outside the U.S., virtually all of which we accounted for originally in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.2 million. We do not have any arrangements in place currently to hedge our foreign currency risk.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $6.0 million outstanding under a term loan and $8.1 million of calculated borrowing availability under our revolving credit facility as of December 31, 2012, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum and was 2.71% at December 31, 2012. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

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

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PRGX Global, Inc.

Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 13, 2013

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010

Revenue	$208,503	$203,117	$184,081
Operating expenses:
Cost of revenue	134,390	137,482	126,069
Selling, general and administrative expenses	52,527	49,102	40,735
Depreciation of property and equipment	7,084	5,401	4,903
Amortization of intangible assets	7,224	4,991	4,131

Total operating expenses	201,225	196,976	175,838

Operating income	7,278	6,141	8,243

Foreign currency transaction (gains) losses on short-term intercompany balances	(377)	417	422
Interest expense	(1,116)	(1,904)	(1,451)
Interest income	150	288	146
Loss on debt extinguishment (Note 5)	—	—	(1,381)

Earnings before income taxes	6,689	4,108	5,135

Income tax expense (Note 7)	1,297	1,292	1,882

Net earnings	$5,392	$2,816	$3,253

Basic earnings per common share (Note 3)	$0.21	$0.11	$0.14

Diluted earnings per common share (Note 3)	$0.21	$0.11	$0.13

Weighted-average common shares outstanding (Note 3):
Basic	25,566	24,634	23,906

Diluted	26,137	25,029	24,144

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Years Ended December 31,
	2012	2011	2010

Net earnings	$5,392	$2,816	$3,253
Foreign currency translation adjustments	363	(519)	380

Comprehensive income	$5,755	$2,297	$3,633

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$37,806	$20,337
Restricted cash	65	64
Receivables:
Contract receivables, less allowances of $1,693 in 2012 and $811 in 2011:
Billed	32,626	30,583
Unbilled	12,501	10,041

	45,127	40,624
Employee advances and miscellaneous receivables, less allowances of $538 in 2012 and $272 in 2011	1,352	1,591

Total receivables	46,479	42,215

Prepaid expenses and other current assets	3,801	5,571
Deferred income taxes (Note 7)	52	23

Total current assets	88,203	68,210

Property and equipment:
Computer and other equipment	25,320	24,993
Furniture and fixtures	3,022	2,980
Leasehold improvements	3,270	3,066
Software	25,312	19,753

	56,924	50,792
Less accumulated depreciation and amortization	(37,350)	(32,206)

Property and equipment, net	19,574	18,586

Goodwill (Note 4)	13,669	12,946
Intangible assets, less accumulated amortization of $27,720 in 2012 and $22,116 in 2011 (Note 4)	18,399	23,406
Unbilled receivables	1,391	1,672
Deferred loan costs, net of accumulated amortization (Note 5)	193	376
Deferred income taxes (Note 7)	1,552	831
Other assets	605	386

	$143,586	$126,413

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,136	$15,035
Accrued payroll and related expenses	20,874	21,920
Refund liabilities	6,979	6,746
Deferred revenue	1,551	1,688
Current portions of debt (Note 5)	3,000	3,000
Business acquisition obligations (Note 12)	4,218	3,502

Total current liabilities	50,758	51,891

Long-term debt (Note 5)	3,000	6,000
Noncurrent business acquisition obligations (Note 12)	2,479	5,604
Refund liabilities	1,159	1,000
Other long-term liabilities	1,538	2,828

Total liabilities	58,934	67,323

Commitments and contingencies (Notes 2, 5, 6, 9 and 10)

Shareholders’ equity (Notes 10 and 12):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 27,893,132 shares issued and outstanding in 2012 and 25,108,754 shares issued and outstanding in 2011	279	251
Additional paid-in capital	594,045	574,266
Accumulated deficit	(513,200)	(518,592)
Accumulated other comprehensive income	3,528	3,165

Total shareholders’ equity	84,652	59,090

	$143,586	$126,413

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance at December 31, 2009	23,272,892	$233	$562,563	$(524,661)	$3,304	$41,439
Net earnings	—	—	—	3,253	—	3,253
Foreign currency translation adjustments	—	—	—	—	380	380
Issuances of common stock:
Restricted share awards	560,460	6	(6)	—	—	—
Restricted shares remitted by employees for taxes	(28,547)	—	(214)	—	—	(214)
Stock option exercises	38,633	—	109	—	—	109
2006 MIP Performance Unit settlements	134,490	1	(1)	—	—	—
Forfeited restricted share awards	(45,154)	(1)	1	—	—	—
Stock-based compensation expense	—	—	3,876	—	—	3,876

Balance at December 31, 2010	23,932,774	239	566,328	(521,408)	3,684	48,843
Net earnings	—	—	—	2,816	—	2,816
Foreign currency translation adjustments	—	—	—	—	(519)	(519)
Issuances of common stock:
Restricted share awards	694,030	7	(7)	—	—	—
Shares issued for acquisition	640,614	6	3,716	—	—	3,722
Restricted shares remitted by employees for taxes	(132,974)	(1)	(1,062)	—	—	(1,063)
Stock option exercises	116,073	1	352	—	—	353
2006 MIP Performance Unit settlements	26,898	—	—	—	—	—
Forfeited restricted share awards	(168,661)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,938	—	—	4,938

Balance at December 31, 2011	25,108,754	251	574,266	(518,592)	3,165	59,090
Net earnings	—	—	—	5,392	—	5,392
Foreign currency translation adjustments	—	—	—	—	363	363
Issuances of common stock:
Restricted share awards	500,128	5	(5)	—	—	—
Shares issued for stock offering	2,500,000	25	14,657	—	—	14,682
Restricted shares remitted by employees for taxes	(161,514)	(2)	(1,603)	—	—	(1,605)
Stock option exercises	141,849	2	557	—	—	559
Forfeited restricted share awards	(196,085)	(2)	2	—	—	—
Stock-based compensation expense	—	—	6,171	—	—	6,171

Balance at December 31, 2012	27,893,132	$279	$594,045	$(513,200)	$3,528	$84,652

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings	$5,392	$2,816	$3,253
Adjustments to reconcile earnings from operations to net cash provided by operating activities:
Depreciation and amortization	14,308	10,392	9,034
Amortization of debt discount, premium and deferred loan costs	183	188	1,539
Stock-based compensation expense	6,321	5,093	3,980
Loss on disposals of property, plant and equipment, net	31	6	15
Foreign currency transaction (gains) losses on short-term intercompany balances	(377)	417	422
Deferred income taxes	(799)	(2,151)	(1,354)
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	(1)	—	193
Billed receivables	(1,598)	1,717	(1,757)
Unbilled receivables	(2,179)	(5,419)	(320)
Prepaid expenses and other current assets	693	(718)	(1,400)
Other assets	(179)	(455)	56
Accounts payable and accrued expenses	(1,125)	110	(2,529)
Accrued payroll and related expenses	(1,258)	8,289	(6,255)
Refund liabilities	392	(837)	(39)
Deferred revenue	(157)	(338)	(139)
Noncurrent compensation obligations	345	432	(707)
Other long-term liabilities	(1,149)	(249)	(523)

Net cash provided by operating activities	18,843	19,293	3,469

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,542)	(3,155)	(7,741)
Purchases of property and equipment, net of disposal proceeds	(7,931)	(8,287)	(6,934)

Net cash used in investing activities	(9,473)	(11,442)	(14,675)

Cash flows from financing activities:
Repayments of former credit facility (Note 5)	—	—	(14,070)
Repayments of long-term debt and capital lease obligations	(3,000)	(3,000)	(3,260)
Proceeds from term loan (Note 5)	—	—	15,000
Payments for deferred loan costs	—	(6)	(666)
Payments of deferred acquisition consideration	(2,837)	(1,694)	(409)
Net proceeds from issuance of common stock	14,682	—	—
Restricted stock remitted by employees for taxes	(1,605)	(1,063)	(214)
Proceeds from stock option exercises	559	353	109

Net cash provided by (used in) financing activities	7,799	(5,410)	(3,510)

Effect of exchange rates on cash and cash equivalents	300	(552)	138

Net change in cash and cash equivalents	17,469	1,889	(14,578)

Cash and cash equivalents at beginning of year	20,337	18,448	33,026

Cash and cash equivalents at end of year	$37,806	$20,337	$18,448

Supplemental cash flow statement information:
Cash paid during the year for interest	$340	$422	$570

Cash paid during the year for income taxes, net of refunds received	$2,730	$4,235	$2,743

Deferred and contingent business acquisition consideration (Note 12)	$189	$5,643	$1,638

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Description of Business and Basis of Presentation

Description of Business

The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit services to large businesses and government agencies having numerous payment transactions. PRGX Global, Inc. also provides Profit Optimization services, including analytics and advisory services, to a similar client base. These businesses include, but are not limited to:

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

Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. PRGX currently provides services to clients in approximately 40 countries.

Basis of Presentation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 2011 financial statements to conform to the presentations adopted in 2012.

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

(b) Revenue Recognition, Unbilled Receivables and Refund Liabilities

We base our revenue on specific contracts with our clients. These contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services we are to provide; (c) the client’s duties in assisting and cooperating with us; and (d) fees payable to us, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims either by taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client often is dictated by industry practice. In addition, many clients establish specific procedural guidelines that we must satisfy prior to submitting claims for client approval, and these guidelines are unique to each client. For some services we provide, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.

We generally recognize revenue on the accrual basis except with respect to an insignificant number of our international units where we recognize revenue on the cash basis. We generally recognize revenue for a contractually specified percentage of amounts recovered when we have determined that our clients have received economic value (generally through credits taken against existing accounts payable due to the involved vendors or refund checks received from those vendors) and when we have met the following criteria: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee billed to the client is fixed or determinable; and (d) collectability is reasonably assured. In certain limited circumstances, we will invoice a client prior to meeting all four of these criteria; in such cases, we defer the revenue until we meet all of the criteria. Additionally,

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for purposes of determining appropriate timing of recognition and for internal control purposes, we rely on customary business practices and processes for documenting that we have met the criteria described in (a) through (d) above. Such customary business practices and processes may vary significantly by client. On occasion, it is possible that a transaction has met all of the revenue recognition criteria described above but we do not recognize revenue, unless we can otherwise determine that criteria (a) through (d) above have been met, because our customary business practices and processes specific to that client have not been completed.

Historically, there has been a certain amount of revenue with respect to which, even though we had met the requirements of our revenue recognition policy, our clients’ vendors ultimately have rejected the claims underlying the revenue. In that case, our clients may request a refund or offset of such amount even though we may have collected fees. We record any such refunds as a reduction of revenue. We provide refund liabilities for these reductions in the economic value previously received by our clients with respect to vendor claims we identified and for which we previously have recognized revenue. We compute an estimate of our refund liabilities at any given time based on actual historical refund data.

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

During the third quarter of 2011, we changed the point at which we recognize revenue for our Healthcare Claims Recovery Audit services within our New Services segment based on our gaining sufficient experience with auditing such claims. We now recognize revenue without formal client sign-off provided that we can objectively demonstrate that the acceptance criteria specified by the client are satisfied. This change resulted in a $1.4 million increase in revenue, a $0.4 million increase in net earnings and a $0.02 increase in basic and diluted earnings per common share in 2011.

Unbilled receivables relate to claims for which clients have received economic value but for which we contractually have agreed not to submit an invoice to the clients at such time. Unbilled receivables arise when a portion of our fee is deferred at the time of the initial invoice. At a later date (which can be up to a year after original invoice, and at other times a year after completion of the audit period), we invoice the unbilled receivable amount. Notwithstanding the deferred due date, our clients acknowledge that we have earned this unbilled receivable at the time of the original invoice, but have agreed to defer billing the client for the related services. Unbilled receivables also arise in our Healthcare Claims Recovery Audit services as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors.

We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.

We derive a relatively small portion of revenue on a “fee-for-service” basis whereby billing is based upon a flat fee, a fee per hour, or a fee per other unit of service. We recognize revenue for these types of services as we provide and invoice for them, and when criteria (a) through (d) as set forth above are met.

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

Our cash and cash equivalents included short-term investments of approximately $25.1 million as of December 31, 2012 and $8.2 million as of December 31, 2011, of which approximately $1.6 million and $2.7 million, respectively, were held at banks outside of the United States, primarily in Brazil.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(d) Fair Value of Financial Instruments

We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

We recorded bank debt of $6.0 million as of December 31, 2012 and $9.0 million as of December 31, 2011 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. This debt is subject to variable rate terms, and we believe that its fair value is approximately equal to its carrying value. We consider the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).

We recorded business acquisition obligations of $6.7 million as of December 31, 2012 and $9.1 million as of December 31, 2011 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

(e) Property and Equipment

We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. During the second quarter of 2010, we revised our estimate of the useful lives of certain fixed assets used for the purpose of calculating depreciation expense based on a review of our planned fixed asset replacement cycle. Our revised useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We continue to amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. The impact of the change in estimate was a reduction in depreciation expense of approximately $0.6 million in 2010. Depreciation expense was $7.1 million in 2012, $5.4 million in 2011 and $4.9 million in 2010.

We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2012.

(f) Software Development Costs

We capitalize a portion of the costs we incur related to our internal development of software that we use in our operations and amortize these costs using the straight-line method over the expected useful lives of three to seven years.

We also capitalize a portion of the costs we incur related to our internal development of software that we intend to market to others. We amortize these costs over the products’ estimated economic lives, which typically are three years, beginning when the underlying products are available for general release to clients. We review the carrying value of capitalized software development costs for impairment whenever events and circumstances indicate that the carrying value of the asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2012. We consider these software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $4.0 million in 2012, $3.4 million in 2011 and $3.2 million in 2010.

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

We implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2011-08 in 2011 and elected to assess qualitative factors in both 2011 and 2012 prior to performing the two-step process described above. Under the new guidance, we are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we considered a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary in the three years ended December 31, 2012.

(h) Direct Expenses and Deferred Costs

We typically expense direct expenses that we incur during the course of recovery audit and delivery of Profit Optimization services as incurred. For certain implementation and set-up costs associated with our “fee for service” revenue that we earn over an extended period of time, we defer the related direct and incremental costs and recognize them as expenses over the life of the underlying contract.

In addition, we incur significant personnel and other costs when performing recovery audit services to certain healthcare organizations. The process of documenting that we have met our revenue recognition criteria as described in (b) Revenue Recognition, Unbilled Receivables and Refund Liabilities above is extensive and generally is completed from three months to a year after we substantially have completed our services. We defer these costs and recognize them as expenses when we record the related revenue. We had deferred $0.9 million of these costs as of December 31, 2012 and $1.1 million as of December 31, 2011 and reflected them as “Prepaid expenses and other current assets” in our Consolidated Balance Sheets.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(j) Foreign Currency

We use the local currency as the functional currency in the majority of the countries in which we conduct business outside of the United States. We translate the assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange at the balance sheet date. We include the translation gains and losses as a separate component of shareholders’ equity and in the determination of comprehensive income. We translate revenue and expenses in foreign currencies at the weighted average exchange rates for the period. We separately state the foreign currency transaction gains and losses on short-term intercompany balances in the Consolidated Statements of Income. We include all other realized and unrealized foreign currency transaction gains (losses) in “Selling, general and administrative expenses.”

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

(l) Stock-Based Compensation

We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Income. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our Consolidated Statements of Income using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2012	2011	2010
Risk-free interest rates	0.33% – 0.83%	0.86% – 2.30%	0.80% – 2.65%
Dividend yields	—	—	—
Volatility factor of expected market price	.530 – .710	.732 – .797	.795 – 1.036
Weighted-average expected term of option	3.8 – 5 years	3.7 – 5 years	3.9 – 4.9 years
Forfeiture rate	—	—	—

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

(m) Comprehensive Income

Consolidated comprehensive income consists of consolidated net earnings and foreign currency translation adjustments. We present the calculation of consolidated comprehensive income in the accompanying Consolidated Statements of Comprehensive Income.

(n) Segment Reporting

We report our operating segment information in three segments: Recovery Audit Services – Americas; Recovery Audit Services – Europe / Asia Pacific; and New Services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to our three segments in Corporate Support. Our business segments reflect the internal reporting that our Chief Executive Officer, who is our chief operating decision maker, uses for the purpose of making decisions about allocating resources and assessing performance. Our management, including our Chief Executive Officer, uses what we internally refer to as “Adjusted EBITDA” as the primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.

EBITDA and Adjusted EBITDA are not financial measures determined in accordance with GAAP. Such non-GAAP financial measures do not measure the profit or loss of the reportable segments in accordance with GAAP. Given that we use Adjusted EBITDA as our primary measure of segment performance, GAAP rules on segment reporting require that we include this non-GAAP measure in our discussion of our operating segments. We also must reconcile Adjusted EBITDA to our operating results presented on a GAAP basis. We provide this reconciliation in Note 2 to these consolidated financial statements along with other information about our reportable segments. We do not intend the reconciling items to be, nor should they be, interpreted as non-recurring or extraordinary, or in any manner be deemed as adjustments made in accordance with GAAP. Because Adjusted EBITDA is not a financial measure determined in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(o) New Accounting Standards

No new accounting standards have been issued by the FASB and included in the ASC that PRGX has not yet adopted that we expect will have a significant impact on the Company’s financial statements.

(2) OPERATING SEGMENTS AND RELATED INFORMATION

We conduct our operations through three reportable segments:

Recovery Audit Services – Americas represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in the U.S., Canada and Latin America.

Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in Europe, Asia and the Pacific region.

New Services includes Profit Optimization services (formerly referred to as analytics and advisory services) and Healthcare Claims Recovery Audit services.

We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.

We evaluate the performance of our operating segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, certain litigation costs and litigation settlements, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue. Segment information for the years ended December 31, 2012, 2011 and 2010 and segment asset information as of December 31, 2012 and 2011 (in thousands) is as follows:

2012	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Revenue	$121,638	$53,783	$33,082	$—	$208,503

Net earnings					$5,392
Income tax expense					1,297
Interest expense, net					966

EBIT	$28,589	$5,035	$(3,803)	$(22,166)	7,655
Depreciation of property and equipment	4,651	322	2,111	—	7,084
Amortization of intangible assets	4,355	2,062	807	—	7,224

EBITDA	37,595	7,419	(885)	(22,166)	21,963
Foreign currency transaction gains on short-term intercompany balances	(44)	(331)	—	(2)	(377)
Acquisition obligations classified as compensation	—	—	382	—	382
Transformation severance and related expenses	493	1,156	394	64	2,107
Wage claim costs	577	—	407	—	984
Stock-based compensation	—	—	—	6,321	6,321

Adjusted EBITDA	$38,621	$8,244	$298	$(15,783)	$31,380

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2012	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Capital expenditures	$5,699	$846	$1,386	$—	$7,931

Allocated assets	$57,722	$17,893	$25,126	$—	$100,741

Unallocated assets:
Cash and cash equivalents	—	—	—	37,806	37,806
Restricted cash	—	—	—	65	65
Deferred loan costs	—	—	—	193	193
Deferred income taxes	—	—	—	1,604	1,604
Prepaid expenses and other assets	—	—	—	3,177	3,177

Total assets	$57,722	$17,893	$25,126	$42,845	$143,586

2011	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Revenue	$115,807	$61,570	$25,740	$—	$203,117

Net earnings					$2,816
Income tax expense					1,292
Interest expense, net					1,616

EBIT	$26,280	$7,484	$(6,951)	$(21,089)	5,724
Depreciation of property and equipment	3,491	417	1,493	—	5,401
Amortization of intangible assets	2,467	1,665	859	—	4,991

EBITDA	32,238	9,566	(4,599)	(21,089)	16,116
Foreign currency transaction losses on short-term intercompany balances	144	272	1	—	417
Acquisition transaction costs and acquisition obligations classified as compensation	—	—	440	360	800
Transformation severance and related expenses	1,465	566	—	—	2,031
Stock-based compensation	—	—	—	5,093	5,093

Adjusted EBITDA	$33,847	$10,404	$(4,158)	$(15,636)	$24,457

Capital expenditures	$5,459	$1,041	$1,787	$—	$8,287

Allocated assets	$62,702	$20,308	$17,316	$—	$100,326

Unallocated assets:
Cash and cash equivalents	—	—	—	20,337	20,337
Restricted cash	—	—	—	64	64
Deferred loan costs	—	—	—	376	376
Deferred income taxes	—	—	—	854	854
Prepaid expenses and other assets	—	—	—	4,456	4,456

Total assets	$62,702	$20,308	$17,316	$26,087	$126,413

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2010	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Revenue	$115,156	$57,590	$11,335	$—	$184,081

Net earnings					$3,253
Income tax expense					1,882
Interest expense, net					1,305
Loss on debt extinguishment					1,381

EBIT	$25,062	$6,478	$(6,804)	$(16,915)	7,821
Depreciation of property and equipment	3,442	354	1,107	—	4,903
Amortization of intangible assets	2,427	1,403	301	—	4,131

EBITDA	30,931	8,235	(5,396)	(16,915)	16,855
Foreign currency transaction (gains) losses on short-term intercompany balances	33	391	(2)	—	422
Acquisition transaction costs and acquisition obligations classified as compensation	—	—	371	—	371
Stock-based compensation	—	—	—	3,980	3,980

Adjusted EBITDA	$30,964	$8,626	$(5,027)	$(12,935)	$21,628

Capital expenditures	$5,674	$329	$931	$—	$6,934

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$124,302	$107,072	$92,574
United Kingdom	30,437	36,123	31,422
Canada	17,007	20,200	22,141
France	11,330	13,425	12,231
Brazil	5,919	5,718	5,128
Mexico	4,877	4,836	3,950
Australia	2,467	1,299	1,690
Sweden	1,753	2,145	1,460
Spain	1,252	1,901	2,065
Czech Republic	1,110	706	654
New Zealand	984	1,111	738
Ireland	954	776	1,024
Other	6,111	7,805	9,004

	$208,503	$203,117	$184,081

The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2012	2011
United States	$42,629	$46,083
United Kingdom	8,328	8,792
All Other	1,483	1,073

	$52,440	$55,948

Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 10.2% of total revenue in 2011 and 12.1% in 2010. We recorded this revenue primarily in the Recovery Audit Services – Americas Segment. No client accounted for 10% or more of total revenue in 2012.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) EARNINGS PER COMMON SHARE

The following tables set forth the computations of basic and diluted earnings per common share (in thousands, except per share data).

	Years Ended December 31,
	2012	2011	2010
Basic earnings per common share:
Numerator:
Net earnings	$5,392	$2,816	$3,253

Denominator:
Weighted-average common shares outstanding	$25,566	$24,634	$23,906

Basic earnings per common share	$0.21	$0.11	$0.14

Diluted earnings per common share:
Numerator:
Net earnings	$5,392	$2,816	$3,253

Denominator:
Weighted-average common shares outstanding	$25,566	$24,634	$23,906
Incremental shares from stock-based compensation plans	571	395	238

Denominator for diluted earnings per common share	$26,137	$25,029	$24,144

Diluted earnings per common share	$0.21	$0.11	$0.13

Weighted average shares outstanding excludes anti-dilutive shares underlying options that totaled 1.6 million shares in 2012, 1.5 million shares in 2011 and 1.7 million shares in 2010. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 0.9 million in 2012, 1.2 million in 2011 and 1.2 million in 2010, and nonvested restricted share units that we consider to be participating securities of 0.2 million in 2012, 0.2 million in 2011 and 0.3 million in 2010.

On December 11, 2012, we closed a public offering of 6,249,234 shares of our common stock, which consisted of 2,500,000 shares sold by us and 3,749,234 shares sold by certain selling shareholders, at a price to the public of $6.39 per share. The net proceeds to us from the public offering, after deducting underwriting discounts and commissions and offering expenses, were $14.7 million. We intend to use the net proceeds from the public offering for working capital and general corporate purposes, including potential acquisitions. We did not receive any proceeds from the sale of shares by the selling shareholders. In addition, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and completed the additional sale on January 8, 2013. The net proceeds to us from the overallotment, after deducting underwriting discounts and commission and offering expenses were $4.1 million.

(4) GOODWILL AND INTANGIBLE ASSETS

(a) Goodwill

We evaluate the recoverability of goodwill in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. These analyses did not result in an impairment charge during the periods presented.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill by reportable segments was as follows (in thousands):

	December 31,
	2012	2011
Recovery Audit Services – Americas	$12,177	$12,177
Recovery Audit Services – Europe/Asia-Pacific	896	173
New Services	596	596

Total	$13,669	$12,946

We initially recorded goodwill of $7.8 million in our Recovery Audit Services – Americas segment in conjunction with our December 2011 acquisition of Business Strategy, Inc. (“BSI”) (see Note 12 – Business Acquisitions below). We recorded purchase price adjustments in 2012 of $0.2 million that reduced the BSI goodwill to $7.6 million and recorded this change retroactively to 2011. We also recorded additions to goodwill of $0.7 million and $0.2 million in our Recovery Audit Services – Europe Asia/Pacific segment in 2012 and 2011, respectively, relating to our acquisitions in 2012 of two third-party audit firms to which we had subcontracted a portion of our audit services (“associate migrations”) and our completion of one associate migration in 2011. There were no changes in goodwill in our New Services segment during 2012 and 2011.

(b) Intangible Assets

Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Changes in intangible assets in 2012 related primarily to the completion of two associate migrations, CRC Management Consultants LLP (“CRC”) and QFS Ltd (“QFS”). Changes in intangible assets in 2011 related primarily to our December 2011 BSI acquisition and an associate migration. Note 12 – Business Acquisitions below includes a more detailed description of the acquisitions in both 2012 and 2011. Intangible assets associated with CRC, QFS and the 2011 associate migration are denominated in British pounds sterling and are subject to movements in foreign currency rates (“FX adjustments”). We present the amounts below in United States dollars utilizing foreign currency exchange rates as of December 31, 2012.

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

Amortization expense relating to intangible assets was $5.4 million in 2012, $4.6 million in 2011 and $4.0 million in 2010. As of December 31, 2012 and based on our current amortization methods, we project amortization expense relating to intangible assets for the next five years will be $4.9 million in 2013, $3.6 million in 2014, $2.7 million in 2015, $1.7 million in 2016 and $1.4 million in 2017. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in noncurrent intangible assets during 2012 and 2011 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2011	$36,505	$505	$1,553	$2,865	$41,428
Associate migration	—	—	98	—	98
Acquisition of BSI	2,836	555	650	—	4,041
FX adjustments and other	(35)	(2)	(8)	—	(45)

Balance, December 31, 2011	39,306	1,058	2,293	2,865	45,522
Acquisition of CRC	—	—	128	—	128
Acquisition of QFS	—	—	43	—	43
FX adjustments and other	359	23	44	—	426

Balance, December 31, 2012	$39,665	$1,081	$2,508	$2,865	$46,119

Accumulated amortization:
Balance, January 1, 2011	$(16,609)	$(123)	$(274)	$(567)	$(17,573)
Amortization expense	(3,236)	(104)	(519)	(747)	(4,606)
FX adjustments and other	52	3	8	—	63

Balance, December 31, 2011	(19,793)	(224)	(785)	(1,314)	(22,116)
Amortization expense	(3,692)	(238)	(751)	(713)	(5,394)
FX adjustments and other	(170)	(11)	(29)	—	(210)

Balance, December 31, 2012	$(23,655)	$(473)	$(1,565)	$(2,027)	$(27,720)

Net carrying amount:
Balance, December 31, 2011	$19,513	$834	$1,508	$1,551	$23,406

Balance, December 31, 2012	$16,010	$608	$943	$838	$18,399

Estimated useful life (years)	6–20 years	6 years	1–5 years	4–5 years

(5) DEBT

Long-term debt consisted of the following (in thousands):

	December 31,
	2012	2011

SunTrust term loan due quarterly through January 2014	$6,000	$9,000
Less current portion	3,000	3,000

Noncurrent portion	$3,000	$6,000

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of December 31, 2012, availability under the SunTrust revolver was $8.1 million and we had no outstanding borrowings.

The SunTrust term loan requires quarterly principal payments of $0.8 million beginning in March 2010, and a final principal payment of $3.0 million due in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. In connection with the equity offering (see Note 3, Earnings Per Common Share), we obtained a waiver of the requirement to prepay the loan from SunTrust that enabled us to retain the net proceeds from the offering. The loan agreement also requires an annual additional prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio has remained below the threshold and ECF payments have not been required in any year, and we do not anticipate one being required in 2013.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.71% at December 31, 2012. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The weighted-average interest rate on term loan balances outstanding under the SunTrust credit facility during 2012, including fees, was 3.8%.

The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets, repurchase shares of its capital stock or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2012.

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

Future Minimum Payments

Future minimum principal payments of long-term debt as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,

2013	$3,000
2014	3,000
2015	—
2016	—
2017	—
Thereafter	—

$6,000

(6) LEASE COMMITMENTS

PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $6.2 million in 2012, $6.7 million in 2011 and $6.2 million in 2010.

We have subleased approximately 58,000 square feet of our principal executive office space to independent third parties. The sublease rental income we earn is less than the lease payments we make. We also accrue future rental obligations relating to leases for which we no longer are utilizing the office space. At December 31, 2012, our liabilities relating to these lease obligations were $2.0 million, of which we have included $1.1 million in

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

“Accounts payable and accrued expenses” and $0.9 million in “Other long-term liabilities” in our Consolidated Balance Sheet. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive. We include accretion of this liability related to discounting in rent expense.

We have entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). We charge the total amount of rental payments due over the lease term to rent expense on the straight-line, undiscounted method over the lease terms.

Future minimum lease payments under noncancelable operating leases (both gross and net of any sublease income) are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Net

2013	$8,127	$(847)	$7,280
2014	7,375	(863)	6,512
2015	1,590	—	1,590
2016	971	—	971
2017	476	—	476
Thereafter	—	—	—

Total payments	$18,539	$(1,710)	$16,829

(7) INCOME TAXES

Earnings (loss) before income taxes relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$3,158	$(3,182)	$(3,189)
Foreign	3,531	7,290	8,324

	$6,689	$4,108	$5,135

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2012	2011	2010

Current:
Federal	$78	$—	$—
State	(30)	79	30
Foreign	2,048	3,364	3,206

	2,096	3,443	3,236

Deferred:
Federal	—	(1,603)	(514)
State	—	(133)	—
Foreign	(799)	(415)	(840)

	(799)	(2,151)	(1,354)

Total	$1,297	$1,292	$1,882

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant differences between the U.S. federal statutory tax rate of 34% and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	$2,274	$1,397	$1,746
State income taxes, net of federal effect	24	(130)	577
Change in deferred tax asset valuation allowance	(1,883)	(1,910)	(3,254)
Foreign taxes in excess of U.S. statutory rate	486	1,481	2,407
Compensation deduction limitation	265	360	448
Other, net	131	94	(42)

	$1,297	$1,292	$1,882

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred income tax assets:
Accounts payable and accrued expenses	$2,088	$1,770
Accrued payroll and related expenses	3,902	2,998
Stock-based compensation expense	9,221	8,700
Depreciation of property and equipment	3,746	3,861
Non-compete agreements	27	50
Operating loss carry-forwards of foreign subsidiary	1,501	1,422
Federal operating loss carry-forwards	27,494	26,332
Intangible assets	6,195	11,935
State operating loss carry-forwards	2,648	2,625
Other	3,243	3,630

Gross deferred tax assets	60,065	63,323
Less valuation allowance	48,489	51,630

Gross deferred tax assets net of valuation allowance	11,576	11,693

Deferred income tax liabilities:
Intangible assets	5,790	7,405
Unbilled receivables and refund liabilities	2,538	1,781
Capitalized software	969	974
Other	675	679

Gross deferred tax liabilities	9,972	10,839

Net deferred tax assets	$1,604	$854

Our reported effective tax rates on earnings approximated 19.4% in 2012, 31.5% in 2011 and 36.7% in 2010. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally are less than the expected tax rate primarily due to reductions of the Company’s deferred tax asset valuation allowance.

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

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, management determined that based on all available evidence, a valuation allowance of $48.5 million is appropriate, representing a decrease of $3.1 million from the valuation allowance of $51.6 million recorded as of December 31, 2011.

As of December 31, 2012, we had approximately $78.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2032. As of December 31, 2012, we had approximately $91.3 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2017 and 2032 and are subject to certain limitations.

Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, in 2011, we determined that the earnings of our Canadian subsidiary should no longer be considered to be permanently reinvested. This change resulted in earnings of $4.8 million that we anticipated we would repatriate, and we provided additional deferred taxes of $0.2 million in 2011 relating to this potential repatriation, representing the estimated withholding tax liability to be due when such amounts are repatriated. In 2012, our Canadian subsidiary generated $4.3 million of earnings that we anticipated would be repatriated at some future date, and we provided additional deferred taxes of $0.2 million in 2012 relating to this potential repatriation, which represents the estimated withholding tax liability due if such amounts are repatriated. We did not provide additional incremental U.S. income tax expense on these amounts as the Canadian subsidiary is classified as a branch for U.S. income tax purposes.

On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $78.6 million of U.S. federal loss carry-forwards available to the Company, $17.8 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million.

We currently are in the process of determining if we experienced an ownership change subsequent to March 17, 2006, but have not yet completed this analysis. Based on preliminary calculations we have made with the assistance of external advisors, we believe that any additional limitations on the usage of our loss carry-forwards that would be imposed if an additional ownership change has occurred would be minimal. We do not believe that an additional ownership change would have a material adverse impact on our financial position, results of operations or cash flows.

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

We recorded unrecognized tax benefits of $2.2 million as of December 31, 2012, a decrease of $0.4 million over the $2.6 million recorded at December 31, 2011. We recorded accrued interest and penalties of $1.4 million as of December 31, 2012, a decrease of $0.8 million over the $2.2 million recorded at December 31, 2011. We recognized a reduction of interest expense of $0.8 million in 2012 and additions to interest expense of $0.4 million in 2011 related to the liability for unrecognized tax benefits. The decreases in the unrecognized tax benefits and the related accrued interest and penalties in 2012 occurred for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our beginning the voluntary disclosure agreement process with one state. Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.

We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2012, the 2009 through 2011 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2009 may also subject returns for those years to examination.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) EMPLOYEE BENEFIT PLANS

We maintain a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management and approved by the Board of Directors each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management and approved by the Board of Directors each plan year. Company matching funds and discretionary contributions vest 100% after three years of service for participants who either had attained three or more years of service or were hired on or after January 1, 2012. For all other participants, company matching funds and discretionary contributions vest at the rate of 20% after two years of service and 100% after three years of service. We contributed approximately $1.1 million in 2012 and $1.0 million in 2010 to the Plan. We did not make a contribution in 2011 to the Plan.

(9) SHAREHOLDER RIGHTS PLAN AND PARTICIPATING PREFERRED STOCK

On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The terms of the Rights Plan, as amended, provide for a dividend of one right (collectively, the “Rights”) to purchase a fraction of a share of participating preferred stock for each share owned. This dividend was declared for each share of common stock outstanding at the close of business on August 14, 2000. The Rights, which expire on August 9, 2013, may be exercised only if certain conditions are met, such as the acquisition (or the announcement of a tender offer, the consummation of which would result in the acquisition) of 15% or more of our common stock by a person or affiliated group in a transaction that is not approved by the Board. Issuance of the Rights does not affect our finances, interfere with our operations or business plans, or affect our earnings per share. The dividend was not taxable to the Company or its shareholders and did not change the way in which the Company’s shares may be traded.

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

(10) COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On December 16, 2011, an employee of our wholly owned subsidiary PRGX USA, Inc., filed a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 0:11-CV-03631-PJS-FLN) alleging that PRGX USA, Inc. failed to pay overtime wages to the Plaintiff and other similarly situated individuals as required by the Fair Labor Standards Act (FLSA). In this collective action, the Plaintiff sought an unspecified amount of monetary damages and costs, including attorneys’ fees. We filed an Answer denying all of the asserted claims on January 31, 2012, and the parties then conducted limited discovery. In August 2012, the parties reached an agreement to settle the case for $135,000, which includes the plaintiffs’ attorney fees, and all of the plaintiffs have approved the settlement. The settlement received court approval on November 19, 2012 and the case has been dismissed.

We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) STOCK-BASED COMPENSATION

The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan (“SIP”), (2) the 2006 Management Incentive Plan (“2006 MIP”), and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Company generally issues authorized but previously unissued shares to satisfy stock option exercises, grants of restricted stock awards and vesting of restricted stock units and settlements of 2006 MIP Performance Units.

SIP Awards

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

2008 EIP Awards

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

An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2010 and approved at the Company’s annual meeting of shareholders held on June 15, 2010. This amendment, among other things, increased the number of shares reserved for issuance under the 2008 EIP by 3,400,000 shares to a total of 5,400,000 shares and provides that restricted stock awards and other full value awards will count as 1.41 shares against the available pool of shares under the plan. Another amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2012 and approved at the Company’s annual meeting of shareholders held on June 19, 2012. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 2,200,000 shares to a total of 7,600,000 shares. As of December 31, 2012, there were 2,125,164 shares available for future grants under the 2008 EIP.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the years ended December 31, 2012, 2011 and 2010:

	Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value

2012
	Director group	56,261	1 year or less	$7.55	$3.89
	Director	8,546	3 years	7.72	4.25
	Employee group	597,250	3 years	7.54	4.12
	Employee inducement	45,000	3 years (1)	8.54	4.58

2011
	Director group	65,801	1 year or less	$7.23	$4.06
	Director group	16,237	3 years	6.32	3.98
	Employee group	140,000	2 years	6.09	3.72
	Employee group	475,064	3 years	7.38	4.33
	Employee inducement	200,000	3-4 years (2)	5.37	3.13

2010
	Director group	51,276	1 year or less	$4.20	$2.53
	Director	8,546	3 years	5.39	4.00
	Employee group	649,010	3 years	4.14	2.68

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in the third quarter of 2012 to one employee in connection with the employee joining the company.
(2)

The Company granted non-qualified stock options outside its existing stock-based compensation plans in the fourth quarter of 2011 to three employees in connection with their joining the company, which included 100,000 performance-based options. These options were forfeited in 2012.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards (restricted stock and restricted stock units) grants during the years ended December 31, 2012, 2011 and 2010:

	Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value

2012
	Director group	56,261	1 year or less	$7.55
	Director	8,546	3 years	7.72
	Employee group	426,286	3 years	7.55
	Employee inducement	45,000	3 years (1)	8.54

2011
	Director group	65,801	1 year or less	$7.23
	Director group	17,237	3 years	6.34
	Employee group	60,000	2 years	6.09
	Employee group	455,064	3 years	7.41
	Employee inducement	120,000	3-4 years (2)	5.66

2010
	Director group	51,276	1 year or less	$4.20
	Director	8,546	3 years	5.39
	Employee group	600,010	3 years	4.02

(1)

The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the third quarter of 2012 to one employee in connection with the employee joining the company.

The Company granted performance-based nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the fourth quarter of 2011 to two employees in connection with their joining the company. These restricted stock awards were forfeited in 2012.

A summary of option activity as of December 31, 2012, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2012	2,860,890	$6.61
Granted	707,057	7.60
Exercised	(141,849)	3.93		$467
Forfeited	(411,938)	6.66
Expired	(30,000)	31.60

Outstanding at December 31, 2012	2,984,160	$6.70	3.33 years	$3,147

Exercisable at December 31, 2012	1,691,200	$6.78	1.53 years	$2,347

The weighted-average grant date fair value of options granted was $4.13 per share in 2012, $3.94 per share in 2011 and $2.69 per share in 2010. The total intrinsic value of options exercised was $0.5 million in 2012, $0.4 million in 2011 and less than $0.1 million in 2010.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2012, and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2012	1,418,494	$5.37
Granted	536,093	7.64
Vested	(685,740)	5.16
Forfeited	(200,839)	5.93

Nonvested at December 31, 2012	1,068,008	$6.54

The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $7.64 per share in 2012, $6.96 per share in 2011 and $4.05 per share in 2010. The total vest date fair value of stock awards vested during the year was $4.9 million in 2012, $3.6 million in 2011, and $1.5 million in 2010.

2006 MIP Performance Units

At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. At Performance Unit settlement dates, participants were issued that number of shares of Company common stock equal to 60% of the number of Performance Units being settled, and were paid in cash an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. Prior to 2012, Performance Units were only granted in 2006 and 2007, and the last of such units were settled in May 2011. No Performance Units were outstanding as of December 31, 2011.

On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the plan. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. On vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled.

All Performance Units must be settled before April 30, 2016. We recognized compensation expense of $0.2 million in 2012 and less than $0.1 million in both 2011 and 2010 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited.

There was no settlement of Performance Units during 2012. During 2011, one current executive officer settled 44,831 Performance Units, resulting in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million. During 2010, three current and former executive officers settled an aggregate of 224,158 Performance Units resulting in the issuance of 134,490 shares of common stock and cash payments totaling $0.6 million.

Stock-based compensation charges aggregated $6.3 million in 2012, $5.1 million in 2011 and $4.0 million in 2010. We include these charges in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Income. As of December 31, 2012, there was $8.7 million of unrecognized stock-based compensation expense related to stock options and nonvested stock which we expect to be recognized over a weighted average period of 1.60 years.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) BUSINESS ACQUISITIONS

We completed several acquisitions since 2010 that we describe below. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities in our New Services segment.

We allocate the total purchase price in a business acquisition to the fair value of identified assets acquired and liabilities assumed based on the fair values at the acquisition date, and record amounts exceeding the fair values as goodwill. If the fair value of the assets acquired exceeds the purchase price, we record this excess as a gain on bargain purchase. We determine the estimated fair values of intangible assets acquired using our estimates of future discounted cash flows to be generated by the acquired business over the estimated duration of those cash flows. We base the estimated cash flows on our projections of future revenue, cost of revenue, capital expenditures, working capital needs and tax rates. We estimate the duration of the cash flows based on the projected useful life of the assets and business acquired. We determine the discount rate based on specific business risk, cost of capital and other factors.

Etesius Limited

In February 2010, the Company’s UK subsidiary acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. We have included the results of operations of Etesius in our New Services segment results of operations since the acquisition date. We intend for Etesius to expand our capabilities in our Profit Optimization services business.

The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.

The SPA requires deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provides for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we will not be obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we have recognized these payments as compensation expense as earned. From the acquisition date to December 31, 2012, we paid $0.2 million of the deferred payments. An additional $1.0 million will be due through February 2014 unless there is a termination of employment of these employees under certain circumstances. We currently estimate that we will not pay any variable consideration relating to these provisions.

TJG Holdings LLC

In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois. We have included the results of operations of TJG in our New Services segment results of operations since the acquisition date. We intend for the TJG acquisition to allow us to expand our Profit Optimization services business. We recorded goodwill in connection with this acquisition, representing the value of the assembled workforce, including a management team with deep industry knowledge. This goodwill is deductible for tax purposes.

The financial terms of the TJG Asset Purchase Agreement required an initial payment to the TJG owners of $2.3 million. Additional variable consideration (“earn-out”) may also be due based on the operating results generated by the acquired business over the next two years subject to a maximum of $1.9 million. We recorded an additional $1.4 million payable based on management’s estimate of the fair value of the earn-out liability. We calculated the earn-out liability based on estimated future discounted cash flows to be generated by the acquired business over a two year period. We determined the discount rate based on specific business risk, cost of capital and other factors. The total estimated purchase price was valued at approximately $3.7 million. From the acquisition date to December 31, 2012, we paid $1.8 million of the earn-out and recorded accretion and other adjustments of the liability of $0.5 million, resulting in an earn-out payable of less than $0.1 million as of December 31, 2012.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Associate Migrations

During 2012, we acquired the assets of several third-party audit firms to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. We refer to the subcontractors as associates, and to the acquisitions as associate migrations. We generally transfer all of the employees of the associate entity to PRGX, and continue to service the related clients with the same personnel after the associate migration as were providing services prior to the associate migration. We intend for the associate migrations to provide more standardization and centralization of our audit procedures, thereby increasing client service while also decreasing costs. Generally, revenue remains unchanged as a result of an associate migration, and expenses change from a fixed percentage of revenue to a variable amount based on employee and related costs. These associate migrations included CRC Management Consultants LLP (“CRC”) in January 2012 for a purchase price valued at $1.0 million; QFS Ltd (“QFS”) in June 2012 for a purchase price valued at $0.4 million; and Nordic Profit Provider AB (“NPP”) in November 2012 for a purchase price valued at $0.1 million. The allocation of the aggregate fair values of the assets acquired and purchase price for these associate migrations is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$10
Intangible assets, primarily non-compete agreements	171
Working capital, including work in progress	666
Goodwill	695

Fair value of net assets acquired	$1,542

Fair value of purchase price	$1,542

Business Strategy, Inc.

In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of Business Strategy, Inc. in our Recovery Audit Services – Americas segment and the results of operations of the affiliated company in our New Services segment results of operations since the acquisition date. These amounts aggregated $0.8 million of revenue and $0.1 million of net earnings in 2011 and $10.9 million of revenue and $1.5 million of net earnings in 2012. We intend for the BSI acquisition to allow us to expand our commercial recovery audit capabilities and to expand the services we offer to our clients.

The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.8 million was due and paid in the first half of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, may be due based on the performance of the acquired businesses over a two-year period from the date of acquisition. We may also be required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable based on management’s estimate of the fair value of the variable consideration payable. We adjusted the $12.2 million initial estimates of the fair value of the assets and liabilities in 2012, resulting in reductions to goodwill of $0.2 million, and the fair value of the purchase price of $0.2 million, and recorded this change retroactively to 2011.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The final allocation of the fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Final Allocation
Fair values of net assets acquired:
Equipment	$70
Intangible assets, primarily customer relationships	4,041
Working capital, including work in progress	1,967
Deferred tax liabilities	(1,736)
Goodwill	7,577

Fair value of net assets acquired	$11,919

Fair value of purchase price	$11,919

From the acquisition date to December 31, 2012, we paid $0.7 million of deferred consideration, $0.4 million of the earn-out liability and recorded accretion and other adjustments of the earn-out liability of $0.8 million, resulting in an earn-out payable of $4.9 million as of December 31, 2012.

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company, BSI, CRC, QFS, and NPP as if the acquisitions had occurred as of January 1, 2011. The unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. Pro forma adjustments included in these amounts consist primarily of amortization expense associated with the intangible assets recorded in the allocation of the purchase price. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition.

	Year Ended December 31,
	2012	2011
Revenue	$208,503	$210,073
Net earnings	$5,913	$4,341

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) QUARTERLY RESULTS (UNAUDITED)

The following tables set forth certain unaudited condensed quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2012 and 2011. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2012 Quarter Ended				2011 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)

Revenue	$51,649	$51,658	$52,087	$53,109	$50,718	$50,704	$51,751	$49,944
Operating expenses:
Cost of revenue	34,218	33,312	32,461	34,399	34,594	34,523	34,125	34,240
Selling, general and administrative expenses	12,637	12,696	13,242	13,952	12,430	12,297	12,417	11,958
Depreciation of property and equipment	1,513	1,579	1,716	2,276	1,181	1,214	1,464	1,542
Amortization of intangible assets	2,327	1,459	1,431	2,007	1,121	1,129	1,277	1,464

Total operating expenses	50,695	49,046	48,850	52,634	49,326	49,163	49,283	49,204

Operating income	954	2,612	3,237	475	1,392	1,541	2,468	740

Foreign currency transaction (gains) losses on short-term intercompany balances	(339)	497	(348)	(187)	(448)	(431)	1,055	241
Interest expense (income), net	504	529	515	(582)	347	478	398	393

Earnings before income taxes	789	1,586	3,070	1,244	1,493	1,494	1,015	106

Income tax expense (benefit)	497	584	505	(289)	1,121	784	593	(1,206)

Net earnings	$292	$1,002	$2,565	$1,533	$372	$710	$422	$1,312

Basic earnings per common share (1)	$0.01	$0.04	$0.10	$0.06	$0.02	$0.03	$0.02	$0.05

Diluted earnings per common share (1)	$0.01	$0.04	$0.10	$0.06	$0.02	$0.03	$0.02	$0.05

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

In the fourth quarter of 2012, we reduced our tax expense by $0.4 million and our interest expense by $0.8 million to reflect adjustments to our estimates for uncertain tax positions. We adjusted our estimates for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our beginning the voluntary disclosure agreement process with one state.

In the fourth quarter of 2011, management determined that a valuation allowance was no longer required against the deferred tax assets for one of the Company’s foreign subsidiaries given its return to profitability and future projected profitability. This adjustment resulted in a $0.5 million income tax benefit in the fourth quarter of 2011. Also in the fourth quarter of 2011, management recorded the initial purchase accounting entries for the December 2011 acquisition of Business Strategy, Inc. As a part of this process, we recorded a $1.7 million reduction in the deferred tax asset valuation allowance that resulted from the deferred tax liabilities that we recorded relating to the acquisition. This reduction was accounted for as an income tax benefit in the fourth quarter of 2011.

As part of an ongoing Canadian tax audit, we continue to defend our tax position related to the valuation of an intercompany transaction. We recognized $0.6 million of additional tax expense in the fourth quarter of 2011 to reflect our estimate of the potential tax due based on our continuing discussions with the Canadian tax authorities.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SUBSEQUENT EVENTS

In connection with the common stock offering we completed on December 11, 2012, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and completed the additional sale on January 8, 2013. The net proceeds to us from the overallotment, after deducting underwriting discounts and commission and offering expenses were $4.1 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

PRGX Global, Inc.

Atlanta, Georgia

We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Atlanta, Georgia

March 13, 2013

ITEM 9B. Other Information.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan	452,955	$11.24	—
2008 Equity Incentive Plan	2,217,686	6.12	2,125,164
Share awards (1)	92,558	—	—
Equity compensation plans not approved by security holders (2), (3)	313,519	4.28	—

Total	3,076,718	$6.70	2,125,164

(1)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.
(2)

Inducement Option Grant – during the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company and had exercised options to purchase 27,777 shares through December 31, 2012.

(3)

Inducement Option Grant – during the third quarter of 2012, in connection with an employee joining the Company in a senior leadership position, the Company made an inducement grant outside its existing stock-based compensation plans to the executive. The executive received an option to purchase 45,000 shares of the common stock of the Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Compensation – Employment Agreements” and “Certain Transactions” of the Proxy Statement.

ITEM 14. Principal Accountants’ Fees and Services

The information required by Item 14 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountants’ Fees and Services” of the Proxy Statement.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of the report
(1) Consolidated Financial Statements:
For the following consolidated financial information included herein, see Index on Page 39.
Page
Report of Independent Registered Public Accounting Firm	40
Consolidated Statements of Income for the Years ended December 31, 2012, 2011, and 2010	41
Consolidated Statements of Comprehensive Income for the Years ended December 31, 2012, 2011, and 2010	41
Consolidated Balance Sheets as of December 31, 2012 and 2011	42
Consolidated Statements of Shareholders’ Equity for the Years ended December 31, 2012, 2011, and 2010	43
Consolidated Statements of Cash Flows for the Years ended December 31, 2012, 2011, and 2010	44
Notes to Consolidated Financial Statements	45
(2) Financial Statement Schedule:
Schedule II – Valuation and Qualifying Accounts	S-1
(3) Exhibits

Exhibit Number	Description

2.1

Share Purchase Agreement dated February 28, 2010 by and between PRGX U.K. Limited and Sajid Ghani and Others (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-K filed on March 29, 2010).

2.2

Acquisition Agreement dated December 1, 2011, among PRGX Global, Inc., PRGX Commercial LLC, Business Strategy, Inc., Strategic Document Solutions, LLC, DD&C Investments, L.L.C., Charles Fayon, Daniel Geelhoed and Dennis VanDyke. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on December 2, 2011).

3.1

Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

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

4.3.8

Eighth Amendment to Shareholder Protection Rights Agreement, effective as of August 4, 2011, between the Registrant and Rights Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011).

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

+10. 6	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.7	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.9	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

+10.22	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.22.1	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 22, 2012).

+10.24	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2007).

+10.26.1	PRGX Global, Inc. 2008 Equity Incentive Plan, as Amended and Restated Effective April 23, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2012).

+10.26.2	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.26.3	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.27	Employment Agreement dated January 8, 2009, by and between Mr. Romil Bahl and the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.27.1	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.27.2	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.28	Employment Agreement dated May 26, 2009 by and between the Registrant and Robert B. Lee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2009).

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

10.29.4

Loan Documents Modification Agreement dated June 21, 2010, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.29.4 to the Registrant’s Form 10-K filed on March 15, 2012).

10.29.5

Second Loan Documents Modification Agreement dated September 30, 2010, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2010).

10.29.6

Third Loan Documents Modification Agreement dated October 17, 2011, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.29.6 to the Registrant’s Form 10-K filed on March 15, 2012).

+10.30	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.32	Employment Agreement between the Registrant and James Shand dated March 12, 2009 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.33	Employment Agreement between the Registrant and Michael Noel dated September 30, 2009. (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on March 16, 2011).

+10.34	Employment Agreement between the Registrant and Catherine Lafiandra dated February 1, 2010 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K filed on March 15, 2012).

+10.35	Employment Agreement between the Registrant and Puneet Pamnani dated February 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed on March 15, 2012).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2012.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2012.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2012.

101

The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

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

PRGX GLOBAL, INC.

By:	/s/ ROMIL BAHL
Romil Bahl
President, Chief Executive Officer, Director
(Principal Executive Officer)

Date:	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROMIL BAHL	President, Chief Executive Officer	March 13, 2013
Romil Bahl	and Director
(Principal Executive Officer)

/s/ ROBERT B. LEE	Chief Financial Officer and Treasurer	March 13, 2013
Robert B. Lee	(Principal Financial Officer)

/s/ BRIAN D. LANE	Controller	March 13, 2013
Brian D. Lane	(Principal Accounting Officer)

/s/ DAVID A. COLE	Director	March 13, 2013
David A. Cole

/s/ PATRICK G. DILLS	Chairman of the Board	March 13, 2013
Patrick G. Dills

/s/ ARCHELLE GEORGIOU FELDSHON	Director	March 13, 2013
Archelle Georgiou Feldshon

/s/ MYLLE H. MANGUM	Director	March 13, 2013
Mylle H. Mangum

/s/ PHILIP J. MAZZILLI, JR.	Director	March 13, 2013
Philip J. Mazzilli, Jr.

/s/ STEVEN P. ROSENBERG	Director	March 13, 2013
Steven P. Rosenberg

/s/ RONALD E. STEWART	Director	March 13, 2013
Ronald E. Stewart

/s/ JOSEPH E. WHITTERS	Director	March 13, 2013
Joseph E. Whitters

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(In thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Description		Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)
2012
Allowance for doubtful accounts receivable	$811	882	—	$1,693
Allowance for doubtful employee advances and miscellaneous receivables	$272	584	(318)	$538
Deferred tax valuation allowance	$51,630	(3,141)	—	$48,489
2011
Allowance for doubtful accounts receivable	$591	221	(1)	$811
Allowance for doubtful employee advances and miscellaneous receivables	$669	366	(763)	$272
Deferred tax valuation allowance	$54,801	(3,171)	—	$51,630
2010
Allowance for doubtful accounts receivable	$1,032	(360)	(81)	$591
Allowance for doubtful employee advances and miscellaneous receivables	$351	559	(241)	$669
Deferred tax valuation allowance	$58,304	(3,503)	—	$54,801

(1)	Write-offs, net of recoveries

S-1