Form 10-Q
period 2013-03-31
PRGX GLOBAL, INC.
filed 2013-05-07
CIK 1007330

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Common shares of the registrant outstanding at April 25, 2013 were 28,847,299.

PRGX GLOBAL, INC.

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Revenue	$45,101	$51,649
Operating expenses:
Cost of revenue	30,407	34,218
Selling, general and administrative expenses	11,711	12,637
Depreciation of property and equipment	2,008	1,513
Amortization of intangible assets	1,276	2,327

Total operating expenses	45,402	50,695

Operating income (loss)	(301)	954
Foreign currency transaction (gains) losses on short-term intercompany balances	357	(339)
Interest expense (income), net	(217)	504

Earnings (loss) before income taxes	(441)	789
Income tax expense	56	497

Net earnings (loss)	$(497)	$292

Basic earnings (loss) per common share (Note B)	$(0.02)	$0.01

Diluted earnings (loss) per common share (Note B)	$(0.02)	$0.01

Weighted-average common shares outstanding (Note B):
Basic	28,770	25,309

Diluted	28,770	25,765

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Net earnings (loss)	$(497)	$292
Foreign currency translation adjustments	(484)	416

Comprehensive income (loss)	$(981)	$708

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,
	2013 (Unaudited)	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents (Note E)	$37,787	$37,806
Restricted cash	129	65
Receivables:
Contract receivables, less allowances of $2,618 in 2013 and $1,693 in 2012:
Billed	26,973	32,626
Unbilled	11,311	12,501

	38,284	45,127
Employee advances and miscellaneous receivables, less allowances of $387 in 2013 and $538 in 2012	1,198	1,352

Total receivables	39,482	46,479
Prepaid expenses and other current assets	4,124	3,853

Total current assets	81,522	88,203

Property and equipment	58,642	56,924
Less accumulated depreciation and amortization	(39,087)	(37,350)

Property and equipment, net	19,555	19,574
Goodwill	13,611	13,669
Intangible assets, less accumulated amortization of $28,552 in 2013 and $27,720 in 2012	16,934	18,399
Noncurrent portion of unbilled receivables	1,074	1,391
Other assets	2,298	2,350

Total assets	$134,994	$143,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,674	$14,136
Accrued payroll and related expenses	13,652	20,874
Refund liabilities	6,815	6,979
Deferred revenue	1,824	1,551
Current portion of debt (Note F)	5,250	3,000
Business acquisition obligations	3,098	4,218

Total current liabilities	42,313	50,758
Long-term debt (Note F)	—	3,000
Noncurrent business acquisition obligations	—	2,479
Noncurrent refund liabilities	1,050	1,159
Other long-term liabilities	1,226	1,538

Total liabilities	44,589	58,934

Commitments and contingencies (Note H)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 28,850,338 shares issued and outstanding as of March 31, 2013 and 27,893,132 shares issued and outstanding as of December 31, 2012	289	279
Additional paid-in capital	600,769	594,045
Accumulated deficit	(513,697)	(513,200)
Accumulated other comprehensive income	3,044	3,528

Total shareholders’ equity	90,405	84,652

	$134,994	$143,586

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$(497)	$292
Adjustments to reconcile net earnings (loss) from operations to net cash provided by operating activities:
Depreciation and amortization	3,284	3,840
Amortization of deferred loan costs (Note F)	46	46
Stock-based compensation expense	1,318	1,401
Loss on sale of property and equipment	—	1
Deferred income taxes	(45)	(33)
Foreign currency transaction (gains) losses on short-term intercompany balances	357	(339)
Changes in assets and liabilities:
Restricted cash	(64)	(59)
Billed receivables	5,163	3,199
Unbilled receivables	1,507	(2,012)
Prepaid expenses and other current assets	(313)	923
Other assets	20	29
Accounts payable and accrued expenses	(2,359)	(407)
Accrued payroll and related expenses	(6,985)	(5,182)
Refund liabilities	(273)	(44)
Deferred revenue	279	151
Noncurrent compensation obligations	197	167
Other long-term liabilities	(786)	1

Net cash provided by operating activities	849	1,974

Cash flows from investing activities:
Business acquisition	—	(997)
Purchases of property and equipment, net of disposal proceeds	(2,207)	(1,967)

Net cash used in investing activities	(2,207)	(2,964)

Cash flows from financing activities:
Repayments of long-term debt	(750)	(750)
Restricted stock repurchased from employees for withholding taxes	(430)	(209)
Proceeds from option exercises	336	38
Payments of deferred acquisition consideration	(1,656)	(650)
Net proceeds from issuance of common stock	4,118	—

Net cash provided by (used in) financing activities	1,618	(1,571)

Effect of exchange rates on cash and cash equivalents	(279)	416

Net decrease in cash and cash equivalents	(19)	(2,145)
Cash and cash equivalents at beginning of period	37,806	20,337

Cash and cash equivalents at end of period	$37,787	$18,192

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71	$93

Cash paid during the period for income taxes, net of refunds received	$294	$225

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation

The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.

Certain reclassifications have been made to the 2012 financial statements to conform to the presentations adopted in 2013.

New Accounting Standards

A summary of the new accounting standard issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that applies to PRGX is set forth below:

FASB ASC Update No. 2013-02. In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires an entity to provide information about significant amounts reclassified out of accumulated other comprehensive income on the respective line items in net income if the amounts being reclassified are required under U.S. generally accepted accounting principles (GAAP) to be reclassified in their entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted these changes prospectively as of its fiscal year beginning January 1, 2013. The adoption of ASU No. 2013-02 did not have a material impact on our consolidated results of operations, financial position or cash flows.

Note B – Earnings (Loss) Per Common Share

The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended March 31,
Basic earnings (loss) per common share:	2013	2012
Numerator:
Net earnings (loss)	$(497)	$292

Denominator:
Weighted-average common shares outstanding	28,770	25,309

Basic earnings (loss) per common share	$(0.02)	$0.01

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended March 31,
Diluted earnings (loss) per common share:	2013	2012
Numerator:
Net earnings (loss)	$(497)	$292

Denominator:
Weighted-average common shares outstanding	28,770	25,309
Incremental shares from stock-based compensation plans	—	456

Denominator for diluted earnings (loss) per common share	28,770	25,765

Diluted earnings (loss) per common share	$(0.02)	$0.01

Weighted-average shares outstanding excludes anti-dilutive shares underlying options that totaled 2.9 million shares and anti-dilutive Performance Units related to the Company’s 2006 Management Incentive Plan that totaled 0.1 million from the computation of diluted earnings (loss) per common share for the three months ended March 31, 2013. Weighted-average shares outstanding excludes anti-dilutive shares underlying options that totaled 1.5 million shares from the computation of diluted earnings per common share for the three months ended March 31, 2012. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.8 million and 1.1 million for the three months ended March 31, 2013 and 2012, respectively, and nonvested restricted share units that we consider to be participating securities of 0.2 million for both the three months ended March 31, 2013 and 2012.

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

Note C – Stock-Based Compensation

The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan, (2) the 2006 Management Incentive Plan (“2006 MIP”) and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Plans are described in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2012.

2008 EIP Awards

An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2012 and approved at the Company’s annual meeting of shareholders held on June 19, 2012. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 2,200,000 shares to a total of 7,600,000 shares. Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no stock option grants during the three months ended March 31, 2012. The following table summarizes stock option grants during the three months ended March 31, 2013:

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2013
Director group	7,122	1 year or less	$6.83	$2.35
Director group	17,092	3 years	$6.83	$3.76
Employee	5,000	3 years	$6.83	$3.65
Employee inducement (1)	20,000	3 years	$7.14	$3.81

(1)	The Company granted non-qualified performance-based stock options outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no nonvested stock awards (restricted stock and restricted stock units) granted during the three months ended March 31, 2012. The following table summarizes nonvested stock awards granted during the three months ended March 31, 2013:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2013
Director group	7,122	1 year or less	$6.83
Director group	17,092	3 years	$6.83
Employee	5,000	3 years	$6.83
Employee inducement (1)	20,000	3 years	$7.14

(1)	The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

2006 MIP Performance Units

On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. On vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. As of March 31, 2013, all Performance Units were outstanding and none of the senior officers had vested in the awards.

Selling, general and administrative expenses for the three months ended March 31, 2013 and 2012 include $1.3 million and $1.4 million, respectively, related to stock-based compensation charges. At March 31, 2013, there was $7.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 1.6 years.

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

New Services represents Profit Optimization services and Healthcare Claims Recovery Audit services.

Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments.

We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings (loss) from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue. Segment information for the three months ended March 31, 2013 and 2012 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended March 31, 2013
Revenue	$26,242	$11,017	$7,842	$—	$45,101

Net earnings (loss)					$(497)
Income tax expense					56
Interest expense (income), net					(217)

EBIT	$5,454	$441	$(1,161)	$(5,392)	(658)
Depreciation of property and equipment	1,368	112	528	—	2,008
Amortization of intangible assets	698	396	182	—	1,276

EBITDA	7,520	949	(451)	(5,392)	2,626
Foreign currency transaction (gains) losses on short-term intercompany balances	52	306	—	(1)	357
Acquisition obligations classified as compensation	—	—	56	—	56
Stock-based compensation	—	—	—	1,318	1,318

Adjusted EBITDA	$7,572	$1,255	$(395)	$(4,075)	$4,357

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended March 31, 2012
Revenue	$28,813	$14,305	$8,531	$—	$51,649

Net earnings					$292
Income tax expense					497
Interest expense, net					504

EBIT	$5,561	$1,657	$(798)	$(5,127)	1,293
Depreciation of property and equipment	915	40	558	—	1,513
Amortization of intangible assets	1,586	539	202	—	2,327

EBITDA	8,062	2,236	(38)	(5,127)	5,133
Foreign currency transaction gains on short-term intercompany balances	(63)	(257)	(19)	—	(339)
Acquisition obligations classified as compensation	—	—	101	—	101
Transformation severance and related expenses	90	57	95	—	242
Wage claim costs	249	—	—	—	249
Stock-based compensation	—	—	—	1,401	1,401

Adjusted EBITDA	$8,338	$2,036	$139	$(3,726)	$6,787

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

Our cash and cash equivalents included short-term investments of approximately $25.9 million as of March 31, 2013 and $25.1 million as of December 31, 2012, of which approximately $3.3 million and $1.6 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.

Note F – Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
SunTrust term loan due quarterly through January 2014	$5,250	$6,000
Less current portion	5,250	3,000

Noncurrent portion	$—	$3,000

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of March 31, 2013, we had no outstanding borrowings under the SunTrust revolver.

The SunTrust term loan requires quarterly principal payments of $0.8 million beginning in March 2010, and a final principal payment of $3.0 million due in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. In connection with our equity offering in December 2012 (see Note B, Earnings (Loss) Per Common Share), we obtained a

PRGX GLOBAL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

waiver of the requirement to prepay the loan from SunTrust that enabled us to retain the net proceeds from the offering. The loan agreement also requires an annual additional prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio has remained below the threshold and ECF payments have not been required in any year.

Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.70% at March 31, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $0.8 million during the three months ended March 31, 2013. The Company was in compliance with the covenants in its SunTrust credit facility as of March 31, 2013.

Note G – Fair Value of Financial Instruments

We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.

We recorded bank debt of $5.3 million as of March 31, 2013 and $6.0 million as of December 31, 2012 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. This debt is subject to variable rate terms, and we believe that its fair value is approximately equal to its carrying value. We consider the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).

We recorded business acquisition obligations of $3.1 million as of March 31, 2013 and $6.7 million as of December 31, 2012 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

Note H – Commitments and Contingencies

Legal Proceedings

We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

Note I – Business Acquisitions

During 2012, we acquired the assets of several third-party audit firms to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. We refer to the subcontractors as associates, and to the acquisitions as associate migrations. In an associate migration, we generally transfer all of the employees of the associate entity to PRGX, and continue to service the related clients with the same personnel as were providing services prior to the associate migration. We intend for the associate migrations to provide more standardization and centralization of our audit procedures, thereby increasing client service while also decreasing costs. Generally, revenue remains unchanged as a result of an associate migration, and expenses change from a fixed percentage of revenue to a variable amount based on actual employee and related costs. The 2012 associate migrations included CRC Management Consultants LLP (“CRC”) in January 2012 for a purchase price valued at $1.0 million; QFS Ltd (“QFS”) in June 2012 for a purchase price valued at $0.4 million; and Nordic Profit Provider AB (“NPP”) in November 2012 for a purchase price valued at $0.1 million.

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

The following unaudited pro forma condensed financial information presents the combined results of operations of the Company, CRC, QFS, and NPP as if the acquisitions had occurred as of January 1, 2012. The unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. Pro forma adjustments included in these amounts consist primarily of amortization expense associated with the intangible assets recorded in the allocation of the purchase price. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition. Unaudited pro forma condensed financial information is as follows (in thousands):

Three Months Ended March 31,
2012
Revenue	$51,649
Net earnings	$359

Note J – Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and our effective tax rate is generally lower than the expected tax rate due to reductions of our deferred tax asset valuation allowance. We incurred income tax expense in the first quarter of 2013 despite having a loss before income taxes due to earnings we generated in certain of our foreign subsidiaries. We partially offset these foreign income taxes by reversing $0.4 million of accruals made in prior years for uncertain tax positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our New

Services segment which includes our Healthcare Claims Recovery Audit services and our Profit Optimization services. Our Healthcare Claims Recovery Audit services include services we provide as a subcontractor to three of the four prime contractors in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”) of the Centers for Medicare and Medicaid Services (“CMS”).

Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in the first quarter of 2013 by the challenging business climate, particularly in Europe. We experienced delays in claim approvals at certain clients and several clients in Europe recently entered administration (similar to bankruptcy), thereby delaying or ceasing our activities at those clients.

In addition, delays in claims processing resulting from changes to Medicare claims processing systems and a temporary drop in findings rates early in the first quarter negatively impacted our Healthcare Claims Recovery Audit revenue in the first quarter of 2013. We believe these issues have been addressed and will not have any further material impacts on the Company.

Separately, the current Medicare RAC program contracts are expected to end early in the third quarter of 2013, with new contracts expected to be awarded in the near future. Preliminary information regarding the transition from the current Medicare RAC program contracts to the new contracts suggests that there may not be any auditing under the current contracts for much of the second half of 2013. As a result, subject to further Medicare RAC program or timeline changes, we believe there will be a significant reduction in our revenue from this service line in the second half of 2013 compared to the same period in 2012. Additionally, if PRGX is awarded one of the five new Medicare RAC program contracts, the Company will incur significant costs by continuing to carry personnel without revenue during the “ramp-up” of the new program. Conversely, if the Company is not awarded a new contract, we anticipate that our Medicare RAC program revenue will decline significantly in the second half of 2013 and we will adjust our cost structure accordingly.

Results of Operations

The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Income (Loss) (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	67.4	66.3
Selling, general and administrative expenses	26.0	24.4
Depreciation of property and equipment	4.5	2.9
Amortization of intangible assets	2.8	4.5

Total operating expenses	100.7	98.1

Operating income (loss)	(0.7)	1.9
Foreign currency transaction (gains) losses on short-term intercompany balances	0.8	(0.7)
Interest expense (income), net	(0.5)	1.0

Earnings (loss) before income taxes	(1.0)	1.6
Income tax expense	0.1	1.0

Net earnings (loss)	(1.1)%	0.6%

Three Months Ended March 31, 2013 Compared to the Corresponding Period of the Prior Year

Revenue. Revenue was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Recovery Audit Services – Americas	$26,242	$28,813
Recovery Audit Services – Europe/Asia-Pacific	11,017	14,305
New Services	7,842	8,531

Total	$45,101	$51,649

Total revenue decreased for the three months ended March 31, 2013 by $6.5 million, or 12.7%, compared to the same period in 2012.

Below is a discussion of our revenue for our three reportable segments.

Recovery Audit Services – Americas revenue decreased by $2.6 million, or 8.9%, for the first quarter of 2013 compared to the first quarter of 2012. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the first quarter of 2013 decreased by 8.4% compared to the first quarter of 2012.

The decrease in our Recovery Audit Services – Americas revenue in the three months ended March 31, 2013 was due to a number of factors. Revenue declined 11.8% at our existing clients due to delays in claim approvals at large retail clients, cyclical impacts affecting our commercial business and individually significant claims recognized in the 2012 period with no similar claims in the 2013 period. Revenue from new clients was 2.7% of first quarter 2013 Recovery Audit Services – Americas revenue. The revenue impact from discontinued clients was negligible in the three months ended March 31, 2013.

Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $3.3 million, or 23.0%, for the three months ended March 31, 2013 compared to the same period in 2012. The strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia negatively impacted reported revenue in the first quarter of 2013. On a constant dollar basis, adjusted for changes in FX rates, revenue for the first quarter of 2013 decreased by 21.4% compared to the first quarter of 2012. These decreases on a constant dollar basis are primarily attributable to weak economic conditions in Europe for an extended period, fewer claims identified and delays in claim approvals at continuing clients, resulting in a decrease in revenue of 17.2% compared to the same period in 2012. Additional declines were due to discontinued clients and clients that entered administration (comparable to bankruptcy in the U.S.) that resulted in declines of 3.5% and 10.8%, respectively. Revenue from new clients was 14.2% of first quarter 2013 Recovery Audit Services – Europe/Asia – Pacific revenue.

New Services revenue decreased by $0.7 million, or 8.1%, for the three months ended March 31, 2013 compared to the same period in 2012. We generate New Services revenue from our Profit Optimization services and our Healthcare Claims Recovery Audit services, which we derive primarily from our participation in the Medicare RAC program. The decrease in revenue is due to a decline in our Healthcare Claims Recovery Audit revenue from the 2012 period, partially offset by an increase in our Profit Optimization services revenue. The decrease in Healthcare Claims Recovery Audit revenue is due to delays in claims processing resulting from changes to Medicare claims processing systems and a temporary drop in findings rates. The prime contracts for the Medicare recovery audit program are expected to end early in the third quarter of 2013, subject to an extension by CMS to allow for a more orderly transition to new recovery audit contractor contracts. Subject to further Medicare RAC program or timeline changes, we believe there will be a significant reduction in our expected revenue from this service line in the second half of 2013. We delivered a proposal in April 2013 to CMS for the new Medicare Part A/B Recovery Audit Contractor program. The exact decision timeline is not known, but contract awards could be announced as early as the second quarter of 2013.

The increase in our Profit Optimization revenue is due primarily to our generating greater revenues from our top clients in the first quarter of 2013 than in the first quarter of 2012.

Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit and our Profit Optimization services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue.

COR was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Recovery Audit Services – Americas	$14,350	$15,952
Recovery Audit Services – Europe/Asia-Pacific	9,245	11,075
New Services	6,812	7,191

Total	$30,407	$34,218

COR as a percentage of revenue for Recovery Audit Services – Americas was 54.7% and 55.4% for the three months ended March 31, 2013 and 2012, respectively. The decrease in COR as a percentage of revenue for the three months ended March 31, 2013 compared to the same period in 2012 is due primarily to cost savings driven by our Next-Generation Recovery Audit service delivery model and lower relative costs for the incremental revenue from new clients.

COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 83.9% and 77.4% for the three months ended March 31, 2013 and 2012, respectively. The deterioration in COR as a percentage of revenue primarily resulted from changes in the mix of audit revenue and from changes in our methods of providing audit services in Europe. We subcontract a portion of our audit services in Europe to third-party audit firms, which we refer to as the associate model. We generally earn lower margins from associate model audits than we earn from audits we perform ourselves, which we refer to as employee model audits. In the three month period ended March 31, 2013 compared to the same period in 2012, we generated a greater percentage of our revenue in this segment from employee model audits, which changed the mix of our revenue. However, this change negatively impacted our COR as a percentage of revenue due to the combination of higher fixed costs under the employee model and lower revenue generated in the quarter from the former associate model audits. Although we incur some increased costs during the migration process from associate model audits to employee model audits, we expect that the migrations ultimately will result in higher gross margins for this segment and for the Company as a whole.

The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (83.9% for the first quarter of 2013) compared to Recovery Audit Services – Americas (54.7% for the first quarter of 2013) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.

New Services COR relates primarily to costs of Profit Optimization services and costs associated with the Medicare RAC program subcontracts. COR as a percentage of revenue for New Services was 86.9% and 84.3% for the three months ended March 31, 2013 and 2012, respectively. The deterioration in COR as a percentage of revenue for New Services is primarily due to the decrease in revenue in our Healthcare Claims Recovery Audit service line. Margins for our Profit Optimization services improved primarily due to cost savings initiatives we implemented in 2012.

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

SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Recovery Audit Services – Americas	$4,320	$4,862
Recovery Audit Services – Europe/Asia-Pacific	517	1,251
New Services	1,481	1,397

Subtotal for reportable segments	6,318	7,510
Corporate Support	5,393	5,127

Total	$11,711	$12,637

Recovery Audit Services – Americas SG&A decreased $0.5 million, or 11.1%, for the three months ended March 31, 2013 from the comparable period in 2012. The decrease is due primarily to higher incentive compensation accruals in the 2012 period than in the 2013 period and wage claim costs incurred in 2012 with no comparable expenses in 2013, partially offset by higher provisions for bad debts in 2013.

Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.7 million, or 58.7%, for the three months ended March 31, 2013 compared to the same period in 2012. The decrease is primarily due to a reduction in a business acquisition obligation resulting from decreased revenues and profitability generated by the acquired business.

New Services SG&A increased $0.1 million, or 6.0%, in the three months ended March 31, 2013 compared to the same period in 2012. The increase is related to our growth in Healthcare Claims Recovery Audit activities and primarily is attributable to costs we incurred in connection with the proposal we submitted in April 2013 for the Medicare Part A/B Recovery Audit Contractor program.

Corporate Support SG&A increased $0.3 million, or 5.2%, for the three months ended March 31, 2013 compared to the same period in 2012. This increase is due primarily to higher sales and marketing costs, partially offset by lower incentive compensation accruals and stock-based compensation charges for the three months ended March 31, 2013.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Recovery Audit Services – Americas	$1,368	$915
Recovery Audit Services – Europe/Asia-Pacific	112	40
New Services	528	558

Total	$2,008	$1,513

The increase in depreciation relates primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs as we place developed software in service.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Recovery Audit Services – Americas	$698	$1,586
Recovery Audit Services – Europe/Asia-Pacific	396	539
New Services	182	202

Total	$1,276	$2,327

The decrease in amortization expense in our recovery audit segments is primarily due to the 2012 period including greater amortization of intangible assets recorded in connection with our recent acquisitions, including the December 2011 acquisition of BSI within Recovery Audit Services – Americas, and a January 2012 associate migration within Recovery Audit Services – Europe/Asia Pacific.

Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2013 and 2012, we recorded foreign currency transaction losses of $0.4 million and foreign currency transaction gains of $0.3 million, respectively, on short-term intercompany balances.

Net Interest Expense (Income). We recorded net interest income of $0.2 million and net interest expense of $0.5 million for the three months ended March 31, 2013 and 2012, respectively. Net interest income in 2013 is primarily due to the reversal of $0.6 million of interest accruals made in prior years for interest on uncertain tax positions, as described in more detail under Income Tax Expense below.

Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2013 and 2012 primarily results from taxes on the income of certain of our foreign subsidiaries. We also recorded the reversal of $0.4 million of accruals made in previous years for uncertain tax positions in the first quarter of 2013. Together with the reversal of interest expense accruals described above, the total reduction to our reserves for uncertain tax positions in the first quarter of 2013 was $1.0 million. This reduction is due to the imposition of limitations on our potential liability resulting from our entering into a voluntary disclosure agreement with one state.

Liquidity and Capital Resources

As of March 31, 2013, we had $37.8 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.3 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of March 31, 2013.

Operating Activities. Net cash provided by operating activities was $0.8 million and $2.0 million during the three months ended March 31, 2013 and 2012, respectively. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Net earnings (loss)	$(497)	$292
Adjustments for certain non-cash items	4,960	4,916

	4,463	5,208
Changes in operating assets and liabilities	(3,614)	(3,234)

Net cash provided by operating activities	$849	$1,974

Net earnings adjusted for certain non-cash items decreased by $0.7 million in the first quarter of 2013 compared to the first quarter of 2012 due to the net loss incurred in the 2013 period. Changes in operating assets and liabilities also resulted in lower net cash provided by operating activities, due primarily to higher payments made in the first quarter of 2013 for incentive compensation than were made in the 2012 period, partially offset by a greater decrease in receivables in the first quarter of 2013. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this

Form 10-Q.

Investing Activities. Net cash used for property and equipment capital expenditures was $2.2 million and $2.0 million during the three months ended March 31, 2013 and 2012, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model, and develop software relating to our participation in the Medicare RAC program and our Profit Optimization toolsets.

Capital expenditures are discretionary and we currently expect full year 2013 capital expenditures to decline slightly from the full year 2012 levels. Although we continue to enhance our Next-Generation Recovery Audit service delivery model and our Healthcare Claims Recovery Audit systems, we expect that these projects will require less development in 2013 than they did in 2012. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.

We made business acquisition payments of $1.0 million in the three months ended March 31, 2012 relating to our acquisition of assets, principally work in progress, as part of an associate migration. We did not complete a business acquisition in the three months ended March 31, 2013.

Financing Activities. Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2013, and net cash used in financing activities was $1.6 million for the three months ended March 31, 2012. The net cash provided by financing activities in the three months ended March 31, 2013 is due to the $4.1 million of net proceeds we received from the issuance of common stock in January 2013. This issuance relates to the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $0.8 million on our term loan in each period. Payments of deferred acquisition consideration of $1.7 million and $0.7 million during the three months ended March 31, 2013 and 2012, respectively, include earn-out payments we made relating to the acquisition of The Johnsson Group, deferred compensation relating to the acquisition of Etesius Limited and additional working capital payments and earn-out payments related to the BSI acquisition.

Secured Credit Facility

On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at March 31, 2013 was $8.3 million. We had no borrowings outstanding under the SunTrust revolver as of March 31, 2013.

The SunTrust term loan requires quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. In connection with our equity offering in December 2012 (see “Common Stock Offering” below), we obtained a waiver of the requirement to prepay the loan from SunTrust that enabled us to retain the net proceeds from the offering. The loan agreement also requires an additional annual prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio, as defined in the agreement, exceeds a certain threshold. Our leverage ratio has remained below the threshold and ECF payments have not been required in any year and we do not anticipate one being required in 2013.

Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.5% and the interest rate was approximately 2.70% at March 31, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies

We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.

Forward-Looking Statements

Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, (1) statements that contain projections of the Company’s future results of operations or of the Company’s financial condition, (2) statements regarding the adequacy of the Company’s current working capital and other available sources of funds, (3) statements regarding goals and plans for the future, including the Company’s strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the anticipated impact of the Company’s participation in the Medicare RAC program. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2013, we recognized $2.1 million of operating income from operations located outside the U.S., virtually all of which we accounted for originally in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million for the three months ended March 31, 2013. We currently do not have any arrangements in place to hedge our foreign currency risk.

Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $5.3 million outstanding under a term loan and $8.3 million of calculated borrowing availability under our revolving credit facility as of March 31, 2013, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.5% and the interest rate was approximately 2.70% at March 31, 2013. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in an approximate $0.1 million change in annual pre-tax income.

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

Item 4. Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.

The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2013:

2013	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 – January 31	58,227	$6.74	—	$—
February 1 – February 28	4,830	$6.97	—	$—
March 1 – March 31	—	$—	—	$—

	63,057	$6.75	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

4.3	Shareholder Protection Rights Agreement, dated as of August 9, 2000, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2000).

4.3.1	First Amendment to Shareholder Protection Rights Agreement, dated as of March 12, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

4.3.2	Second Amendment to Shareholder Protection Rights Agreement, effective as of August 16, 2002, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

4.3.3	Third Amendment to Shareholder Protection Rights Agreement, effective as of November 7, 2005, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 14, 2005).

4.3.4	Fourth Amendment to Shareholder Protection Rights Agreement, effective as of November 14, 2005, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on November 30, 2005).

4.3.5	Fifth Amendment to Shareholder Protection Rights Agreement, effective as of March 15, 2006, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 10-K for the year ended December 31, 2005).

4.3.6	Sixth Amendment to Shareholder Protection Rights Agreement, effective as of September 17, 2007, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on September 21, 2007).

4.3.7	Seventh Amendment to Shareholder Protection Rights Agreement, effective as of August 9, 2010, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on August 9, 2010).

4.3.8	Eighth Amendment to Shareholder Protection Rights Agreement, effective as of August 4, 2011, between the Registrant and Rights Agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011).

4.3.9	Ninth Amendment to Shareholder Protection Rights Agreement, effective as of August 2, 2012, between the Registrant and Rights Agent (incorporated by reference to Exhibit 4.3.9 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012).

10.1	Separation Agreement dated March 14, 2013, by and between Catherine Lafiandra and the Registrant.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2013.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2013.

101	The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 7, 2013	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

May 7, 2013	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)