Form 10-Q
period 2013-06-30
PRGX GLOBAL, INC.
filed 2013-08-06
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at July 24, 2013 were 29,187,227.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$50,205	$51,658	$95,306	$103,307
Operating expenses:
Cost of revenue	31,521	33,312	61,928	67,530
Selling, general and administrative expenses	12,630	12,696	24,341	25,333
Depreciation of property and equipment	2,027	1,579	4,035	3,092
Amortization of intangible assets	1,332	1,459	2,608	3,786
Total operating expenses	47,510	49,046	92,912	99,741
Operating income	2,695	2,612	2,394	3,566
Foreign currency transaction losses on short-term intercompany balances	225	497	582	158
Interest expense (income), net	53	529	(164)	1,033
Earnings before income taxes	2,417	1,586	1,976	2,375
Income tax expense	586	584	642	1,081
Net earnings	$1,831	$1,002	$1,334	$1,294

Basic earnings per common share (Note B)	$0.06	$0.04	$0.05	$0.05

Diluted earnings per common share (Note B)	$0.06	$0.04	$0.05	$0.05
Weighted-average common shares outstanding (Note B):
Basic	29,053	25,257	28,912	25,283

Diluted	29,436	25,809	29,366	25,787

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings	$1,831	$1,002	$1,334	$1,294
Foreign currency translation adjustments	(545)	(122)	(1,029)	294
Comprehensive income	$1,286	$880	$305	$1,588

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$31,102	$37,806
Restricted cash	187	65
Receivables:
Contract receivables, less allowances of $2,491 in 2013 and $1,693 in 2012:
Billed	26,447	32,626
Unbilled	17,686	12,501
	44,133	45,127
Employee advances and miscellaneous receivables, less allowances of $335 in 2013 and $538 in 2012	1,215	1,352
Total receivables	45,348	46,479
Prepaid expenses and other current assets	4,822	3,853
Total current assets	81,459	88,203
Property and equipment	59,157	56,924
Less accumulated depreciation and amortization	(40,906)	(37,350)
Property and equipment, net	18,251	19,574
Goodwill	13,611	13,669
Intangible assets, less accumulated amortization of $29,754 in 2013 and $27,720 in 2012	15,734	18,399
Noncurrent portion of unbilled receivables	1,354	1,391
Other assets	2,219	2,350
Total assets	$132,628	$143,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,486	$14,136
Accrued payroll and related expenses	11,903	20,874
Refund liabilities	6,709	6,979
Deferred revenue	1,133	1,551
Current portion of debt (Note F)	4,500	3,000
Business acquisition obligations	3,086	4,218
Total current liabilities	38,817	50,758
Long-term debt (Note F)	—	3,000
Noncurrent business acquisition obligations	—	2,479
Noncurrent refund liabilities	981	1,159
Other long-term liabilities	711	1,538
Total liabilities	40,509	58,934

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 29,198,977 shares issued and outstanding as of June 30, 2013 and 27,893,132 shares issued and outstanding as of December 31, 2012	292	279
Additional paid-in capital	601,194	594,045
Accumulated deficit	(511,866)	(513,200)
Accumulated other comprehensive income	2,499	3,528
Total shareholders’ equity	92,119	84,652
Total liabilities and shareholders’ equity	$132,628	$143,586
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$1,334	$1,294
Adjustments to reconcile net earnings from operations to net cash (used in) provided by operating activities:
Depreciation and amortization	6,643	6,878
Amortization of deferred loan costs (Note F)	91	91
Stock-based compensation expense	2,473	2,640
Deferred income taxes	(237)	(45)
Foreign currency transaction losses on short-term intercompany balances	582	158
Changes in assets and liabilities:
Restricted cash	(122)	(113)
Billed receivables	5,404	(665)
Unbilled receivables	(5,148)	(4,131)
Prepaid expenses and other current assets	(959)	916
Other assets	23	(173)
Accounts payable and accrued expenses	(2,563)	(649)
Accrued payroll and related expenses	(8,682)	(4,346)
Refund liabilities	(448)	(167)
Deferred revenue	(417)	(504)
Noncurrent compensation obligations	241	236
Other long-term liabilities	(1,348)	(550)
Net cash (used in) provided by operating activities	(3,133)	870
Cash flows from investing activities:
Business acquisition	—	(1,437)
Purchases of property and equipment, net of disposal proceeds	(2,989)	(4,220)
Net cash used in investing activities	(2,989)	(5,657)
Cash flows from financing activities:
Repayments of long-term debt	(1,500)	(1,500)
Restricted stock repurchased from employees for withholding taxes	(1,192)	(1,337)
Proceeds from option exercises	402	238
Payments of deferred acquisition consideration	(1,656)	(1,180)
Net proceeds from issuance of common stock	4,118	—
Net cash provided by (used in) financing activities	172	(3,779)

Effect of exchange rates on cash and cash equivalents	(754)	66
Net decrease in cash and cash equivalents	(6,704)	(8,500)

Cash and cash equivalents at beginning of period	37,806	20,337
Cash and cash equivalents at end of period	$31,102	$11,837

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$365	$181
Cash paid during the period for income taxes, net of refunds received	$1,207	$867

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Note B – Earnings Per Common Share
The following tables set forth the computations of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings per common share:	2013	2012	2013	2012
Numerator:
Net earnings	$1,831	$1,002	$1,334	$1,294

Denominator:
Weighted-average common shares outstanding	29,053	25,257	28,912	25,283

Basic earnings per common share	$0.06	$0.04	$0.05	$0.05

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings per common share:	2013	2012	2013	2012
Numerator:
Net earnings	$1,831	$1,002	$1,334	$1,294

Denominator:
Weighted-average common shares outstanding	29,053	25,257	28,912	25,283
Incremental shares from stock-based compensation plans	383	552	454	504
Denominator for diluted earnings per common share	29,436	25,809	29,366	25,787

Diluted earnings per common share	$0.06	$0.04	$0.05	$0.05
Weighted-average shares outstanding excludes anti-dilutive shares underlying options that totaled 1.8 million shares from the computation of diluted earnings per common share for the three and six months ended June 30, 2013. Weighted-average shares outstanding excludes anti-dilutive shares underlying options that totaled 1.7 million shares and anti-dilutive Performance Units related to the Company's 2006 Management Incentive Plan that totaled 0.2 million from the computation of diluted earnings per common share for the three and six months ended June 30, 2012. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 0.8 million and 0.9 million for the three and six months ended June 30, 2013 and 2012, respectively, and nonvested restricted share units that we consider to be participating securities of 0.2 million for both the three and six months ended June 30, 2013 and 2012.
On December 11, 2012, we closed a public offering of 6,249,234 shares of our common stock, which consisted of 2,500,000 shares sold by us and 3,749,234 shares sold by certain selling shareholders, at a price to the public of $6.39 per share. The net proceeds to us from the public offering, after deducting underwriting discounts and commissions and offering expenses, were $14.7 million. We did not receive any proceeds from the sale of shares by the selling shareholders. In addition, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and completed the additional sale on January 8, 2013. The net proceeds to us from the overallotment, after deducting underwriting discounts and commission and offering expenses, were $4.1 million.
In August 2012, we entered into the Ninth Amendment to our Shareholder Protection Rights Agreement with American Stock Transfer and Trust Company, our Rights Agent, dated as of August 9, 2000, as amended (the “Shareholder Rights Plan”), which extended the expiration date of the Shareholder Rights Plan to August 9, 2013. The Board of Directors of the Company has determined that it will allow the Shareholder Rights Plan to expire on August 9, 2013 in accordance with its terms.
Note C – Stock-Based Compensation
The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan; (2) the 2006 Management Incentive Plan (“2006 MIP”); and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). We describe the Plans in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2012.
2008 EIP Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the six months ended June 30, 2013 and 2012:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	438,625	3 years	$5.56	$2.44
Employee inducement (1)	20,000	3 years	$7.14	$3.81

2012
Director group	51,276	1 year or less	$7.53	$3.97
Employee group	589,750	3 years	$7.53	$4.11

(1)
The Company granted non-qualified performance-based stock options outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards granted during the six months ended June 30, 2013 and 2012:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	438,625	3 years	$5.56
Employee inducement (1)	20,000	3 years	$7.14

2012
Director group	51,276	1 year or less	$7.53
Employee group	405,486	3 years	$7.53

(1)
The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. On vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the second quarter of 2013, an aggregate of 52,334 Performance Units were settled by five current executive officers and one former executive officer, and 16,524 Performance Units were forfeited by one former executive officer. Such settlements resulted in the issuance of 31,399 shares of common stock and cash payments totaling $0.1 million. As of June 30, 2013, a total of 85,406 Performance Units were outstanding, none of which were vested.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selling, general and administrative expenses for both the three months ended June 30, 2013 and 2012 include $1.2 million related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2013 and 2012 include $2.5 million and $2.6 million, respectively, related to stock-based compensation charges. At June 30, 2013, there was $9.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 2.2 years.

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
We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition transaction costs and acquisition obligations classified as compensation, intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue. Segment information for the three and six months ended June 30, 2013 and 2012 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended June 30, 2013
Revenue	$29,392	$10,770	$10,043	$—	$50,205

Net earnings					$1,831
Income tax expense					586
Interest expense, net					53
EBIT	$6,771	$(74)	$369	$(4,596)	2,470
Depreciation of property and equipment	1,356	126	545	—	2,027
Amortization of intangible assets	698	452	182	—	1,332
EBITDA	8,825	504	1,096	(4,596)	5,829
Foreign currency transaction losses (gains) on short-term intercompany balances	171	69	—	(15)	225
Acquisition obligations classified as compensation	—	—	44	—	44
Transformation severance and related expenses	80	537	—	—	617
Stock-based compensation	—	—	—	1,155	1,155
Adjusted EBITDA	$9,076	$1,110	$1,140	$(3,456)	$7,870

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended June 30, 2012
Revenue	$29,592	$13,411	$8,655	$—	$51,658

Net earnings					$1,002
Income tax expense					584
Interest expense, net					529
EBIT	$6,469	$1,554	$(821)	$(5,087)	2,115
Depreciation of property and equipment	990	87	502	—	1,579
Amortization of intangible assets	767	490	202	—	1,459
EBITDA	8,226	2,131	(117)	(5,087)	5,153
Foreign currency transaction losses on short-term intercompany balances	71	406	20	—	497
Acquisition obligations classified as compensation	—	—	94	—	94
Transformation severance and related expenses	23	21	232	—	276
Wage claim costs	328	—	—	—	328
Stock-based compensation	—	—	—	1,239	1,239
Adjusted EBITDA	$8,648	$2,558	$229	$(3,848)	$7,587

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Six Months Ended June 30, 2013
Revenue	$55,634	$21,787	$17,885	$—	$95,306

Net earnings					$1,334
Income tax expense					642
Interest income, net					(164)
EBIT	$12,225	$367	$(792)	$(9,988)	1,812
Depreciation of property and equipment	2,724	238	1,073	—	4,035
Amortization of intangible assets	1,396	848	364	—	2,608
EBITDA	16,345	1,453	645	(9,988)	8,455
Foreign currency transaction losses (gains) on short-term intercompany balances	223	375	—	(16)	582
Acquisition obligations classified as compensation	—	—	100	—	100
Transformation severance and related expenses	80	537	—	—	617
Stock-based compensation	—	—	—	2,473	2,473
Adjusted EBITDA	$16,648	$2,365	$745	$(7,531)	$12,227

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Six Months Ended June 30, 2012
Revenue	$58,405	$27,716	$17,186	$—	$103,307

Net earnings					$1,294
Income tax expense					1,081
Interest expense, net					1,033
EBIT	$12,030	$3,211	$(1,619)	$(10,214)	3,408
Depreciation of property and equipment	1,905	127	1,060	—	3,092
Amortization of intangible assets	2,353	1,029	404	—	3,786
EBITDA	16,288	4,367	(155)	(10,214)	10,286
Foreign currency transaction losses on short-term intercompany balances	8	149	1	—	158
Acquisition obligations classified as compensation	—	—	195	—	195
Transformation severance and related expenses	113	78	327	—	518
Wage claim costs	577	—	—	—	577
Stock-based compensation	—	—	—	2,640	2,640
Adjusted EBITDA	$16,986	$4,594	$368	$(7,574)	$14,374
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
Our cash and cash equivalents included short-term investments of approximately $17.8 million as of June 30, 2013 and $25.1 million as of December 31, 2012, of which approximately $3.3 million and $1.6 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
Note F – Debt
Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
SunTrust term loan due quarterly through January 2014	$4,500	$6,000
Less current portion	4,500	3,000
Noncurrent portion	$—	$3,000
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of June 30, 2013, we had no outstanding borrowings under the SunTrust revolver.
The SunTrust term loan requires quarterly principal payments of $0.8 million beginning in March 2010, and a final principal payment of $3.0 million due in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. In connection with our

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

equity offering in December 2012 (see Note B, Earnings Per Common Share), we obtained a waiver of the requirement to prepay the loan from SunTrust that enabled us to retain the net proceeds from the offering. The loan agreement also requires an annual additional prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio has remained below the threshold and ECF payments have not been required in any year.
Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.25% and the interest rate was approximately 2.44% at June 30, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $1.5 million during the six months ended June 30, 2013. The Company was in compliance with the covenants in its SunTrust credit facility as of June 30, 2013.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We recorded bank debt of $4.5 million as of June 30, 2013 and $6.0 million as of December 31, 2012 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. This debt is subject to variable rate terms, and we believe that its fair value is approximately equal to its carrying value. We consider the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We recorded business acquisition obligations of $3.1 million as of June 30, 2013 and $6.7 million as of December 31, 2012 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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

	Three Months Ended June 30,	Six Months Ended June 30,
	2012	2012
Revenue	$51,658	$103,307
Net earnings	$1,396	$1,755
Note J – Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and our effective tax rate is generally lower than the expected tax rate due to reductions of our deferred tax asset valuation allowance. In the six months ended June 30, 2013, we also reversed $0.5 million of accruals made in prior years for uncertain tax positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in the first half of 2013 by the challenging business climate, particularly in Europe. We experienced delays in claim approvals at certain clients and several clients in Europe recently entered administration (similar to bankruptcy), thereby delaying or ceasing our activities at those clients.

Separately, auditing under the current Medicare RAC program contracts is expected to come to an end not later than the first quarter of 2014. However, certain auditing and other activities under those contracts may end prior to that time and new contracts for the Medicare RAC program are expected to be awarded later this year. Our current Medicare RAC program subcontracts are currently being modified to reflect the terms of the plan being implemented by CMS to accomplish the transition from the current Medicare RAC contracts to contracts expected to be awarded to new Medicare recovery auditors at the conclusion of the CMS Medicare RAC procurement process that began on February 28, 2013. Since these modifications are not yet final, we are unable to project the level of Medicare RAC program activity and related revenue and costs from now through the end of auditing under the current Medicare RAC contracts. However, we expect that the restrictions imposed by CMS on all Medicare recovery auditors, including the time periods available to make claim selections and the types of claims that may be pursued, will limit our Medicare RAC program revenue in the third and fourth quarters of 2013 to amounts below the level we achieved in the second quarter of 2013. Further, we expect our Medicare RAC program revenue from the current subcontracts to be minimal after the first quarter of 2014, with revenue beyond this date being largely dependent on our being awarded a new contract for the Medicare RAC program. We have not yet received the revised request for proposal from CMS for the next Medicare RAC program contracts, and therefore the precise timing of the awards for the new contracts remains somewhat uncertain.
Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Income (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	62.8	64.5	65.0	65.4
Selling, general and administrative expenses	25.2	24.6	25.6	24.5
Depreciation of property and equipment	4.0	3.1	4.2	3.0
Amortization of intangible assets	2.6	2.8	2.7	3.6
Total operating expenses	94.6	95.0	97.5	96.5
Operating income	5.4	5.0	2.5	3.5

Foreign currency transaction losses on short-term intercompany balances	0.5	1.0	0.6	0.2
Interest expense (income), net	0.1	1.0	(0.2)	1.0
Earnings before income taxes	4.8	3.0	2.1	2.3
Income tax expense	1.2	1.1	0.7	1.0

Net earnings	3.6%	1.9%	1.4%	1.3%

Three and Six Months Ended June 30, 2013 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$29,392	$29,592	$55,634	$58,405
Recovery Audit Services – Europe/Asia-Pacific	10,770	13,411	21,787	27,716
New Services	10,043	8,655	17,885	17,186
Total	$50,205	$51,658	$95,306	$103,307

Total revenue decreased for the three months ended June 30, 2013 by $1.5 million, or 2.8%, compared to the same period in 2012. Total revenue decreased for the six months ended June 30, 2013 by $8.0 million, or 7.7%, compared to the same period in 2012.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased by $0.2 million, or 0.7%, for the second quarter of 2013 compared to the second quarter of 2012. For the six months ended June 30, 2013, revenue decreased by $2.8 million, or 4.7%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the second quarter of 2013 decreased by 0.2% compared to a decrease of 0.7% as reported and decreased by 4.2% during the first six months of 2013 compared to a decrease of 4.7% as reported.
In addition to the impact of the change in FX rates, the year over year net decreases in our Recovery Audit Services – Americas revenue in the three and six months ended June 30, 2013 were due to a number of factors. Revenue increased 2.7% in the second quarter and 2.4% in the six-month period due to new clients. Revenue declined 3.4% in the second quarter and 7.2% in the six-month period at our existing clients due primarily to audit delays at a significant retail client caused by technology issues we incurred during the first quarter, and at several commercial clients where audits are cyclical in nature. Revenue from discontinued clients had a negligible impact on both the three and six-month periods ended June 30, 2013. Revenue from new clients as a percentage of Recovery Audit Services – Americas revenue was 4.2% in the second quarter and 3.8% in the six-month period.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $2.6 million, or 19.7%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, revenue decreased by $5.9 million, or 21.4%, compared to the six months ended June 30, 2012. The strengthening of the U.S. dollar relative to foreign currencies in Europe, Asia and Australia negatively impacted reported revenue in the second quarter and first six months of 2013. On a constant dollar basis, adjusted for changes in FX rates, revenue for the second quarter of 2013 decreased by 18.9% compared to a decrease of 19.7% as reported and decreased by 20.2% during the first six months of 2013 compared to a decrease of 21.4% as reported. These decreases on a constant dollar basis were due primarily to weak economic conditions in Europe for an extended period, fewer claims identified and delays in claim approvals at continuing clients, and delays at several commercial clients where audits are cyclical in nature that resulted in declines of 20.9% in the second quarter and 17.3% in the six month period. Decreases due to discontinued clients and clients that entered administration (comparable to bankruptcy in the U.S.) were approximately 7.3% in the second quarter and 11.6% in the six month period. Revenue from new clients as a percentage of Recovery Audit Services – Europe/Asia-Pacific revenue was 15.3% in the second quarter and 13.9% in the six-month period.
New Services revenue increased by $1.4 million, or 16.0%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, revenue increased by $0.7 million, or 4.1%, compared to the six months ended June 30, 2012. We generate New Services revenue from our Profit Optimization services and our Healthcare Claims Recovery Audit services, which we derive primarily from our participation in the Medicare RAC program. The increase in revenue in the second quarter is due to our Healthcare Claims Recovery Audit revenue increasing more than 50% in the quarter as we improved our efficiencies in processing claims, recovered from the temporary drop in findings rates we incurred in the first quarter of 2013, and were able to process claims that were delayed in the first quarter by changes to Medicare claims processing systems. This increase was partially offset by a decrease of nearly 30% in our Profit Optimization services revenue as we completed a large project early in the quarter, and our new projects were smaller and not sufficient to offset the decline from the large project. In the first quarter of 2013 compared to the same period in 2012, we generated an increase in revenue from Profit Optimization services and a decrease in revenue from Healthcare Claims Recovery Audit services, each of which partially offset the second quarter changes and resulted in a small increase in Healthcare Claims Recovery Audit services revenue and a slight decrease in Profit Optimization services revenue for the six months ended June 30, 2013 compared to the first six months of 2012. As discussed above, future revenue from the Medicare RAC program remains significantly dependent on the Medicare RAC program rules and restrictions, including those implemented as part of the plan for transition from the current Medicare RAC auditors to new Medicare RAC contract awardees.
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
COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$15,210	$16,070	$29,560	$32,022
Recovery Audit Services – Europe/Asia-Pacific	9,178	10,006	18,423	21,081
New Services	7,133	7,236	13,945	14,427
Total	$31,521	$33,312	$61,928	$67,530
COR as a percentage of revenue for Recovery Audit Services – Americas was 51.7% and 54.3% for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, COR as a percentage of revenue for Recovery Audit Services – Americas was 53.1% and 54.8%, respectively. The decrease in COR as a percentage of revenue for the three and six months ended June 30, 2013 compared to the same periods in 2012 is due primarily to cost savings driven by our Next-Generation Recovery Audit service delivery model and lower relative costs for the incremental revenue from new clients.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 85.2% and 74.6% for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 84.6% and 76.1%, respectively. The deterioration in COR as a percentage of revenue primarily resulted from the decline in revenue in the 2013 periods. COR declined 8.3% and 12.6% in the three and six months ended June 30, 2013 compared to the same periods in 2012. However, this improvement was not sufficient to offset the impact of the decline in revenue between periods.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (85.2% for the second quarter of 2013 and 84.6% for the six months ended June 30, 2013) compared to Recovery Audit Services – Americas (51.7% for the second quarter of 2013 and 53.1% for the six months ended June 30, 2013) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
New Services COR relates primarily to costs of Profit Optimization services and costs associated with the Medicare RAC program subcontracts. COR as a percentage of revenue for New Services was 71.0% and 83.6% for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, COR as a percentage of revenue for New Services was 78.0% and 83.9%, respectively. The improvement in COR as a percentage of revenue for New Services is primarily due to the increase in revenue in our Healthcare Claims Recovery Audit service line. COR as a percentage of revenue for our Profit Optimization services improved in the six months ended June 30, 2013 compared to the same period in 2012 primarily due to cost savings initiatives we implemented in 2012, but deteriorated in the three months ended June 30, 2013 compared to the same period in 2012 due to the decrease in revenue.
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

SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$5,186	$5,225	$9,506	$10,087
Recovery Audit Services – Europe/Asia-Pacific	1,019	868	1,536	2,119
New Services	1,814	1,516	3,295	2,913
Subtotal for reportable segments	8,019	7,609	14,337	15,119
Corporate Support	4,611	5,087	10,004	10,214
Total	$12,630	$12,696	$24,341	$25,333
Recovery Audit Services – Americas SG&A decreased less than $0.1 million, or 0.7%, for the three months ended June 30, 2013 from the comparable period in 2012. For the six months ended June 30, 2013, SG&A decreased $0.6 million, or 5.8%, from the comparable period in 2012. These decreases are due primarily to lower incentive compensation accruals in the 2013 period than in the 2012 period and wage claim costs incurred in 2012 with no comparable expenses in 2013.
Recovery Audit Services – Europe/Asia-Pacific SG&A increased $0.2 million, or 17.4%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, SG&A decreased $0.6 million, or 27.5%, from the comparable period in 2012. These changes primarily are due to reductions in a business acquisition obligation resulting from decreased revenue and profitability generated by the acquired business. The reduction was lower in the three months ended June 30, 2013 than in the comparable 2012 period, but was higher in the six months ended June 30, 2013 than in the comparable 2012 period. The earn-out period relating to this business acquisition ended June 30, 2013, and we have no remaining amounts due relating to this obligation.
New Services SG&A increased $0.3 million, or 19.7%, in the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, SG&A increased $0.4 million, or 13.1%, from the comparable period in 2012. The increases are related to our growth in Healthcare Claims Recovery Audit activities and primarily is attributable to costs we incurred in connection with the proposal we submitted in April 2013 for the Medicare Part A/B Recovery Audit Contractor program. We also increased our sales staff in our Profit Optimization services, accounting for a portion of these increases.
Corporate Support SG&A decreased $0.5 million, or 9.4%, for the three months ended June 30, 2013 compared to the same period in 2012. For the six months ended June 30, 2013, SG&A decreased $0.2 million, or 2.1%, from the comparable period in 2012. These decreases are due primarily to lower incentive compensation accruals in the three and six months ended June 30, 2013, partially offset by higher marketing costs.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$1,356	$990	$2,724	$1,905
Recovery Audit Services – Europe/Asia-Pacific	126	87	238	127
New Services	545	502	1,073	1,060
Total	$2,027	$1,579	$4,035	$3,092
The increases in depreciation relate primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs as we place developed software in service.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$698	$767	$1,396	$2,353
Recovery Audit Services – Europe/Asia-Pacific	452	490	848	1,029
New Services	182	202	364	404
Total	$1,332	$1,459	$2,608	$3,786
The decrease in amortization expense is primarily due to the 2012 periods, including greater amortization of intangible assets recorded in connection with our recent acquisitions.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended June 30, 2013 and 2012, we recorded foreign currency transaction losses of $0.2 million and $0.5 million, respectively, on short-term intercompany balances. In the six months ended June 30, 2013 and 2012, we recorded foreign currency transaction losses of $0.6 million and $0.2 million, respectively, on short-term intercompany balances.
Net Interest Expense (Income). Net interest expense was $0.1 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively. Net interest income was $0.2 million and net interest expense was $1.0 million for the six months ended June 30, 2013 and 2012, respectively. Net interest income in the six months ended June 30, 2013 is primarily due to the reversal of $0.7 million of accruals made in prior years for interest on uncertain tax positions, as described in more detail under Income Tax Expense below. The decrease in net interest expense in the three months ended June 30, 2013 is due to a reversal of $0.2 million of interest accruals for uncertain tax positions. In addition, the three and six month periods in 2013 included lower interest expense associated with business acquisition obligations than the comparable 2012 periods.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2013 and 2012 primarily results from taxes on the income of certain of our foreign subsidiaries. We also recorded the reversal of $0.5 million of accruals made in previous years for uncertain tax positions in the six months ended June 30, 2013. Together with the reversal of interest expense accruals described above, the total reduction to our reserves for uncertain tax positions in the six months ended June 30, 2013 was $1.2 million. This reduction is due to the imposition of limitations on our potential liability resulting from our entering into voluntary disclosure agreements with several states in the U.S.
Liquidity and Capital Resources
As of June 30, 2013, we had $31.1 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $8.4 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of June 30, 2013.
Operating Activities. Net cash used in operating activities was $3.1 million during the six months ended June 30, 2013 and net cash provided by operating activities was $0.9 million during the six months ended June 30, 2012. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2013	2012
Net earnings	$1,334	$1,294
Adjustments for certain non-cash items	9,552	9,722
	10,886	11,016
Changes in operating assets and liabilities	(14,019)	(10,146)
Net cash (used in) provided by operating activities	$(3,133)	$870

The change in net cash (used in) provided by operating activities primarily resulted from changes in operating assets and liabilities. These changes included higher payments made in the 2013 period for incentive compensation earned in 2012 than were made in the 2012 period for incentive compensation earned in 2011, lower incentive compensation accruals in the 2013 period, and fewer payables for equipment purchases in the 2013 period, which were partially offset by a decrease in receivables in the 2013 period. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $3.0 million and $4.2 million during the six months ended June 30, 2013 and 2012, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model, and develop software relating to our participation in the Medicare RAC program and our Profit Optimization toolsets.
Capital expenditures are discretionary and we currently expect full year 2013 capital expenditures to decline slightly from the full year 2012 levels. Although we continue to enhance our Next-Generation Recovery Audit service delivery model and our Healthcare Claims Recovery Audit systems, these projects have required less development in 2013 than they did in 2012, and we expect this trend to continue for the remainder of 2013. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.
We made business acquisition payments of $1.4 million in the six months ended June 30, 2012 relating to our acquisition of assets, principally work in progress, as part of associate migrations. We did not complete a business acquisition in the six months ended June 30, 2013.
Financing Activities. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2013, and net cash used in financing activities was $3.8 million for the six months ended June 30, 2012. The net cash provided by financing activities in the six months ended June 30, 2013 is due to the $4.1 million of net proceeds we received from the issuance of common stock in January 2013. This issuance relates to the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $1.5 million on our term loan in each six-month period. Payments of deferred acquisition consideration of $1.7 million and $1.2 million during the six months ended June 30, 2013 and 2012, respectively, include earn-out payments we made relating to the acquisition of The Johnsson Group, deferred compensation relating to the acquisition of Etesius Limited and additional working capital payments and earn-out payments related to the BSI acquisition.
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at June 30, 2013 was $8.4 million. We had no borrowings outstanding under the SunTrust revolver as of June 30, 2013.
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
Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.25% and the interest rate was approximately 2.44% at June 30, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.
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
Off-Balance Sheet Arrangements
As of June 30, 2013, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2013, we recognized $1.9 million and $4.0 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2013. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $4.5 million outstanding under a term loan and $8.4 million of calculated borrowing availability under our revolving credit facility as of June 30, 2013, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.25% and the interest rate was approximately 2.44% at June 30, 2013. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in a less than $0.1 million change in annual pre-tax income.
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

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2013:

2013	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	7,485	$6.77	—	$—
May 1 - May 31	38,027	$5.46	—	$—
June 1 - June 30	74,146	$5.58	—	$—
	119,658	$5.61	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
In August 2012, we entered into the Ninth Amendment to our Shareholder Protection Rights Agreement with American Stock Transfer and Trust Company, our Rights Agent, dated as of August 9, 2000, as amended (the “Shareholder Rights Plan”), which extended the expiration date of the Shareholder Rights Plan to August 9, 2013. The Board of Directors of the Company has determined that it will allow the Shareholder Rights Plan to expire on August 9, 2013 in accordance with its terms.

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

10.1	Employment Agreement dated June 18, 2013, by and between Tushar Sachdev and the Registrant.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2013.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2013.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*
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

PRGX GLOBAL, INC.

August 6, 2013	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

August 6, 2013	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)