Form 10-Q
period 2013-09-30
PRGX GLOBAL, INC.
filed 2013-11-05
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at October 25, 2013 were 29,215,660.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$53,403	$52,087	$148,709	$155,394
Operating expenses:
Cost of revenue	30,876	32,461	92,804	99,991
Selling, general and administrative expenses	13,944	13,242	38,285	38,575
Depreciation of property and equipment	2,034	1,716	6,069	4,808
Amortization of intangible assets	1,204	1,431	3,812	5,217
Total operating expenses	48,058	48,850	140,970	148,591
Operating income	5,345	3,237	7,739	6,803
Foreign currency transaction (gains) losses on short-term intercompany balances	(636)	(348)	(54)	(190)
Interest expense (income), net	75	515	(89)	1,548
Earnings before income taxes	5,906	3,070	7,882	5,445
Income tax expense	1,029	505	1,671	1,586
Net earnings	$4,877	$2,565	$6,211	$3,859

Basic earnings per common share (Note B)	$0.17	$0.10	$0.21	$0.15

Diluted earnings per common share (Note B)	$0.16	$0.10	$0.21	$0.15
Weighted-average common shares outstanding (Note B):
Basic	29,396	25,541	29,075	25,370

Diluted	29,815	26,250	29,517	25,942

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$4,877	$2,565	$6,211	$3,859
Foreign currency translation adjustments	96	136	(933)	430
Comprehensive income	$4,973	$2,701	$5,278	$4,289

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$42,407	$37,806
Restricted cash	127	65
Receivables:
Contract receivables, less allowances of $1,957 in 2013 and $1,693 in 2012:
Billed	30,687	32,626
Unbilled	12,261	12,501
	42,948	45,127
Employee advances and miscellaneous receivables, less allowances of $220 in 2013 and $538 in 2012	1,182	1,352
Total receivables	44,130	46,479
Prepaid expenses and other current assets	3,785	3,853
Total current assets	90,449	88,203
Property and equipment	61,200	56,924
Less accumulated depreciation and amortization	(43,215)	(37,350)
Property and equipment, net	17,985	19,574
Goodwill	13,665	13,669
Intangible assets, less accumulated amortization of $31,366 in 2013 and $27,720 in 2012	14,709	18,399
Noncurrent portion of unbilled receivables	1,415	1,391
Other assets	2,093	2,350
Total assets	$140,316	$143,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,256	$14,136
Accrued payroll and related expenses	15,612	20,874
Refund liabilities	6,612	6,979
Deferred revenue	1,237	1,551
Current portion of debt (Note F)	3,750	3,000
Business acquisition obligations	2,994	4,218
Total current liabilities	40,461	50,758
Long-term debt (Note F)	—	3,000
Noncurrent business acquisition obligations	—	2,479
Noncurrent refund liabilities	960	1,159
Other long-term liabilities	367	1,538
Total liabilities	41,788	58,934

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 29,215,660 shares issued and outstanding as of September 30, 2013 and 27,893,132 shares issued and outstanding as of December 31, 2012	292	279
Additional paid-in capital	602,630	594,045
Accumulated deficit	(506,989)	(513,200)
Accumulated other comprehensive income	2,595	3,528
Total shareholders’ equity	98,528	84,652
Total liabilities and shareholders’ equity	$140,316	$143,586
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings	$6,211	$3,859
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	9,881	10,025
Amortization of deferred loan costs (Note F)	137	137
Stock-based compensation expense	3,777	4,479
Deferred income taxes	115	(253)
Foreign currency transaction (gains) losses on short-term intercompany balances	(54)	(190)
Changes in operating assets and liabilities:
Restricted cash	(62)	(59)
Billed receivables	1,705	(430)
Unbilled receivables	216	(3,290)
Prepaid expenses and other current assets	(139)	922
Other assets	24	(213)
Accounts payable and accrued expenses	(4,001)	(536)
Accrued payroll and related expenses	(5,305)	(1,611)
Refund liabilities	(566)	457
Deferred revenue	(341)	(662)
Noncurrent compensation obligations	285	276
Other long-term liabilities	(1,588)	(546)
Net cash provided by operating activities	10,295	12,365
Cash flows from investing activities:
Business acquisition	—	(1,437)
Purchases of property and equipment, net of disposal proceeds	(4,544)	(5,689)
Net cash used in investing activities	(4,544)	(7,126)
Cash flows from financing activities:
Repayments of long-term debt	(2,250)	(2,250)
Restricted stock repurchased from employees for withholding taxes	(1,241)	(1,357)
Proceeds from option exercises	611	496
Payments of deferred acquisition consideration	(1,904)	(2,891)
Net proceeds from issuance of common stock	4,118	—
Net cash used in financing activities	(666)	(6,002)

Effect of exchange rates on cash and cash equivalents	(484)	289
Net increase (decrease) in cash and cash equivalents	4,601	(474)

Cash and cash equivalents at beginning of period	37,806	20,337
Cash and cash equivalents at end of period	$42,407	$19,863

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$488	$264
Cash paid during the period for income taxes, net of refunds received	$2,315	$1,661

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2012.
Beginning with the third quarter of 2013, we present fair value adjustments to acquisition-related contingent consideration as an adjustment to our segment measure earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as presented in Note D - Operating Segments and Related Information.  We now include these fair value adjustments in the Adjusted EBITDA calculation in the "Acquisition-related charges (benefits)" line, which we renamed from "Acquisition transaction costs and acquisition obligations classified as compensation." Accordingly, we have revised the presentation of our Adjusted EBITDA calculation for all relevant prior periods.
Unbilled Receivables
A significant portion of the unbilled receivables presented in the Condensed Consolidated Balance Sheets relate to our Healthcare Claims Recovery Audit services as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors. These unbilled receivables, net of the related reserves, were $7.9 million and $9.6 million as of September 30, 2013 and December 31, 2012, respectively. As of November 1, 2013, we billed $0.3 million of the unbilled receivables relating to the Medicare RAC program that were outstanding as of September 30, 2013.
New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is set forth below:
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
FASB ASC Update No. 2013-11. In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 requires an unrecognized tax benefit to be presented as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward that the entity intends to use and is available for settlement at the reporting date. ASU 2013-11 is effective on a prospective basis for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not expect the adoption of ASU No. 2013-11 to have a material impact on our consolidated results of operations, financial position or cash flows.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings Per Common Share
The following tables set forth the computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2012 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings per common share:	2013	2012	2013	2012
Numerator:
Net earnings	$4,877	$2,565	$6,211	$3,859

Denominator:
Weighted-average common shares outstanding	29,396	25,541	29,075	25,370

Basic earnings per common share	$0.17	$0.10	$0.21	$0.15

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings per common share:	2013	2012	2013	2012
Numerator:
Net earnings	$4,877	$2,565	$6,211	$3,859

Denominator:
Weighted-average common shares outstanding	29,396	25,541	29,075	25,370
Incremental shares from stock-based compensation plans	419	709	442	572
Denominator for diluted earnings per common share	29,815	26,250	29,517	25,942

Diluted earnings per common share	$0.16	$0.10	$0.21	$0.15
Weighted-average shares outstanding excludes anti-dilutive shares underlying options that totaled 1.6 million shares from the computation of diluted earnings per common share for the three and nine months ended September 30, 2013. Weighted-average shares outstanding excludes anti-dilutive shares underlying options that totaled 0.6 million shares and anti-dilutive Performance Units related to the Company's 2006 Management Incentive Plan that totaled 0.2 million from the computation of diluted earnings per common share for the three and nine months ended September 30, 2012. The number of common shares we used in the basic and diluted earnings per common share computations include nonvested restricted shares of 0.7 million and 0.9 million for the three and nine months ended September 30, 2013 and 2012, respectively, and nonvested restricted share units that we consider to be participating securities of 0.2 million for both the three and nine months ended September 30, 2013 and 2012.
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
In August 2012, we entered into the Ninth Amendment to our Shareholder Protection Rights Agreement with American Stock Transfer and Trust Company, our Rights Agent, dated as of August 9, 2000, as amended (the “Shareholder Rights Plan”), which extended the expiration date of the Shareholder Rights Plan to August 9, 2013. The Board of Directors of the Company allowed the Shareholder Rights Plan to expire on August 9, 2013 in accordance with its terms.

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
2008 EIP Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the nine months ended September 30, 2013 and 2012:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	449,875	3 years	$5.58	$2.44
Employee inducement (1)	20,000	3 years	$7.14	$3.81

2012
Director group	51,276	1 year or less	$7.53	$3.97
Employee group	597,250	3 years	$7.54	$4.12
Employee inducement (2)	45,000	3 years	$8.54	$4.58

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
Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards granted during the nine months ended September 30, 2013 and 2012:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	449,875	3 years	$5.58
Employee inducement (1)	20,000	3 years	$7.14

2012
Director group	51,276	1 year or less	$7.53
Employee group	426,286	3 years	$7.55
Employee inducement (2)	45,000	3 years	$8.54

(1)
The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

(2)
The Company granted nonvested stock awards (restricted stock units) outside its existing stock-based compensation plans in the third quarter of 2012 to one employee in connection with the employee joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the second quarter of 2013, an aggregate of 52,334 Performance Units were settled by five current executive officers and one former executive officer, and 16,524 Performance Units were forfeited by one former executive officer. Such settlements resulted in the issuance of 31,399 shares of common stock and cash payments totaling $0.1 million. As of September 30, 2013, a total of 85,406 Performance Units were outstanding, none of which were vested.
Selling, general and administrative expenses for the three months ended September 30, 2013 and 2012 include $1.3 million and $1.8 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2013 and 2012 include $3.8 million and $4.5 million, respectively, related to stock-based compensation charges. At September 30, 2013, there was $8.1 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 2.0 years.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue. Segment information for the three and nine months ended September 30, 2013 and 2012 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended September 30, 2013
Revenue	$32,365	$12,009	$9,029	$—	$53,403

Net earnings					$4,877
Income tax expense					1,029
Interest expense, net					75
EBIT	$9,418	$1,987	$270	$(5,694)	5,981
Depreciation of property and equipment	1,414	124	496	—	2,034
Amortization of intangible assets	698	323	183	—	1,204
EBITDA	11,530	2,434	949	(5,694)	9,219
Foreign currency transaction (gains) losses on short-term intercompany balances	(80)	(574)	—	18	(636)
Acquisition-related charges	662	—	44	—	706
Transformation severance and related expenses	20	56	85	—	161
Stock-based compensation	—	—	—	1,304	1,304
Adjusted EBITDA	$12,132	$1,916	$1,078	$(4,372)	$10,754

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Three Months Ended September 30, 2012
Revenue	$33,235	$11,406	$7,446	$—	$52,087

Net earnings					$2,565
Income tax expense					505
Interest expense, net					515
EBIT	$9,964	$304	$(651)	$(6,032)	3,585
Depreciation of property and equipment	1,111	90	515	—	1,716
Amortization of intangible assets	767	462	202	—	1,431
EBITDA	11,842	856	66	(6,032)	6,732
Foreign currency transaction (gains) losses on short-term intercompany balances	(85)	(266)	3	—	(348)
Acquisition-related charges (benefits)	—	(14)	93	—	79
Transformation severance and related expenses	245	273	—	—	518
Stock-based compensation	—	—	—	1,839	1,839
Adjusted EBITDA	$12,002	$849	$162	$(4,193)	$8,820

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Nine Months Ended September 30, 2013
Revenue	$87,999	$33,796	$26,914	$—	$148,709

Net earnings					$6,211
Income tax expense					1,671
Interest income, net					(89)
EBIT	$21,643	$2,354	$(522)	$(15,682)	7,793
Depreciation of property and equipment	4,138	362	1,569	—	6,069
Amortization of intangible assets	2,094	1,171	547	—	3,812
EBITDA	27,875	3,887	1,594	(15,682)	17,674
Foreign currency transaction (gains) losses on short-term intercompany balances	143	(199)	—	2	(54)
Acquisition-related charges (benefits)	987	(900)	144	—	231
Transformation severance and related expenses	100	593	85	—	778
Stock-based compensation	—	—	—	3,777	3,777
Adjusted EBITDA	$29,105	$3,381	$1,823	$(11,903)	$22,406

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
Nine Months Ended September 30, 2012
Revenue	$91,640	$39,122	$24,632	$—	$155,394

Net earnings					$3,859
Income tax expense					1,586
Interest expense, net					1,548
EBIT	$21,994	$3,515	$(2,270)	$(16,246)	6,993
Depreciation of property and equipment	3,016	217	1,575	—	4,808
Amortization of intangible assets	3,120	1,491	606	—	5,217
EBITDA	28,130	5,223	(89)	(16,246)	17,018
Foreign currency transaction (gains) losses on short-term intercompany balances	(77)	(117)	4	—	(190)
Acquisition-related charges (benefits)	—	(485)	288	—	(197)
Transformation severance and related expenses	358	351	327	—	1,036
Wage claim costs	577	—	—	—	577
Stock-based compensation	—	—	—	4,479	4,479
Adjusted EBITDA	$28,988	$4,972	$530	$(11,767)	$22,723

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note E – Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less from date of purchase. We place our temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit or otherwise may not be covered by FDIC insurance. Some of our cash and cash equivalents are held at banks in jurisdictions outside the U.S. that have restrictions on transferring such assets outside of these countries on a temporary or permanent basis. Such restricted net assets are not significant in comparison to our consolidated net assets.
Our cash and cash equivalents included short-term investments of approximately $25.2 million as of September 30, 2013 and $25.1 million as of December 31, 2012, of which approximately $4.1 million and $1.6 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
Note F – Debt
Debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
SunTrust term loan due quarterly through January 2014	$3,750	$6,000
Less current portion	3,750	3,000
Noncurrent portion	$—	$3,000
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Availability under the SunTrust revolver is based on eligible accounts receivable and other factors. As of September 30, 2013, we had no outstanding borrowings under the SunTrust revolver.
The SunTrust term loan requires quarterly principal payments of $0.8 million beginning in March 2010, and a final principal payment of $3.0 million due in January 2014. The loan agreement requires mandatory prepayments with the net cash proceeds from certain asset sales, equity offerings and insurance proceeds received by the Company. In connection with our equity offering in December 2012 (see Note B, Earnings Per Common Share), we obtained a waiver of the requirement to prepay the loan from SunTrust that enabled us to retain the net proceeds from the offering. The loan agreement also requires an annual additional prepayment contingently payable in April of each year based on excess cash flow (“ECF”) in the prior year if our leverage ratio as defined in the agreement exceeds a certain threshold. Our leverage ratio has remained below the threshold and ECF payments have not been required in any year.
Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.25% and the interest rate was approximately 2.43% at September 30, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. We made mandatory principal payments on the SunTrust term loan totaling $2.3 million during the nine months ended September 30, 2013. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2013.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We recorded bank debt of $3.8 million as of September 30, 2013 and $6.0 million as of December 31, 2012 at the unpaid balances as of those dates based on the effective borrowing rates and repayment terms when originated. This debt is subject to variable rate terms, and we believe that its fair value is approximately equal to its carrying value. We consider the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recorded business acquisition obligations of $3.0 million as of September 30, 2013 and $6.7 million as of December 31, 2012 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
Note H – Commitments and Contingencies
Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Revenue	$52,087	$155,394
Net earnings	$2,569	$4,323

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note J – Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and our effective tax rate is generally lower than the expected tax rate due to reductions of our deferred tax asset valuation allowance. In the nine months ended September 30, 2013, we also reversed $0.5 million of accruals made in prior years for uncertain tax positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. On August 4, 2008, the Company experienced an additional ownership change as defined under Section 382 of the IRC. This ownership change resulted in an additional annual IRC Section 382 limitation that also limits the use of certain tax attribute carry-forwards. The 2008 limitation did not decrease the amount of U.S. federal loss carry-forwards available to the Company, and the Company projects that this limitation will not cause the related tax attributes to expire unused. Therefore, the 2008 ownership change did not impact the Company’s financial position, results of operations or cash flows.

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
Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in the nine months of 2013 by the challenging business climate, particularly in Europe. We experienced delays in claim approvals at certain clients and several clients in Europe entered administration (similar to bankruptcy), thereby delaying or ceasing our activities at those clients.

Separately, auditing under the current Medicare RAC program contracts is expected to come to an end not later than the first quarter of 2014. However, certain auditing and other activities under those contracts may end prior to that time and new contracts for the Medicare RAC program are expected to be awarded within the next several months. Our current Medicare RAC program subcontracts have recently been amended to reflect certain restrictions recently imposed by CMS on all Medicare recovery auditors, including the time periods available to make claim selections and the types of claims that may be audited. These restrictions began to limit our Medicare RAC program revenue in the third quarter of 2013 and we expect them to have an even greater negative impact on our fourth quarter Medicare RAC program revenue. Further, we expect our Medicare RAC program revenue from the current subcontracts to be minimal in the first quarter of 2014, with revenue beyond this date being largely dependent on our being awarded a new contract for the Medicare RAC program. We have not yet received the revised request for proposal from CMS for the next Medicare RAC program contracts, and therefore the precise timing of the awards for the new contracts remains somewhat uncertain.
Non-GAAP Financial Measures
EBIT, EBITDA and Adjusted EBITDA are all "non-GAAP financial measures" presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States, or GAAP. The Company believes these measures provide additional meaningful information in evaluating its performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in the Company’s secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, you should be aware that, as described above, the adjustments may vary from period to period and in the future the Company will incur expenses such as those used in calculating these measures. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.
Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Income (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	57.8	62.3	62.4	64.3
Selling, general and administrative expenses	26.1	25.4	25.7	24.8
Depreciation of property and equipment	3.8	3.3	4.1	3.1
Amortization of intangible assets	2.2	2.8	2.6	3.4
Total operating expenses	89.9	93.8	94.8	95.6
Operating income	10.1	6.2	5.2	4.4

Foreign currency transaction (gains) losses on short-term intercompany balances	(1.1)	(0.7)	—	(0.1)
Interest expense (income), net	0.1	1.0	(0.1)	1.0
Earnings before income taxes	11.1	5.9	5.3	3.5
Income tax expense	1.9	1.0	1.1	1.0

Net earnings	9.2%	4.9%	4.2%	2.5%

Three and Nine Months Ended September 30, 2013 Compared to the Corresponding Periods of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$32,365	$33,235	$87,999	$91,640
Recovery Audit Services – Europe/Asia-Pacific	12,009	11,406	33,796	39,122
New Services	9,029	7,446	26,914	24,632
Total	$53,403	$52,087	$148,709	$155,394
Total revenue increased for the three months ended September 30, 2013 by $1.3 million, or 2.5%, compared to the same period in 2012. Total revenue decreased for the nine months ended September 30, 2013 by $6.7 million, or 4.3%, compared to the same period in 2012.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased by $0.9 million, or 2.6%, for the third quarter of 2013 compared to the third quarter of 2012. For the nine months ended September 30, 2013, revenue decreased by $3.6 million, or 4.0%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the third quarter of 2013 decreased by 1.3% compared to a decrease of 2.6% as reported and decreased by 3.2% during the first nine months of 2013 compared to a decrease of 4.0% as reported.
In addition to the impact of the change in FX rates, the year over year net decreases in our Recovery Audit Services – Americas revenue in the three and nine months ended September 30, 2013 were due to a number of factors. Revenue increased 1.3% in the third quarter and 2.0% in the nine-month period due to new clients. Revenue declined 4.0% in the third quarter and 6.0% in the nine-month period at our existing clients due primarily to claim approval delays in the third quarter at a significant retail client that we believe will be resolved in the fourth quarter, as well as lower revenue from another significant retail client that has increased its internal resources and is identifying more claims itself, and, to a lesser extent, lower contingency fee rates at a few other clients. Revenue from discontinued clients had a negligible impact on both the three and nine-month periods ended September 30, 2013. Revenue from new clients as a percentage of Recovery Audit Services – Americas revenue was 3.1% in the third quarter and 3.5% in the nine-month period.
Recovery Audit Services – Europe/Asia-Pacific revenue increased by $0.6 million, or 5.3%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, revenue decreased by $5.3 million, or 13.6%, compared to the nine months ended September 30, 2012. Changes in FX rates had only a negligible impact on Recovery Audit Services - Europe / Asia-Pacific revenue for the third quarter compared to the same period in 2012. On a constant dollar basis, adjusted for changes in FX rates, revenue decreased by 12.7% during the first nine months of 2013 compared to a decrease of 13.6% as reported. The 5.3% net increase in revenue in the quarter included a 2.3% increase from existing clients and a 9.3% increase attributable to new clients, partially offset by declines of 6.3% attributable to discontinued clients and clients that entered administration. In the third quarter, we resolved some of the claim delays we encountered in the first half of the year and generally saw an improved economic environment, resulting in the increase in revenue from our existing clients. The 12.7% net decrease on a constant dollar basis for the nine-month period included net decreases in revenue of 9.3% attributable to existing clients, 2.1% attributable to cyclical clients and 9.8% attributable to discontinued clients and clients that entered administration, partially offset by an increase of 8.5% attributable to new clients. Revenue from existing clients declined primarily due to weak economic conditions in Europe for an extended period, fewer claims identified and delays in claim approvals at continuing clients, and declines at several commercial clients where audits are cyclical in nature. Revenue from new clients as a percentage of Recovery Audit Services – Europe/Asia-Pacific revenue was 13.5% in both the third quarter and the nine-month period.
New Services revenue increased by $1.6 million, or 21.3%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, revenue increased by $2.3 million, or 9.3%, compared to the nine months ended September 30, 2012. We generate New Services revenue from our Profit Optimization services and our Healthcare Claims Recovery Audit services, which we derive primarily from our participation in the Medicare RAC program. The increases in New Services revenue in both the three-month and nine-month periods are due primarily to our Healthcare Claims Recovery Audit revenue increasing as we continued to benefit from greater efficiencies in claims processing and improved findings rates. These increases were partially offset by slight decreases in our Profit Optimization services revenue in these periods. As discussed above, future revenue from the Medicare RAC program remains significantly dependent on the Medicare RAC program rules and restrictions and the terms of our Medicare RAC program subcontracts. We anticipate that our Healthcare Claims Recovery Audit revenue will be lower in the fourth quarter than in the third quarter due to these restrictions.
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
COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$15,584	$16,854	$45,144	$48,876
Recovery Audit Services – Europe/Asia-Pacific	8,832	9,314	27,255	30,395
New Services	6,460	6,293	20,405	20,720
Total	$30,876	$32,461	$92,804	$99,991
COR as a percentage of revenue for Recovery Audit Services – Americas was 48.2% and 50.7% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, COR as a percentage of revenue for Recovery Audit Services – Americas was 51.3% and 53.3%, respectively. The decrease in COR as a percentage of revenue for the three and nine months ended September 30, 2013 compared to the same periods in 2012 is due primarily to cost savings driven by our Next-Generation Recovery Audit service delivery model and lower relative costs for the incremental revenue from one client from which we generated greater revenue in the 2013 periods than in the 2012 periods.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 73.5% and 81.7% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 80.6% and 77.7%, respectively. The changes in COR as a percentage of revenue primarily resulted from the changes in revenue in the 2013 periods. COR declined 5.2% and 10.3% in the three and nine months ended September 30, 2013 compared to the same periods in 2012. This improvement resulted in lower COR as a percentage of revenue in the three-month period, but was not sufficient to offset the impact of the decline in revenue between the nine-month periods.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (73.5% for the third quarter of 2013 and 80.6% for the nine months ended September 30, 2013) compared to Recovery Audit Services – Americas (48.2% for the third quarter of 2013 and 51.3% for the nine months ended September 30, 2013) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
New Services COR relates primarily to costs of Profit Optimization services and costs associated with the Medicare RAC program subcontracts. COR as a percentage of revenue for New Services was 71.5% and 84.5% for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, COR as a percentage of revenue for New Services was 75.8% and 84.1%, respectively. The improvement in COR as a percentage of revenue for New Services is primarily due to the increase in revenue in our Healthcare Claims Recovery Audit service line. COR as a percentage of revenue for our Profit Optimization services improved in both the three months and the nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to cost savings initiatives we implemented in 2012, partially offset by the slight decreases in revenue in both periods.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$5,331	$4,624	$14,837	$14,711
Recovery Audit Services – Europe/Asia-Pacific	1,317	1,502	2,853	3,621
New Services	1,620	1,084	4,915	3,997
Subtotal for reportable segments	8,268	7,210	22,605	22,329
Corporate Support	5,676	6,032	15,680	16,246
Total	$13,944	$13,242	$38,285	$38,575
Recovery Audit Services – Americas SG&A increased by $0.7 million, or 15.3%, for the three months ended September 30, 2013 from the comparable period in 2012. For the nine months ended September 30, 2013, SG&A increased $0.1 million, or 0.9%, from the comparable period in 2012. These increases are due primarily to sales commissions paid to a third party and fair value adjustments recorded to increase the expected acquisition-related contingent consideration payable in connection with one client for which we generated higher revenue in the 2013 periods than in the 2012 periods, partially offset by lower incentive compensation accruals in the 2013 periods than in the 2012 periods and wage claim costs incurred in 2012 with no comparable expenses in 2013.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.2 million, or 12.3%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, SG&A decreased $0.8 million, or 21.2%, from the comparable period in 2012. The decrease in the three-month period primarily is due to lower provisions for bad debts in the third quarter of 2013 compared to the third quarter of 2012. In addition to this change, the decrease in the nine-month period also includes fair value adjustments recorded to reduce the acquisition-related contingent consideration payable for a prior acquisition and lower incentive compensation accruals. The earn-out period relating to this business acquisition has ended, and we have no remaining amounts due relating to this obligation.
New Services SG&A increased $0.5 million, or 49.4%, in the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, SG&A increased $0.9 million, or 23.0%, from the comparable period in 2012. The increases in both the three-month and nine-month periods are due primarily to additional sales personnel we added in both Healthcare Claims Recovery Audit and Profit Optimization. The nine-month period also includes costs we incurred in connection with the proposal we submitted in April 2013 for a new contract in the Medicare RAC program.
Corporate Support SG&A decreased $0.4 million, or 5.9%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, SG&A decreased $0.6 million, or 3.5%, from the comparable period in 2012. These decreases are due primarily to lower stock-based compensation expense and lower incentive compensation accruals in the three and nine months ended September 30, 2013.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$1,414	$1,111	$4,138	$3,016
Recovery Audit Services – Europe/Asia-Pacific	124	90	362	217
New Services	496	515	1,569	1,575
Total	$2,034	$1,716	$6,069	$4,808
The increases in depreciation relate primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs as we place developed software in service.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$698	$767	$2,094	$3,120
Recovery Audit Services – Europe/Asia-Pacific	323	462	1,171	1,491
New Services	183	202	547	606
Total	$1,204	$1,431	$3,812	$5,217
The decrease in amortization expense is primarily due to the 2012 periods including greater amortization of intangible assets recorded in connection with our acquisitions completed over the last few years.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended September 30, 2013 and 2012, we recorded foreign currency transaction gains of $0.6 million and $0.3 million, respectively, on short-term intercompany balances. In the nine months ended September 30, 2013 and 2012, we recorded foreign currency transaction gains of $0.1 million and $0.2 million, respectively, on short-term intercompany balances.
Net Interest Expense (Income). Net interest expense was $0.1 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively. Net interest income was $0.1 million and net interest expense was $1.5 million for the nine months ended September 30, 2013 and 2012, respectively. Net interest income in the nine months ended September 30, 2013 is primarily due to the reversal of $0.8 million of accruals made in prior years for interest on uncertain tax positions, as described in more detail under Income Tax Expense below. The decrease in net interest expense in the three months ended September 30, 2013 is due to a reversal of $0.1 million of interest accruals for uncertain tax positions recorded in prior years. In addition, the three and nine month periods in 2013 included lower interest expense associated with business acquisition obligations, lower accruals for interest on uncertain tax positions and lower interest expense on debt outstanding than the comparable 2012 periods.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2013 and 2012 primarily results from taxes on the income of certain of our foreign subsidiaries. We also recorded the reversal of $0.5 million of accruals made in previous years for uncertain tax positions in the nine months ended September 30, 2013. Together with the reversal of interest expense accruals described above, the total reduction to our reserves for uncertain tax positions in the nine months ended September 30, 2013 was $1.3 million. The uncertain tax positions relate to potential tax liabilities in several states and in several countries outside of the U.S. The reduction in the related accruals that we recorded in the nine months ended September 30, 2013 was due to the imposition of limitations on our potential liability resulting from our entering into voluntary disclosure agreements with several states in the U.S. Under these voluntary disclosure agreements, we agreed to file required returns for specified periods, and received waivers of the requirement to file other returns as well as limitations on the taxes and other amounts required to be paid in connection with such filings.
Adjusted EBITDA. We evaluate the performance of our operating segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), intangible asset impairment charges, certain litigation costs and litigation settlements, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant.
Reconciliations of net earnings to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net earnings	$4,877	$2,565	$6,211	$3,859
Income tax expense	1,029	505	1,671	1,586
Interest expense (income), net	75	515	(89)	1,548
EBIT	5,981	3,585	7,793	6,993
Depreciation of property and equipment	2,034	1,716	6,069	4,808
Amortization of intangible assets	1,204	1,431	3,812	5,217
EBITDA	9,219	6,732	17,674	17,018
Foreign currency transaction (gains) losses on short-term intercompany balances	(636)	(348)	(54)	(190)
Acquisition-related charges (benefits)	706	79	231	(197)
Transformation severance and related expenses	161	518	778	1,036
Wage claim costs	—	—	—	577
Stock-based compensation	1,304	1,839	3,777	4,479
Adjusted EBITDA	$10,754	$8,820	$22,406	$22,723
Acquisition-related charges (benefits) increased $0.6 million and $0.4 million for the three and nine months ended September 30, 2013, respectively compared to the same periods in 2012. These increases are due primarily to fair value adjustments recorded to change the expected contingent consideration payable for prior acquisitions.
Transformation severance and related expenses decreased $0.4 million, or 68.9%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, transformation severance and related expenses decreased $0.3 million, or 24.9%, from the comparable period in 2012. Transformation severance and related expenses fluctuate with the implementation of the phases of our Next-Generation Recovery Audit service delivery model.
Wage claim costs for the nine months ended September 30, 2012 relate to specific legal issues that were resolved in 2012. We have not incurred any similar costs in 2013.
Stock-based compensation decreased $0.5 million, or 29.1%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, stock-based compensation decreased $0.7 million, or 15.7%, from the comparable period in 2012. These decreases are due primarily to the 2012 periods including the acceleration of vesting of outstanding awards for certain executives in connection with their separation from the Company, and to a lesser extent to greater forfeitures of nonvested awards and fewer aggregate nonvested stock awards outstanding in the 2013 periods and lower fair values assigned to more recent stock awards.

We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three months and nine months ended September 30, 2013 and 2012 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Recovery Audit Services – Americas	$12,132	$12,002	$29,105	$28,988
Recovery Audit Services – Europe/Asia-Pacific	1,916	849	3,381	4,972
New Services	1,078	162	1,823	530
Subtotal for reportable segments	15,126	13,013	34,309	34,490
Corporate Support	(4,372)	(4,193)	(11,903)	(11,767)
Total	$10,754	$8,820	$22,406	$22,723
Recovery Audit Services – Americas Adjusted EBITDA increased $0.1 million, or 1.1%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, Recovery Audit Services – Americas Adjusted EBITDA increased $0.1 million, or 0.4%, from the comparable period in 2012. These increases resulted from a greater decrease in COR than revenue in both periods, partially offset by higher SG&A expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased $1.1 million, or 125.7%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased $1.6 million, or 32.0%, from the comparable period in 2012. The increase in the third quarter is due to higher revenue and lower COR and SG&A expenses in the third quarter of 2013 compared to the third quarter of 2012. The decrease in the nine-month period is due to lower revenue, partially offset by lower COR and SG&A expenses in the 2013 period compared to the 2012 period.
New Services Adjusted EBITDA increased $0.9 million, or 565.4%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, New Services Adjusted EBITDA increased $1.3 million, or 244.0%, from the comparable period in 2012. These increases are due primarily to the increases in revenue in this segment without comparable increases in COR and SG&A expenses.
Corporate Support Adjusted EBITDA decreased $0.2 million, or 4.3%, for the three months ended September 30, 2013 compared to the same period in 2012. For the nine months ended September 30, 2013, Corporate Support Adjusted EBITDA decreased $0.1 million, or 1.2%, from the comparable period in 2012. These decreases are due primarily to higher payroll-related expenses resulting from annual compensation adjustments and additional sales and marketing expenses.
Liquidity and Capital Resources
As of September 30, 2013, we had $42.4 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. The revolver had approximately $9.0 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2013.
Operating Activities. Net cash provided by operating activities was $10.3 million and $12.4 million during the nine months ended September 30, 2013 and 2012, respectively. These amounts consist of two components, specifically, net earnings adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net earnings	$6,211	$3,859
Adjustments for certain non-cash items	13,856	14,198
	20,067	18,057
Changes in operating assets and liabilities	(9,772)	(5,692)
Net cash provided by operating activities	$10,295	$12,365

The change in net cash provided by operating activities primarily resulted from higher net earnings adjusted for non-cash items, more than offset by changes in operating assets and liabilities. These changes included higher payments made in the 2013 period for incentive compensation earned in 2012 than were made in the 2012 period for incentive compensation earned in 2011, lower incentive compensation accruals in the 2013 period, and higher payments in 2013 for equipment purchased in 2012, which were partially offset by greater collections of receivables in the 2013 period. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) included in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $4.5 million and $5.7 million during the nine months ended September 30, 2013 and 2012, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model, and develop software relating to our participation in the Medicare RAC program and our Profit Optimization toolsets.
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
We made business acquisition payments of $1.4 million in the nine months ended September 30, 2012 relating to our acquisition of assets, principally work in progress, as part of associate migrations. We did not complete a business acquisition in the nine months ended September 30, 2013.
Financing Activities. Net cash used in financing activities was $0.7 million and $6.0 million for the nine months ended September 30, 2013, and 2012, respectively. The decrease in net cash used in financing activities in the nine months ended September 30, 2013 compared to same period in 2012 is due to the $4.1 million of net proceeds we received from the issuance of common stock in January 2013. This issuance relates to the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $2.3 million on our term loan in each nine-month period. Payments of deferred acquisition consideration of $1.9 million and $2.9 million during the nine months ended September 30, 2013 and 2012, respectively, include earn-out payments we made relating to the acquisition of The Johnsson Group, deferred compensation relating to the acquisition of Etesius Limited and additional working capital payments and earn-out payments related to the BSI acquisition.
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility consists of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Amounts available for borrowing under the SunTrust revolver are based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at September 30, 2013 was $9.0 million. We had no borrowings outstanding under the SunTrust revolver as of September 30, 2013.
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
Interest on both the revolver and term loan is payable monthly and accrues at an index rate based on the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum, depending on our consolidated leverage ratio, and is determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.25% and the interest rate was approximately 2.43% at September 30, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility.

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
Off-Balance Sheet Arrangements
As of September 30, 2013, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2013, we recognized $5.2 million and $9.2 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.5 million and $0.9 million for the three and nine months ended September 30, 2013. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had $3.8 million outstanding under a term loan and $9.0 million of calculated borrowing availability under our revolving credit facility as of September 30, 2013, but had no amounts drawn under the revolving credit facility as of that date. Interest on both the revolver and the term loan are payable monthly and accrue at an index rate using the one-month LIBOR rate plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varies from 2.25% per annum to 3.5% per annum. The applicable margin was 2.25% and the interest rate was approximately 2.43% at September 30, 2013. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.1 million change in annual pre-tax income. A hypothetical 100 basis point change in interest rates applicable to the term loan would result in a less than $0.1 million change in annual pre-tax income.
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

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2013:

2013	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31	—	$—	—	$—
August 1 - August 31	818	$6.01	—	$—
September 1 - September 30	—	$—	—	$—
	818	$6.01	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.
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

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2013.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2013.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.*

*
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

PRGX GLOBAL, INC.

November 5, 2013	By:	/s/ Romil Bahl
Romil Bahl
President, Chief Executive Officer, Director (Principal Executive Officer)

November 5, 2013	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)