Form 10-Q/A
period 2013-09-30
PRGX GLOBAL, INC.
filed 2014-01-21
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE
PRGX Global, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013 (“Form 10-Q”), which was filed with the Securities and Exchange Commission on November 5, 2013, for the sole purpose of filing corrected XBRL Interactive Data Files. Due to a typographical error, the XBRL Interactive Data Files originally filed with the Form 10-Q contained an incorrect date. No other changes have been made to the Form 10-Q.
Except as specifically described above, this Amendment No. 1 does not reflect events occurring after the filing of the Form 10-Q, does not update disclosures contained in the Form 10-Q and does not modify or amend the Form 10-Q.
Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2013.

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2013.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2013.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

*	Previously filed as an exhibit to the Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

January 21, 2014	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

January 21, 2014	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)