Form 10-K
period 2013-12-31
PRGX GLOBAL, INC.
filed 2014-03-14
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

☐ Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2013, of common shares of the registrant held by non-affiliates of the registrant was approximately $153.0 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $5.49 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
Common shares of the registrant outstanding at February 27, 2014 were 29,879,213.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2014 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2013

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

•
changes to Medicare and Medicaid recovery audit contractor (“RAC”) programs administered by the Centers for Medicare and Medicaid Services ("CMS") and other government agencies, and our role in the national Medicare RAC program, the results of operations of which are included in our Healthcare Claims Recovery Audit business;

•	changes to revenue as a result of our decision to withdraw from the Medicare RAC program rebid process;

•	revenue that does not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenue from our core accounts payable recovery audit services;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel and effectively manage our global workforce;

•	our inability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenue;

•	the highly competitive environments in which our recovery audit services and Profit Optimization services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	our ability to realize operational cost savings and the transformation severance and related expenses we may incur to generate these savings;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with our financial covenants;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which we have little or no control.
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
We currently provide services to clients in approximately 40 countries, and conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The New Services segment represents Healthcare Claims Recovery Audit services and our Profit Optimization services. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 – Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Our core business is “recovery audit,” a service based on the mining of a tremendous amount of our clients’ purchasing data, looking for overpayments to their third-party suppliers. Most of our large retail clients in mature geographic markets employ their own internal staff to audit and recover overpayments to suppliers, engaging us as a supplement to this internal function. For other clients, including some large and mid-size retailers and our “commercial” (non-retail) clients, we generally serve as the complete outsourced provider of this standard function. We process over 2.4 million client files each year, including purchase orders, receipt and shipment data, invoices, payables data and point of sales data, and, at any point in time, have over six petabytes of client data available for analysis.
Our Healthcare Claims Recovery Audit services involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers such as hospitals and physicians’ practices. We identify such improper payments by using various methods, including proprietary methods which are comparable to the proprietary techniques we developed through many years of performing other types of recovery audits involving massive volumes of transaction data. Auditing medical claims data requires that we maintain a staff of healthcare professionals with in-depth expertise in healthcare procedures and billing processes. We have derived the vast majority of our Healthcare Claims Recovery Audit revenue to date from our subcontracts related to the Medicare RAC program. Auditing under the current Medicare RAC program is presently scheduled to conclude in June 2014. CMS has launched a rebid process for new contracts under the Medicare RAC program, and the Company submitted bids for four of these contracts in early 2014. As previously disclosed, we withdrew these bids in February 2014.
Our Profit Optimization services target client functional and process areas where we have established expertise, enabling us to provide services to senior finance executives to optimize working capital, reduce enterprise costs, transform the finance function and improve corporate performance. Recovery audit services operate in a mindset of continuous improvement, i.e., reporting on the over-payment “categories” and their root causes. We believe our Profit Optimization services teams are well-positioned to help clients resolve many of the root causes of errors identified as part of our recovery audit services. These teams also enhance our capabilities relating to spend analytics and procurement excellence.
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

The PRGX Strategy
PRGX management began a thorough review of the Company's strategy in the second half of 2013 that continues today. Although revisions to the strategy have not yet been finalized, we believe the following foundational elements ultimately will shape the go-forward strategy for the Company - focus on profitability and growth in our core business. In December 2013, the Board of Directors appointed Ron Stewart to be the Company's President and Chief Executive Officer to lead the Company going forward. Mr. Stewart joined the PRGX Board of Directors in November 2012, and was selected as the Company's interim President and Chief Executive Officer in November 2013 before being named to the role on a permanent basis. Formerly, Mr. Stewart was a senior partner with Accenture where he held a number of executive positions. He also has been involved in a variety of entrepreneurial pursuits as a private equity investor. The Board believes that Mr. Stewart's professional and global leadership experience will serve PRGX very well as the Company refines its strategy while continuing to provide world class service to its clients.
PRGX primarily serves the retail industry by providing recovery audit, procure-to-pay performance improvement, and risk management services. We plan to achieve higher profitability and growth through the following initiatives:

1.	Continue our focus on consistent delivery excellence through standard processes, methodologies and tools across all of our geographic territories;

2.	Accelerate the implementation of our global shared service delivery model centered on our regional and global shared service centers;

3.
Provide service offerings that are directly adjacent to our core recovery audit services and are perceived by our clients to be logical and differentiated, and expand into new geographies and promising industries that offer opportunity for profitable growth;

4.
Leverage state of the market technologies to drive faster processing and deeper analytics with the massive amount of data we receive from our clients. Technologies enabling large data manipulation and unstructured data analysis are evolving at a very rapid rate. We plan to remain at the forefront of these technologies and maintain the most secure and trusted infrastructure environment in our industry; and

5.
Shift our culture from a localized, client-specific environment to one that delivers multiple services from various locations using more standardized processes with a single focus on value creation and client service.

In line with our focus on improved profitability and growth in our core business, we have identified and are executing on three near-term initiatives:

•
Cease further participation in the Medicare RAC program beyond what is already committed. We invested heavily in the current Medicare RAC program, and incurred losses each quarter through the end of 2011. We increased our revenue and began generating profits in 2012 and improved profitability in 2013. As we have disclosed previously, restrictions and scope limitations imposed on all Medicare RAC program contractors resulted in a severe decline in our revenue from this program beginning in the third quarter of 2013. We continue to generate only limited revenue currently, and have little confidence as to when or if the limitations and scope restrictions will be lifted or revised. Further, the Medicare RAC program rebid process has been delayed significantly, and the final awards under the rebid process currently are subject to multiple protests that likely will cause further delays in new contracts being awarded. The Medicare RAC rebid Request For Quote and related Statement of Work include uncertain audit scope and business terms that we believe are more challenging than those in the current program. These factors, combined with the ongoing pressure from the provider community to limit the scope of Medicare RAC auditing in the future, cause us to believe that entering into a new Medicare RAC contract presents an unacceptable level of financial risk for PRGX and therefore, as previously announced, we have withdrawn our bids for the new Medicare RAC contracts. We have adjusted our cost structure to reflect the lower claim volumes we currently are generating, and will continue to lower costs in order to minimize our losses during the wind-down of these contracts while maintaining adequate resources to enable us to continue to meet our contractual obligations. We will continue to serve our remaining Healthcare Claims Recovery Audit clients, and expect to continue our efforts to grow this service line other than the portion relating to the Medicare RAC program.

•
Increase our focus on business development and client profitability in our Recovery Audit Services – Europe/Asia-Pacific segment. We made progress in 2013 in lowering our cost to serve and gaining new clients in this segment. We plan to accelerate our efforts to move business to our shared service delivery centers in 2014. We also expect to leverage recent client wins in new service areas to generate greater revenue from new clients across this region. We believe our growth prospects here are promising, and intend to capitalize on these opportunities in 2014 and beyond.

•
Rationalize our Profit Optimization service offerings. Over the last five years, we have invested heavily in multiple service areas within Profit Optimization with good success in certain areas but only limited success in others. We continue to believe that we can provide services beyond our core recovery audit services and leverage our deep relationships with our blue chip clients. We currently are reviewing all of our Profit Optimization service offerings to assess their alignment with our growth direction and evaluate their ability to generate acceptable financial results in the near to medium term.

We expect to complete our strategy review in the second quarter of 2014 with the intent of improving our long-term profitability. However, we expect these changes to have a negative impact on our revenue and profitability in the near term as we implement these changes.
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
Clients
PRGX provides its services principally to large and mid-sized businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 30.4% of our revenue in 2013, 28.2% in 2012 and 30.2% in 2011. Wal-Mart Stores, Inc. (and its affiliated companies) accounted for approximately 10.2% of our revenue in 2011. No client accounted for 10% or more of total revenue in 2013 or 2012.
Client Contracts
PRGX provides services to its clients pursuant to contracts. Our compensation under recovery audit service contracts generally is stated as a stipulated percentage of improper payments or other savings recovered for or realized by clients. Recovery audit clients generally recover claims by either (a) taking credits against outstanding payables or future purchases from the involved vendors or service providers, or (b) receiving refund checks directly from those vendors or service providers. Industry practice generally dictates the manner in which a client receives the benefit for a recovery audit claim. In many cases, we must satisfy client-specific procedural guidelines before we can submit recovery audit claims for client approval. For services such as Profit Optimization services, client contracts often provide for compensation to us in the form of a flat fee, fee rate per hour, or a fee per other unit of service.
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
Auditor Hiring, Training and Compensation
Many of our auditors and specialists formerly held finance-related management positions in the industries we serve. Training primarily is provided in the field by our experienced auditors enabling newly hired auditors to develop and refine their auditing skills and improve productivity. We also use various other training materials such as process manuals and documented policies and procedures to supplement the field training provided by our experienced auditors. We periodically upgrade our training programs based on feedback from auditors and changing industry protocols. Many of our auditors and specialists participate in one of our incentive compensation plans that link compensation of the auditor or specialist to audit performance.
Proprietary Rights
From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We consider the costs associated with these activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $6.0 million in 2013, $4.0 million in 2012 and $3.4 million in 2011.
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Discover Your Hidden Profits®, SureF!nd®, PRG-Schultz™, imDex™, Profit Discovery™, AuditPro™, DirectF!nd™, claimDex™, GET™; PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, PRGX MailTrax™, PRGX FraudTrax™, PRGX MerchTrax™, and PRGX SpendTrax™.
Competition
Accounts Payable Recovery Audit Services
We believe that the principal providers of domestic and international accounts payable recovery audit services in major markets worldwide consist of PRGX, one substantial competitor, and numerous other smaller competitors. The smaller recovery audit firms generally do not possess multi-country service capabilities and do not have the centralized resources or broad client base required to support the technology investments necessary to provide comprehensive recovery audit services for large, complex accounts payable systems. These smaller firms, therefore, are less equipped to audit large, data-intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources and may lack the experience and knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, we believe that compared to most other firms providing accounts payable recovery audit services, PRGX has competitive advantages based on its domestic and international presence, well-trained and experienced professionals, and advanced technology.
While we believe that PRGX has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, we face competition from the following:
Client Internal Recovery Audit Departments. A number of large retailers (particularly those in the discount, grocery and drug sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external recovery audit firms. Regardless of the level of recoveries made by internal recovery audit departments, we have observed that virtually all large retail clients retain at least one (primary), and frequently two (primary and secondary), external recovery audit firms to capture errors not identified by their internal recovery audit departments.
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
Healthcare Claims Recovery Audit Services
A number of national and regional private payers have developed their own post-payment recovery audit capabilities. Nevertheless, these private payers typically also retain or engage one or more third party post payment audit service providers. The competitive landscape in Healthcare Claims Recovery Audit services includes:
•Firms that provide recovery audit services across multiple industries including healthcare;
•Firms that provide healthcare IT solutions and services to both the government and private payers; and

•Firms that contract with federal and state governments’ integrity programs.
Profit Optimization Services
Our Profit Optimization services business faces competition from regional and local consulting firms; privately and publicly held worldwide and national firms; large, well-known ERP software vendors; procurement-specific software providers and smaller, very specialized analytics providers. These businesses compete generally on the basis of the breadth, quality and cost of the services and products provided to clients. We believe that we differentiate ourselves from our competitors by virtue of synergies with our analytics capabilities and our direct channel to existing accounts payable recovery audit clients.
Regulation
Various aspects of our business, including, without limitation, our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in both the U.S. and internationally. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to our Healthcare Claims Recovery Audit work. Internationally, we must comply with the European Data Protection Directive that various members of the European Union have implemented, as well as with data protection laws that exist in many of the other countries where we serve clients. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to our reputation or in certain circumstances, criminal penalties.
Employees
As of January 31, 2014, PRGX had approximately 1,650 employees, of whom approximately 660 were in the U.S. The majority of our employees are involved in the recovery audit function.
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

ITEM 1A. Risk Factors
Revenue from our accounts payable recovery audit business generally has declined in the past several years. We must successfully execute our recovery audit growth strategy in order to increase our revenue, and must lower our cost of delivery in order to maintain profitability.
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
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 30.4% of our annual revenue in 2013, 28.2% in 2012 and 30.2% in 2011. Wal-Mart Stores, Inc. (and its affiliated companies) accounted for 10.2% of our total revenue in 2011. No client accounted for 10% or more of total revenue in 2013 and 2012. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
Although we continually seek to diversify our client base, we may be unable to offset the effects of an adverse change in one of our key client relationships. For example, if our existing clients elect not to renew their contracts with us at the expiration of the current terms of those contracts, or reduce the services they purchase thereunder, our recurring revenue base will be reduced, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, we could lose clients if they cancel their agreements with us, if we fail to win a competitive bid at the time of contract renewal, if the financial condition of any of our clients deteriorates or if our clients are acquired by, or acquire, companies with which we do not have contracts, any of which could materially and adversely affect our business, financial position, results of operations, and cash flows.
Our strategy may not be successful.
As discussed in Item 1 “The PRGX Strategy,” we are in the process of reviewing our strategy. Although we have not completed our review, we believe the following foundational elements ultimately will shape the go-forward strategy for the Company - focus on improving profitability and growth in our core recovery audit business. Achieving these objectives will require that we maintain our dedicated focus on clients and rekindle our growth. These efforts are ongoing, and the results of our efforts will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our business, financial position, results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenue and improved financial performance as planned.
Our acquisitions, investments, partnerships and strategic alliances may require significant resources and/or result in significant unanticipated losses, costs or liabilities.
Acquisitions have contributed to our revenue. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions, investments and strategic alliances will be important to our growth strategy.
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
Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:
•problems with effective integration of acquired operations;
•the inability to maintain key pre-acquisition business relationships;
•increased operating costs;

•the diversion of our management team from its other operations;
•problems with regulatory agencies;
•exposure to unanticipated liabilities;
•difficulties in realizing projected efficiencies, synergies and cost savings; and
•changes in our credit rating and financing costs.
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
Our ability to make payments due on debt we may have outstanding will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient to make these payments, we may take actions such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Some or all of these actions may not be sufficient to allow us to service our debt obligations and we could be required to file for bankruptcy. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. In addition, our credit agreements may limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to undertake any of these actions successfully could materially and adversely affect our business, financial position, results of operations and cash flows.
We have incurred and will continue to incur significant costs in connection with our Medicare, Medicaid and other healthcare claims audit recovery work, partially as a result of our withdrawal from the Medicare RAC program rebid process.
We have expended substantial resources in connection with preparing for and providing healthcare claims recovery audit services, including those under the Medicare RAC program. We have withdrawn our bids for new Medicare RAC program contracts, but will continue to incur significant costs during the wind-down phase of our current subcontracts and expect to incur losses in providing services under these subcontracts as a result. There are complex regulations governing many healthcare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations under the Medicare RAC program. These regulations, the terms of the Company’s Medicare RAC subcontracts and the complexity of Medicare and other healthcare data, systems and processes, generally make it more difficult and requires more time to achieve recoveries from healthcare claims recovery auditing than in other areas of our recovery audit business. Finally, to the extent that auditing under the current Medicare RAC program is extended and continues to be subject to the significant audit scope restrictions, the results of our operations from participation in the program will be adversely impacted.
Our participation in the Medicare recovery audit program is as a subcontractor, and, consequently, is subject to being reduced or eliminated should our subcontracts be terminated or should the prime contractors with whom we have contracted have their prime contracts with CMS terminated.
Under the Medicare RAC program, we are participating as a subcontractor in three of the program’s four geographic regions. Accordingly, we have entered into three separate subcontracts with the prime contractors and are not directly contracting with CMS. Under these circumstances, we generally bear the risk that the prime contractors will not meet their performance obligations to CMS under the prime contract, that the prime contractors will not pay us amounts due under the subcontracts and that the prime contractors will seek to terminate our subcontracts or otherwise minimize our role in the Medicare RAC program. Furthermore, the failure of a prime contractor to perform its obligations to CMS could result in the termination of the associated contract with CMS, which would, in turn, result in the termination of our subcontract. The termination of any of these subcontracts or the failure of the prime contractors to make required payments to us could have a material adverse effect on our business, financial position, results of operations, and cash flows.
Recovery auditing of Medicare and Medicaid spending is subject to a number of pressures and uncertainties that could impact our future opportunities and revenue from this business.
As contrasted with recovery audit services provided to our retail and commercial clients, recovery auditing of Medicare and Medicaid spending is legislatively mandated and is subject to, among other things, the efforts of healthcare providers and provider associations, including political pressures, to end or severely limit the Medicare and Medicaid recovery audit programs. We expect these efforts and political pressures to be ongoing throughout the life of these programs. If federally mandated recovery audit programs are significantly limited or delayed, subjected to burdensome or commercially challenging requirements, terms and/or conditions, or altogether terminated, our future revenue, operating results, financial position, and cash flows could be materially and adversely affected.
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
We receive, process, store and transmit, often electronically, the confidential data of our clients and others. Unauthorized access to our computer systems or stored data could result in the theft or improper disclosure of confidential information, the deletion or modification of records or could cause interruptions in our operations. These cyber-security risks increase when we transmit information from one location to another, including transmissions over the Internet or other electronic networks. Despite implemented security measures, our facilities, systems and procedures, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, software viruses, misplaced or lost data, programming and/or human errors or other similar events which may disrupt our delivery of services or expose the confidential information of our clients and others. Any security breach involving the misappropriation, loss or other unauthorized disclosure or use of confidential information of our clients or others, whether by us or a third party, could (i) subject us to civil and criminal penalties, (ii) have a negative impact on our reputation, (iii) expose us to liability to our clients, third parties or government authorities, and (iv) cause our present and potential clients to choose another service provider. Any of these developments could have a material adverse effect on our business, results of operations, financial position, and cash flows.
Operational failures in our data processing facilities could harm our business and reputation.
An interruption of data processing services caused by damage or destruction of our facilities or a failure of our data processing equipment could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we also may be liable to third parties or our clients because of such interruption. These risks would increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations, financial position, and cash flows.
Our investment of substantial capital in information technology systems, and a failure to successfully implement such systems could adversely affect our business.
We have invested and continue to invest substantial amounts in the development and implementation of information technology systems. Although investments are carefully planned, there can be no assurance that such systems will justify the related investments. If we fail to realize the benefits expected from our information technology system investments, or if we fail to do so within the envisioned time frame, it could have an adverse effect on our results of operations, financial position, and cash flows.
Client and vendor bankruptcies and financial difficulties could reduce our earnings.
Our clients generally operate in intensely competitive environments and, accordingly, bankruptcy filings by our clients are not uncommon. Bankruptcy filings by our large clients or the significant vendors who supply them or unexpectedly large vendor claim chargebacks lodged against one or more of our larger clients could have a materially adverse effect on our financial condition, results of operations, and cash flows. Similarly, our inability to collect our accounts receivable due to other financial difficulties of one or more of our large clients could adversely affect our financial position, results of operations, and cash flows.
Recent economic conditions which have adversely impacted the retail industry in the U.K. and Europe may continue to have a negative impact on our revenue. Since we generally audit our clients’ purchases up to 15 months in arrears, we cannot yet determine if we have experienced the full impact of the recent economic downturn on our business and revenue. Specifically, client liquidity and the liquidity of client vendors can have a significant impact on claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.
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
Operations outside the U.S. generated 40.7% of our annual revenue in 2013, 40.4% in 2012 and 47.3% in 2011. These international operations are subject to numerous risks, including:

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
Because we expect a significant portion of our revenue to continue to come from operations outside the U.S., and expect to continue transitioning certain of our operations to locations outside the U.S., the occurrence of any of these events could materially and adversely affect our business, financial position, results of operations, and cash flows.
In 2013, our European operations accounted for 20.6% of our consolidated revenue. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where 16% of our employees were located at December 31, 2013. While our operations in India have been key to serving clients more efficiently and cost-effectively under our Next-Generation Recovery Audit service delivery model, India has from time to time experienced instances of civil unrest and hostilities with Pakistan. In recent years, there have been military confrontations between India and Pakistan in the region of Kashmir and along the India-Pakistan border as well as terrorist activity in several major Indian cities. Although the relations between the two countries generally have been improving, military activity or terrorist attacks in the future could adversely affect the Indian economy by disrupting communications and making travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption in our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.
Our Next-Generation Recovery Audit, Healthcare Claims Recovery Audit and Profit Optimization services businesses operate in highly competitive environments and are subject to pricing pressure.
The environment in which our business operates is highly competitive, with numerous other recovery audit firms and other service providers. In addition, many of our recovery audit clients have developed their own internal recovery audit capabilities. As a result of competition among the providers of these services and the availability of certain recovery audit services from clients’ internal audit departments, our business is subject to intense price pressure. Our Profit Optimization services business also has numerous competitors varying in size, market strength and specialization, many of whom have established and well-known franchises and brands. Intense price competition faced by all of our service lines could negatively impact our profit margins and have a potential adverse effect on our business, financial position, results of operations, and cash flows.
Our client contracts generally contain provisions under which the client may terminate our services prior to the completion of the agreement.
Many of our client contracts provide that the client may terminate the contract without cause prior to the end of the term of the agreement by providing us with relatively short prior written notice of the termination. As a result, the existence of contractual relationships with our clients is not an assurance that we will continue to provide services for our clients through the entire term of their respective agreements. If clients representing a significant portion of our revenue terminated their agreements unexpectedly, we may not, in the short-term, be able to replace the revenue and income from such contracts and this would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, client contract terminations also could harm our reputation within the industry which could negatively impact our ability to obtain new clients.
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
Our failure to comply with applicable governmental privacy laws and regulations could substantially impact our business, operations, financial position, and cash flows.
We are subject to extensive and evolving federal, state and foreign privacy laws and regulations. Changes in privacy laws or regulations or new interpretations of existing laws or regulations could have a substantial effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to the Company’s reputation, or in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a wide range of interpretations. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

The ownership change that occurred as a result of our 2006 exchange offer limits our ability to use our net operating losses.
We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $88.6 million of U.S. federal net loss carry-forwards available to the Company, $16.5 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows. However, future ownership changes may result in additional limitations and the loss of portions of these carry-forwards and may significantly increase our projected future tax liability.
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
As of December 31, 2013, the Company’s goodwill and other intangible assets totaled $27.3 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. We recorded an impairment charge of $4.2 million in 2013 relating to certain internally developed software assets. Future impairment testing could result in a determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our articles of incorporation, bylaws and Georgia law may inhibit a change of control that shareholders may favor.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2013, our stock traded as high as $7.76 per share and as low as $4.80 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
•future announcements concerning us, key clients or competitors;
•quarterly variations in operating results and liquidity;
•changes in financial estimates and recommendations by securities analysts;
•developments with respect to technology or litigation;
•changes in applicable laws and regulations;
•the operating and stock price performance of other companies that investors may deem comparable to our company;
•acquisitions and financings; and
•sales and purchases of our stock by insiders.
Fluctuations in the stock market, generally, also impact the volatility of our stock price. Finally, general economic conditions and stock market movements may adversely affect the price of our common stock, regardless of our operating performance.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal executive offices are located in approximately 132,000 square feet of office space in Atlanta, Georgia. We have subleased approximately 58,000 square feet of our principal executive office space to independent third parties. In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease to approximately 58,000 square feet effective January 1, 2015. This space is used by our Recovery Audit Services - Americas and New Services segments and is the primary location of our Corporate Support personnel. Our various operating units lease numerous other parcels of operating space in the various countries in which we currently conduct our business.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends and limit the amount of our common stock that we may repurchase to $10.0 million on an annual basis. As of February 27, 2014, there were 166 holders of record of our common stock and management believes there were approximately 4,000 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2013 and 2012.

2013 Calendar Quarter	High	Low
1st Quarter	$7.30	$5.84
2nd Quarter	7.01	4.80
3rd Quarter	6.73	5.35
4th Quarter	7.76	5.89

2012 Calendar Quarter	High	Low
1st Quarter	$6.50	$5.29
2nd Quarter	8.07	5.66
3rd Quarter	8.85	7.00
4th Quarter	8.60	5.93
Issuer Purchases of Equity Securities
A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2013 is set forth below.

2013	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	$—	—	$—
December 1 - December 31	75,583	$6.53	—	$—
	75,583	$6.53	—

(a)	All shares purchased during the quarter were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b)
We repurchased no shares of our common stock as part of publicly announced plans or programs during the three months ended December 31, 2013. On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2008 and shows total return on investment for the period beginning December 31, 2008 through December 31, 2013, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return
	12/08	12/09	12/10	12/11	12/12	12/13
PRGX Global, Inc.	100.00	144.85	155.15	145.83	158.09	164.71
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
RDG Technology Composite	100.00	160.94	181.64	181.83	208.18	274.77

ITEM 6. Selected Financial Data
The following table sets forth selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 2013. The following data reflects the business acquisitions that we have completed through December 31, 2013. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2013 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statements of Operations Data:	(In thousands, except per share data)
Revenue	$195,216	$208,503	$203,117	$184,081	$179,583
Operating expenses:
Cost of revenue	122,545	134,390	137,482	126,069	115,064
Selling, general and administrative expenses	52,757	52,527	49,102	40,735	40,390
Depreciation of property and equipment	8,231	7,084	5,401	4,903	3,505
Amortization of intangible assets	4,997	7,224	4,991	4,131	3,227
Impairment charges	4,207	—	—	—	—
Total operating expenses	192,737	201,225	196,976	175,838	162,186
Operating income	2,479	7,278	6,141	8,243	17,397
Gain on bargain purchase, net (1)	—	—	—	—	(2,388)
Foreign currency transaction (gains) losses on short-term intercompany balances	(13)	(377)	417	422	(1,595)
Interest expense (income), net	(77)	966	1,616	1,305	3,025
Loss on debt extinguishment and financial restructuring	—	—	—	1,381	—
Income before income taxes	2,569	6,689	4,108	5,135	18,355
Income tax expense (2)	2,755	1,297	1,292	1,882	3,028
Net income (loss)	$(186)	$5,392	$2,816	$3,253	$15,327
Basic earnings (loss) per common share	$(0.01)	$0.21	$0.11	$0.14	$0.67
Diluted earnings (loss) per common share	$(0.01)	$0.21	$0.11	$0.13	$0.65

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(In thousands, except per share data)
Cash and cash equivalents	$43,700	$37,806	$20,337	$18,448	$33,026
Working capital	50,506	37,445	16,319	17,678	18,479
Total assets	132,829	143,586	126,413	106,321	110,513
Long-term debt, excluding current installments	—	3,000	6,000	9,000	11,070
Total shareholders' equity	$93,828	$84,652	$59,090	$48,843	$41,439

(1)
In July 2009, we acquired the business and certain assets of First Audit Partners LLP. The excess of the fair value of assets acquired over the purchase price resulted in a gain on bargain purchase for this acquisition.

(2)
The high effective tax rate relative to the U.S. federal statutory rate in 2013 is due to taxes on income of foreign subsidiaries with no benefit recognized for losses incurred in the U.S. due to the Company having a deferred tax asset valuation allowance. The low effective tax rate in 2012 is attributable to recognition of certain previously unrecognized tax benefits. The low effective tax rate in 2009 is primarily attributable to reductions in the deferred tax asset valuation allowance. See Note 1 (i) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and New Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The New Services segment includes Profit Optimization services as well as Healthcare Claims Recovery Audit services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate the adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop a more efficient service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers. We also are reviewing all of our service offerings to increase our overall profitability.
Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in 2013 by the challenging business climate, particularly in Europe. We experienced delays in claim approvals at certain clients and several clients in Europe entered administration (similar to bankruptcy) late in 2012, resulting in much lower revenue in 2013 from those clients. We recently contracted with several new clients in our Europe/Asia-Pacific region, and are expanding our services in this region as well. We also continue to implement our service delivery model to gain efficiencies in this region. We believe these efforts will enable us to increase our profitability in our Recovery Audit Services – Europe/Asia-Pacific segment.

Separately, during 2013, auditing under our current Medicare RAC program subcontracts became subject to certain additional restrictions imposed by CMS on all Medicare recovery auditors, including deadlines for requesting medical records from providers and submitting claims and the types of claims that may be audited. These restrictions began to limit our Medicare RAC program revenue in the third quarter of 2013 and had a significant negative impact on our fourth quarter Medicare RAC program revenue. Further, we expect our Medicare RAC program revenue from the current subcontracts to be minimal in the first half of 2014, with revenue beyond this date being largely dependent on CMS further extending the authority to request additional medical records from providers and audit those records. We have incurred losses since these additional restrictions were imposed, and expect to continue to incur losses for the remainder of the contract term. Due to the uncertainty regarding the timing and audit scope for the new Medicare RAC program contracts, we did not believe that we could accurately predict the revenue or profitability we could achieve under a new Medicare RAC program contract, and believed that we may continue to incur losses under the program even if we were awarded a new contract. Therefore, we determined that the financial risk of one or more new contracts was too great, and withdrew from the Medicare RAC program rebid process in February 2014. We expect to continue auditing claims under the existing contracts through the second quarter of 2014, and to continue collection and appeal defense efforts through the end of 2015. We have adjusted our cost structure to reflect the lower claim volumes we currently are generating, and will continue to lower costs in order to minimize our losses during the wind-down of these contracts while maintaining adequate resources to enable us to continue to meet our contractual obligations. We will continue to serve our other clients and remain focused on gaining new clients in our Healthcare Claims Recovery Audit service line.
Finally, we also are in the process of rationalizing our Profit Optimization service offerings. Certain of these services have generated strong revenue and profitability in the past several years, but others have generated losses. We currently are reviewing all of our Profit Optimization offerings to assess their alignment with our renewed focus on profitable growth and plan to exit those services that we determine are not likely to generate acceptable financial results in the near to medium term.
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

Results of Operations
The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2013	2012	2011
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	62.8	64.5	67.7
Selling, general and administrative expenses	27.0	25.2	24.2
Depreciation of property and equipment	4.2	3.4	2.7
Amortization of intangible assets	2.6	3.4	2.4
Impairment charges	2.1	—	—
Total operating expenses	98.7	96.5	97.0
Operating income	1.3	3.5	3.0

Foreign currency transaction (gains) losses on short-term intercompany balances	—	(0.2)	0.2
Interest expense, net	—	0.5	0.8
Income before income taxes	1.3	3.2	2.0
Income tax expense	1.4	0.6	0.6

Net income (loss)	(0.1)%	2.6%	1.4%

Year Ended December 31, 2013 Compared to Prior Years
Revenue. Revenue was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$118,649	$121,638	$115,807
Recovery Audit Services – Europe/Asia-Pacific	46,436	53,783	61,570
New Services	30,131	33,082	25,740
Total	$195,216	$208,503	$203,117
Total revenue decreased by $13.3 million, or 6.4%, in 2013, and increased $5.4 million, or 2.7%, in 2012. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased by 2.5% in 2013 and increased by 5.0% in 2012. We experience changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in both 2013 and 2012. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2013 revenue decreased by 1.4% compared to a decrease of 2.5% as reported, and 2012 revenue increased by 6.4% compared to an increase of 5.0% as reported.
The changes in our Recovery Audit Services – Americas revenue in 2013 and 2012 were due to a number of factors in addition to changes in FX rates. Revenue increased 1.6% in both years due to new clients and new geographic territories for existing clients. Revenue from existing clients decreased 4.2% in 2013 and 1.4% in 2012. The decrease in 2013 is due primarily to lower revenue from a significant retail client that has increased its internal resources and is identifying more claims itself, scope restrictions at another significant client, and lower contingency fee rates at a few clients. The decrease in revenue from existing clients in 2012 is due primarily to one significant client for which 2011 included an audit of purchases from multiple years for one area and 2012 included an audit of purchases for one year, as well as increased findings by this client’s internal staff that reduced the opportunity available to us. Revenue from new clients we gained through our acquisition of Business Strategy, Inc. (“BSI”) in December 2011 added another 7.1% to our revenue in 2012. These 2012 increases were offset primarily by discontinued clients and, to a lesser extent, demotions from primary auditor to secondary auditor and by restrictions on claim types imposed by certain clients.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by 13.7% in 2013 and decreased by 12.6% in 2012. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region negatively impacted reported revenue in both 2013 and 2012. On a constant dollar basis, adjusted for changes in FX rates, 2013 revenue decreased by 13.1% compared to a decrease of 13.7% as reported, and 2012 revenue decreased by 10.0% compared to a decrease of 12.6% as reported. Revenue increased 6.6% in 2013 and 4.8% in 2012 due to new clients and new geographic territories for existing clients. Revenue from existing clients decreased 8.3% in 2013 and 5.9% in 2012. The 2013 decrease resulted primarily from several clients that entered administration (similar to bankruptcy) in late 2012 for which we generated much lower revenue in 2013, the loss of an audit in one geographic territory for a significant client, and a decrease in scope at another significant client. The 2012 decrease resulted primarily from fewer individually significant claims at continuing clients in 2012 than were generated in 2011, and audits of special claim concepts that positively impacted 2011 to a greater degree than 2012. The remaining net decrease is due to discontinued clients and lower revenue from cyclical clients, which generally include commercial companies for which we complete audits in a relatively short period of time, and then have several quarters with no revenue while we are between audits. As in our Recovery Audit Services – Americas segment, we experience competitive and other pressures in this segment, but to a lesser degree due to the smaller number of competitors with global capabilities.
New Services revenue decreased by 8.9% in 2013 and increased by 28.5% in 2012. Our Healthcare Claims Recovery Audit business more than doubled its revenue in 2012 and continued to grow until late in the third quarter of 2013, when additional restrictions imposed on all Medicare RAC program contractors severely impacted our revenue and caused a decline in revenue for the year. As noted earlier, we have withdrawn from the Medicare RAC program rebid process, and expect to generate minimal revenue from this program in 2014. We will continue to serve our remaining Healthcare Claims Recovery Audit clients and will continue to solicit new clients in this service line.
Our Profit Optimization revenue declined moderately in both 2013 and 2012, due primarily to the completion of large projects in each year with no projects of similar significance to replace them. We currently are in the process of rationalizing our services in this area, and anticipate that revenue will decline in 2014 as a result. However, our intention is to improve profitability in the service line by exiting certain services that have failed to achieve profitability in the past several years.
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
COR was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$60,603	$64,205	$64,946
Recovery Audit Services – Europe/Asia-Pacific	36,762	41,715	47,105
New Services	25,180	28,470	25,431
Total	$122,545	$134,390	$137,482
COR as a percentage of revenue for Recovery Audit Services – Americas was 51.1% in 2013, 52.8% in 2012 and 56.1% in 2011. We are investing in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services – Americas COR in each year. We are realizing the benefits of the investments and have reduced COR as a percentage of revenue in each of the past three years. We continue to implement additional facets of our strategic initiatives, and believe we will continue to reduce COR as a percentage of revenue in 2014.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 79.2% in 2013, 77.6% in 2012 and 76.5% in 2011. COR decreased 11.4% in 2012 and 11.9% in 2013, but these decreases were not sufficient to offset the revenue declines in each year. The auditors in this segment generally earned fixed salaries with only a small amount of variable compensation, primarily bonuses. Since their pay had only a limited dependency on revenue generated, the decrease in revenue in the segment had a greater negative impact on COR as a percentage of revenue than would have occurred under a more variable compensation plan, such as the commission-based pay plan we generally utilize in the U.S. and Canada. Beginning in the fourth quarter of 2013, we migrated many of our auditors in this segment to a commission-based pay plan, and plan to migrate others in 2014. We anticipate that these changes, along with our continuing efforts to increase revenue and centralize and standardize the recovery audit processes in this segment, will enable us to lower our COR as a percentage of revenue in this segment in 2014.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (79.2% for 2013) compared to Recovery Audit Services – Americas (51.1% for 2013) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower revenue per client than those served by the Recovery Audit Services – Americas segment.
New Services COR relates primarily to costs of Profit Optimization services and costs associated with services we provide under the Medicare RAC program subcontracts portion of our Healthcare Claims Recovery Audit business. New Services revenue exceeded COR by $5.0 million in 2013, $4.6 million in 2012 and $0.3 million in 2011. We expect to generate lower revenue from the Medicare RAC program in 2014. Although we plan to reduce costs in this area, we expect that our cost reductions will not be sufficient to enable us to maintain revenue in excess of COR for our services under the Medicare RAC program, resulting in New Services COR exceeding New Services revenue in 2014.
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
SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$19,514	$19,882	$18,479
Recovery Audit Services – Europe/Asia-Pacific	4,067	4,980	4,627
New Services	6,369	5,497	4,907
Subtotal for reportable segments	29,950	30,359	28,013
Corporate Support	22,807	22,168	21,089
Total	$52,757	$52,527	$49,102
Recovery Audit Services – Americas SG&A decreased 1.9% in 2013 and increased 7.6% in 2012. The decrease in 2013 is due to lower incentive compensation accruals and lower legal expenses as 2012 included expenses for an overtime wages claim, partially offset by higher sales commissions and incremental contingent consideration relating to our December 2011 acquisition of Business Strategy, Inc. ("BSI"). The 2012 increase resulted primarily from costs incurred in connection with the execution of our growth strategies, incremental expenses resulting from the BSI acquisition and costs relating to an overtime wages claim.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased 18.3% in 2013 and increased 7.6% in 2012. The 2013 decrease resulted primarily from the reversal of provisions for bad debts recorded in 2012 due to our collecting the past due accounts and a reduction in a business acquisition obligation resulting from decreased revenue and profitability generated by the acquired business. The 2012 increase resulted primarily from severance charges and provisions for bad debts, partially offset by a reduction in the same business acquisition obligation that we reduced in 2013.
New Services SG&A increased 15.9% in 2013 and 12.0% in 2012. The increase in 2013 primarily resulted from additional personnel and related costs we incurred in our efforts to generate additional Profit Optimization revenue. The increase in 2012 primarily resulted from our continuing efforts to improve our processes and develop new tools for use in our Healthcare Claims Recovery Audit business.
Corporate Support SG&A includes stock-based compensation charges of $6.3 million in both 2013 and 2012, and $5.1 million in 2011. Excluding stock-based compensation charges, Corporate Support SG&A increased 4.2% in 2013 and decreased 0.9% in 2012. The increase in 2013 relates primarily to severance costs associated with the departure of the Company’s former President and CEO, partially offset by lower incentive compensation accruals.
Depreciation of Property and Equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$5,617	$4,651	$3,491
Recovery Audit Services – Europe/Asia-Pacific	514	322	417
New Services	2,100	2,111	1,493
Total	$8,231	$7,084	$5,401
The increases in depreciation relate primarily to improvements we made to our IT infrastructure and to an increase in the depreciation of capitalized software development costs. As a result of the impairment charges recorded in the fourth quarter of 2013, we anticipate that depreciation expense will decline in 2014 from 2013 levels due to the lower cost basis being depreciated.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$2,792	$4,355	$2,467
Recovery Audit Services – Europe/Asia-Pacific	1,508	2,062	1,665
New Services	697	807	859
Total	$4,997	$7,224	$4,991
Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Our most recent acquisitions include BSI in Recovery Audit Services – Americas in December 2011, the associate migrations in Recovery Audit Services – Europe / Asia-Pacific in 2011 and 2012, and Etesius Limited and TJG Holdings LLC in New Services in 2010. Amortization expense increased in 2012 in our recovery audit segments due to the acquisitions in 2011 and 2012, then declined in 2013 as we did not complete an acquisition in 2013. Similarly, New Services amortization declined in both 2012 and 2013 as we have not completed an acquisition in this segment since 2010. We anticipate that, absent our completing additional acquisitions in 2014, amortization expense will continue to decrease in 2014.
Impairment Charges. Impairment charges were as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$2,702	$—	$—
Recovery Audit Services – Europe/Asia-Pacific	—	—	—
New Services	1,505	—	—
Total	$4,207	$—	$—

The impairment charges in the Recovery Audit Services - Americas segment relate to certain capitalized software development costs associated with our Next-Generation Recovery Audit service delivery model. Much of the development efforts in this area were beneficial, but certain aspects of the development did not yield the benefits anticipated. We continue to develop this service delivery model, but have changed our focus in certain areas and no longer expect to receive future economic benefit from certain costs and recorded an impairment charge in the fourth quarter of 2013.

The impairment charges in the New Services segment relate primarily to the capitalized software development costs for the systems we use to deliver our services under the Medicare RAC program. With our decision to withdraw our bids for a new contract under this program, we no longer anticipate generating meaningful revenue in this area and recorded an impairment charge in the fourth quarter of 2013.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates between foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains.
In 2011, the local currencies of certain of our foreign subsidiaries with significant short-term intercompany balances weakened relative to the U.S. dollar, resulting in recorded losses of $0.4 million. The U.S. dollar generally weakened relative to those foreign currencies in 2013 and 2012, resulting in our recording net foreign currency transaction gains on short-term intercompany balances of less than $0.1 million and $0.4 million, respectively.
Net Interest Expense (Income). Net interest income was $0.1 million in 2013. Net interest expense was $1.0 million in 2012 and $1.6 million in 2011. The net interest expense in 2011 was due primarily to interest expense associated with business acquisition obligations, uncertain tax positions and borrowings outstanding under a credit facility. Interest expense associated with business acquisition obligations and the credit facility declined in both 2012 and 2013 as we paid down the outstanding balances in both years. In addition, we recorded net reversals of $0.8 million in each of 2013 and 2012 of accruals made in previous years for interest on uncertain tax positions as described in more detail under Income Tax Expense below.
Income Tax Expense. Our reported effective tax rates on earnings approximated 107.2% in 2013, 19.4% in 2012 and 31.5% in 2011. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The high effective tax rate in 2013 is due to the Company's U.S. operations incurring a loss due in part to the impairment charges noted above, while certain foreign subsidiaries generated greater taxable income in 2013 than in 2012. Income tax expense reflects the net reversal of $0.5 million in each of 2013 and 2012 of the accruals made in previous years for uncertain tax positions.
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
Together with the reversal of interest expense accruals described above, the total net reduction to our reserves for uncertain tax positions based on changes in accruals was $1.4 million in 2013 and $1.2 million in 2012. These reserves decreased in 2013 by an additional $1.3 million due to payments we made to various taxing authorities. We initially established these reserves based on estimates we made in prior years of the potential liability we may incur should certain domestic and foreign tax jurisdictions perform audits of our books and records and determine that we owe additional taxes, for which they may also assess penalty and interest amounts. We increased the reserves for additional estimated interest in subsequent years to reflect the additional time from when the estimated potential taxes may have been due. In 2012, we adjusted our estimates for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our beginning the voluntary disclosure agreement process with one state. In 2013, we further adjusted our estimates based primarily on completing voluntary disclosure processes with additional states. Under these voluntary disclosure agreements, we agreed to file required returns for specified periods, and received waivers of the requirement to file other returns as well as limitations on the taxes and other amounts required to be paid in connection with such filings.
As of the end of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $48.5 million in both 2013 and 2012, and $51.6 million in 2011 were appropriate. We recorded a reduction in the deferred tax asset valuation allowance of $1.7 million in 2011 as a result of the deferred tax liabilities that we recorded relating to business acquisitions. The remaining reduction in each of the three years was due primarily to lower net deferred tax assets for which we recorded a portion of the valuation allowance. We expensed or impaired a significant amount of acquisition-related intangible assets in previous years for financial reporting purposes. For income tax reporting purposes, we continue to deduct the amortization of these intangible assets over their tax lives, generally 15 years. The excess of tax amortization over amortization for financial reporting purposes is reducing the related deferred tax asset each year, resulting in lower deferred tax assets and a lower related valuation allowance, although increases in our net operating losses have partially offset this impact in recent years. This reduction in deferred tax assets related to intangible assets was $5.3 million in 2013, $5.7 million in 2012 and $5.8 million in 2011, although we currently project this effect to decline in 2014 and in subsequent years.
As of December 31, 2013, we had approximately $88.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2033. As of December 31, 2013, we had approximately $100.9 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2018 and 2033 and are subject to certain limitations.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $88.6 million of U.S. federal loss carry-forwards available to the Company, $16.5 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows.
Adjusted EBITDA. We evaluate the performance of our operating segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant.
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(186)	$5,392	$2,816
Income tax expense	2,755	1,297	1,292
Interest expense (income), net	(77)	966	1,616
EBIT	2,492	7,655	5,724
Depreciation of property and equipment	8,231	7,084	5,401
Amortization of intangible assets	4,997	7,224	4,991
EBITDA	15,720	21,963	16,116
Impairment charges	4,207	—	—
Foreign currency transaction (gains) losses on short-term intercompany balances	(13)	(377)	417
Acquisition-related charges (benefits)	602	(231)	800
Transformation severance and related expenses	2,544	2,107	2,031
Wage claim costs	—	984	—
Stock-based compensation	6,294	6,321	5,093
Adjusted EBITDA	$29,354	$30,767	$24,457
Acquisition-related charges (benefits) included: acquisition obligations classified as compensation of $0.2 million in 2013, $0.4 million in 2012 and $0.4 million in 2011; acquisition transaction costs of $0.4 million in 2011; and fair value adjustments to acquisition-related contingent consideration of $0.4 million in 2013 and $(0.6) million in 2012. We made the final payments for the related acquisitions in the first quarter of 2014, and expect acquisition-related charges to be less than $0.1 million in 2014 for all prior acquisitions.

Transformation severance and related expenses increased $0.4 million, or 20.7%, in 2013 due to the inclusion of $1.1 million of costs associated with the departure of the Company's former President and CEO. Transformation severance and related expenses increased $0.1 million, or 3.7%, in 2012 due to fluctuations associated with the implementation of the phases of our Next-Generation Recovery Audit service delivery model.
Wage claim costs in 2012 relate to specific legal issues that were resolved in 2012. We have not incurred any similar costs in 2013.
Stock-based compensation decreased by less than $0.1 million, or 0.4%, in 2013 and increased $1.2 million, or 24.1%, in 2012. The higher expenses in 2013 and 2012 are due primarily to these periods including the acceleration of vesting of outstanding awards for certain executives in connection with their separation from the Company, partially offset in 2013 by greater forfeitures of nonvested awards, fewer aggregate nonvested stock awards outstanding and lower fair values assigned to more recent stock awards.
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2013, 2012, and 2011 was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Recovery Audit Services – Americas	$39,954	$38,620	$33,847
Recovery Audit Services – Europe/Asia-Pacific	5,842	7,632	10,404
New Services	(1,063)	298	(4,158)
Subtotal for reportable segments	44,733	46,550	40,093
Corporate Support	(15,379)	(15,783)	(15,636)
Total	$29,354	$30,767	$24,457
Recovery Audit Services – Americas Adjusted EBITDA increased by $1.3 million, or 3.5%, in 2013 and $4.8 million, or 14.1%, in 2012. The 2013 increase resulted from reductions in COR and SG&A expenses that exceeded the decrease in revenue for the year. The 2012 increase resulted from higher revenue combined with lower COR, partially offset by an increase in SG&A expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased by $1.8 million, or 23.5%, in 2013 and $2.8 million, or 26.6%, in 2012. The decreases are due to lower revenue partially offset by lower COR in both years, and by lower SG&A expenses in 2013.
New Services Adjusted EBITDA was a loss of $(1.1) million in 2013, income of $0.3 million in 2012, and a loss of $(4.2) million in 2011. Our Healthcare Claims Recovery Audit business more than doubled its revenue from 2011 to 2012, and declined by less than 10% in 2013, enabling this business to generate positive Adjusted EBITDA in 2013 and 2012. Profit Optimization generated an Adjusted EBITDA loss in 2011, and incurred increasing losses in 2012 and 2013 due to revenue declines that were not sufficiently offset by lower expenses. As the existing Medicare RAC program is winding down and the Company has withdrawn its bids for a new contract, we anticipate generating much lower revenue and a much greater Adjusted EBITDA loss from Healthcare Claims Recovery Audit services in 2014.
Corporate Support Adjusted EBITDA decreased by $0.4 million, or 2.6%, in 2013 and increased by $0.1 million, or 0.9%, in 2012. The decrease in 2013 is due primarily to lower incentive compensation accruals, partially offset by higher non-incentive payroll expenses.
Liquidity and Capital Resources
As of December 31, 2013, we had $43.7 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. As of December 31, 2013, the revolver had approximately $7.7 million of calculated availability for borrowings. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2013. We amended the SunTrust credit facility in January 2014 as further described in Secured Credit Facility below.

The $43.7 million in cash and cash equivalents includes $22.4 million held in the U.S., $9.1 million held in Canada, and $12.2 million held in other foreign jurisdictions, primarily in the United Kingdom, France, and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Operating Activities. Net cash provided by operating activities was $18.4 million in 2013, $18.8 million in 2012 and $19.3 million in 2011. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(186)	$5,392	$2,816
Adjustments for certain non-cash items	23,886	19,667	13,945
	23,700	25,059	16,761
Changes in operating assets and liabilities	(5,276)	(6,216)	2,532
Net cash provided by operating activities	$18,424	$18,843	$19,293
The change in net cash provided by operating activities from 2012 to 2013 primarily resulted from lower net income adjusted for non-cash items in 2013, partially offset by changes in operating assets and liabilities. These changes included higher payments made in 2013 for incentive compensation earned in 2012 than were made in 2012 for incentive compensation earned in 2011, lower incentive compensation accruals in 2013, and higher payments in 2013 for equipment purchased in 2012, which were partially offset by net collections of receivables in 2013 compared to a net increase in receivables in 2012.
Net income (loss) adjusted for certain non-cash items increased $8.3 million in 2012 as compared to 2011. This increase compared to 2011 was offset primarily by the impact of the change in accounts payable and incentive compensation accruals between 2010 and 2011, which resulted in the positive change in operating assets and liabilities in 2011. These incentive compensation accruals were low at the end of 2010 and higher in 2011, thereby generating cash from working capital changes in 2011. The 2012 accruals were more consistent with the 2011 levels, thus not resulting in a comparable benefit in 2012.
We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.
We have one client, Wal-Mart Stores Inc., that accounted for 10% or more of our annual revenue in 2011. No client accounted for 10% or more of our annual revenue in 2012 or 2013. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.
Investing Activities. Net cash used for capital expenditures was $6.9 million in 2013, $7.9 million in 2012 and $8.3 million in 2011. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our Next-Generation Recovery Audit service delivery model, and develop software relating to our participation in the Medicare RAC program and our Profit Optimization services.
Capital expenditures are discretionary and we currently expect 2014 capital expenditures to approximate 2013 levels. Although we continue to enhance our Next-Generation Recovery Audit service delivery model, we expect this project to require less development in 2014 than it did in 2013, and we expect only limited development of our Healthcare Claims Recovery Audit systems in 2014. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Business Acquisitions
We made several business acquisitions over the past few years, each of which is discussed more fully in Note 12 – Business Acquisitions in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Following is a summary of business acquisition activities impacting our liquidity and capital resources in the past three years.

In July 2009, we acquired the business and certain assets of First Audit Partners LLP (“FAP”), a privately-held European provider of recovery audit services based in Cambridge, United Kingdom, for a purchase price valued at $5.8 million. The purchase price included an initial cash payment of $1.6 million that we paid in July 2009. We made the first of two deferred payments required as part of the FAP acquisition in January 2010 in the amount of £0.5 million ($0.8 million) and the second payment of £0.8 million ($1.3 million) in July 2010. Additional variable consideration potentially was due based on the operating results generated by the acquired business over a four year period from the date of acquisition. From the acquisition date to December 31, 2013, we paid £1.1 million ($1.7 million) of the earn-out and recorded accretion and other adjustments of the liability that resulted in a net decrease of $0.4 million. There were no remaining amounts payable relating to this acquisition as of December 31, 2013.
In February 2010, we acquired all of the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders that we paid in February 2010 as well as deferred payments of $1.2 million over four years from the date of the acquisition. We also may be required to make additional payments of up to $3.8 million over a four-year period if the financial performance of this service line meets certain targets. These payments would be to Etesius employees that we hired in connection with the acquisition. We will not be obligated to make the deferred and earn-out payments to these employees if they resign or are terminated under certain circumstances. We therefore are recognizing the accrual of the deferred payments as compensation expense. From the acquisition date to December 31, 2013, we paid $0.5 million of the deferred payments and paid the final $0.7 million in February 2014. We have not paid or accrued any earn-out payments as of December 31, 2013.
In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois for a purchase price valued at $3.7 million. The purchase price included an initial cash payment of $2.3 million that we paid in November 2010. Additional payments of up to a maximum of $1.9 million potentially were due to the sellers in four semi-annual payments if certain performance targets were met. We recorded $1.4 million as the estimated fair value of these payments at the acquisition date. From the acquisition date to December 31, 2013, we paid $1.9 million of the earn-out and recorded accretion and other adjustments of the liability of $0.5 million. There were no remaining amounts payable relating to this acquisition as of December 31, 2013.
In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), both based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.7 million was made in the first half of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, potentially was due based on the performance of the acquired businesses over a two year period from the date of acquisition. We also could have been required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable at the acquisition date based on management’s estimate of the fair value of the variable consideration payable. From the acquisition date to December 31, 2013, we paid $3.7 million of the earn-out liability consisting of cash payments of $2.3 million and 217,155 shares of our common stock having a value of $1.4 million. We also recorded accretion and other adjustments to the earn-out liability of $1.3 million, resulting in an earn-out payable of $2.5 million as of December 31, 2013.
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
We did not complete a business acquisition in the year ended December 31, 2013.
Financing Activities. Net cash used in financing activities was $4.6 million in 2013 and $5.4 million in 2011. Net cash provided by financing activities was $7.8 million in 2012. The net cash provided by financing activities in 2012 included net proceeds of $14.7 million from our follow-on public offering in December 2012. The net cash used in financing activities in 2013 included $4.1 million of net proceeds we received from the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $3.0 million on our term loan in each year and an additional final payment of $3.0 million in December 2013 that was not due until January 2014. Payments of deferred acquisition consideration of $1.9 million in 2013, $2.8 million in 2012 and $1.7 million in 2011 include earn-out payments we made relating to the acquisition of The Johnsson Group, deferred compensation relating to the acquisition of Etesius Limited and additional working capital payments and earn-out payments related to the BSI acquisition.
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). We used substantially all the funds from the SunTrust term loan to repay in full the $14.1 million outstanding under our then-existing Ableco LLC term loan. The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Prior to the January 2014 amendment to the SunTrust credit facility described below, amounts available for borrowing under the SunTrust revolver were based on our eligible accounts receivable and other factors. Borrowing availability under the SunTrust revolver at December 31, 2013 was $7.7 million. We had no borrowings outstanding under the SunTrust revolver as of December 31, 2013. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the credit facility based on eligible accounts receivable, increased our stock repurchase program limit, and extended the scheduled maturity of the credit facility to January 16, 2015 (subject to earlier termination as provided therein). We must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million credit facility.
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
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Contractual Obligations and Other Commitments
As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2013 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest and commitment fee on Secured Credit Facility (1)	$128	$123	$5	$—	$—
Operating lease obligations	21,758	7,038	6,188	3,678	4,854
Payments to Messrs. Cook and Toma (2)	854	61	128	135	530
Purchase price payments for business acquisitions (3)	3,156	3,156	—	—	—
Expected interest and compensation relating to business acquisition obligations (4)	101	101	—	—	—
Severance	2,120	1,862	258	—	—
Total	$28,117	$12,341	$6,579	$3,813	$5,384

(1)
Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2013 and assuming no borrowings on the revolver. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Credit Agreement.

(2)	Represents estimated reimbursements payable for healthcare costs incurred by these former executives.

(3)
Represents the estimated present value of deferred payments relating to our acquisitions of Etesius and BSI – see “Business Acquisitions” above. These amounts represent the estimated present value of the variable consideration which is due based on the performance of the acquired businesses through December 31, 2013. The related payments were made in January and February 2014.

(4)	Represents the estimated interest and compensation expense to be incurred to increase the present value amounts for business acquisition obligations listed above to the estimated payment amounts.
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
All Performance Units must be settled before April 30, 2016. We recognized compensation expense of $0.5 million in 2013, $0.2 million in 2012 and less than $0.1 million in 2011 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards will be forfeited and recorded actual forfeitures as incurred.
Cash payments relating to these MIP awards were $0.2 million in 2013 and $0.1 million in 2011. There was no cash payment in 2012 for the MIP awards.
Off-Balance Sheet Arrangements
As of December 31, 2013, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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
During the third quarter of 2011, we changed the point at which we recognize revenue for our Healthcare Claims Recovery Audit services within our New Services segment based on our gaining sufficient experience with auditing such claims. We now recognize revenue without formal client sign-off provided that we can objectively demonstrate that the acceptance criteria specified by the client are satisfied. This change resulted in a $1.4 million increase in revenue, a $0.4 million increase in net income and a $0.02 increase in basic and diluted earnings per common share in 2011.

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

•
Goodwill, Other Intangible Assets, and Impairment Charges. We assess the recoverability of our goodwill and other intangible assets during the fourth quarter of each year, or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. For our goodwill impairment testing in the fourth quarter of 2011, we implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2011-08 and elected to assess qualitative factors prior to performing the two-step process utilized in this testing. Under the new guidance, we are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we considered a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. We also utilized this methodology in 2012 and 2013. Based on these analyses, we determined that it was not necessary for us to perform the two-step process, and we did not record an impairment charge related to our goodwill in 2011, 2012 or 2013. We last used independent business valuation professionals to calculate the fair value of our reporting units that hold goodwill in the fourth quarter of 2010, but have performed internal calculations in the past three years.

In 2013, we recorded impairment charges of $4.2 million related to internally developed software assets. These charges resulted from our decision to withdraw from the Medicare RAC program rebid process and from planned changes to the Company's recovery audit delivery processes.

•
Income Taxes. Our effective tax rate is based on historical and anticipated future taxable income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining the effective tax rate and in evaluating our tax positions. Tax regulations require items to be included in the tax returns at different times than the items are reflected in the financial statements. As a result, our effective tax rate reflected in our Consolidated Financial Statements included in Item 8 of this Form 10-K is different than that reported in our tax returns. Some of these differences are permanent, such as expenses that are not deductible on our tax returns, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax returns in future years for which we have already recorded the tax benefit in our Consolidated Statements of Operations. We establish valuation allowances to reduce net deferred tax assets to the amounts that we believe are more likely than not to be realized. We adjust these valuation allowances in light of changing facts and circumstances. Deferred tax liabilities generally represent tax expense recognized in our consolidated financial statements for which payment has been deferred, or expense for which a deduction has already been taken on our tax returns but has not yet been recognized as an expense in our consolidated financial statements.

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
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to U.S. generally accepted accounting principles (“GAAP”) for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes. As a part of an ongoing Canadian tax audit, we continue to defend our tax position related to the valuation of an intercompany transaction.

•
Stock-Based Compensation. We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.
We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Given our limited history with stock option grants and exercises, we use the “simplified” method in estimating the expected term for our grants.
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
New Accounting Standards
No new accounting standards have been issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that PRGX has not yet adopted that we expect will have a significant impact on the Company's financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2013, we recognized $13.5 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.4 million. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on our debt. We had no borrowings outstanding under a term loan and $7.7 million of calculated borrowing availability under our revolving credit facility as of December 31, 2013, but had no amounts drawn under the revolving credit facility as of that date. In January 2014, we amended our credit facility to increase our borrowing capacity to $25.0 million. Interest on the amended credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $0.3 million change in annual pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 14, 2014

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue	$195,216	$208,503	$203,117
Operating expenses:
Cost of revenue	122,545	134,390	137,482
Selling, general and administrative expenses	52,757	52,527	49,102
Depreciation of property and equipment	8,231	7,084	5,401
Amortization of intangible assets	4,997	7,224	4,991
Impairment charges	4,207	—	—
Total operating expenses	192,737	201,225	196,976
Operating income	2,479	7,278	6,141
Foreign currency transaction (gains) losses on short-term intercompany balances	(13)	(377)	417
Interest expense	(138)	(1,116)	(1,904)
Interest income	215	150	288
Income before income taxes	2,569	6,689	4,108
Income tax expense (Note 7)	2,755	1,297	1,292
Net income (loss)	$(186)	$5,392	$2,816

Basic earnings (loss) per common share (Note 3)	$(0.01)	$0.21	$0.11

Diluted earnings (loss) per common share (Note 3)	$(0.01)	$0.21	$0.11
Weighted-average common shares outstanding (Note 3):
Basic	29,169	25,566	24,634

Diluted	29,169	26,137	25,029

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net income (loss)	$(186)	$5,392	$2,816
Foreign currency translation adjustments	(1,414)	363	(519)
Comprehensive income (loss)	$(1,600)	$5,755	$2,297

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$43,700	$37,806
Restricted cash	57	65
Receivables:
Contract receivables, less allowances of $1,996 in 2013 and $1,693 in 2012:
Billed	28,175	32,626
Unbilled	9,904	12,501
	38,079	45,127
Employee advances and miscellaneous receivables, less allowances of $402 in 2013 and $538 in 2012	2,242	1,352
Total receivables	40,321	46,479
Prepaid expenses and other current assets	3,910	3,801
Deferred income taxes (Note 7)	7	52
Total current assets	87,995	88,203

Property and equipment:
Computer and other equipment	28,810	25,320
Furniture and fixtures	3,050	3,022
Leasehold improvements	3,401	3,270
Software	23,535	25,312
	58,796	56,924
Less accumulated depreciation and amortization	(44,802)	(37,350)
Property and equipment, net	13,994	19,574

Goodwill (Note 4)	13,686	13,669
Intangible assets, less accumulated amortization of $32,717 in 2013 and $27,720 in 2012	13,582	18,399
Unbilled receivables	1,379	1,391
Deferred loan costs, net of accumulated amortization (Note 5)	—	193
Deferred income taxes (Note 7)	1,701	1,552
Other assets	492	605
Total assets	$132,829	$143,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,809	$14,136
Accrued payroll and related expenses	15,415	20,874
Refund liabilities	6,597	6,979
Deferred revenue	1,512	1,551
Current portion of debt (Note 5)	—	3,000
Business acquisition obligations (Note 12)	3,156	4,218
Total current liabilities	37,489	50,758

Long-term debt (Note 5)	—	3,000
Noncurrent business acquisition obligations (Note 12)	—	2,479
Refund liabilities	950	1,159
Other long-term liabilities	562	1,538
Total liabilities	39,001	58,934

Commitments and contingencies (Notes 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 29,367,439 shares issued and outstanding in 2013 and 27,893,132 shares issued and outstanding in 2012	294	279
Additional paid-in capital	604,806	594,045
Accumulated deficit	(513,386)	(513,200)
Accumulated other comprehensive income	2,114	3,528
Total shareholders’ equity	93,828	84,652
Total liabilities and shareholders’ equity	$132,829	$143,586
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2010	23,932,774	$239	$566,328	$(521,408)	$3,684	$48,843
Net income	—	—	—	2,816	—	2,816
Foreign currency translation adjustments	—	—	—	—	(519)	(519)
Issuances of common stock:
Restricted share awards	694,030	7	(7)	—	—	—
Shares issued for acquisition	640,614	6	3,716	—	—	3,722
Restricted shares remitted by employees for taxes	(132,974)	(1)	(1,062)	—	—	(1,063)
Stock option exercises	116,073	1	352	—	—	353
2006 MIP Performance Unit settlements	26,898	—	—	—	—	—
Forfeited restricted share awards	(168,661)	(1)	1	—	—	—
Stock-based compensation expense	—	—	4,938	—	—	4,938
Balance at December 31, 2011	25,108,754	251	574,266	(518,592)	3,165	59,090
Net income	—	—	—	5,392	—	5,392
Foreign currency translation adjustments	—	—	—	—	363	363
Issuances of common stock:
Restricted share awards	500,128	5	(5)	—	—	—
Shares issued for stock offering	2,500,000	25	14,657	—	—	14,682
Restricted shares remitted by employees for taxes	(161,514)	(2)	(1,603)	—	—	(1,605)
Stock option exercises	141,849	2	557	—	—	559
Forfeited restricted share awards	(196,085)	(2)	2	—	—	—
Stock-based compensation expense	—	—	6,171	—	—	6,171
Balance at December 31, 2012	27,893,132	279	594,045	(513,200)	3,528	84,652
Net loss	—	—	—	(186)	—	(186)
Foreign currency translation adjustments	—	—	—	—	(1,414)	(1,414)
Issuances of common stock:
Restricted share awards	665,629	7	(7)	—	—	—
Shares issued for acquisition	904,540	2	1,470	—	—	1,472
Shares issued for stock offering	—	7	4,111	—	—	4,118
Restricted shares remitted by employees for taxes	(259,116)	(3)	(1,754)	—	—	(1,757)
Stock option exercises	202,159	2	914	—	—	916
2006 MIP Performance Unit settlements	52,912	1	(1)	—	—	—
Forfeited restricted share awards	(91,817)	(1)	1	—	—	—
Stock-based compensation expense	—	—	6,027	—	—	6,027
Balance at December 31, 2013	29,367,439	$294	$604,806	$(513,386)	$2,114	$93,828

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(186)	$5,392	$2,816
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	4,207	—	—
Depreciation and amortization	13,228	14,308	10,392
Amortization of deferred loan costs	193	183	188
Stock-based compensation expense	6,294	6,321	5,093
Foreign currency transaction (gains) losses on short-term intercompany balances	(13)	(377)	417
Deferred income taxes	(23)	(799)	(2,151)
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	8	(1)	—
Billed receivables	4,206	(1,598)	1,717
Unbilled receivables	2,609	(2,179)	(5,419)
Prepaid expenses and other current assets	(1,326)	693	(718)
Other assets	17	(179)	(455)
Accounts payable and accrued expenses	(3,512)	(1,125)	110
Accrued payroll and related expenses	(5,720)	(1,258)	8,289
Refund liabilities	(591)	392	(837)
Deferred revenue	(72)	(157)	(338)
Noncurrent compensation obligations	329	345	432
Other long-term liabilities	(1,224)	(1,118)	(243)
Net cash provided by operating activities	18,424	18,843	19,293
Cash flows from investing activities:
Business acquisition, net of cash acquired	—	(1,542)	(3,155)
Purchases of property and equipment, net of disposal proceeds	(6,875)	(7,931)	(8,287)
Net cash used in investing activities	(6,875)	(9,473)	(11,442)
Cash flows from financing activities:
Repayments of long-term debt	(6,000)	(3,000)	(3,000)
Payments for deferred loan costs	—	—	(6)
Payments of deferred acquisition consideration	(1,902)	(2,837)	(1,694)
Net proceeds from issuance of common stock	4,118	14,682	—
Restricted stock repurchased from employees for withholding taxes	(1,757)	(1,605)	(1,063)
Proceeds from option exercises	916	559	353
Net cash (used in) provided by financing activities	(4,625)	7,799	(5,410)

Effect of exchange rates on cash and cash equivalents	(1,030)	300	(552)
Net increase in cash and cash equivalents	5,894	17,469	1,889

Cash and cash equivalents at beginning of period	37,806	20,337	18,448

Cash and cash equivalents at end of period	$43,700	$37,806	$20,337

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$567	$340	$422
Cash paid during the period for income taxes, net of refunds received	$3,245	$2,730	$4,235
Deferred and contingent business acquisition consideration (Note 12)	$—	$189	$5,643

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
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
Beginning with the third quarter of 2013, we present fair value adjustments to acquisition-related contingent consideration as an adjustment to our segment measure earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as presented in Note 2 - Operating Segments and Related Information.  We now include these fair value adjustments in the Adjusted EBITDA calculation in the "Acquisition-related charges (benefits)" line, which we renamed from "Acquisition transaction costs and acquisition obligations classified as compensation." Accordingly, we have revised the presentation of our Adjusted EBITDA calculation for all relevant prior periods.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
Unbilled receivables also arise in our Healthcare Claims Recovery Audit services as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors. These unbilled receivables, net of the related reserves, were $5.6 million and $9.0 million as of December 31, 2013 and December 31, 2012, respectively. As of March 7, 2014, we billed $2.1 million of the unbilled receivables relating to the Medicare RAC program that were outstanding as of December 31, 2013.
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
The $43.7 million in cash and cash equivalents includes $22.4 million held in the U.S., $9.1 million held in Canada, and $12.2 million held in other foreign jurisdictions, primarily in the United Kingdom, France, and Brazil. Our cash and cash equivalents included short-term investments of approximately $24.6 million as of December 31, 2013 and $25.1 million as of December 31, 2012, of which approximately $4.4 million and $1.6 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
(d) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We repaid the remaining balance of our bank debt in December 2013, and had no debt outstanding as of December 31, 2013. We recorded bank debt of $6.0 million as of December 31, 2012 at the unpaid balance as of that date based on the effective borrowing rate and repayment terms when originated. This debt was subject to variable rate terms, and we believe that its fair value was approximately equal to its carrying value. We consider the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We recorded business acquisition obligations of $3.2 million as of December 31, 2013 and $6.7 million as of December 31, 2012 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We continue to amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense was $8.2 million in 2013, $7.1 million in 2012 and $5.4 million in 2011.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2013 with the exception of charges for software development costs noted below.
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
We recorded an impairment charge of $4.2 million in 2013 relating to internally developed software assets. No impairment charges were necessary in 2012 or 2011. The impairment charges included $2.7 million in the Recovery Audit Services - Americas segment relating to certain capitalized software development costs associated with our Next-Generation Recovery Audit business model. Much of the development efforts in this area were beneficial, but certain aspects of the development did not yield the benefits anticipated. We continue to develop this business model, but have changed our focus in certain areas and no longer expect to receive future economic benefit from certain costs and recorded an impairment charge in the fourth quarter of 2013 representing the net book value of these capitalized costs. The impairment charges also included $1.5 million in the New Services segment relating primarily to the capitalized software development costs for the systems we use to deliver our services under the Medicare RAC program. With our decision to withdraw our bids for a new contract under this program, we no longer anticipate generating meaningful revenue in this area and recorded an impairment charge in the fourth quarter of 2013 representing the net book value of all capitalized software development costs associated with the Medicare RAC program.
We consider these software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $6.0 million in 2013, $4.0 million in 2012 and $3.4 million in 2011.
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
We implemented Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Update No. 2011-08 in 2011 and elected to assess qualitative factors in 2011, 2012 and 2013 prior to performing the two-step process described above. Under the new guidance, we are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we considered a number of factors, including changes in our legal, business and regulatory climates,

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary in the three years ended December 31, 2013.
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
In addition, we incur significant personnel and other costs when performing recovery audit services to certain healthcare organizations. The process of documenting that we have met our revenue recognition criteria as described in (b) Revenue Recognition, Unbilled Receivables and Refund Liabilities above is extensive and generally is completed from three months to a year after we substantially have completed our services. We defer these costs and recognize them as expenses when we record the related revenue. We had deferred $0.8 million of these costs as of December 31, 2013 and $0.9 million as of December 31, 2012 and reflected them as “Prepaid expenses and other current assets” in our Consolidated Balance Sheets.
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
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, our policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes.
(j) Foreign Currency
We use the local currency as the functional currency in the majority of the countries in which we conduct business outside of the United States. We translate the assets and liabilities denominated in foreign currencies into U.S. dollars at the current rates of exchange at the balance sheet date. We include the translation gains and losses as a separate component of shareholders’ equity and in the determination of comprehensive income (loss). We translate revenue and expenses in foreign currencies at the weighted average exchange rates for the period. We separately state the foreign currency transaction gains and losses on short-term intercompany balances in the Consolidated Statements of Operations. We include all other realized and unrealized foreign currency transaction gains (losses) in “Selling, general and administrative expenses.”
(k) Earnings (Loss) Per Common Share
We compute basic earnings (loss) per common share by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effect of stock options and convertible instruments from the determination of diluted earnings per share if the effect of including them would be antidilutive.
(l) Stock-Based Compensation
We account for awards of equity instruments issued to employees under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our Consolidated Statements of Operations using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved.
We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Given our limited history with stock option grants and exercises, we use the “simplified” method in estimating the expected term for our grants.
For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2013	2012	2011
Risk-free interest rates	0.37% - 1.55%	0.33% - 0.83%	0.86% - 2.30%
Dividend yields	—%	—%	—%
Volatility factor of expected market price	.446 - .675	.530 - .710	.732 - .797
Weighted-average expected term of option	3.7 - 5 years	3.8 - 5 years	3.7 - 5 years
Forfeiture rate	—%	—%	—%
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
(m) Comprehensive Income (Loss) and Accumulated Other Comprehensive Income
Consolidated comprehensive income (loss) consists of consolidated net income (loss) and foreign currency translation adjustments. We present the calculation of consolidated comprehensive income (loss) in the accompanying Consolidated Statements of Comprehensive Income (Loss). No amounts have been reclassified out of Accumulated Other Comprehensive Income during the periods presented in our consolidated financial statements.
(n) Segment Reporting
We report our operating segment information in three segments: Recovery Audit Services – Americas; Recovery Audit Services – Europe/Asia-Pacific; and New Services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to our three segments in Corporate Support. Our business segments reflect the internal reporting that our Chief Executive Officer, who is our chief operating decision maker, uses for the purpose of making decisions about allocating resources and assessing performance. Our management, including our Chief Executive Officer, uses what we internally refer to as “Adjusted EBITDA” as the primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(o) New Accounting Standards
No new accounting standards have been issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that PRGX has not yet adopted that we expect will have a significant impact on the Company's financial statements.

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
We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant. We do not have any inter-segment revenue.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2013 and 2012 and 2011 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
2013
Revenue	$118,649	$46,436	$30,131	$—	$195,216

Net loss					$(186)
Income tax expense					2,755
Interest income, net					(77)
EBIT	$27,094	$3,901	$(5,720)	$(22,783)	2,492
Depreciation of property and equipment	5,617	514	2,100	—	8,231
Amortization of intangible assets	2,792	1,508	697	—	4,997
EBITDA	35,503	5,923	(2,923)	(22,783)	15,720
Impairment charges	2,702	—	1,505	—	4,207
Foreign currency transaction (gains) losses on short-term intercompany balances	327	(316)	—	(24)	(13)
Acquisition-related charges	1,315	(900)	187	—	602
Transformation severance and related expenses	107	1,135	168	1,134	2,544
Stock-based compensation	—	—	—	6,294	6,294
Adjusted EBITDA	$39,954	$5,842	$(1,063)	$(15,379)	$29,354

Capital expenditures	$5,292	$781	$802	$—	$6,875

Allocated assets	$55,978	$16,706	$12,426	$—	$85,110

Unallocated assets:
Cash and cash equivalents	—	—	—	43,700	43,700
Restricted cash	—	—	—	57	57
Deferred loan costs	—	—	—	—	—
Deferred income taxes	—	—	—	1,708	1,708
Prepaid expenses and other assets	—	—	—	2,254	2,254
Total assets	$55,978	$16,706	$12,426	$47,719	$132,829

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
2012
Revenue	$121,638	$53,783	$33,082	$—	$208,503

Net income					$5,392
Income tax expense					1,297
Interest expense, net					966
EBIT	$28,589	$5,035	$(3,803)	$(22,166)	7,655
Depreciation of property and equipment	4,651	322	2,111	—	7,084
Amortization of intangible assets	4,355	2,062	807	—	7,224
EBITDA	37,595	7,419	(885)	(22,166)	21,963
Foreign currency transaction (gains) losses on short-term intercompany balances	(44)	(331)	—	(2)	(377)
Acquisition-related charges (benefits)	—	—	382	—	382
Transformation severance and related expenses	493	1,156	394	64	2,107
Wage claim costs	577	—	407	—	984
Stock-based compensation	—	—	—	6,321	6,321
Adjusted EBITDA	$38,621	$8,244	$298	$(15,783)	$31,380

Capital expenditures	$5,699	$846	$1,386	$—	$7,931

Allocated assets	$57,722	$17,893	$25,126	$—	$100,741
Unallocated assets:
Cash and cash equivalents	—	—	—	37,806	37,806
Restricted cash	—	—	—	65	65
Deferred loan costs	—	—	—	193	193
Deferred income taxes	—	—	—	1,604	1,604
Prepaid expenses and other assets	—	—	—	3,177	3,177
Total assets	$57,722	$17,893	$25,126	$42,845	$143,586

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Corporate Support	Total
2011
Revenue	$115,807	$61,570	$25,740	$—	$203,117

Net income					$2,816
Income tax expense					1,292
Interest income, net					1,616
EBIT	$26,280	$7,484	$(6,951)	$(21,089)	5,724
Depreciation of property and equipment	3,491	417	1,493	—	5,401
Amortization of intangible assets	2,467	1,665	859	—	4,991
EBITDA	32,238	9,566	(4,599)	(21,089)	16,116
Foreign currency transaction (gains) losses on short-term intercompany balances	144	272	1	—	417
Acquisition-related charges (benefits)	—	—	440	360	800
Transformation severance and related expenses	1,465	566	—	—	2,031
Stock-based compensation	—	—	—	5,093	5,093
Adjusted EBITDA	$33,847	$10,404	$(4,158)	$(15,636)	$24,457

Capital expenditures	$5,459	$1,041	$1,787	$—	$8,287

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$115,819	$124,302	$107,072
United Kingdom	24,639	30,437	36,123
Canada	19,584	17,007	20,200
France	10,225	11,330	13,425
Brazil	5,090	5,919	5,718
Mexico	4,482	4,877	4,836
Australia	4,461	2,467	1,299
New Zealand	976	984	1,111
Thailand	971	896	470
Czech Republic	909	1,110	706
Hong Kong	851	743	586
Spain	844	1,252	1,901
Other	6,365	7,179	9,670
	$195,216	$208,503	$203,117

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2013	2012
United States	$33,686	$42,629
United Kingdom	6,690	8,328
All Other	1,378	1,483
	$41,754	$52,440
Wal-Mart Stores Inc. (and its affiliated companies) accounted for approximately 10.2% of total revenue in 2011. We recorded this revenue primarily in the Recovery Audit Services – Americas Segment. No client accounted for 10% or more of total revenue in 2013 or 2012.
(3) EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computations of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
Basic earnings (loss) per common share:	2013	2012	2011
Numerator:
Net income (loss)	$(186)	$5,392	$2,816

Denominator:
Weighted-average common shares outstanding	29,169	25,566	24,634

Basic earnings (loss) per common share	$(0.01)	$0.21	$0.11

	Years Ended December 31,
Diluted earnings (loss) per common share:	2013	2012	2011
Numerator:
Net income (loss)	$(186)	$5,392	$2,816

Denominator:
Weighted-average common shares outstanding	29,169	25,566	24,634
Incremental shares from stock-based compensation plans	—	571	395
Denominator for diluted earnings per common share	29,169	26,137	25,029

Diluted earnings (loss) per common share	$(0.01)	$0.21	$0.11
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 3.0 million, 1.6 million, and 1.5 million shares from the computation of diluted earnings (loss) per common share for the years ended December 31, 2013, 2012, and 2011. Weighted-average shares outstanding excludes antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the year ended December 31, 2013. As a result of the net loss for the year ended December 31, 2013, all shares underlying stock options and Performance Units were considered antidilutive. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.7 million, 0.9 million, and 1.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, and nonvested restricted share units that we consider to be participating securities of 0.2 million for the years ended December 31, 2013, 2012, and 2011.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) GOODWILL AND INTANGIBLE ASSETS
(a) Goodwill
We evaluate the recoverability of goodwill in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. These analyses did not result in an impairment charge during the periods presented. Goodwill in our Recovery Audit Services - Americas segment includes accumulated impairment losses of $359.9 million recorded in 2002 and 2005.
Goodwill by reportable segments during 2013 and 2012 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	New Services	Total
Balance, January 1, 2012	$12,177	$173	$596	$12,946
Goodwill recorded in connection with business combinations	—	696	—	696
Foreign currency translation	—	27	—	27
Balance, December 31, 2012	12,177	896	596	13,669
Foreign currency translation	—	17	—	17
Balance, December 31, 2013	12,177	913	596	13,686
We initially recorded goodwill of $7.8 million in our Recovery Audit Services – Americas segment in conjunction with our December 2011 acquisition of Business Strategy, Inc. (“BSI”) (see Note 12 – Business Acquisitions below). We recorded purchase price adjustments in 2012 of $0.2 million that reduced the BSI goodwill to $7.6 million and recorded this change retroactively to 2011 bringing the total goodwill for this segment to $12.2 million as of December 31, 2013. We also recorded additions to goodwill of $0.7 million in our Recovery Audit Services – Europe/Asia-Pacific segment in 2012 relating to our acquisitions in 2012 of two third-party audit firms to which we had subcontracted a portion of our audit services (“associate migrations”) bringing the total goodwill for this segment to $0.9 million as of December 31, 2013.
(b) Intangible Assets
Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Changes in intangible assets in 2012 related primarily to the completion of two associate migrations, CRC Management Consultants LLP (“CRC”) and QFS Ltd (“QFS”). Note 12 – Business Acquisitions below includes a more detailed description of the acquisitions in 2012. Intangible assets associated with CRC and QFS are denominated in British pounds sterling and are subject to FX adjustments. We present the amounts below in United States dollars utilizing foreign currency exchange rates as of the respective balance sheet dates.
Amortization expense relating to intangible assets was $4.8 million in 2013, $5.4 million in 2012 and $4.6 million in 2011. As of December 31, 2013 and based on our current amortization methods, we project amortization expense relating to intangible assets for the next five years will be $3.6 million in 2014, $2.7 million in 2015, $1.7 million in 2016, $1.4 million in 2017 and $1.2 million in 2018. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in noncurrent intangible assets during 2013 and 2012 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2012	$39,306	$1,058	$2,293	$2,865	$45,522
Acquisition of CRC	—	—	128	—	128
Acquisition of QFS	—	—	43	—	43
FX adjustments and other	359	23	44	—	426
Balance, December 31, 2012	39,665	1,081	2,508	2,865	46,119
FX adjustments and other	150	9	21	—	180
Balance, December 31, 2013	$39,815	$1,090	$2,529	$2,865	$46,299
Accumulated amortization:
Balance, January 1, 2012	$(19,793)	$(224)	$(785)	$(1,314)	$(22,116)
Amortization expense	(3,692)	(238)	(751)	(713)	(5,394)
FX adjustments and other	(170)	(11)	(29)	—	(210)
Balance, December 31, 2012	(23,655)	(473)	(1,565)	(2,027)	(27,720)
Amortization expense	(3,355)	(215)	(552)	(680)	(4,802)
FX adjustments and other	(158)	(12)	(25)	—	(195)
Balance, December 31, 2013	$(27,168)	$(700)	$(2,142)	$(2,707)	$(32,717)
Net carrying amount:
Balance, December 31, 2012	$16,010	$608	$943	$838	$18,399
Balance, December 31, 2013	$12,647	$390	$387	$158	$13,582
Estimated useful life (years)	6-20 years	6 years	1-5 years	4-5 years

(5) DEBT
Debt consisted of the following (in thousands):

	December 31,
	2013	2012
SunTrust term loan due quarterly through January 2014	$—	$6,000
Less current portion	—	3,000
Noncurrent portion	$—	$3,000
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company. Prior to the January 2014 amendment to the SunTrust credit facility described below, amounts available under the SunTrust revolver were based on eligible accounts receivable and other factors. As of December 31, 2013, we had no outstanding borrowings under the SunTrust revolver. The SunTrust term loan required quarterly principal payments of $0.8 million beginning in March 2010, and a final principal payment of $3.0 million due in January 2014 that we paid in December 2013.
Interest on both the revolver and term loan is payable monthly and accrues at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varied from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and was determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.25% and the interest rate was approximately 2.43% at December 31, 2013. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$15.0 million SunTrust revolving credit facility. The weighted-average interest rate on term loan balances outstanding under the SunTrust credit facility during 2013, including fees, was 4.1%. We made mandatory principal payments on the SunTrust term loan totaling $3.0 million and the final principal payment of $3.0 million during the year ended December 31, 2013.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets, repurchase shares of its capital stock or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. The Company was in compliance with the covenants in its SunTrust credit facility throughout the year ended December 31, 2013.
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein).
Future Minimum Payments
There were no future minimum principal payments of debt as of December 31, 2013.
(6) LEASE COMMITMENTS
PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $6.3 million in 2013, $6.2 million in 2012 and $6.7 million in 2011.
We have subleased approximately 58,000 square feet of our principal executive office space to independent third parties. The sublease rental income we earn is less than the lease payments we make. We also accrue future rental obligations relating to leases for which we no longer are utilizing the office space. Our current liabilities relating to these lease obligations were $1.0 million as of December 31, 2013 and $1.1 million as of December 31, 2012 that we have included in “Accounts payable and accrued expenses” in our Consolidated Balance Sheet. Our noncurrent liabilities relating to these lease obligations were $0.9 million as of December 31, 2012 that we have included in "Other long-term liabilities" in our Consolidated Balance Sheet. There were no noncurrent liabilities as of December 31, 2013 associated with leased space that we no longer are utilizing. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive. We include accretion of this liability related to discounting in rent expense. In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease to approximately 58,000 square feet effective January 1, 2015.
We have entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). We charge the total amount of rental payments due over the lease term to rent expense on the straight-line, undiscounted method over the lease terms.
Future minimum lease payments under noncancelable operating leases (both gross and net of any sublease income), including the amended lease for our principal executive offices, are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Net
2014	$7,038	$(872)	$6,166
2015	3,420	—	3,420
2016	2,768	—	2,768
2017	2,126	—	2,126
2018	1,552	—	1,552
Thereafter	4,854	—	4,854

Total payments	$21,758	$(872)	$20,886

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(7) INCOME TAXES
Income (loss) before income taxes relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(5,457)	$3,158	$(3,182)
Foreign	8,026	3,531	7,290
	$2,569	$6,689	$4,108
The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$78	$—
State	(452)	(30)	79
Foreign	3,230	2,048	3,364
	2,778	2,096	3,443
Deferred:
Federal	—	—	(1,603)
State	—	—	(133)
Foreign	(23)	(799)	(415)
	(23)	(799)	(2,151)
Total	$2,755	$1,297	$1,292
The significant differences between the U.S. federal statutory tax rate of 34% and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	$873	$2,274	$1,397
State income taxes, net of federal effect	(657)	24	(130)
Change in deferred tax asset valuation allowance	(142)	(1,883)	(1,910)
Foreign taxes in excess of U.S. statutory rate	1,784	486	1,481
Compensation deduction limitation	820	265	360
Other, net	77	131	94
	$2,755	$1,297	$1,292

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2013	2012
Deferred income tax assets:
Accounts payable and accrued expenses	$1,864	$2,088
Accrued payroll and related expenses	1,933	3,902
Stock-based compensation expense	9,811	9,221
Depreciation of property and equipment	5,836	3,746
Non-compete agreements	8	27
Operating loss carry-forwards of foreign subsidiary	1,690	1,501
Federal operating loss carry-forwards	31,003	27,494
Intangible assets	865	6,195
State operating loss carry-forwards	2,925	2,648
Other	2,165	3,243
Gross deferred tax assets	58,100	60,065
Less valuation allowance	48,453	48,489
Gross deferred tax assets net of valuation allowance	9,647	11,576
Deferred income tax liabilities:
Intangible assets	3,970	5,790
Unbilled receivables and refund liabilities	1,765	2,538
Capitalized software	984	969
Other	1,220	675
Gross deferred tax liabilities	7,939	9,972
Net deferred tax assets	$1,708	$1,604
Our reported effective tax rates on income approximated 107.2% in 2013, 19.4% in 2012 and 31.5% in 2011. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, we consider all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities, the length of carry-back and carry-forward periods and the implementation of tax planning strategies. Since this evaluation requires consideration of future events, significant judgment is required in making the evaluation, and our conclusion could be materially different should certain of our expectations not be met.
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of December 31, 2013, management determined that based on all available evidence, a valuation allowance was required for all U.S. deferred tax assets due to losses incurred for income tax reporting purposes for the past several years. We recorded a valuation allowance of $48.5 million as of December 31, 2013, representing a change of less than $0.1 million from the valuation allowance of $48.5 million recorded as of December 31, 2012.
In 2011, management determined that a valuation allowance was no longer required against the deferred tax assets of one of its foreign subsidiaries given its return to profitability and future projected profitability. In the past two years, the foreign subsidiary did not meet its projections, and incurred losses in both 2012 and 2013. At December 31, 2013, we had gross deferred tax assets of $2.0 million relating to this subsidiary. Given the recent losses, management considered the need to record a valuation allowance against the net deferred tax assets of this foreign subsidiary. Our assessment considered both

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

positive and negative evidence regarding future profitability. The positive evidence includes improvements we have made and plan to further in 2014 in the cost structure of the subsidiary; our recent expansion of services to a promising industry that we believe will help to improve the financial performance of the subsidiary; and our forecasts for future taxable income for this subsidiary. The negative evidence includes the recent losses generated by the subsidiary. After consideration of these factors, we determined that it was more likely than not that in future periods we will generate sufficient pre-tax income to utilize substantially all of the net deferred tax assets of this subsidiary, and we did not record a valuation allowance against the net deferred tax assets of this subsidiary.
As of December 31, 2013, we had approximately $88.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2033. As of December 31, 2013, we had approximately $100.9 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2018 and 2033 and are subject to certain limitations.
Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. As it relates to the earnings of our Canadian subsidiary, we assert that we are not permanently reinvested. We provided additional deferred taxes of $0.4 million in 2013, $0.2 million in 2012, and $0.2 million in 2011 representing the estimated withholding tax liability due if such amounts are repatriated. We did not provide additional incremental U.S. income tax expense on these amounts as the Canadian subsidiary is classified as a branch for U.S. income tax purposes.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $88.6 million of U.S. federal loss carry-forwards available to the Company, $16.5 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows.
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording potential interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes.
A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2011	$2,055	$1,765
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	594	453
Balance at December 31, 2011	$2,649	$2,218
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	333	456
Decreases based on tax positions related to the prior years	(785)	(1,214)
Balance at December 31, 2012	$2,197	$1,460
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	119
Decreases based on payments made during the year	(932)	(385)
Decreases based on tax positions related to the prior years	(541)	(934)
Balance at December 31, 2013	$724	$260
The decreases in the unrecognized tax benefits and the related accrued interest and penalties in 2013 and 2012 occurred for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our participation in voluntary disclosure agreement processes with several states. Due to the complexity of the tax rules underlying these unrecognized tax benefits, and

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2013, the 2010 through 2012 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2010 may also subject returns for those years to examination.
(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management and approved by the Board of Directors each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management and approved by the Board of Directors each plan year. Company matching funds and discretionary contributions vest 100% after three years of service for participants who either had attained three or more years of service or were hired on or after January 1, 2012. For all other participants, company matching funds and discretionary contributions vest at the rate of 20% after two years of service and 100% after three years of service. We amended the Plan in 2013 to add Roth 401(k) plan features that allow participating employees to make post-tax contributions in addition to, or in lieu of, the pre-tax contributions allowed under the Plan. Company matching funds are made on a pre-tax basis for both pre-tax and post-tax employee contributions, and are subject to the above limitations based on the aggregate pre-tax and post-tax contribution by the participant. We contributed approximately $1.1 million in both 2013 and 2012 to the Plan. We did not make a contribution in 2011 to the Plan.
(9) SHAREHOLDER RIGHTS PLAN AND CAPITAL STRUCTURE
On August 1, 2000, the Board authorized a shareholder protection rights plan designed to protect Company shareholders from coercive or unfair takeover techniques through the use of a Shareholder Protection Rights Agreement approved by the Board (the “Rights Plan”). The Rights Plan was amended several times to extend the expiration date ultimately through August 9, 2013. The Board of Directors of the Company allowed the Shareholder Rights Plan to expire on August 9, 2013 in accordance with its terms.
Effective July 31, 2000, in connection with the Rights Plan, the Board amended the Company’s Articles of Incorporation to establish a new series of stock, which is designated as participating preferred stock. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders. As of December 31, 2013 and 2012, the Company had no preferred stock outstanding.
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
(10) COMMITMENTS AND CONTINGENCIES
Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11) STOCK-BASED COMPENSATION
The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan ("SIP"); (2) the 2006 Management Incentive Plan (“2006 MIP”); and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Company generally issues authorized but previously unissued shares to satisfy stock option exercises, grants of restricted stock awards and vesting of restricted stock units and settlements of 2006 MIP Performance Units.
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
An amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2010 and approved at the Company’s annual meeting of shareholders held on June 15, 2010. This amendment, among other things, increased the number of shares reserved for issuance under the 2008 EIP by 3,400,000 shares to a total of 5,400,000 shares and provides that restricted stock awards and other full value awards will count as 1.41 shares against the available pool of shares under the plan. Another amendment to the 2008 EIP was adopted by the Company’s Board of Directors in April 2012 and approved at the Company’s annual meeting of shareholders held on June 19, 2012. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 2,200,000 shares to a total of 7,600,000 shares. As of December 31, 2013, there were 924,062 shares available for future grants under the 2008 EIP.
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors.
The following table summarizes stock option grants during the years ended December 31, 2013, 2012, and 2011:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	549,875	3 years	$5.75	$2.48
Employee inducement (1)	20,000	3 years	$7.14	$3.81

2012
Director group	56,261	1 year or less	$7.55	$3.89
Director	8,546	3 years	$7.72	$4.25
Employee group	597,250	3 years	$7.54	$4.12
Employee inducement (2)	45,000	3 years	$8.54	$4.58

2011
Director group	65,801	1 year or less	$7.23	$4.06
Director group	16,237	3 years	$6.32	$3.98
Employee group	140,000	2 years	$6.09	$3.72
Employee group	475,064	3 years	$7.38	$4.33
Employee inducement (3)	200,000	3-4 years	$5.37	$3.13

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(3)
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
The following table summarizes nonvested stock awards granted during the years ended December 31, 2013, 2012 and 2011:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	599,875	3 years	$5.82
Employee inducement (1)	20,000	3 years	$7.14

2012
Director group	56,261	1 year or less	$7.55
Director	8,546	3 years	$7.72
Employee group	426,286	3 years	$7.55
Employee inducement (2)	45,000	3 years	$8.54

2011
Director group	65,801	1 year or less	$7.23
Director group	17,237	3 years	$6.34
Employee group	60,000	2 years	$6.09
Employee group	455,064	3 years	$7.41
Employee inducement (3)	120,000	3-4 years	$5.66

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

(3)
The Company granted performance-based nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the fourth quarter of 2011 to two employees in connection with their joining the company. These restricted stock awards were forfeited in 2012.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity as of December 31, 2013, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2013	2,984,160	$6.70
Granted	662,457	5.81
Exercised	(202,159)	4.53		$354
Forfeited	(322,038)	8.34
Expired	(87,000)	6.29
Outstanding at December 31, 2013	3,035,420	$6.49	4.12 years	$3,558
Exercisable at December 31, 2013	2,140,468	$6.49	3.31 years	$3,061
The weighted-average grant date fair value of options granted was $2.50 per share in 2013, $4.13 per share in 2012 and $3.94 per share in 2011. The total intrinsic value of options exercised was $0.4 million in 2013, $0.5 million in 2012 and $0.4 million in 2011.
A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2013, and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2013	1,068,008	$6.54
Granted	712,457	5.86
Vested	(770,571)	5.96
Forfeited	(113,485)	6.78
Nonvested at December 31, 2013	896,409	$6.47
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $5.86 per share in 2013, $7.64 per share in 2012 and $6.96 per share in 2011. The total vest date fair value of stock awards vested during the year was $4.6 million in 2013, $4.9 million in 2012 and $3.6 million in 2011.
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
During 2013, an aggregate of 93,664 Performance Units were settled by four current executive officers and two former executive officers, and 16,524 Performance Units were forfeited by one former executive officer. Such settlements resulted in the issuance of 56,197 shares of common stock and cash payments totaling $0.2 million. As of December 31, 2013, a total of 44,076 Performance Units were outstanding, none of which were vested. There was no settlement of Performance Units during

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2012. During 2011, one current executive officer settled 44,831 Performance Units, resulting in the issuance of 26,898 shares of common stock and a cash payment of $0.1 million. All Performance Units must be settled before April 30, 2016.
We recognized compensation expense of $0.5 million in 2013, $0.2 million in 2012 and less than $0.1 million in 2011 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited and recorded actual forfeitures as incurred.
Stock-based compensation charges aggregated $6.3 million in both 2013 and 2012, and $5.1 million in 2011. We include these charges in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. At December 31, 2013, there was $6.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 1.9 years.
(12) BUSINESS ACQUISITIONS
We completed several acquisitions in recent years that we describe below. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities in our New Services segment.
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
Etesius Limited
In February 2010, the Company’s UK subsidiary acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. We have included the results of operations of Etesius in our New Services segment results of operations since the acquisition date. We acquired Etesius with the intention of expanding our capabilities in our Profit Optimization services business.
The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.
The SPA requires deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provides for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we will not be obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we have recognized these payments as compensation expense as earned. From the acquisition date to December 31, 2013, we paid $0.5 million of the deferred payments. We paid the final $0.7 million in February 2014. We currently estimate that we will not pay any variable consideration relating to these provisions.
TJG Holdings LLC
In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois. We have included the results of operations of TJG in our New Services segment results of operations since the acquisition date. We acquired TJG with the intention of expanding our Profit Optimization services business. We recorded goodwill in connection with this acquisition, representing the value of the assembled workforce, including a management team with deep industry knowledge. This goodwill is deductible for tax purposes.
The financial terms of the TJG Asset Purchase Agreement required an initial payment to the TJG owners of $2.3 million. Additional variable consideration (“earn-out”) could be earned based on the operating results generated by the acquired business over the two years subsequent to the acquisition, up to a maximum of $1.9 million. We recorded an additional $1.4 million payable based on management’s estimate of the fair value of the earn-out liability. We calculated the earn-out liability based on estimated future discounted cash flows to be generated by the acquired business over a two year period. We

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

determined the discount rate based on specific business risk, cost of capital and other factors. The total estimated purchase price was valued at approximately $3.7 million. From the acquisition date to December 31, 2013, we paid $1.9 million of the earn-out and recorded accretion and other adjustments of the liability of $0.5 million, resulting in no remaining earn-out payable as of December 31, 2013.
Associate Migrations
During 2012, we acquired the assets of several third-party audit firms to which we had subcontracted a portion of our audit services in our Recovery Audit Services – Europe/Asia-Pacific segment. We refer to the subcontractors as associates, and to the acquisitions as associate migrations. In an associate migration, we generally transfer all of the employees of the associate entity to PRGX, and continue to service the related clients with the same personnel as were providing services prior to the associate migration. We completed the associate migrations with the intention of providing more standardization and centralization of our audit procedures, thereby increasing client service while also decreasing costs. Generally, revenue remains unchanged as a result of an associate migration, and expenses change from a fixed percentage of revenue to a variable amount based on actual employee and related costs. The 2012 associate migrations included CRC Management Consultants LLP (“CRC”) in January 2012 for a purchase price valued at $1.0 million; QFS Ltd (“QFS”) in June 2012 for a purchase price valued at $0.4 million; and Nordic Profit Provider AB (“NPP”) in November 2012 for a purchase price valued at $0.1 million.

The allocation of the aggregate fair values of the assets acquired and purchase price for these associate migrations in 2012 is summarized as follows (in thousands):

Fair values of net assets acquired:
Equipment	$10
Intangible assets, primarily non-compete agreements	171
Working capital, including work in progress	666
Goodwill	695
Fair value of net assets acquired	$1,542
Fair value of purchase price	$1,542
Business Strategy, Inc.
In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of Business Strategy, Inc. in our Recovery Audit Services – Americas segment and the results of operations of the affiliated company in our New Services segment results of operations since the acquisition date. These amounts aggregated $0.8 million of revenue and $0.1 million of net earnings in 2011 and $10.9 million of revenue and $1.5 million of net earnings in 2012. We acquired BSI with the intention of expanding our commercial recovery audit capabilities and to expand the services we offer to our clients.
The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.7 million was due and paid in the first half of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, may be due based on the performance of the acquired businesses over a two-year period from the date of acquisition. We may also be required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable as of the acquisition date based on management’s estimate of the fair value of the variable consideration payable. We adjusted the $12.2 million initial estimates of the fair value of the assets and liabilities in 2012, resulting in reductions to goodwill of $0.2 million, and the fair value of the purchase price of $0.2 million, and recorded this change retroactively to 2011. The final goodwill amount of $7.6 million includes $1.5 million that is deductible for income tax purposes.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The final allocation of the fair values of the assets acquired and purchase price is summarized as follows (in thousands):

Fair values of net assets acquired:	Final Allocation
Equipment	$70
Intangible assets, primarily customer relationships	4,041
Working capital, including work in progress	1,967
Deferred tax liabilities	(1,736)
Goodwill	7,577
Fair value of net assets acquired	$11,919
Fair value of purchase price	$11,919
From the acquisition date to December 31, 2013, we paid $3.7 million of the earn-out liability consisting of cash payments of $2.3 million and 217,155 shares of our common stock having a value of $1.4 million. We also recorded accretion and other adjustments of the earn-out liability of $1.3 million, resulting in an earn-out payable of $2.5 million as of December 31, 2013.
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

	Years Ended December 31,
	2012	2011
Revenue	$208,503	$210,073
Net income (loss)	$5,913	$4,341

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2013 and 2012. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period.

	2013 Quarter Ended				2012 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$45,101	$50,205	$53,403	$46,507	$51,649	$51,658	$52,087	$53,109
Operating expenses:
Cost of revenue	30,407	31,521	30,876	29,741	34,218	33,312	32,461	34,399
Selling, general and administrative expenses	11,711	12,630	13,944	14,472	12,637	12,696	13,242	13,952
Depreciation of property and equipment	2,008	2,027	2,034	2,162	1,513	1,579	1,716	2,276
Amortization of intangible assets	1,276	1,332	1,204	1,185	2,327	1,459	1,431	2,007
Impairment charges	—	—	—	4,207	—	—	—	—
Total operating expenses	45,402	47,510	48,058	51,767	50,695	49,046	48,850	52,634
Operating income (loss)	(301)	2,695	5,345	(5,260)	954	2,612	3,237	475
Foreign currency transaction (gains) losses on short-term intercompany balances	357	225	(636)	41	(339)	497	(348)	(187)
Interest expense (income), net	(217)	53	75	12	504	529	515	(582)
Income (loss) before income taxes	(441)	2,417	5,906	(5,313)	789	1,586	3,070	1,244
Income tax expense (benefit)	56	586	1,029	1,084	497	584	505	(289)
Net income (loss)	(497)	1,831	4,877	(6,397)	292	1,002	2,565	1,533

Basic earnings (loss) per common share (1)	$(0.02)	$0.06	$0.17	$(0.22)	$0.01	$0.04	$0.10	$0.06

Diluted earnings (loss) per common share (1)	$(0.02)	$0.06	$0.16	$(0.22)	$0.01	$0.04	$0.10	$0.06

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
In the fourth quarter of 2013, we recorded impairment charges of $4.2 million related to internally developed software assets.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) SUBSEQUENT EVENTS
In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease to approximately 58,000 square feet effective January 1, 2015.
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein).
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2013.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (1992 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.
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
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 14, 2014 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 14, 2014
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock Incentive Plan	255,955	$13.32	—
2008 Equity Incentive Plan	2,445,946	6.06	924,062
Share awards (1)	26,446	—	—
Equity compensation plans not approved by security holders (2), (3), (4)	333,519	4.45	—
Total	3,061,866	$6.49	924,062

(1)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.

(2)
Inducement Option Grant – during the first quarter of 2009, in connection with his joining the Company as its President and Chief Executive Officer, the Company made inducement grants outside its existing stock-based compensation plans to Mr. Romil Bahl. Mr. Bahl received an option to purchase 296,296 shares of the common stock of the Company and had exercised options to purchase 27,777 shares through December 31, 2013.

(3)
Inducement Option Grant – during the third quarter of 2012, in connection with an employee joining the Company in a senior leadership position, the Company made an inducement grant outside its existing stock-based compensation plans to the executive. The executive received an option to purchase 45,000 shares of the common stock of the Company.

(4)
Inducement Option Grant – during the first quarter of 2013, in connection with an employee joining the Company, the Company made an inducement grant outside its existing stock-based compensation plans to the employee. The employee received an option to purchase 20,000 shares of the common stock of the Company. Vesting of the grant is subject to certain performance requirements.

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
ITEM 14. Principal Accountant Fees and Services
The information required by Item 14 of this Form 10-K is incorporated by reference to the information contained in the sections captioned “Principal Accountant Fees and Services” of the Proxy Statement.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1) Consolidated Financial Statements:
For the following consolidated financial information included herein, see Index on Page 39.
(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	76
(3) Exhibits

Exhibit Number	Description
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

+10.7	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.8	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.9	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

+10.10	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.11	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 22, 2012).

+10.12	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2007).

+10.13	PRGX Global, Inc. 2008 Equity Incentive Plan, as Amended and Restated Effective April 23, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 22, 2012).

+10.14	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.15	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.16	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.17	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.18	Employment Agreement dated May 26, 2009 by and between the Registrant and Robert B. Lee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 1, 2009).

10.19
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

10.20
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

10.21
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

10.22
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

10.23
Loan Documents Modification Agreement dated June 21, 2010, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.29.4 to the Registrant’s Form 10-K filed on March 15, 2012).

10.24
Second Loan Documents Modification Agreement dated September 30, 2010, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2010).

10.25
Third Loan Documents Modification Agreement dated October 17, 2011, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.29.6 to the Registrant’s Form 10-K filed on March 15, 2012).

+10.26	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.27	Employment Agreement between the Registrant and James Shand dated March 12, 2009 (incorporated by reference to Exhibit 10.33 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.28	Employment Agreement between the Registrant and Puneet Pamnani dated February 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed on March 15, 2012).

+10.29	Separation Agreement between the Registrant and Catherine Lafiandra dated March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 7, 2013).

+10.30	Employment Agreement between the Registrant and Tushar Sachdev dated June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2013).

+10.31	Separation Agreement between the Registrant and Romil Bahl dated December 5, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2013).

+10.32	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

10.33
Third Amendment of Lease, entered into as of January 8, 2014, by and between Galleria 600, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2014).

10.34
Fourth Loan Documents Modification Agreement, entered into as of January 17, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 24, 2014).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2013.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2013.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2013.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Condensed Consolidated Financial Statements.

+	Designates management contract or compensatory plan or arrangement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2013
Allowance for doubtful accounts receivable	$1,693	303	—	$1,996
Allowance for doubtful employee advances and miscellaneous receivables	$538	1,176	(1,312)	$402
Deferred tax valuation allowance	$48,489	(36)	—	$48,453
2012
Allowance for doubtful accounts receivable	$811	882	—	$1,693
Allowance for doubtful employee advances and miscellaneous receivables	$272	584	(318)	$538
Deferred tax valuation allowance	$51,630	(3,141)	—	$48,489
2011
Allowance for doubtful accounts receivable	$591	221	(1)	$811
Allowance for doubtful employee advances and miscellaneous receivables	$669	366	(763)	$272
Deferred tax valuation allowance	$54,801	(3,171)	—	$51,630

-----------------------------

(1)	Write-offs net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 14, 2014
Ronald E. Stewart	(Principal Executive Officer)

/s/ ROBERT B. LEE	Chief Financial Officer and Treasurer	March 14, 2014
Robert B. Lee	(Principal Financial Officer)

/s/ BRIAN D. LANE	Controller	March 14, 2014
Brian D. Lane	(Principal Accounting Officer)

/s/ DAVID A. COLE	Director	March 14, 2014
David A. Cole

/s/ PATRICK G. DILLS	Chairman of the Board	March 14, 2014
Patrick G. Dills

/s/ ARCHELLE GEORGIOU FELDSHON	Director	March 14, 2014
Archelle Georgiou Feldshon

/s/ MYLLE H. MANGUM	Director	March 14, 2014
Mylle H. Mangum

/s/ PHILIP J. MAZZILLI, JR.	Director	March 14, 2014
Philip J. Mazzilli, Jr.

/s/ STEVEN P. ROSENBERG	Director	March 14, 2014
Steven P. Rosenberg

/s/ JOSEPH E. WHITTERS	Director	March 14, 2014
Joseph E. Whitters