Form 10-Q
period 2014-03-31
PRGX GLOBAL, INC.
filed 2014-05-12
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at April 25, 2014 were 30,071,462.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Revenue	$37,901	$45,101
Operating expenses:
Cost of revenue	27,467	30,184
Selling, general and administrative expenses	11,341	11,934
Depreciation of property and equipment	1,682	2,008
Amortization of intangible assets	903	1,276
Total operating expenses	41,393	45,402
Operating loss	(3,492)	(301)
Foreign currency transaction (gains) losses on short-term intercompany balances	15	357
Interest expense (income), net	54	(217)
Loss before income taxes	(3,561)	(441)
Income tax expense	113	56
Net loss	$(3,674)	$(497)

Basic earnings (loss) per common share (Note B)	$(0.12)	$(0.02)

Diluted earnings (loss) per common share (Note B)	$(0.12)	$(0.02)
Weighted-average common shares outstanding (Note B):
Basic	30,159	28,770

Diluted	30,159	28,770

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,674)	$(497)
Foreign currency translation adjustments	(70)	(484)
Comprehensive loss	$(3,744)	$(981)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$45,697	$43,700
Restricted cash	126	57
Receivables:
Contract receivables, less allowances of $1,924 in 2014 and $1,996 in 2013:
Billed	25,121	28,175
Unbilled	6,290	9,904
	31,411	38,079
Employee advances and miscellaneous receivables, less allowances of $294 in 2014 and $402 in 2013	1,703	2,242
Total receivables	33,114	40,321
Prepaid expenses and other current assets	3,814	3,917
Total current assets	82,751	87,995
Property and equipment	55,146	58,796
Less accumulated depreciation and amortization	(41,956)	(44,802)
Property and equipment, net	13,190	13,994
Goodwill	13,691	13,686
Intangible assets, less accumulated amortization of $33,669 in 2014 and $32,717 in 2013	12,693	13,582
Noncurrent portion of unbilled receivables	816	1,379
Other assets	2,253	2,193
Total assets	$125,394	$132,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,640	$10,809
Accrued payroll and related expenses	13,991	15,415
Refund liabilities	6,053	6,597
Deferred revenue	1,822	1,512
Business acquisition obligations	—	3,156
Total current liabilities	29,506	37,489
Noncurrent refund liabilities	847	950
Other long-term liabilities	574	562
Total liabilities	30,927	39,001

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 30,093,546 shares issued and outstanding as of March 31, 2014 and 29,367,439 shares issued and outstanding as of December 31, 2013	301	294
Additional paid-in capital	609,182	604,806
Accumulated deficit	(517,060)	(513,386)
Accumulated other comprehensive income	2,044	2,114
Total shareholders’ equity	94,467	93,828
Total liabilities and shareholders’ equity	$125,394	$132,829

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,674)	$(497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,585	3,284
Amortization of deferred loan costs	16	46
Stock-based compensation expense	1,021	1,318
Deferred income taxes	(209)	(45)
Foreign currency transaction (gains) losses on short-term intercompany balances	15	357
Changes in operating assets and liabilities:
Restricted cash	(69)	(64)
Billed receivables	3,055	5,163
Unbilled receivables	4,177	1,507
Prepaid expenses and other current assets	706	(313)
Other assets	1	20
Accounts payable and accrued expenses	(3,192)	(2,359)
Accrued payroll and related expenses	(1,453)	(6,985)
Refund liabilities	(647)	(273)
Deferred revenue	309	279
Noncurrent compensation obligations	184	197
Other long-term liabilities	87	(786)
Net cash provided by operating activities	2,912	849
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(844)	(2,207)
Net cash used in investing activities	(844)	(2,207)
Cash flows from financing activities:
Repayments of long-term debt	—	(750)
Payment of deferred loan costs	(80)	—
Restricted stock repurchased from employees for withholding taxes	(5)	(430)
Proceeds from option exercises	2,183	336
Payments of deferred acquisition consideration	(1,978)	(1,656)
Net proceeds from issuance of common stock	—	4,118
Repurchase of common stock	(40)	—
Net cash provided by financing activities	80	1,618

Effect of exchange rates on cash and cash equivalents	(151)	(279)
Net increase (decrease) in cash and cash equivalents	1,997	(19)

Cash and cash equivalents at beginning of period	43,700	37,806
Cash and cash equivalents at end of period	$45,697	$37,787

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19	$71
Cash paid during the period for income taxes, net of refunds received	$948	$294

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.
Beginning with the first quarter of 2014, we present the former New Services segment as two separate segments: Adjacent Services, which were formerly referred to as Profit Optimization services, and Healthcare Claims Recovery Audit Services. We have revised the presentation of our operating segments and related information in Note D - Operating Segments and Related Information.
Beginning with the third quarter of 2013, we present fair value adjustments to acquisition-related contingent consideration as an adjustment to our segment measure—earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") as presented in Note D - Operating Segments and Related Information.  We now include these fair value adjustments in the Adjusted EBITDA calculation in the "Acquisition-related charges (benefits)" line, which we renamed from "Acquisition transaction costs and acquisition obligations classified as compensation." Accordingly, we have revised the presentation of our Adjusted EBITDA calculation for all relevant prior periods.
Unbilled Receivables
A significant portion of the unbilled receivables presented in the Condensed Consolidated Balance Sheets (Unaudited) relate to our Healthcare Claims Recovery Audit Services as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors. These unbilled receivables, net of the related reserves, were $3.5 million and $5.6 million as of March 31, 2014 and December 31, 2013, respectively. As of May 2, 2014, we billed $2.5 million of the unbilled receivables relating to the Medicare RAC program that were outstanding as of March 31, 2014.
New Accounting Standards
A summary of the new accounting standard issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that applies to PRGX is set forth below:
FASB ASC Update No. 2014-08. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014. We do not expect the adoption of ASU No. 2014-08 to have a material impact on our consolidated results of operations, financial position or cash flows.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended March 31,
Basic earnings (loss) per common share:	2014	2013
Numerator:
Net loss	$(3,674)	$(497)

Denominator:
Weighted-average common shares outstanding	30,159	28,770

Basic earnings (loss) per common share	$(0.12)	$(0.02)

	Three Months Ended March 31,
Diluted earnings (loss) per common share:	2014	2013
Numerator:
Net loss	$(3,674)	$(497)

Denominator:
Weighted-average common shares outstanding	30,159	28,770
Incremental shares from stock-based compensation plans	—	—
Denominator for diluted earnings (loss) per common share	30,159	28,770

Diluted earnings (loss) per common share	$(0.12)	$(0.02)
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 2.4 million shares and antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the three months ended March 31, 2014. Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 2.9 million shares and anti-dilutive Performance Units related to the Company's 2006 Management Incentive Plan that totaled 0.1 million from the computation of diluted earnings (loss) per common share for the three months ended March 31, 2013. As a result of the net loss for the three months ended March 31, 2014 and March 31, 2013, all shares underlying stock options and Performance Units were considered antidilutive. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.7 million and 0.8 million for the three months ended March 31, 2014 and 2013, respectively, and nonvested restricted share units that we consider to be participating securities of 0.2 million for both the three months ended March 31, 2014 and 2013.
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
In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the three months ended March 31, 2014 and 217,155 shares of our common stock having a value of $1.4 million in the three months ended March 31, 2013.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation
The Company currently has three stock-based compensation plans under which awards have been granted: (1) the Stock Incentive Plan; (2) the 2006 Management Incentive Plan (“2006 MIP”); and (3) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). We describe the Plans in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2013.
2008 EIP Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no stock option grants during the three months ended March 31, 2014. The following table summarizes stock option grants during the three months ended March 31, 2013:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2013
Director group	7,122	1 year or less	$6.83	$2.35
Director group	17,092	3 years	$6.83	$3.76
Employee group	5,000	3 years	$6.83	$3.65
Employee inducement (1)	20,000	3 years	$7.14	$3.81

(1)
The Company granted non-qualified performance-based stock options outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no nonvested stock awards (restricted stock and restricted stock units) granted during the three months ended March 31, 2014. The following table summarizes nonvested stock awards granted during the three months ended March 31, 2013:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2013
Director group	7,122	1 year or less	$6.83
Director group	17,092	3 years	$6.83
Employee group	5,000	3 years	$6.83
Employee inducement (1)	20,000	3 years	$7.14

(1)
The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During 2013, an aggregate of 93,664 Performance Units were settled by four current executive officers and two former executive officers, and 16,524 Performance Units were forfeited by one former executive officer. Such settlements resulted in the issuance of 56,197 shares of common stock and cash payments totaling $0.2 million. As of March 31, 2014, a total of 44,076 Performance Units were outstanding, none of which were vested. There was no settlement of Performance Units during the three months ended March 31, 2014.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Selling, general and administrative expenses for the three months ended March 31, 2014 and 2013 include $1.0 million and $1.3 million, respectively, related to stock-based compensation charges. At March 31, 2014, there was $5.5 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 1.7 years.
Note D – Operating Segments and Related Information
Beginning with the first quarter of 2014, we present the former New Services segment as two separate segments: Adjacent Services, which were formerly referred to as Profit Optimization services, and Healthcare Claims Recovery Audit Services. We now conduct our operations through the following four reportable segments:
Recovery Audit Services – Americas represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in the United States of America (“U.S.”), Canada and Latin America.
Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in Europe, Asia and the Pacific region.
Adjacent Services (formerly known as Profit Optimization services) represents data transformation and financial advisory services.
Healthcare Claims Recovery Audit Services represents recovery audit services for healthcare claims, which consist primarily of services provided under subcontracts related to the Medicare Recovery Audit Contractor program.
Additionally, Corporate Support includes the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the four reportable segments.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2013 has been revised to reflect the change in reportable segments. Segment information for the three months ended March 31, 2014 and 2013 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended March 31, 2014
Revenue	$24,798	$9,702	$2,283	$1,118	$—	$37,901

Net loss						$(3,674)
Income tax expense						113
Interest expense, net						54
EBIT	$4,084	$101	$(1,574)	$(2,006)	$(4,112)	(3,507)
Depreciation of property and equipment	1,256	146	160	120	—	1,682
Amortization of intangible assets	500	307	96	—	—	903
EBITDA	5,840	554	(1,318)	(1,886)	(4,112)	(922)
Foreign currency transaction (gains) losses on short-term intercompany balances	110	(73)	—	—	(22)	15
Acquisition-related charges	—	—	19	—	—	19
Transformation severance and related expenses	8	79	143	155	—	385
Stock-based compensation	—	—	—	—	1,021	1,021
Adjusted EBITDA	$5,958	$560	$(1,156)	$(1,731)	$(3,113)	$518

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended March 31, 2013
Revenue	$26,242	$11,017	$3,943	$3,899	$—	$45,101

Net loss						$(497)
Income tax expense						56
Interest income, net						(217)
EBIT	$5,454	$441	$(311)	$(850)	$(5,392)	(658)
Depreciation of property and equipment	1,368	112	155	373	—	2,008
Amortization of intangible assets	698	396	182	—	—	1,276
EBITDA	7,520	949	26	(477)	(5,392)	2,626
Foreign currency transaction (gains) losses on short-term intercompany balances	52	306	—	—	(1)	357
Acquisition-related charges (benefits)	10	(732)	56	—	—	(666)
Stock-based compensation	—	—	—	—	1,318	1,318
Adjusted EBITDA	$7,582	$523	$82	$(477)	$(4,075)	$3,635

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
Our cash and cash equivalents included short-term investments of approximately $25.6 million as of March 31, 2014 and $24.6 million as of December 31, 2013, of which approximately $4.8 million and $4.4 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
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
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). As of March 31, 2014, we had no outstanding borrowings under the SunTrust revolver. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at March 31, 2014 had any borrowings been outstanding was approximately 1.90%. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million SunTrust revolving credit facility.
Prior to the January 2014 amendment to the SunTrust credit facility, amounts available under the SunTrust revolver were based on eligible accounts receivable and other factors. Interest on both the revolver and term loan was payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varied from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and was determined in accordance with a pricing grid under the SunTrust loan agreement.
The SunTrust credit facility requires, as of the end of each fiscal quarter, the Company to have achieved Consolidated Adjusted EBITDA (as defined in the agreement) of at least $22.5 million for the immediately preceding four quarters. As of March 31, 2014, the Company's Consolidated Adjusted EBITDA for the preceding four quarters was $22.2 million, and therefore the Company was not in compliance with the covenant, although there were no amounts outstanding under the credit facility as of that date. On May 8, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended March 31, 2014 and reduced the minimum Consolidated Adjusted EBITDA requirement to $18.0 million. The amendment also authorized a $10.0 million increase to the Company's stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We repaid the remaining balance of our bank debt in December 2013, and had no debt outstanding as of March 31, 2014. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of March 31, 2014, and as of December 31, 2013 had $3.2 million of business acquisition obligations representing the fair value of deferred consideration and earn-out payments estimated to be due as of that date. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
Note H – Commitments and Contingencies
Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Note I – Income Taxes
Reported income tax expense in each period primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate due primarily to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
In the three months ended March 31, 2013, we partially offset these foreign income taxes by reversing $0.4 million of accruals made in prior years for uncertain tax positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Note J – Subsequent Events
On May 8, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended March 31, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $18.0 million, and increased the total amount of common stock that the Company may repurchase under the stock repurchase program by $10.0 million to $20.0 million. Through May 9, 2014, the Company repurchased a total of 202,700 shares under this program through open-market transactions for an aggregate purchase price of $1.3 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We conduct our operations through four reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific, Adjacent Services and Healthcare Claims Recovery Audit Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than Healthcare Claims Recovery Audit services) we provide in Europe, Asia and the Pacific region. The Adjacent Services segment, which was formerly referred to as Profit Optimization services, represents data transformation and financial advisory services. The Healthcare Claims Recovery Audit Services segment represents recovery audit services that involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers such as hospitals and physicians’ practices, which consist primarily of services provided under subcontracts related to the Medicare Recovery Audit Contractor program. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the four reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenue by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. For some services we provide, such as certain of our Adjacent Services, we earn our compensation in the form of a flat fee, a fee per hour, or a fee per other unit of service.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our Adjacent Services segment. Our Healthcare Claims Recovery Audit Services segment primarily includes services we provide as a subcontractor to three of the four prime contractors in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”) of the Centers for Medicare and Medicaid Services (“CMS”).

Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in the three months of 2014 by a number of factors. We experienced delays in claim approvals at certain clients and a delayed audit start at a large legacy client, and had a weak backlog for our Adjacent Services coming into 2014. Also, auditing under the current Medicare RAC program contracts is winding down and we anticipate that revenue in our Healthcare Claims Recovery Audit Services segment will continue to decline throughout 2014 with minimal amounts in the second half of 2014 given this wind-down and our withdrawal from the Medicare RAC rebid process earlier this year.
We believe that these challenges will result in a decline in our revenue for the year ending December 31, 2014 compared to our 2013 results. Although we expect to incur losses in our Healthcare Claims Recovery Audit Services due to the significant revenue declines, we believe that reductions in our core business operating costs and corporate overhead will offset a significant portion of the revenue declines in the remainder of our business.
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
Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	72.5	66.9
Selling, general and administrative expenses	29.9	26.5
Depreciation of property and equipment	4.4	4.5
Amortization of intangible assets	2.4	2.8
Total operating expenses	109.2	100.7
Operating loss	(9.2)	(0.7)

Foreign currency transaction (gains) losses on short-term intercompany balances	0.1	0.8
Interest expense (income), net	0.1	(0.5)
Loss before income taxes	(9.4)	(1.0)
Income tax expense	0.3	0.1

Net loss	(9.7)%	(1.1)%

Three Months Ended March 31, 2014 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Recovery Audit Services – Americas	$24,798	$26,242
Recovery Audit Services – Europe/Asia-Pacific	9,702	11,017
Adjacent Services	2,283	3,943
Healthcare Claims Recovery Audit Services	1,118	3,899
Total	$37,901	$45,101
Total revenue decreased for the three months ended March 31, 2014 by $7.2 million, or 16.0%, compared to the same period in 2013.
Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by $1.4 million, or 5.5%, for the first quarter of 2014 compared to the first quarter of 2013. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies impact our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the first quarter of 2014 decreased by 3.3% compared to a decrease of 5.5% as reported.
In addition to the impact of the change in FX rates, the year over year net decrease in our Recovery Audit Services – Americas revenue in the three months ended March 31, 2014 was due to a number of factors. Revenue at our existing clients declined 6.9% in the three-month period primarily due to claim approval delays at several clients and a delayed audit start in a large legacy client that we believe will be resolved in the next few quarters, as well as lower revenue from another significant retail client that has increased its internal resources and is identifying more claims itself, and, to a lesser extent, lower contingency fee rates at a few other clients. Partially offsetting these declines, revenue increased 1.4% in the three-month period due to new clients. Revenue from discontinued clients had a negligible impact for the three months ended March 31, 2014.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $1.3 million, or 11.9%, for the three months ended March 31, 2014 compared to the same period in 2013. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region positively impacted reported revenue for the first quarter compared to the same period in 2013. On a constant dollar basis, adjusted for changes in FX rates, revenue decreased by 14.6% during the first three months of 2014 compared to a decrease of 11.9% as reported. The 14.6% net decrease on a constant dollar basis for the three-month period included net decreases in revenue of 19.1% attributable to existing clients, 5.0% attributable to cyclical clients and 2.2% attributable to discontinued clients and clients that entered administration, partially offset by an increase of 11.7% attributable to new clients. Revenue from existing clients declined primarily due to claim approval delays at a significant retail client, fewer claims identified and delays in claim approvals at continuing clients, and declines at several commercial clients where audits are cyclical in nature.
Adjacent Services revenue decreased by $1.7 million, or 42.1%, for the three months ended March 31, 2014 compared to the same period in 2013. We generate Adjacent Services revenue from our data transformation and financial advisory services. The decrease in Adjacent Services revenue in the three-month period is primarily due to a weak backlog of projects at the beginning of 2014 compared to 2013.
Healthcare Claims Recovery Audit Services revenue decreased by $2.8 million, or 71.3%, for the three months ended March 31, 2014 compared to the same period in 2013. We generate our Healthcare Claims Recovery Audit Services revenue primarily from our participation in the Medicare RAC program. The decrease in revenue in the three-month period is primarily due to additional restrictions imposed on all Medicare RAC program contractors severely impacting our revenue and causing a decline in revenue. As disclosed in our Form 10-K for the year ended December 31, 2013, we have withdrawn from the Medicare RAC program rebid process, and auditing under the current Medicare RAC program contracts is winding down. We anticipate that revenue in our Healthcare Claims Recovery Audit Services segment will continue to decline throughout 2014 with minimal amounts in the second half of 2014 given this wind-down.

Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit and our Adjacent Services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue.
COR was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Recovery Audit Services – Americas	$14,635	$14,350
Recovery Audit Services – Europe/Asia-Pacific	7,417	9,022
Adjacent Services	3,035	3,200
Healthcare Claims Recovery Audit Services	2,380	3,612
Total	$27,467	$30,184
COR as a percentage of revenue for Recovery Audit Services – Americas was 59.0% and 54.7% for the three months ended March 31, 2014 and 2013, respectively. The increase in COR as a percentage of revenue for the three months ended March 31, 2014 compared to the same period in 2013 is primarily due to the fixed portion of our costs not decreasing in line with the lower revenue, and personnel we added to expand our service offerings into new industry segments.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 76.4% and 81.9% for the three months ended March 31, 2014 and 2013, respectively. The decrease in COR as a percentage of revenue primarily resulted from cost reductions, primarily compensation, in our European operations as we continue to implement our service delivery model changes in that geographic region. COR declined 17.8% in the three months ended March 31, 2014 compared to the same period in 2013.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (76.4% for the first quarter of 2014) compared to Recovery Audit Services – Americas (59.0% for the first quarter of 2014) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
COR as a percentage of revenue for Adjacent Services was 132.9% and 81.2% for the three months ended March 31, 2014 and 2013, respectively. The increase in COR as a percentage of revenue for Adjacent Services is primarily due to the decrease in revenue in this segment. COR declined 5.2% in the three months ended March 31, 2014 compared to the same period in 2013 due to cost reduction measures we implemented, and we anticipate that these measures will have a greater impact on COR in the remainder of 2014.
Healthcare Claims Recovery Audit Services COR relates primarily to costs associated with the Medicare RAC program subcontracts. COR as a percentage of revenue for Healthcare Claims Recovery Audit Services was 212.9% and 92.6% for the three months ended March 31, 2014 and 2013, respectively. The increase in COR as a percentage of revenue for Healthcare Claims Recovery Audit Services is primarily due to the decrease in revenue in this segment, partially offset by reductions in personnel and related costs.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit Services, Adjacent Services, and Healthcare Claims Recovery Audit Services segments include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.

SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Recovery Audit Services – Americas	$4,213	$4,320
Recovery Audit Services – Europe/Asia-Pacific	1,804	740
Adjacent Services	566	717
Healthcare Claims Recovery Audit Services	624	764
Subtotal for reportable segments	7,207	6,541
Corporate Support	4,134	5,393
Total	$11,341	$11,934
Recovery Audit Services – Americas SG&A decreased by $0.1 million, or 2.5%, for the three months ended March 31, 2014 from the comparable period in 2013.
Recovery Audit Services – Europe/Asia-Pacific SG&A increased $1.1 million, or 143.8%, for the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily due to the 2013 period including fair value adjustments recorded to reduce the acquisition-related contingent consideration payable for a prior acquisition and the reversal of provisions for bad debts, as well as higher payroll and related costs we incurred to help accelerate the service delivery model changes in Europe.
Adjacent Services SG&A decreased $0.2 million, or 21.1%, in the three months ended March 31, 2014 compared to the same period in 2013. The decrease in the three-month period is primarily due to the 2013 period including provisions for bad debt expense and the 2014 period including reversals of similar provisions.
Healthcare Claims Recovery Audit Services SG&A decreased $0.1 million, or 18.3%, in the three months ended March 31, 2014 compared to the same period in 2013. This decrease is primarily due to the 2013 period including costs we incurred in connection with the proposal we submitted in April 2013 for a new contract in the Medicare RAC program, with no similar costs in the 2014 period.
Corporate Support SG&A decreased $1.3 million, or 23.3%, for the three months ended March 31, 2014 compared to the same period in 2013. This decrease is primarily due to lower stock-based compensation expense and lower payroll and related expenses in the 2014 period resulting from our cost containment efforts.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Recovery Audit Services – Americas	$1,256	$1,368
Recovery Audit Services – Europe/Asia-Pacific	146	112
Adjacent Services	160	155
Healthcare Claims Recovery Audit Services	120	373
Total	$1,682	$2,008
The overall decrease in depreciation relates primarily to lower depreciable asset balances resulting from the impairment charges we recorded in the fourth quarter of 2013. We expect similar year over year decreases on a quarterly basis through the remainder of 2014.

Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Recovery Audit Services – Americas	$500	$698
Recovery Audit Services – Europe/Asia-Pacific	307	396
Adjacent Services	96	182
Total	$903	$1,276
The decrease in amortization expense is primarily due to the 2013 period including greater amortization of intangible assets recorded in connection with our acquisitions completed over the last few years. Unless we complete additional acquisitions in 2014, we expect amortization expense to continue to decrease in 2014.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2014 and 2013, we recorded foreign currency transaction losses of less than $0.1 million and $0.4 million, respectively, on short-term intercompany balances.
Net Interest Expense (Income). Net interest expense was $0.1 million for the three months ended March 31, 2014 and net interest income for the three months ended March 31, 2013 was $0.2 million. Net interest income in the three months ended March 31, 2013 is primarily due to the reversal of $0.6 million of accruals made in prior years for interest on uncertain tax positions. Excluding this item, the decrease in net interest expense in the three months ended March 31, 2014 is due to lower interest expense associated with business acquisition obligations, lower accruals for interest on uncertain tax positions and lower interest expense on debt outstanding than in the comparable 2013 period.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2014 and 2013 primarily results from taxes on the income of certain of our foreign subsidiaries. We also recorded the reversal of $0.4 million of accruals made in previous years for uncertain tax positions in the three months ended March 31, 2013.
Adjusted EBITDA. We evaluate the performance of our reportable segments based upon revenue and measures of profit or loss we refer to as EBITDA and Adjusted EBITDA. We define Adjusted EBITDA as earnings from continuing operations before interest and taxes (“EBIT”), adjusted for depreciation and amortization (“EBITDA”), and then further adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period. Such adjustments include restructuring charges, stock-based compensation, bargain purchase gains, acquisition-related charges and benefits (acquisition transaction costs, acquisition obligations classified as compensation, and fair value adjustments to acquisition-related contingent consideration), tangible and intangible asset impairment charges, certain litigation costs and litigation settlements, certain severance charges and foreign currency transaction gains and losses on short-term intercompany balances viewed by management as individually or collectively significant.

Reconciliations of net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,674)	$(497)
Income tax expense	113	56
Interest expense (income), net	54	(217)
EBIT	(3,507)	(658)
Depreciation of property and equipment	1,682	2,008
Amortization of intangible assets	903	1,276
EBITDA	(922)	2,626
Foreign currency transaction (gains) losses on short-term intercompany balances	15	357
Acquisition-related charges (benefits)	19	(666)
Transformation severance and related expenses	385	—
Stock-based compensation	1,021	1,318
Adjusted EBITDA	$518	$3,635
Acquisition-related charges (benefits) increased $0.7 million for the three months ended March 31, 2014 compared to the same period in 2013. This increase is primarily due to the 2013 period including fair value adjustments recorded to change the expected contingent consideration payable for a prior acquisition.
Transformation severance and related expenses increased $0.4 million for the three months ended March 31, 2014 compared to the same period in 2013. Transformation severance and related expenses fluctuate with the implementation of the phases of our Next-Generation Recovery Audit service delivery model and no such costs were incurred during the three months ended March 31, 2013.
Stock-based compensation decreased $0.3 million, or 22.5%, for the three months ended March 31, 2014 compared to the same period in 2013. This decrease is primarily due to the 2013 period including expenses for stock awards for certain executives that separated from the Company subsequent to the first quarter of 2013, with no corresponding expenses in the 2014 period.

We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Recovery Audit Services – Americas	$5,958	$7,582
Recovery Audit Services – Europe/Asia-Pacific	560	523
Adjacent Services	(1,156)	82
Healthcare Claims Recovery Audit Services	(1,731)	(477)
Subtotal for reportable segments	3,631	7,710
Corporate Support	(3,113)	(4,075)
Total	$518	$3,635
Recovery Audit Services – Americas Adjusted EBITDA decreased $1.6 million, or 21.4%, for the three months ended March 31, 2014 compared to the same period in 2013. This decrease resulted from a decrease in revenue and an increase in COR, partially offset by lower SG&A expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by less than $0.1 million, or 7.1%, for the three months ended March 31, 2014 compared to the same period in 2013. The increase is due to greater reductions in COR than revenue, partially offset by higher SG&A expenses other than acquisition-related charges (benefits) in the first quarter of 2014 compared to the first quarter of 2013.
Adjacent Services Adjusted EBITDA decreased $1.2 million for the three months ended March 31, 2014, compared to the same period in 2013. This decrease is primarily due to the decrease in revenue in this segment with lower decreases in COR and SG&A expenses.
Healthcare Claims Recovery Audit Services Adjusted EBITDA decreased $1.3 million, or 262.9%, for the three months ended March 31, 2014 compared to the same period in 2013. This decrease is primarily due to the decrease in revenue in this segment with lower decreases in COR and SG&A expenses.
Corporate Support Adjusted EBITDA improved by $1.0 million, or 23.6%, for the three months ended March 31, 2014 compared to the same period in 2013. This improvement is due to lower payroll and related expenses in the 2014 period.
Liquidity and Capital Resources
As of March 31, 2014, we had $45.7 million in cash and cash equivalents and no borrowings outstanding against the $25.0 million of availability under our revolving credit facility.
Operating Activities. Net cash provided by operating activities was $2.9 million and $0.8 million during the three months ended March 31, 2014 and 2013, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,674)	$(497)
Adjustments for certain non-cash items	3,428	4,960
	(246)	4,463
Changes in operating assets and liabilities	3,158	(3,614)
Net cash provided by operating activities	$2,912	$849

The change in net cash provided by operating activities primarily resulted from changes in operating assets and liabilities, partially offset by the higher net loss from the 2014 period. The most significant of the changes in operating activities were lower payments made in the 2014 period for incentive compensation than were made in the 2013 period. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $0.8 million and $2.2 million during the three months ended March 31, 2014 and 2013, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and enhance our Next-Generation Recovery Audit service delivery model.
Capital expenditures are discretionary and we currently expect full year 2014 capital expenditures to approximate the full year 2013 levels. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.
Financing Activities. Net cash provided by financing activities was $0.1 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in net cash provided by financing activities in the three months ended March 31, 2014 compared to same period in 2013 is primarily due to the $4.1 million of net proceeds we received from the issuance of common stock in January 2013 with no comparable financing activity in the 2014 period. This issuance related to the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $0.8 million on our term loan in the three-month period ending March 31, 2013, but had no debt outstanding and no required debt payments in the three-month period ending March 31, 2014. Proceeds from stock option exercises were $2.2 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Payments of deferred acquisition consideration of $2.0 million and $1.7 million during the three months ended March 31, 2014 and 2013, respectively, include earn-out payments we made relating to the acquisition of Business Strategy, Inc. and deferred compensation relating to the acquisition of Etesius Limited.
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
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). As of March 31, 2014, we had no outstanding borrowings under the SunTrust revolver. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at March 31, 2014 had any borrowings been outstanding was approximately 1.90%. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million SunTrust revolving credit facility.
Prior to the January 2014 amendment to the SunTrust credit facility, amounts available under the SunTrust revolver were based on eligible accounts receivable and other factors. Interest on both the revolver and term loan was payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varied from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and was determined in accordance with a pricing grid under the SunTrust loan agreement.
The SunTrust credit facility requires, as of the end of each fiscal quarter, the Company to have achieved Consolidated Adjusted EBITDA (as defined in the agreement) of at least $22.5 million for the immediately preceding four quarters. As of March 31, 2014, the Company's Consolidated Adjusted EBITDA for the preceding four quarters was $22.2 million, and therefore the Company was not in compliance with the covenant, although there were no amounts outstanding under the credit facility as of that date. On May 8, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended March 31, 2014 and reduced the minimum Consolidated Adjusted EBITDA requirement to $18.0 million. The amendment also authorized a $10.0 million increase to the Company's stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million.

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
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
For the three months ended March 31, 2014, we repurchased 6,700 shares under this plan for less than $0.1 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
Off-Balance Sheet Arrangements
As of March 31, 2014, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.

Forward-Looking Statements
Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding: (1) future results of operations or of the Company’s financial condition, (2) the adequacy of the Company’s current working capital and other available sources of funds, (3) the Company's goals and plans for the future, including its strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the expected impact of the Company’s decision to withdraw from the Medicare RAC program rebid process. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2014, we recognized $0.3 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by less than $0.1 million for the three months ended March 31, 2014. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $25.0 million of borrowing availability under our revolving credit facility as of March 31, 2014, but had no amounts drawn under the revolving credit facility as of that date. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.3 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2014:

2014	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 - January 31	—	$—	—	$—
February 1 - February 28	—	$—	—	$—
March 1 - March 31	6,700	$5.94	6,700	$20.0
	6,700	$5.94	6,700

(a)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. Through May 9, 2014, the Company repurchased a total of 202,700 shares under this program through open-market transactions for an aggregate purchase price of $1.3 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On May 8, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended March 31, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $18.0 million, and increased the total amount of common stock that the Company may repurchase under the stock repurchase program by $10.0 million to $20.0 million.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Fifth Loan Documents Modification Agreement and Waiver, entered into as of May 8, 2014, by and among the Borrowers, the Guarantors and the Lender.

10.2	Employment Agreement dated April 24, 2014, by and between Michael Cochrane and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2014).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2014.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2014.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 12, 2014	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 12, 2014	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer and Treasurer (Principal Financial Officer)