Form 10-Q
period 2014-06-30
PRGX GLOBAL, INC.
filed 2014-08-07
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at August 6, 2014 were 27,653,540.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$41,981	$50,205	$79,882	$95,306
Operating expenses:
Cost of revenue	29,944	32,522	58,776	64,060
Selling, general and administrative expenses	11,037	11,629	21,013	22,209
Depreciation of property and equipment	1,586	2,027	3,268	4,035
Amortization of intangible assets	902	1,332	1,805	2,608
Total operating expenses	43,469	47,510	84,862	92,912
Operating income (loss)	(1,488)	2,695	(4,980)	2,394
Foreign currency transaction (gains) losses on short-term intercompany balances	(163)	225	(148)	582
Interest expense (income), net	(43)	53	11	(164)
Income (loss) before income taxes	(1,282)	2,417	(4,843)	1,976
Income tax expense	186	586	299	642
Net income (loss)	$(1,468)	$1,831	$(5,142)	$1,334

Basic earnings (loss) per common share (Note B)	$(0.05)	$0.06	$(0.17)	$0.05

Diluted earnings (loss) per common share (Note B)	$(0.05)	$0.06	$(0.17)	$0.05
Weighted-average common shares outstanding (Note B):
Basic	29,733	29,053	29,945	28,912

Diluted	29,733	29,436	29,945	29,366

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(1,468)	$1,831	$(5,142)	$1,334
Foreign currency translation adjustments	577	(545)	507	(1,029)
Comprehensive income (loss)	$(891)	$1,286	$(4,635)	$305

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$36,367	$43,700
Restricted cash	194	57
Receivables:
Contract receivables, less allowances of $1,941 in 2014 and $1,996 in 2013:
Billed	28,040	28,175
Unbilled	2,981	9,904
	31,021	38,079
Employee advances and miscellaneous receivables, less allowances of $546 in 2014 and $402 in 2013	1,230	2,242
Total receivables	32,251	40,321
Prepaid expenses and other current assets	4,989	3,917
Total current assets	73,801	87,995
Property and equipment	56,589	58,796
Less accumulated depreciation and amortization	(43,407)	(44,802)
Property and equipment, net	13,182	13,994
Goodwill	13,716	13,686
Intangible assets, less accumulated amortization of $34,787 in 2014 and $32,717 in 2013	11,844	13,582
Noncurrent portion of unbilled receivables	930	1,379
Other assets	2,218	2,193
Total assets	$115,691	$132,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,304	$10,809
Accrued payroll and related expenses	13,098	15,415
Refund liabilities	5,727	6,597
Deferred revenue	1,758	1,512
Business acquisition obligations	230	3,156
Total current liabilities	31,117	37,489
Noncurrent refund liabilities	841	950
Other long-term liabilities	532	562
Total liabilities	32,490	39,001

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 28,515,343 shares issued and outstanding as of June 30, 2014 and 29,367,439 shares issued and outstanding as of December 31, 2013	285	294
Additional paid-in capital	598,823	604,806
Accumulated deficit	(518,528)	(513,386)
Accumulated other comprehensive income	2,621	2,114
Total shareholders’ equity	83,201	93,828
Total liabilities and shareholders’ equity	$115,691	$132,829

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(5,142)	$1,334
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,073	6,643
Amortization of deferred loan costs	39	91
Stock-based compensation expense	2,004	2,473
Deferred income taxes	(418)	(237)
Foreign currency transaction (gains) losses on short-term intercompany balances	(148)	582
Changes in operating assets and liabilities:
Restricted cash	(137)	(122)
Billed receivables	360	5,404
Unbilled receivables	7,372	(5,148)
Prepaid expenses and other current assets	248	(959)
Other assets	(7)	23
Accounts payable and accrued expenses	(659)	(2,563)
Accrued payroll and related expenses	(2,243)	(8,682)
Refund liabilities	(979)	(448)
Deferred revenue	229	(417)
Noncurrent compensation obligations	184	241
Other long-term liabilities	76	(1,348)
Net cash provided by (used in) operating activities	5,852	(3,133)
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(2,333)	(2,989)
Net cash used in investing activities	(2,333)	(2,989)
Cash flows from financing activities:
Repayments of long-term debt	—	(1,500)
Payment of deferred loan costs	(91)	—
Restricted stock repurchased from employees for withholding taxes	(491)	(1,192)
Proceeds from option exercises	2,328	402
Payments of deferred acquisition consideration	(1,978)	(1,656)
Net proceeds from issuance of common stock	—	4,118
Repurchase of common stock	(10,998)	—
Net cash provided by (used in) financing activities	(11,230)	172

Effect of exchange rates on cash and cash equivalents	378	(754)
Net decrease in cash and cash equivalents	(7,333)	(6,704)

Cash and cash equivalents at beginning of period	43,700	37,806
Cash and cash equivalents at end of period	$36,367	$31,102

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$48	$365
Cash paid during the period for income taxes, net of refunds received	$1,377	$1,207

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2013.
Certain reclassifications have been made to the prior period financial statements, including the notes thereto, to conform to the presentation changes described below.
Beginning with the second quarter of 2014, we reclassified certain information technology expenses within our Recovery Audit Services — Americas segment from Selling, General and Administrative expenses to Cost of Revenue to better reflect the nature of the work performed.
Beginning with the first quarter of 2014, we present the former New Services segment as two separate segments: Adjacent Services, which were formerly referred to as Profit Optimization services, and Healthcare Claims Recovery Audit Services. We have revised the presentation of our operating segments and related information in Note D - Operating Segments and Related Information. Also beginning with the first quarter of 2014, we reclassified certain expenses within the Recovery Audit Services — Europe/Asia-Pacific segment from Cost of Revenue to Selling, General and Administrative expenses to better reflect costs associated with new business development efforts.
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
Unbilled Receivables
A significant portion of the unbilled receivables presented in the Condensed Consolidated Balance Sheets (Unaudited) relate to our Healthcare Claims Recovery Audit Services as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors. These unbilled receivables, net of the related reserves, were $0.1 million and $5.6 million as of June 30, 2014 and December 31, 2013, respectively. As of July 30, 2014, we billed $0.1 million of the unbilled receivables relating to the Medicare RAC program that were outstanding as of June 30, 2014.
New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is set forth below:
FASB ASC Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently undergoing an evaluation of the impact of ASU 2014-09 on our consolidated financial statements.
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
Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings (loss) per common share:	2014	2013	2014	2013
Numerator:
Net income (loss)	$(1,468)	$1,831	$(5,142)	$1,334

Denominator:
Weighted-average common shares outstanding	29,733	29,053	29,945	28,912

Basic earnings (loss) per common share	$(0.05)	$0.06	$(0.17)	$0.05

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings (loss) per common share:	2014	2013	2014	2013
Numerator:
Net income (loss)	$(1,468)	$1,831	$(5,142)	$1,334

Denominator:
Weighted-average common shares outstanding	29,733	29,053	29,945	28,912
Incremental shares from stock-based compensation plans	—	383	—	454
Denominator for diluted earnings (loss) per common share	29,733	29,436	29,945	29,366

Diluted earnings (loss) per common share	$(0.05)	$0.06	$(0.17)	$0.05
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 3.8 million shares and antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the three and six months ended June 30, 2014. Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 1.8 million shares, and there were no antidilutive Performance Units related to the Company's 2006 Management Incentive Plan excluded from the computation of diluted earnings (loss) per common share for the three and six months ended June 30, 2013. As a result of the net loss for the three and six months ended June 30, 2014, all shares underlying stock options and Performance Units were considered antidilutive. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.5 million and 0.8 million for the three and six months ended June 30, 2014 and 2013, respectively, and nonvested restricted share units that we consider to be participating securities of 0.1 million and 0.2 million for the three and six months ended June 30, 2014 and 2013, respectively.
On December 11, 2012, we closed a public offering of 6,249,234 shares of our common stock, which consisted of 2,500,000 shares sold by us and 3,749,234 shares sold by certain selling shareholders, at a price to the public of $6.39 per share. The net proceeds to us from the public offering, after deducting underwriting discounts and commissions and offering expenses, were $14.7 million. We did not receive any proceeds from the sale of shares by the selling shareholders. In addition, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and completed the additional sale on January 8, 2013. The net proceeds to us from the overallotment, after deducting underwriting discounts and commissions and offering expenses, were $4.1 million.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the six months ended June 30, 2014 and 217,155 shares of our common stock having a value of $1.4 million in the six months ended June 30, 2013.
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
2008 EIP Awards
Stock options granted under the 2008 EIP generally have a term of six to seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the six months ended June 30, 2014 and 2013:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2014
Director group	51,276	1 year or less	$6.45	$1.89
Employee group (1)	1,480,000	3 years	$6.99	$1.81

2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	438,625	3 years	$5.56	$2.44
Employee inducement (2)	20,000	3 years	$7.14	$3.81

(1)	The exercise price for these options is $6.36 for the options that vest on June 27, 2015, $6.99 for the options that vest on June 27, 2016 and $7.63 for the options that vest on June 27, 2017.

(2)
The Company granted non-qualified performance-based stock options outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards granted during the six months ended June 30, 2014 and 2013:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2014
Director group	51,276	1 year or less	$6.45
Employee group	120,000	3 years	$6.36

2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	438,625	3 years	$5.56
Employee inducement (1)	20,000	3 years	$7.14

(1)
The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006 MIP Performance Units
On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the six months ended June 30, 2014, an aggregate of 22,038 Performance Units were settled which resulted in the issuance of 13,222 shares of common stock and cash payments totaling $0.1 million. During the six months ended June 30, 2013, an aggregate of 52,334 Performance Units were settled which resulted in the issuance of 31,399 shares of common stock and cash payments totaling $0.1 million. Since the June 19, 2012 grant date to June 30, 2014, an aggregate of 115,702 Performance Units were settled by four current executive officers and two former executive officers, and 16,524 Performance Units were forfeited by one former executive officer and currently are available to be granted. Such settlements resulted in the issuance of 69,419 shares of common stock and cash payments totaling $0.2 million. As of June 30, 2014, a total of 22,038 Performance Units were outstanding, none of which were vested.
Selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 include $1.0 million and $1.2 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the six months ended June 30, 2014 and 2013 include $2.0 million and $2.5 million, respectively, related to stock-based compensation charges. At June 30, 2014, there was $7.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 2.3 years.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2013 has been revised to reflect the change in reportable segments and the presentation of fair value adjustments to acquisition-related contingent consideration. Segment information for the three and six months ended June 30, 2014 and 2013 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended June 30, 2014
Revenue	$27,029	$12,382	$2,281	$289	$—	$41,981

Net loss						$(1,468)
Income tax expense						186
Interest income, net						(43)
EBIT	$5,393	$1,359	$(1,768)	$(1,646)	$(4,663)	(1,325)
Depreciation of property and equipment	1,245	149	158	34	—	1,586
Amortization of intangible assets	501	305	96	—	—	902
EBITDA	7,139	1,813	(1,514)	(1,612)	(4,663)	1,163
Foreign currency transaction (gains) losses on short-term intercompany balances	(154)	(40)	—	—	31	(163)
Acquisition-related charges	—	—	230	—	—	230
Transformation severance and related expenses	458	483	235	250	128	1,554
Stock-based compensation	—	—	—	—	983	983
Adjusted EBITDA	$7,443	$2,256	$(1,049)	$(1,362)	$(3,521)	$3,767

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended June 30, 2013
Revenue	$29,392	$10,770	$3,137	$6,906	$—	$50,205

Net income						$1,831
Income tax expense						586
Interest expense, net						53
EBIT	$6,771	$(74)	$(1,336)	$1,705	$(4,596)	2,470
Depreciation of property and equipment	1,356	126	154	391	—	2,027
Amortization of intangible assets	698	452	182	—	—	1,332
EBITDA	8,825	504	(1,000)	2,096	(4,596)	5,829
Foreign currency transaction (gains) losses on short-term intercompany balances	171	69	—	—	(15)	225
Acquisition-related charges (benefits)	315	(168)	44	—	—	191
Transformation severance and related expenses	80	537	—	—	—	617
Stock-based compensation	—	—	—	—	1,155	1,155
Adjusted EBITDA	$9,391	$942	$(956)	$2,096	$(3,456)	$8,017

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Six Months Ended June 30, 2014
Revenue	$51,827	$22,084	$4,564	$1,407	$—	$79,882

Net loss						$(5,142)
Income tax expense						299
Interest expense, net						11
EBIT	$9,477	$1,460	$(3,342)	$(3,652)	$(8,775)	(4,832)
Depreciation of property and equipment	2,501	295	318	154	—	3,268
Amortization of intangible assets	1,001	612	192	—	—	1,805
EBITDA	12,979	2,367	(2,832)	(3,498)	(8,775)	241
Foreign currency transaction (gains) losses on short-term intercompany balances	(44)	(113)	—	—	9	(148)
Acquisition-related charges	—	—	249	—	—	249
Transformation severance and related expenses	466	562	378	405	128	1,939
Stock-based compensation	—	—	—	—	2,004	2,004
Adjusted EBITDA	$13,401	$2,816	$(2,205)	$(3,093)	$(6,634)	$4,285

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Six Months Ended June 30, 2013
Revenue	$55,634	$21,787	$7,080	$10,805	$—	$95,306

Net income						$1,334
Income tax expense						642
Interest income, net						(164)
EBIT	$12,225	$367	$(1,647)	$855	$(9,988)	1,812
Depreciation of property and equipment	2,724	238	309	764	—	4,035
Amortization of intangible assets	1,396	848	364	—	—	2,608
EBITDA	16,345	1,453	(974)	1,619	(9,988)	8,455
Foreign currency transaction (gains) losses on short-term intercompany balances	223	375	—	—	(16)	582
Acquisition-related charges (benefits)	325	(900)	100	—	—	(475)
Transformation severance and related expenses	80	537	—	—	—	617
Stock-based compensation	—	—	—	—	2,473	2,473
Adjusted EBITDA	$16,973	$1,465	$(874)	$1,619	$(7,531)	$11,652

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
Our cash and cash equivalents included short-term investments of approximately $15.0 million as of June 30, 2014 and $24.6 million as of December 31, 2013, of which approximately $4.1 million and $4.4 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
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
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). As of June 30, 2014, we had no outstanding borrowings under the SunTrust revolver. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at June 30, 2014 had any borrowings been outstanding was approximately 1.90%. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million SunTrust revolving credit facility.
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
The SunTrust credit facility as amended requires, as of the end of each fiscal quarter, the Company to have achieved Consolidated Adjusted EBITDA (as defined in the agreement) of at least $18.0 million for the immediately preceding four quarters. As of June 30, 2014, the Company's Consolidated Adjusted EBITDA for the preceding four quarters was $17.0 million, and therefore the Company was not in compliance with the covenant, although there were no amounts outstanding under the credit facility as of that date. On August 7, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended June 30, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $12.0 million, modified the Fixed Charge Coverage Ratio definition for the quarter ending September 30, 2014 by excluding certain payments, and reduced the maximum borrowing amount under the senior credit facility to $20.0 million.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We repaid the remaining balance of our bank debt in December 2013, and had no debt outstanding as of June 30, 2014. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had business acquisition obligations of $0.2 million and $3.2 million as of June 30, 2014 and December 31, 2013, respectively, representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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
In the six months ended June 30, 2013, we partially offset these foreign income taxes by reversing $0.5 million of accruals made in prior years for uncertain tax positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Note J – Subsequent Events
On August 7, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended June 30, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $12.0 million, modified the Fixed Charge Coverage Ratio definition for the quarter ending September 30, 2014 by excluding certain payments, and reduced the maximum borrowing amount under the senior credit facility to $20.0 million.
From the February 2014 announcement through August 6, 2014, the Company repurchased a total of 2,556,727 shares of common stock under its stock repurchase program for an aggregate purchase price of $16.4 million.

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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate any adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop a lower cost service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers and growing our Adjacent Services segment. Our Healthcare Claims Recovery Audit Services segment includes services we provide as a subcontractor to three of the four prime contractors in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”) of the Centers for Medicare and Medicaid Services (“CMS”).
Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in the first six months of 2014 by a number of factors. We experienced delays in claim approvals at certain clients and a delayed audit start at a large legacy client, and had a weak backlog for our Adjacent Services coming into 2014. Also, auditing under the current Medicare RAC program contracts is winding down and we anticipate that revenue in our Healthcare Claims Recovery Audit Services segment will continue to decline throughout 2014 with minimal amounts in the second half of 2014 given this wind-down and our withdrawal from the Medicare RAC rebid process earlier this year.
We believe that these challenges will result in a decline in our revenue for the year ending December 31, 2014 compared to our 2013 results. However, we believe that reductions in our operating costs and corporate overhead will offset a significant portion of these revenue declines.
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
Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	71.3	64.8	73.6	67.2
Selling, general and administrative expenses	26.3	23.2	26.3	23.4
Depreciation of property and equipment	3.8	4.0	4.1	4.2
Amortization of intangible assets	2.2	2.6	2.2	2.7
Total operating expenses	103.6	94.6	106.2	97.5
Operating income (loss)	(3.6)	5.4	(6.2)	2.5

Foreign currency transaction (gains) losses on short-term intercompany balances	(0.4)	0.5	(0.2)	0.6
Interest expense (income), net	(0.1)	0.1	—	(0.2)
Income (loss) before income taxes	(3.1)	4.8	(6.0)	2.1
Income tax expense	0.4	1.2	0.4	0.7

Net income (loss)	(3.5)%	3.6%	(6.4)%	1.4%

Three and Six Months Ended June 30, 2014 Compared to the Corresponding Periods of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$27,029	$29,392	$51,827	$55,634
Recovery Audit Services – Europe/Asia-Pacific	12,382	10,770	22,084	21,787
Adjacent Services	2,281	3,137	4,564	7,080
Healthcare Claims Recovery Audit Services	289	6,906	1,407	10,805
Total	$41,981	$50,205	$79,882	$95,306
Total revenue decreased for the three months ended June 30, 2014 by $8.2 million, or 16.4%, compared to the same period in 2013. Total revenue decreased for the six months ended June 30, 2014 by $15.4 million, or 16.2%, compared to the same period in 2013.
Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by $2.4 million, or 8.0%, for the second quarter of 2014 compared to the second quarter of 2013. For the six months ended June 30, 2014, revenue decreased by $3.8 million, or 6.8%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies negatively impacted our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the second quarter of 2014 decreased by 7.2% compared to a decrease of 8.0% as reported and decreased by 5.4% during the first six months of 2014 compared to a decrease of 6.8% as reported.
In addition to the impact of the change in FX rates, the year over year net constant dollar decreases in our Recovery Audit Services – Americas revenue in the three and six months ended June 30, 2014 were due to a number of factors. Revenue at our existing clients declined 7.9% in the three-month period and 6.3% in the six-month period primarily due to a delayed audit start at two significant clients, and to lower contingency fee rates at a few other clients. Partially offsetting these declines, revenue increased 1.5% in both the three and six-month period due to new clients. Revenue from discontinued clients had a negligible impact for the three and six months ended June 30, 2014.
Recovery Audit Services – Europe/Asia-Pacific revenue increased by $1.6 million, or 15.0%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, revenue increased by $0.3 million, or 1.4%, compared to the same period in the prior year. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region positively impacted reported revenue for the first six months compared to the same period in 2013. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the second quarter of 2014 increased by 9.1% compared to an increase of 15.0% as reported and decreased by 2.7% during the first six months of 2014 compared to an increase of 1.4% as reported.
The 9.1% net increase on a constant dollar basis for the three-month period included a net increase in revenue of 2.2% attributable to existing clients and 12.7% attributable to new clients, partially offset by net decreases of 2.0% attributable to cyclical clients and 3.8% attributable to discontinued clients and clients that entered administration (similar to bankruptcy). The 2.7% net decrease on a constant dollar basis for the six-month period included net decreases in revenue of 7.8% attributable to existing clients, 3.2% attributable to cyclical clients and 2.7% attributable to discontinued clients and clients that entered administration, partially offset by an increase of 11.0% attributable to new clients. Revenue from existing clients in both the three- and six-month periods declined year over year primarily due to claim approval delays at a significant retail client and client requested audit accelerations that increased revenue in the 2013 periods above normal levels, with no corresponding accelerations in the 2014 periods.
Adjacent Services revenue decreased by $0.9 million, or 27.3%, for the three months ended June 30, 2014 compared to the same period in 2013. Adjacent Services revenue decreased by $2.5 million, or 35.5%, for the six months ended June 30, 2014 compared to the same period in 2013. We generate Adjacent Services revenue from our data transformation and financial advisory services. The decreases in Adjacent Services revenue in the three and six-month periods are primarily due to a weak backlog of projects at the beginning of 2014 compared to 2013 as well as our decision to strategically wind-down certain service offerings in order to re-focus on other growth opportunities in this segment. We continue to rationalize and refine the remaining service offerings in this segment to ensure that they are aligned with the Company's long-term strategic growth plan.

Healthcare Claims Recovery Audit Services revenue decreased by $6.6 million, or 95.8%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, revenue decreased by $9.4 million, or 87.0%, compared to the same period in 2013. Our Healthcare Claims Recovery Audit Services revenue includes revenue from our participation in the Medicare RAC program. The decreases in revenue in the three and six-month periods are primarily due to audit limitations imposed on all Medicare RAC program contractors. As disclosed in our Form 10-K for the year ended December 31, 2013, we have withdrawn from the Medicare RAC program rebid process, and auditing under the current Medicare RAC program contracts is winding down. We anticipate that revenue in our Healthcare Claims Recovery Audit Services segment will continue to decline throughout 2014 with minimal amounts in the second half of 2014 given this wind-down.
Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit and our Adjacent Services businesses, as well as certain information technology services and allocated corporate data center costs. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of COR is variable and will increase or decrease with increases or decreases in revenue.
COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$17,074	$16,631	$33,074	$32,335
Recovery Audit Services – Europe/Asia-Pacific	8,673	8,758	16,090	17,780
Adjacent Services	2,849	3,074	5,884	6,274
Healthcare Claims Recovery Audit Services	1,348	4,059	3,728	7,671
Total	$29,944	$32,522	$58,776	$64,060
COR as a percentage of revenue for Recovery Audit Services – Americas was 63.2% and 56.6% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, COR as a percentage of revenue for Recovery Audit Services – Americas was 63.8% and 58.1%, respectively. The increases in COR as a percentage of revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 are primarily due to the fixed portion of our costs not decreasing in proportion to the lower revenue, and personnel we added to expand our service offerings into new industry segments.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 70.0% and 81.3% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 72.9% and 81.6%, respectively. The decreases in COR as a percentage of revenue primarily resulted from cost reductions, primarily compensation-related, in our European operations as we continue to implement our service delivery model changes in that geographic region, as well as revenue increases in the segment.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (70.0% for the second quarter of 2014 and 72.9% for the six months ended June 30, 2014) compared to Recovery Audit Services – Americas (63.2% for the second quarter of 2014 and 63.8% for the six months ended June 30, 2014) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
COR as a percentage of revenue for Adjacent Services was 124.9% and 98.0% for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, COR as a percentage of revenue for Adjacent Services was 128.9% and 88.6%, respectively. The increases in COR as a percentage of revenue for Adjacent Services are primarily due to the fixed portion of our costs not decreasing in line with the decrease in revenue in this segment. COR declined 7.3% and 6.2% in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 due to cost reduction measures we implemented, and we anticipate that these measures will have a greater impact on COR in the remainder of 2014.

Healthcare Claims Recovery Audit Services COR relates primarily to costs associated with the Medicare RAC program subcontracts. COR exceeded revenue in the three and six months ended June 30, 2014 by $1.1 million and $2.3 million, respectively. Revenue exceeded COR in the three and six months ended June 30, 2013 by $2.8 million and $3.1 million, respectively. These changes in COR compared to revenue for Healthcare Claims Recovery Audit Services are primarily due to the significant decrease in revenue in this segment, partially offset by reductions in personnel and related costs.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses of the Recovery Audit Services, Adjacent Services, and Healthcare Claims Recovery Audit Services segments include the expenses of sales and marketing activities, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances and gains and losses on asset disposals. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of certain information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.
SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$2,970	$3,765	$5,818	$6,731
Recovery Audit Services – Europe/Asia-Pacific	1,936	1,439	3,740	2,179
Adjacent Services	946	1,063	1,512	1,780
Healthcare Claims Recovery Audit Services	553	751	1,177	1,515
Subtotal for reportable segments	6,405	7,018	12,247	12,205
Corporate Support	4,632	4,611	8,766	10,004
Total	$11,037	$11,629	$21,013	$22,209
Recovery Audit Services – Americas SG&A decreased by $0.8 million, or 21.1%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, SG&A decreased $0.9 million, or 13.6%, from the comparable period in 2013. These decreases are primarily due to the 2013 periods including higher bad debt expenses and sales commissions for a project that we completed in 2013 with no comparable expenses in the 2014 periods, partially offset by increased severance costs in the 2014 periods.
Recovery Audit Services – Europe/Asia-Pacific SG&A increased $0.5 million, or 34.5%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, SG&A increased $1.6 million, or 71.6%, from the comparable period in 2013. These increases are primarily due to the 2013 periods including fair value adjustments recorded to reduce the acquisition-related contingent consideration payable for a prior acquisition and the reversal of provisions for bad debts with almost no comparable benefits in the 2014 periods, as well as higher transformation severance costs we incurred in the 2014 periods to implement the service delivery model changes in Europe.
Adjacent Services SG&A decreased $0.1 million, or 11.0%, in the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, SG&A decreased $0.3 million, or 15.1%, from the comparable period in 2013. The decreases in the three and six-month periods are primarily due to cost reductions in nearly all expenses other than severance costs and an earn-out provision in the 2014 three-month period, as well as the 2013 periods including provisions for bad debt expense and the 2014 periods including reversals of similar provisions.
Healthcare Claims Recovery Audit Services SG&A decreased $0.2 million, or 26.4%, in the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, SG&A decreased $0.3 million, or 22.3%, from the comparable period in 2013. These decreases are primarily due to cost reductions in the 2014 periods, as well as the 2013 six-month period including costs we incurred in connection with the proposal we submitted in April 2013 for a new contract in the Medicare RAC program, with no similar costs in the 2014 period.
Corporate Support SG&A increased by less than $0.1 million, or 0.5%, in the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, Corporate Support SG&A decreased by $1.2 million, or 12.4%, from the comparable period in 2013. The decrease in the six-month period is primarily due to lower stock-based compensation expense and lower payroll and related expenses in the 2014 period resulting from our cost reduction efforts.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$1,245	$1,356	$2,501	$2,724
Recovery Audit Services – Europe/Asia-Pacific	149	126	295	238
Adjacent Services	158	154	318	309
Healthcare Claims Recovery Audit Services	34	391	154	764
Total	$1,586	$2,027	$3,268	$4,035
The overall decreases in depreciation relate primarily to lower depreciable asset balances resulting from the impairment charges we recorded in the fourth quarter of 2013. We expect similar year over year decreases on a quarterly basis through the remainder of 2014.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$501	$698	$1,001	$1,396
Recovery Audit Services – Europe/Asia-Pacific	305	452	612	848
Adjacent Services	96	182	192	364
Total	$902	$1,332	$1,805	$2,608
The decreases in amortization expense are primarily due to the 2013 periods including greater amortization of intangible assets recorded in connection with the acquisitions we completed over the last few years. We expect amortization expense to continue to decline unless we complete additional acquisitions.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended June 30, 2014, we recorded foreign currency transaction gains of $0.2 million on short-term intercompany balances. In the three months ended June 30, 2013 we recorded foreign currency transaction losses of $0.2 million on short-term intercompany balances. In the six months ended June 30, 2014, we recorded foreign currency transaction gains of $0.1 million on short-term intercompany balances. In the six months ended June 30, 2013, we recorded foreign currency transaction losses of $0.6 million on short-term intercompany balances.
Net Interest Expense (Income). Net interest income was less than $0.1 million for the three months ended June 30, 2014 and net interest expense for the three months ended June 30, 2013 was $0.1 million. Net interest expense was less than $0.1 million for the six months ended June 30, 2014 and net interest income for the six months ended June 30, 2013 was $0.2 million. Net interest income in the six months ended June 30, 2013 is primarily due to the reversal of $0.7 million of accruals made in prior years for interest on uncertain tax positions. Excluding these accrual reversals, the change in net interest expense in the six months ended June 30, 2014 is due to lower interest expense associated with business acquisition obligations, lower accruals for interest on uncertain tax positions and lower interest expense on debt outstanding than in the comparable 2013 period.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2014 and 2013 primarily resulted from taxes on the income of certain of our foreign subsidiaries. We also recorded the reversal of $0.5 million of accruals made in previous years for uncertain tax positions in the six months ended June 30, 2013.
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
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(1,468)	$1,831	$(5,142)	$1,334
Income tax expense	186	586	299	642
Interest expense (income), net	(43)	53	11	(164)
EBIT	(1,325)	2,470	(4,832)	1,812
Depreciation of property and equipment	1,586	2,027	3,268	4,035
Amortization of intangible assets	902	1,332	1,805	2,608
EBITDA	1,163	5,829	241	8,455
Foreign currency transaction (gains) losses on short-term intercompany balances	(163)	225	(148)	582
Acquisition-related charges (benefits)	230	191	249	(475)
Transformation severance and related expenses	1,554	617	1,939	617
Stock-based compensation	983	1,155	2,004	2,473
Adjusted EBITDA	$3,767	$8,017	$4,285	$11,652
Acquisition-related charges increased by less than $0.1 million and $0.7 million for the three and six months ended June 30, 2014 compared to the same periods in 2013. The increase in the three-month period is due to the 2014 period including a provision for an earn-out relating to a prior acquisition, while the 2013 period included lower expenses relating to compensation for the same acquisition. The increase in the six-month period is primarily due to the 2013 period including fair value adjustments recorded to lower the expected contingent consideration payable for a prior acquisition.
Transformation severance and related expenses increased $0.9 million for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, transformation severance and related expenses increased $1.3 million from the comparable period in 2013. Transformation severance and related expenses fluctuate with the implementation of the phases of our business strategy, including our Next-Generation Recovery Audit service delivery model and the wind-down of our Medicare RAC program subcontracts. We expect to continue to incur these costs through the remainder of 2014, but at lower levels than we recorded in the first half of the year.
Stock-based compensation decreased $0.2 million, or 14.9%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, stock-based compensation decreased $0.5 million, or 19.0%, from the comparable period in 2013. These decreases are primarily due to the 2013 periods including expenses for stock awards for certain executives that separated from the Company subsequent to the second quarter of 2013, with lower comparable expenses in the 2014 periods.

We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$7,443	$9,391	$13,401	$16,973
Recovery Audit Services – Europe/Asia-Pacific	2,256	942	2,816	1,465
Adjacent Services	(1,049)	(956)	(2,205)	(874)
Healthcare Claims Recovery Audit Services	(1,362)	2,096	(3,093)	1,619
Subtotal for reportable segments	7,288	11,473	10,919	19,183
Corporate Support	(3,521)	(3,456)	(6,634)	(7,531)
Total	$3,767	$8,017	$4,285	$11,652
Recovery Audit Services – Americas Adjusted EBITDA decreased $1.9 million, or 20.7%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, Recovery Audit Services – Americas Adjusted EBITDA decreased $3.6 million, or 21.0%, from the comparable period in 2013. These decreases resulted primarily from decreases in revenue and increases in COR, partially offset by lower SG&A expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.3 million, or 139.5%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.4 million, or 92.2%, from the comparable period in 2013. These increases are due to higher revenue and lower COR, partially offset by higher SG&A expenses.
Adjacent Services Adjusted EBITDA decreased $0.1 million, or 9.7%, for the three months ended June 30, 2014, compared to the same period in 2013. For the six months ended June 30, 2014, Adjacent Services Adjusted EBITDA decreased $1.3 million, or 152.3%, from the comparable period in 2013. These decreases are primarily due to the decreases in revenue in this segment with lower decreases in COR and SG&A expenses.
Healthcare Claims Recovery Audit Services Adjusted EBITDA decreased $3.5 million, or 165.0%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, Healthcare Claims Recovery Audit Services Adjusted EBITDA decreased $4.7 million, or 291.0%, from the comparable period in 2013. These decreases are primarily due to the decreases in revenue in this segment with lower decreases in COR and SG&A expenses.
Corporate Support Adjusted EBITDA declined by $0.1 million, or 1.9%, for the three months ended June 30, 2014 compared to the same period in 2013. For the six months ended June 30, 2014, Corporate Support Adjusted EBITDA improved by $0.9 million, or 11.9%, from the comparable period in 2013. This improvement in the six-month period is primarily due to lower payroll and related expenses in the 2014 period.

Liquidity and Capital Resources
As of June 30, 2014, we had $36.4 million in cash and cash equivalents and no borrowings outstanding against the $25.0 million of availability under our revolving credit facility.
Operating Activities. Net cash provided by operating activities was $5.9 million during the six months ended June 30, 2014. Net cash used in operating activities was $3.1 million during the six months ended June 30, 2013. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, deferred income taxes, and foreign currency transaction gains and losses on short-term intercompany balances) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2014	2013
Net income (loss)	$(5,142)	$1,334
Adjustments for certain non-cash items	6,550	9,552
	1,408	10,886
Changes in operating assets and liabilities	4,444	(14,019)
Net cash provided by (used in) operating activities	$5,852	$(3,133)

The change in net cash provided by (used in) operating activities primarily resulted from changes in operating assets and liabilities, partially offset by the net loss in the 2014 period. The most significant of the changes in operating assets and liabilities were higher collections of receivables and lower payments made for incentive compensation in the 2014 six-month period compared to the same period in 2013. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $2.3 million and $3.0 million during the six months ended June 30, 2014 and 2013, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and enhance our Next-Generation Recovery Audit service delivery model.
Capital expenditures are discretionary and we currently expect full year 2014 capital expenditures to approximate the full year 2013 levels. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.
Financing Activities. Net cash used in financing activities was $11.2 million for the six months ended June 30, 2014. Net cash provided by financing activities was $0.2 million for the six months ended June 30, 2013. The decrease in net cash provided by financing activities in the six months ended June 30, 2014 compared to same period in 2013 is primarily due to the 2013 period including $4.1 million of net proceeds we received from the issuance of common stock in January 2013, while the 2014 period included $11.0 million of payments we made to repurchase our own common stock. The net proceeds from the 2013 stock issuance related to the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $1.5 million on our term loan in the six-month period ended June 30, 2013, but had no debt outstanding and no required debt payments in the six-month period ended June 30, 2014. Proceeds from stock option exercises were $2.3 million and $0.4 million for the six months ended June 30, 2014 and 2013, respectively. Payments of deferred acquisition consideration of $2.0 million and $1.7 million during the six months ended June 30, 2014 and 2013, respectively, include earn-out payments we made relating to the acquisition of Business Strategy, Inc. and deferred compensation relating to the acquisition of Etesius Limited.
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

On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). As of June 30, 2014, we had no outstanding borrowings under the SunTrust revolver. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at June 30, 2014 had any borrowings been outstanding was approximately 1.90%. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million SunTrust revolving credit facility.
Prior to the January 2014 amendment to the SunTrust credit facility, amounts available under the SunTrust revolver were based on eligible accounts receivable and other factors. Interest on both the revolver and term loan was payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varied from 2.25% per annum to 3.5% per annum, was dependent on our consolidated leverage ratio, and was determined in accordance with a pricing grid under the SunTrust loan agreement.
The SunTrust credit facility as amended requires, as of the end of each fiscal quarter, the Company to have achieved Consolidated Adjusted EBITDA (as defined in the agreement) of at least $18.0 million for the immediately preceding four quarters. As of June 30, 2014, the Company's Consolidated Adjusted EBITDA for the preceding four quarters was $17.0 million, and therefore the Company was not in compliance with the covenant, although there were no amounts outstanding under the credit facility as of that date. On August 7, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended June 30, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $12.0 million, modified the Fixed Charge Coverage Ratio definition for the quarter ending September 30, 2014 by excluding certain payments, and reduced the maximum borrowing amount under the senior credit facility to $20.0 million.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Common Stock Offering
On December 11, 2012, we closed our public offering of 6,249,234 shares of our common stock, which consisted of 2,500,000 shares sold by us and 3,749,234 shares sold by certain selling shareholders, at a price to the public of $6.39 per share. The net proceeds to us from the public offering, after deducting underwriting discounts and commissions and offering expenses, were $14.7 million. We did not receive any proceeds from the sale of shares by the selling shareholders. In addition, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and we completed the sale of these additional shares on January 8, 2013. The net proceeds to us from the exercise of the overallotment option, after deducting underwriting discounts and commissions and offering expenses, were $4.1 million.
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
From the February 2014 announcement of the Company’s current stock repurchase program through August 6, 2014, the Company has repurchased 2.6 million shares, or 8.5% of its common stock outstanding on the date of the announcement, for an aggregate cost of $16.4 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
Off-Balance Sheet Arrangements
As of June 30, 2014, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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
New and Recent Accounting Pronouncements
For information related to new and recently adopted accounting standards, see Note A – Basis of Presentation, in “Notes to Condensed Consolidated Financial Statements” in Item 1 of this Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and six months ended June 30, 2014, we recognized $1.9 million and $2.2 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.2 million for both the three and six months ended June 30, 2014. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $25.0 million of borrowing availability under our revolving credit facility as of June 30, 2014, but had no amounts drawn under the revolving credit facility as of that date. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.3 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2014:

2014	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	—	$—	—
May 1 - May 31	647,372	$6.43	629,300
June 1 - June 30	1,110,514	$6.47	1,068,260
	1,757,886	$6.45	1,697,560	$9.0

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time. From the February 2014 announcement through August 6, 2014, the Company repurchased a total of 2,556,727 shares under this program for an aggregate purchase price of $16.4 million.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
On August 7, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended June 30, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $12.0 million, modified the Fixed Charge Coverage Ratio definition for the quarter ending September 30, 2014 by excluding certain payments, and reduced the maximum borrowing amount under the senior credit facility to $20.0 million.

Item 6. Exhibits

Exhibit Number	Description
3.1
Restated Articles of Incorporation of the Registrant, as amended and corrected through August 11, 2006 (restated solely for the purpose of filing with the Commission) (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 17, 2006).

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	PRGX Global, Inc. 2008 Equity Incentive Plan, as amended and restated effective April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014).

10.2	PRGX Global, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014).

10.3	Form of PRGX Global, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014).

10.4	Sixth Loan Documents Modification Agreement and Waiver, entered into as of August 7, 2014, by and among the Borrowers, the Guarantors and the Lender.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2014.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2014.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 7, 2014	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 7, 2014	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer, Controller and Treasurer (Principal Financial and Accounting Officer)