Form 10-Q
period 2014-09-30
PRGX GLOBAL, INC.
filed 2014-11-06
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at October 24, 2014 were 27,251,061.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$42,988	$53,403	$122,870	$148,709
Operating expenses:
Cost of revenue	28,681	31,803	87,457	95,863
Selling, general and administrative expenses	10,492	13,017	31,505	35,226
Depreciation of property and equipment	1,428	2,034	4,696	6,069
Amortization of intangible assets	895	1,204	2,700	3,812
Total operating expenses	41,496	48,058	126,358	140,970
Operating income (loss)	1,492	5,345	(3,488)	7,739
Foreign currency transaction (gains) losses on short-term intercompany balances	1,221	(636)	1,073	(54)
Interest expense (income), net	(44)	75	(33)	(89)
Income (loss) before income taxes	315	5,906	(4,528)	7,882
Income tax expense	554	1,029	853	1,671
Net income (loss)	$(239)	$4,877	$(5,381)	$6,211

Basic earnings (loss) per common share (Note B)	$(0.01)	$0.17	$(0.18)	$0.21

Diluted earnings (loss) per common share (Note B)	$(0.01)	$0.16	$(0.18)	$0.21
Weighted-average common shares outstanding (Note B):
Basic	27,744	29,396	29,203	29,075

Diluted	27,744	29,815	29,203	29,517

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(239)	$4,877	$(5,381)	$6,211
Foreign currency translation adjustments	(619)	96	(112)	(933)
Comprehensive income (loss)	$(858)	$4,973	$(5,493)	$5,278

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$26,293	$43,700
Restricted cash	121	57
Receivables:
Contract receivables, less allowances of $2,089 in 2014 and $1,996 in 2013:
Billed	30,319	28,175
Unbilled	2,341	9,904
	32,660	38,079
Employee advances and miscellaneous receivables, less allowances of $549 in 2014 and $402 in 2013	1,343	2,242
Total receivables	34,003	40,321
Prepaid expenses and other current assets	4,591	3,917
Total current assets	65,008	87,995
Property and equipment	56,060	58,796
Less accumulated depreciation and amortization	(43,289)	(44,802)
Property and equipment, net	12,771	13,994
Goodwill	13,667	13,686
Intangible assets, less accumulated amortization of $35,231 in 2014 and $32,717 in 2013	10,862	13,582
Noncurrent portion of unbilled receivables	1,021	1,379
Other assets	2,500	2,193
Total assets	$105,829	$132,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,720	$10,809
Accrued payroll and related expenses	14,776	15,415
Refund liabilities	5,611	6,597
Deferred revenue	1,213	1,512
Business acquisition obligations	—	3,156
Total current liabilities	29,320	37,489
Noncurrent refund liabilities	878	950
Other long-term liabilities	526	562
Total liabilities	30,724	39,001

Commitments and contingencies (Note H)

Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 27,256,096 shares issued and outstanding as of September 30, 2014 and 29,367,439 shares issued and outstanding as of December 31, 2013	273	294
Additional paid-in capital	591,597	604,806
Accumulated deficit	(518,767)	(513,386)
Accumulated other comprehensive income	2,002	2,114
Total shareholders’ equity	75,105	93,828
Total liabilities and shareholders’ equity	$105,829	$132,829

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(5,381)	$6,211
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,396	9,881
Amortization of deferred loan costs	67	137
Stock-based compensation expense	3,409	3,777
Deferred income taxes	(933)	115
Foreign currency transaction (gains) losses on short-term intercompany balances	1,073	(54)
Changes in operating assets and liabilities:
Restricted cash	(64)	(62)
Billed receivables	(2,762)	1,705
Unbilled receivables	7,921	216
Prepaid expenses and other current assets	541	(139)
Other assets	15	24
Accounts payable and accrued expenses	(2,871)	(4,001)
Accrued payroll and related expenses	(445)	(5,305)
Refund liabilities	(1,058)	(566)
Deferred revenue	(265)	(341)
Noncurrent compensation obligations	414	285
Other long-term liabilities	73	(1,588)
Net cash provided by operating activities	7,130	10,295
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(3,574)	(4,544)
Net cash used in investing activities	(3,574)	(4,544)
Cash flows from financing activities:
Repayments of long-term debt	—	(2,250)
Payment of deferred loan costs	(104)	—
Restricted stock repurchased from employees for withholding taxes	(568)	(1,241)
Proceeds from option exercises	2,790	611
Payments of deferred acquisition consideration	(2,208)	(1,904)
Net proceeds from issuance of common stock	—	4,118
Repurchase of common stock	(20,000)	—
Net cash used in financing activities	(20,090)	(666)

Effect of exchange rates on cash and cash equivalents	(873)	(484)
Net (decrease) increase in cash and cash equivalents	(17,407)	4,601

Cash and cash equivalents at beginning of period	43,700	37,806
Cash and cash equivalents at end of period	$26,293	$42,407

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$80	$488
Cash paid during the period for income taxes, net of refunds received	$2,405	$2,315

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Beginning with the first quarter of 2014, we present the former New Services segment as two separate segments: Adjacent Services, which was formerly referred to as Profit Optimization services, and Healthcare Claims Recovery Audit Services. We have revised the presentation of our operating segments and related information in Note D - Operating Segments and Related Information. Also beginning with the first quarter of 2014, we reclassified certain expenses within the Recovery Audit Services — Europe/Asia-Pacific segment from Cost of Revenue to Selling, General and Administrative expenses to better reflect costs associated with new business development efforts.
Unbilled Receivables
A significant portion of the unbilled receivables presented in the Condensed Consolidated Balance Sheets (Unaudited) related to our Healthcare Claims Recovery Audit Services as of December 31, 2013 as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors. These unbilled receivables, net of the related reserves, were $5.6 million as of December 31, 2013. There were no unbilled receivables related to the Healthcare Claims Recovery Audit Services segment as of September 30, 2014.
New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is set forth below:
FASB ASC Update No. 2014-15. In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASU 2014-15”). ASU 2014-15 provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and related disclosure requirements. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.
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
FASB ASC Update No. 2014-08. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted for transactions that have not been disclosed in previously issued financial statements. We adopted ASU 2014-08 in the third quarter of 2014. The Company's disposal of assets on October 1, 2014 (see Note J) did not qualify as a discontinued operation as defined in ASU 2014-08. The impact of ASU 2014-08 on the Company's financial statements with respect to any future transaction will be dependent on whether any such transaction falls within the scope of the new guidance.
Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic earnings (loss) per common share:	2014	2013	2014	2013
Numerator:
Net income (loss)	$(239)	$4,877	$(5,381)	$6,211

Denominator:
Weighted-average common shares outstanding	27,744	29,396	29,203	29,075

Basic earnings (loss) per common share	$(0.01)	$0.17	$(0.18)	$0.21

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted earnings (loss) per common share:	2014	2013	2014	2013
Numerator:
Net income (loss)	$(239)	$4,877	$(5,381)	$6,211

Denominator:
Weighted-average common shares outstanding	27,744	29,396	29,203	29,075
Incremental shares from stock-based compensation plans	—	419	—	442
Denominator for diluted earnings (loss) per common share	27,744	29,815	29,203	29,517

Diluted earnings (loss) per common share	$(0.01)	$0.16	$(0.18)	$0.21
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 3.8 million shares and antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2014. Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 1.6 million shares, and there were no antidilutive Performance Units related to the Company's 2006 Management Incentive Plan excluded from the computation of diluted earnings (loss) per common share for the three and nine months ended September 30, 2013. As a result of the net loss for the three and nine months ended September 30, 2014, all shares underlying stock options and Performance Units were considered antidilutive. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.6 million and 0.7 million for the three and nine months ended September 30, 2014 and 2013, respectively, and nonvested restricted share units that we consider to be participating securities of 0.1 million and 0.2 million for the three and nine months ended September 30, 2014 and 2013, respectively.
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
In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the nine months ended September 30, 2014 and 217,155 shares of our common stock having a value of $1.4 million in the nine months ended September 30, 2013.
We repurchased 1,413,017 shares of our common stock during the three months ended September 30, 2014 for $9.0 million, and 3,117,277 shares of our common stock during the nine months ended September 30, 2014 for $20.0 million. There were no repurchases during the year ended December 31, 2013.
Pursuant to exercises of outstanding stock options, we issued 710,063 shares of our common stock having a value of $2.8 million in the nine months ended September 30, 2014 and 129,976 shares of our common stock having a value of $0.6 million in the nine months ended September 30, 2013. Stock option exercises during the nine-month period ended September 30, 2014 primarily consisted of exercises by former executive officers of the Company.
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
2008 EIP Awards
Stock options granted under the 2008 EIP generally have a term of six to seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the nine months ended September 30, 2014 and 2013:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2014
Director group	51,276	1 year or less	$6.45	$1.89
Employee group (1)	1,480,000	3 years	$6.99	$1.81
Employee inducement (2)	270,000	3 years	$6.64	$1.71

2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	449,875	3 years	$5.58	$2.44
Employee inducement (3)	20,000	3 years	$7.14	$3.81

(1)
The weighted average exercise price for these options is calculated based on an exercise price of $6.36 for the options that vest on June 27, 2015, $6.99 for the options that vest on June 27, 2016 and $7.63 for the options that vest on June 27, 2017.

(2)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the third quarter of 2014 to two executive officers in connection with the employees joining the Company. The weighted average exercise price for these options is calculated based on an exercise price of $6.04 for the options that vest on September 11, 2015, $6.64 for the options that vest on September 11, 2016 and $7.24 for the options that vest on September 11, 2017.

(3)
The Company granted non-qualified performance-based stock options outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes nonvested stock awards granted during the nine months ended September 30, 2014 and 2013:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2014
Director group	51,276	1 year or less	$6.45
Employee group	120,000	3 years	$6.36
Employee inducement (1)	70,000	3 years	$6.04

2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	449,875	3 years	$5.58
Employee inducement (2)	20,000	3 years	$7.14

(1)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the third quarter of 2014 to two executive officers in connection with the employees joining the Company.

(2)
The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven senior officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the nine months ended September 30, 2014, an aggregate of 27,546 Performance Units were settled which resulted in the issuance of 16,526 shares of common stock and cash payments totaling $0.1 million. During the nine months ended September 30, 2013, an aggregate of 52,334 Performance Units were settled which resulted in the issuance of 31,399 shares of common stock and cash payments totaling $0.1 million. Since the June 19, 2012 grant date to September 30, 2014, an aggregate of 121,210 Performance Units were settled by three current executive officers and three former executive officers, and 16,524 Performance Units were forfeited by one former executive officer and currently are available to be granted. Such settlements resulted in the issuance of 69,438 shares of common stock and cash payments totaling $0.3 million from the grant date through September 30, 2014. As of September 30, 2014, a total of 16,530 Performance Units were outstanding, none of which were vested.
Selling, general and administrative expenses for the three months ended September 30, 2014 and 2013 include $1.4 million and $1.3 million, respectively, related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2014 and 2013 include $3.4 million and $3.8 million, respectively, related to stock-based compensation charges. At September 30, 2014, there was $6.7 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 2.2 years.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note D – Operating Segments and Related Information
Beginning with the first quarter of 2014, we present the former New Services segment as two separate segments: Adjacent Services, which was formerly referred to as Profit Optimization services, and Healthcare Claims Recovery Audit Services. We now conduct our operations through the following four reportable segments:
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2013 has been revised to reflect the change in reportable segments. Segment information for the three and nine months ended September 30, 2014 and 2013 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended September 30, 2014
Revenue	$28,550	$10,708	$3,586	$144	$—	$42,988

Net income (loss)						$(239)
Income tax expense						554
Interest expense (income), net						(44)
EBIT	$7,155	$(151)	$(265)	$(1,133)	$(5,335)	271
Depreciation of property and equipment	1,111	150	145	22	—	1,428
Amortization of intangible assets	500	299	96	—	—	895
EBITDA	8,766	298	(24)	(1,111)	(5,335)	2,594
Foreign currency transaction (gains) losses on short-term intercompany balances	208	1,192	—	—	(179)	1,221
Transformation severance and related expenses	44	7	18	26	318	413
Stock-based compensation	—	—	—	—	1,405	1,405
Adjusted EBITDA	$9,018	$1,497	$(6)	$(1,085)	$(3,791)	$5,633

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended September 30, 2013
Revenue	$32,365	$12,009	$3,625	$5,404	$—	$53,403

Net income (loss)						$4,877
Income tax expense						1,029
Interest expense (income), net						75
EBIT	$9,418	$1,987	$(351)	$621	$(5,694)	5,981
Depreciation of property and equipment	1,414	124	167	329	—	2,034
Amortization of intangible assets	698	323	183	—	—	1,204
EBITDA	11,530	2,434	(1)	950	(5,694)	9,219
Foreign currency transaction (gains) losses on short-term intercompany balances	(80)	(574)	—	—	18	(636)
Acquisition-related charges (benefits)	662	—	44	—	—	706
Transformation severance and related expenses	20	56	81	4	—	161
Stock-based compensation	—	—	—	—	1,304	1,304
Adjusted EBITDA	$12,132	$1,916	$124	$954	$(4,372)	$10,754

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Nine Months Ended September 30, 2014
Revenue	$80,377	$32,792	$8,150	$1,551	$—	$122,870

Net income (loss)						$(5,381)
Income tax expense						853
Interest expense (income), net						(33)
EBIT	$16,632	$1,309	$(3,607)	$(4,785)	$(14,110)	(4,561)
Depreciation of property and equipment	3,612	445	463	176	—	4,696
Amortization of intangible assets	1,501	911	288	—	—	2,700
EBITDA	21,745	2,665	(2,856)	(4,609)	(14,110)	2,835
Foreign currency transaction (gains) losses on short-term intercompany balances	164	1,079	—	—	(170)	1,073
Acquisition-related charges (benefits)	—	—	249	—	—	249
Transformation severance and related expenses	510	569	396	431	446	2,352
Stock-based compensation	—	—	—	—	3,409	3,409
Adjusted EBITDA	$22,419	$4,313	$(2,211)	$(4,178)	$(10,425)	$9,918

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Nine Months Ended September 30, 2013
Revenue	$87,999	$33,796	$10,705	$16,209	$—	$148,709

Net income (loss)						$6,211
Income tax expense						1,671
Interest expense (income), net						(89)
EBIT	$21,643	$2,354	$(1,998)	$1,476	$(15,682)	7,793
Depreciation of property and equipment	4,138	362	476	1,093	—	6,069
Amortization of intangible assets	2,094	1,171	547	—	—	3,812
EBITDA	27,875	3,887	(975)	2,569	(15,682)	17,674
Foreign currency transaction (gains) losses on short-term intercompany balances	143	(199)	—	—	2	(54)
Acquisition-related charges (benefits)	987	(900)	144	—	—	231
Transformation severance and related expenses	100	593	81	4	—	778
Stock-based compensation	—	—	—	—	3,777	3,777
Adjusted EBITDA	$29,105	$3,381	$(750)	$2,573	$(11,903)	$22,406

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
Our cash and cash equivalents included short-term investments of approximately $12.5 million as of September 30, 2014 and $24.6 million as of December 31, 2013, of which approximately $6.4 million and $4.4 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
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
On January 17, 2014, we entered into an amendment to the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). As of September 30, 2014, we had no outstanding borrowings under the SunTrust revolver. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at September 30, 2014 had any borrowings been outstanding was approximately 1.90%. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the SunTrust revolving credit facility.
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
The SunTrust credit facility, as amended, requires as of the end of each fiscal quarter, the Company to have achieved Consolidated Adjusted EBITDA (as defined in the agreement) of at least $18.0 million for the immediately preceding four quarters. As of June 30, 2014, the Company's Consolidated Adjusted EBITDA for the preceding four quarters was $17.0 million, and therefore the Company was not in compliance with the covenant, although there were no amounts outstanding under the credit facility as of that date. On August 7, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended June 30, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $12.0 million, modified the Fixed Charge Coverage Ratio definition for the quarter ending September 30, 2014 by excluding certain payments, and reduced the maximum borrowing amount under the senior credit facility to $20.0 million. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2014.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We repaid the remaining balance of our bank debt in December 2013, and had no debt outstanding as of September 30, 2014. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of September 30, 2014 and $3.2 million of business acquisition obligations as of December 31, 2013 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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
In the nine months ended September 30, 2013, we partially offset these foreign income taxes by reversing $0.5 million of accruals made in prior years for uncertain tax positions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service in the U.S. and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
Note J – Subsequent Events
On October 1, 2014, the Company sold certain assets related to its Chicago, Illinois-based consulting business that were previously acquired in November 2010 from TJG Holdings LLC to Salo, LLC, a Minnesota limited liability company. The Company received an initial cash payment of $1.1 million in connection with the closing of the transaction and will receive payment for working capital transferred to the buyer. In addition, the Company may receive up to $0.9 million in earn-out payments based on certain revenue recognized by the buyer in relation to the acquired business during the year following the closing date.
On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the Company's stock repurchase program, increasing the total stock repurchase program since its inception to $40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement of the Company’s current stock repurchase program through September 30, 2014, the Company has repurchased 3.1 million shares, or 10.4% of its common stock outstanding on the date of the announcement, for an aggregate cost of $20.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We conduct our operations through four reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific, Adjacent Services and Healthcare Claims Recovery Audit Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit Services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services (other than Healthcare Claims Recovery Audit Services) we provide in Europe, Asia and the Pacific region. The Adjacent Services segment, which was formerly referred to as Profit Optimization services, represents data transformation and financial advisory services. The Healthcare Claims Recovery Audit Services segment represents recovery audit services that involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers such as hospitals and physicians’ practices and includes services we provide as a subcontractor to three of the four prime contractors in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”) of the Centers for Medicare and Medicaid Services (“CMS”). We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the four reportable segments in Corporate Support.
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
Despite the factors noted above and the strategies we have employed to mitigate the impact of macroeconomic issues on our business, our revenue was impacted negatively in the first nine months of 2014 by a number of factors. We experienced delays in claim approvals at certain clients and a delayed audit start at a large legacy client, rate reductions, and position changes from the primary or lead auditor to secondary auditor in our core recovery audit business. We also had a weak backlog for our Adjacent Services segment coming into 2014 and the strategic rationalization of certain service offerings led us not to pursue additional projects for such service offerings. Auditing under the current Medicare RAC program contracts continues to remain severely restricted and we anticipate that revenue in our Healthcare Claims Recovery Audit Services segment will continue to decline throughout the remainder of 2014 given this limited audit scope and our withdrawal from the Medicare RAC rebid process earlier this year.
We believe that these challenges will result in a decline in our revenue for the year ending December 31, 2014 compared to our 2013 results. However, we believe that reductions in our operating costs and corporate overhead will offset a portion of these revenue declines.
Non-GAAP Financial Measures
EBIT, EBITDA and Adjusted EBITDA are all "non-GAAP financial measures" presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States, or GAAP. The Company believes these measures provide additional meaningful information in evaluating its performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in the Company’s secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, you should be aware that, as described above, the adjustments may vary from period to period and in the future the Company will incur expenses such as those used in calculating these measures. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We include a reconciliation of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA and a calculation of Adjusted EBITDA by segment below in " – Adjusted EBITDA".
Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	66.7	59.6	71.2	64.5
Selling, general and administrative expenses	24.4	24.3	25.6	23.6
Depreciation of property and equipment	3.3	3.8	3.8	4.1
Amortization of intangible assets	2.1	2.2	2.2	2.6
Total operating expenses	96.5	89.9	102.8	94.8
Operating income (loss)	3.5	10.1	(2.8)	5.2

Foreign currency transaction (gains) losses on short-term intercompany balances	2.8	(1.1)	0.9	—
Interest expense (income), net	—	0.1	—	(0.1)
Income (loss) before income taxes	0.7	11.1	(3.7)	5.3
Income tax expense	1.3	1.9	0.7	1.1

Net income (loss)	(0.6)%	9.2%	(4.4)%	4.2%

Three and Nine Months Ended September 30, 2014 Compared to the Corresponding Periods of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$28,550	$32,365	$80,377	$87,999
Recovery Audit Services – Europe/Asia-Pacific	10,708	12,009	32,792	33,796
Adjacent Services	3,586	3,625	8,150	10,705
Healthcare Claims Recovery Audit Services	144	5,404	1,551	16,209
Total	$42,988	$53,403	$122,870	$148,709
Total revenue decreased for the three months ended September 30, 2014 by $10.4 million, or 19.5%, compared to the same period in 2013. Total revenue decreased for the nine months ended September 30, 2014 by $25.8 million, or 17.4%, compared to the same period in 2013.
Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by $3.8 million, or 11.8%, for the third quarter of 2014 compared to the third quarter of 2013. For the nine months ended September 30, 2014, revenue decreased by $7.6 million, or 8.7%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies negatively impacted our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the third quarter of 2014 decreased by 10.7% compared to a decrease of 11.8% as reported and decreased by 7.4% during the first nine months of 2014 compared to a decrease of 8.7% as reported.
In addition to the impact of the change in FX rates, the year over year net constant dollar decreases in our Recovery Audit Services – Americas revenue in the three and nine months ended September 30, 2014 were due to a number of factors. Revenue at our existing clients declined 14.7% in the three-month period and 9.4% in the nine-month period primarily due to lower contingency fee rates at several clients, a change in position from primary or lead auditor to secondary auditor at a large client, and delays in claims conversion at certain clients. Partially offsetting these declines, revenue increased 5.0% and 2.8% in the three and nine-month periods, respectively, due to new clients. Revenue from discontinued clients represented 1.0% and 0.7% of the decrease in revenue for the three and nine months ended September 30, 2014.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $1.3 million, or 10.8%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, revenue decreased by $1.0 million, or 3.0%, compared to the same period in the prior year. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region positively impacted reported revenue for the first nine months compared to the same period in 2013. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the third quarter of 2014 decreased by 11.7% compared to a decrease of 10.8% as reported and decreased by 6.0% during the first nine months of 2014 compared to a decrease of 3.0% as reported.
The 11.7% net decrease on a constant dollar basis for the three-month period included a net decrease in revenue of 6.1% attributable to existing clients, 3.8% attributable to cyclical clients, and 6.6% attributable to discontinued clients and clients that entered administration (similar to bankruptcy), partially offset by net increases of 5.0% attributable to new clients. The 6.0% net decrease on a constant dollar basis for the nine-month period included net decreases in revenue of 2.2% attributable to existing clients, 2.1% attributable to cyclical clients, 4.4% attributable to discontinued clients and clients that entered administration, partially offset by an increase of 2.7% attributable to new clients. Revenue from existing clients in the three and nine-month period declined year over year primarily due to delays in claims conversion at certain clients and client requested audit accelerations that increased revenue in the 2013 periods above normal levels, with no corresponding accelerations in the 2014 periods.
Adjacent Services revenue decreased by less than $0.1 million, or 1.1%, for the three months ended September 30, 2014 compared to the same period in 2013. Adjacent Services revenue decreased by $2.6 million, or 23.9%, for the nine months ended September 30, 2014 compared to the same period in 2013. We generate Adjacent Services revenue from our data transformation and financial advisory services. The decreases in Adjacent Services revenue in the three and nine-month periods are primarily due to a weak backlog of projects at the beginning of 2014 compared to 2013 as well as our decision to strategically wind-down certain service offerings in order to re-focus on other growth opportunities in this segment. We continue to rationalize and refine the remaining service offerings in this segment to ensure that they are aligned with the Company's long-term strategic growth plan. As part of the rationalization of our Adjacent Services offerings, on October 1, 2014 we sold our Chicago, Illinois-based consulting practice.
Healthcare Claims Recovery Audit Services revenue decreased by $5.3 million, or 97.3%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, revenue decreased by $14.7 million, or 90.4%, compared to the same period in 2013. Our Healthcare Claims Recovery Audit Services revenue includes revenue from our participation in the Medicare RAC program. The decreases in revenue in the three and nine-month periods are primarily due to audit limitations imposed on all Medicare RAC program contractors. As disclosed in our Form 10-K for the year ended December 31, 2013, we have withdrawn from the Medicare RAC program rebid process, and auditing under the current Medicare RAC program contracts remains severely restricted. We anticipate that revenue in our Healthcare Claims Recovery Audit Services segment will continue to decline throughout the remainder of 2014 with minimal revenue expected in the fourth quarter of 2014.
Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit and our Adjacent Services businesses, as well as certain information technology services and allocated corporate data center costs. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A portion of COR is variable and will increase or decrease with increases or decreases in revenue.
COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$17,074	$16,920	$50,148	$49,255
Recovery Audit Services – Europe/Asia-Pacific	7,608	8,423	23,698	26,203
Adjacent Services	3,284	2,907	9,168	9,181
Healthcare Claims Recovery Audit Services	715	3,553	4,443	11,224
Total	$28,681	$31,803	$87,457	$95,863
COR as a percentage of revenue for Recovery Audit Services – Americas was 59.8% and 52.3% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, COR as a percentage of revenue for Recovery Audit Services – Americas was 62.4% and 56.0%, respectively. The increases in COR as a percentage of revenue for the three and nine months ended September 30, 2014 compared to the same periods in 2013 are primarily due to the fixed portion of our costs not decreasing in proportion to decreases in revenue, and personnel we added to extend our service offerings into new areas, such as Contract Compliance, and expand into new industry segments, such as Oil and Gas.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 71.0% and 70.1% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 72.3% and 77.5%, respectively. The increase in COR as a percentage of revenue for the three-month period primarily resulted from investments made to service new industries, as well as the revenue decrease in the segment. The decrease in COR as a percentage of revenue for the nine-month period primarily resulted from cost reductions, primarily compensation-related, in our European operations as we continue to implement our service delivery model changes in that geographic region.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (71.0% for the third quarter of 2014 and 72.3% for the nine months ended September 30, 2014) compared to Recovery Audit Services – Americas (59.8% for the third quarter of 2014 and 62.4% for the nine months ended September 30, 2014) is primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
COR as a percentage of revenue for Adjacent Services was 91.6% and 80.2% for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, COR as a percentage of revenue for Adjacent Services was 112.5% and 85.8%, respectively. The increases in COR as a percentage of revenue for Adjacent Services are primarily due to the fixed portion of our costs not decreasing in line with the decreases in revenue in this segment. COR increased 13.0% and declined 0.1% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increase in COR for the three-month period is primarily attributable to an increase in billable expenses related to a new advisory project in Europe. The decrease in COR for the nine-month period is primarily attributable to certain cost reduction measures, which we expect will have a greater impact on COR in the remainder of 2014 and 2015. The sale of our Chicago, Illinois-based consulting practice will further reduce COR in future periods.
Healthcare Claims Recovery Audit Services COR includes costs associated with the Medicare RAC program subcontracts. COR exceeded revenue in the three and nine months ended September 30, 2014 by $0.6 million and $2.9 million, respectively. Revenue exceeded COR in the three and nine months ended September 30, 2013 by $1.9 million and $5.0 million, respectively. These changes in COR compared to revenue for Healthcare Claims Recovery Audit Services are primarily due to the significant decrease in revenue in this segment, partially offset by reductions in personnel and related costs.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$2,502	$3,995	$8,320	$10,726
Recovery Audit Services – Europe/Asia-Pacific	1,610	1,726	5,350	3,905
Adjacent Services	326	719	1,838	2,499
Healthcare Claims Recovery Audit Services	540	901	1,717	2,416
Subtotal for reportable segments	4,978	7,341	17,225	19,546
Corporate Support	5,514	5,676	14,280	15,680
Total	$10,492	$13,017	$31,505	$35,226
Recovery Audit Services – Americas SG&A decreased by $1.5 million, or 37.4%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, SG&A decreased $2.4 million, or 22.4%, from the comparable period in 2013. These decreases are primarily due to both cost reduction efforts in 2014 and the 2013 periods and sales commissions for a project that we completed in 2013 with no comparable expenses in the 2014 periods, partially offset by increased severance costs and information technology costs in the 2014 periods.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.1 million, or 6.7%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, SG&A increased $1.4 million, or 37.0%, from the comparable period in 2013. The nine-month period increase is primarily due to the 2013 period including fair value adjustments recorded to reduce the acquisition-related contingent consideration payable for a prior acquisition and the reversal of provisions for bad debts with no comparable benefits in the 2014 period, as well as higher transformation severance costs we incurred in the 2014 periods to implement the service delivery model changes in Europe.
Adjacent Services SG&A decreased $0.4 million, or 54.7%, in the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, SG&A decreased $0.7 million, or 26.5%, from the comparable period in 2013. The decreases in the three and nine-month periods are primarily due to cost reductions in nearly all expenses other than severance costs. The nine-month 2014 period also included a charge for an adjustment to contingent earn-out consideration related to a prior acquisition.
Healthcare Claims Recovery Audit Services SG&A decreased $0.4 million, or 40.1%, in the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, SG&A decreased $0.7 million, or 28.9%, from the comparable period in 2013. These decreases are primarily due to cost reductions in the 2014 periods, as well as the 2013 nine-month period including costs we incurred in connection with the proposal we submitted in April 2013 for a new contract in the Medicare RAC program, with no similar costs in the 2014 period.

Corporate Support SG&A decreased $0.2 million, or 2.9%, in the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, Corporate Support SG&A decreased by $1.4 million, or 8.9%, from the comparable period in 2013. The decrease in the nine-month period is primarily due to lower stock-based compensation expense and lower payroll and related expenses in the 2014 period resulting from our cost reduction efforts.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$1,111	$1,414	$3,612	$4,138
Recovery Audit Services – Europe/Asia-Pacific	150	124	445	362
Adjacent Services	145	167	463	476
Healthcare Claims Recovery Audit Services	22	329	176	1,093
Total	$1,428	$2,034	$4,696	$6,069
The overall decreases in depreciation relate primarily to lower depreciable asset balances resulting from reduced purchase of depreciable assets in 2014 and the impairment charges we recorded in the fourth quarter of 2013. We expect similar year over year decreases through the remainder of 2014.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$500	$698	$1,501	$2,094
Recovery Audit Services – Europe/Asia-Pacific	299	323	911	1,171
Adjacent Services	96	183	288	547
Total	$895	$1,204	$2,700	$3,812
The decreases in amortization expense are primarily due to the 2013 periods including greater amortization of intangible assets recorded in connection with the acquisitions we completed over the last few years. We expect amortization expense to continue to decline unless we complete additional acquisitions.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended September 30, 2014, we recorded foreign currency transaction losses of $1.2 million on short-term intercompany balances. In the three months ended September 30, 2013 we recorded foreign currency transaction gains of $0.6 million on short-term intercompany balances. In the nine months ended September 30, 2014, we recorded foreign currency transaction losses of $1.1 million on short-term intercompany balances. In the nine months ended September 30, 2013, we recorded foreign currency transaction gains of $0.1 million on short-term intercompany balances.
Net Interest Expense (Income). Net interest income was less than $0.1 million for the three months ended September 30, 2014 and net interest expense for the three months ended September 30, 2013 was $0.1 million. Net interest income was less than $0.1 million for the nine months ended September 30, 2014 and net interest income for the nine months ended September 30, 2013 was $0.1 million. Net interest income in the nine months ended September 30, 2013 was primarily due to the reversal of $0.8 million of accruals made in prior years for interest on uncertain tax positions. Excluding these accrual reversals, the change in net interest expense in the nine months ended September 30, 2014 is due to lower interest expense associated with business acquisition obligations, lower accruals for interest on uncertain tax positions and lower interest expense on debt outstanding, given no outstanding bank debt in the 2014 period.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2014 and 2013 primarily resulted from taxes on the income of certain of our foreign subsidiaries. We also recorded the reversal of $0.5 million of accruals made in previous years for uncertain tax positions in the nine months ended September 30, 2013.
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
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(239)	$4,877	$(5,381)	$6,211
Income tax expense	554	1,029	853	1,671
Interest expense (income), net	(44)	75	(33)	(89)
EBIT	271	5,981	(4,561)	7,793
Depreciation of property and equipment	1,428	2,034	4,696	6,069
Amortization of intangible assets	895	1,204	2,700	3,812
EBITDA	2,594	9,219	2,835	17,674
Foreign currency transaction (gains) losses on short-term intercompany balances	1,221	(636)	1,073	(54)
Acquisition-related charges	—	706	249	231
Transformation severance and related expenses	413	161	2,352	778
Stock-based compensation	1,405	1,304	3,409	3,777
Adjusted EBITDA	$5,633	$10,754	$9,918	$22,406
Acquisition-related charges decreased by $0.7 million and increased by less than $0.1 million for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The decrease in the three-month period is due to the 2013 period including a charge for an adjustment to contingent earn-out consideration related to a prior acquisition, while there were no acquisition-related charges for the 2014 period.
Transformation severance and related expenses increased $0.3 million for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, transformation severance and related expenses increased $1.6 million from the comparable period in 2013. Transformation severance and related expenses fluctuate with the implementation of our business strategy, including our Next-Generation Recovery Audit service delivery model, the wind-down of our Medicare RAC program subcontracts, and the rationalization of certain service offerings in our Adjacent Services segment. We expect to continue to incur these costs through the remainder of 2014.
Stock-based compensation increased $0.1 million, or 7.7%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, stock-based compensation decreased $0.4 million, or 9.7%, from the comparable period in 2013. The decrease in the nine-month period is primarily due to the 2013 period including expenses for stock awards for certain executives that separated from the Company, with lower comparable expenses in the 2014 periods, and the relatively lower fair value of options granted as part of the annual equity grant to employees.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Recovery Audit Services – Americas	$9,018	$12,132	$22,419	$29,105
Recovery Audit Services – Europe/Asia-Pacific	1,497	1,916	4,313	3,381
Adjacent Services	(6)	124	(2,211)	(750)
Healthcare Claims Recovery Audit Services	(1,085)	954	(4,178)	2,573
Subtotal for reportable segments	9,424	15,126	20,343	34,309
Corporate Support	(3,791)	(4,372)	(10,425)	(11,903)
Total	$5,633	$10,754	$9,918	$22,406
Recovery Audit Services – Americas Adjusted EBITDA decreased $3.1 million, or 25.7%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, Recovery Audit Services – Americas Adjusted EBITDA decreased $6.7 million, or 23.0%, from the comparable period in 2013. These decreases resulted primarily from decreases in revenue and increases in COR, partially offset by lower SG&A expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased by $0.4 million, or 21.9%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $0.9 million, or 27.6%, from the comparable period in 2013. The three-month comparable period decrease resulted primarily from a decline in revenue combined with COR not declining at the same rate due to fixed payroll related costs. The nine-month comparable period increase is due to lower COR as a result of our cost reduction efforts, partially offset by a favorable fair value adjustment for contingent consideration of an acquisition-related liability in the 2013 period.
Adjacent Services Adjusted EBITDA decreased $0.1 million for the three months ended September 30, 2014, compared to the same period in 2013. For the nine months ended September 30, 2014, Adjacent Services Adjusted EBITDA decreased $1.5 million from the comparable period in 2013. These decreases are primarily due to the decreases in revenue in this segment with lower decreases in COR and SG&A expenses.
Healthcare Claims Recovery Audit Services Adjusted EBITDA decreased $2.0 million for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, Healthcare Claims Recovery Audit Services Adjusted EBITDA decreased $6.8 million from the comparable period in 2013. These decreases are primarily due to the decreases in revenue in this segment with lower decreases in COR and SG&A expenses.
Corporate Support Adjusted EBITDA improved by $0.6 million, or 13.3%, for the three months ended September 30, 2014 compared to the same period in 2013. For the nine months ended September 30, 2014, Corporate Support Adjusted EBITDA improved by $1.5 million, or 12.4%, from the comparable period in 2013. These improvements in the three- and nine-month periods are primarily due to lower payroll and related expenses in the 2014 periods.

Liquidity and Capital Resources
As of September 30, 2014, we had $26.3 million in cash and cash equivalents, with $8.5 million held in the U.S. and the remainder outside of the U.S. We had no borrowings outstanding against the $20.0 million of availability under our revolving credit facility.
Operating Activities. Net cash provided by operating activities was $7.1 million during the nine months ended September 30, 2014. Net cash provided by operating activities was $10.3 million during the nine months ended September 30, 2013. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, deferred income taxes, and foreign currency transaction gains and losses on short-term intercompany balances) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net income (loss)	$(5,381)	$6,211
Adjustments for certain non-cash items	11,012	13,856
	5,631	20,067
Changes in operating assets and liabilities	1,499	(9,772)
Net cash provided by operating activities	$7,130	$10,295

The reduction in net cash provided by operating activities for the 2014 nine-month period compared to the 2013 nine-month period is primarily attributable to the $11.2 million reduction in operating income which was primarily driven by lower revenue. This reduction was significantly offset by changes in operating assets and liabilities, primarily working capital improvements made during the first nine months of 2014. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $3.6 million and $4.5 million during the nine months ended September 30, 2014 and 2013, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and enhance our Next-Generation Recovery Audit service delivery model.
Capital expenditures are discretionary and we currently expect full year 2014 capital expenditures to be below full year 2013 levels. We may alter our capital expenditure plans should we experience changes in our operating results which cause us to adjust our operating plans.
Financing Activities. Net cash used in financing activities was $20.1 million for the nine months ended September 30, 2014. Net cash used in financing activities was $0.7 million for the nine months ended September 30, 2013. The increase in net cash used in financing activities in the nine months ended September 30, 2014 compared to same period in 2013 is primarily due to the 2013 period including $4.1 million of net proceeds we received from the issuance of common stock in January 2013 with no comparable amount in the 2014 period, and the 2014 period including $20.0 million of repurchases of our common stock as a part of our stock repurchase program. The net proceeds from the 2013 stock issuance related to the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below). We made mandatory payments of $2.3 million on our term loan in the nine-month period ended September 30, 2013, but had no bank debt outstanding and no required bank debt payments in the nine-month period ended September 30, 2014. Proceeds from stock option exercises were $2.8 million and $0.6 million for the nine months ended September 30, 2014 and 2013, respectively. Payments of deferred acquisition consideration of $2.2 million and $1.9 million during the nine months ended September 30, 2014 and 2013, respectively, include earn-out payments we made relating to the acquisition of Business Strategy, Inc. and deferred compensation relating to the acquisition of Etesius Limited.
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

On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). As of September 30, 2014, we had no outstanding borrowings under the SunTrust revolver. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at September 30, 2014 had any borrowings been outstanding was approximately 1.90%. We also must pay a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $25.0 million SunTrust revolving credit facility.
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
The SunTrust credit facility, as amended, requires as of the end of each fiscal quarter, the Company to have achieved Consolidated Adjusted EBITDA (as defined in the agreement) of at least $18.0 million for the immediately preceding four quarters. As of June 30, 2014, the Company's Consolidated Adjusted EBITDA for the preceding four quarters was $17.0 million, and therefore the Company was not in compliance with the covenant, although there were no amounts outstanding under the credit facility as of that date. On August 7, 2014, the Company entered into an amendment of the SunTrust credit facility that provided a waiver of the non-compliance with the minimum Consolidated Adjusted EBITDA covenant for the quarter ended June 30, 2014, reduced the minimum Consolidated Adjusted EBITDA requirement to $12.0 million, modified the Fixed Charge Coverage Ratio definition for the quarter ending September 30, 2014 by excluding certain payments, and reduced the maximum borrowing amount under the senior credit facility to $20.0 million. The Company was in compliance with the covenants in its SunTrust credit facility as of September 30, 2014.
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
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. From the February 2014 announcement of the Company’s current stock repurchase program through September 30, 2014, the Company has repurchased 3.1 million shares, or 10.4%, of its common stock outstanding on the date of the announcement, for an aggregate cost of $20.0 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to $40.0 million, and extended the duration of the program to December 31, 2015. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s excess available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of September 30, 2014, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three and nine months ended September 30, 2014, we recognized $3.5 million and $5.7 million, respectively, of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.4 million and $0.6 million for the three and nine months ended September 30, 2014, respectively. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $20.0 million of borrowing availability under our revolving credit facility as of September 30, 2014, but had no amounts drawn under the revolving credit facility as of that date. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2014:

2014	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31	532,079	$6.50	532,079
August 1 - August 31	893,446	$6.29	880,938
September 1 - September 30	—	$—	—
	1,425,525	$6.37	1,413,017	$20.0

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. From the February 2014 announcement through September 30, 2014, the Company repurchased a total of 3,117,277 shares under this program for an aggregate purchase price of $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Separation Agreement between the Registrant and James R. Shand dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2014).

10.2	Separation Agreement between the Registrant and Robert B. Lee dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 14, 2014).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2014.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2014.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 6, 2014	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 6, 2014	By:	/s/ Robert B. Lee
Robert B. Lee
Chief Financial Officer, Controller and Treasurer (Principal Financial and Accounting Officer)