Form 10-K
period 2014-12-31
PRGX GLOBAL, INC.
filed 2015-03-13
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2014, of common shares of the registrant held by non-affiliates of the registrant was approximately $174.7 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $6.39 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
Common shares of the registrant outstanding at March 6, 2015 were 26,049,965.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2015 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2014

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
These forward-looking statements are subject to risks, uncertainties and other factors, including but not limited to those discussed herein and below under Item 1A “Risk Factors.” Many of these risks are outside of our control and could cause actual results to differ materially from the results discussed in the forward-looking statements. Factors that could lead to material changes in our performance may include, but are not limited to:

•	our ability to successfully execute our recovery audit growth strategy;

•	our continued dependence on our largest clients for significant revenue;

•	the use of internal recovery audit groups by our clients, reducing the amount of recoveries available to us;

•	commoditization of our services and the effects of rate reductions;

•	the significant control that our clients have over assertion or acceptance of recovery audit claims against their suppliers and the corresponding impact on our revenue;

•
changes to Medicare and Medicaid recovery audit contractor (“RAC”) programs administered by the Centers for Medicare and Medicaid Services (“CMS”) and other government agencies, and our role in the national Medicare RAC program, the results of operations of which are included in our Healthcare Claims Recovery Audit Services segment;

•	changes to revenue as a result of our decision to withdraw from the Medicare RAC program rebid process;

•	revenue that does not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenue from our core accounts payable recovery audit services;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel and effectively manage our global workforce;

•	our inability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenue;

•	our ability to effectively manage foreign currency fluctuations;

•	the highly competitive environments in which our recovery audit services and Adjacent Services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	our ability to realize operational cost savings and the transformation severance and related expenses we may incur to generate these savings;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with the financial and non-financial covenants in our financing arrangements;

•	our tax positions and other factors that could affect our effective income tax rate or our ability to use our existing deferred tax assets;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which we have little or no control.

i

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

ii

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
Our core business is “recovery audit,” a service based on the mining of a tremendous amount of our clients’ purchasing data, looking for overpayments to their third-party suppliers. PRGX is the world's leading provider of accounts payable recovery audit services of recovery audit services principally to large businesses and government agencies with high volumes of transactions and complex pricing arrangements with vendors. We audit over 75% of the top 20 global retailers and earn the largest portion of our revenues from our retail clients. Recovery audit is a mature service offering in the retail industry and we have been serving a number of our clients for decades. Pricing of merchandise for resale in the retail industry is extremely complex due to the high volume of promotions, allowances and rebates provided by suppliers. The second largest portion of our business is referred to within the recovery audit business as “commercial.” Commercial recovery auditing is the delivery of recovery audit services to industries other than retail and healthcare, such as automotive and industrial manufacturing, oil and gas, financial services, mining and transportation. Recovery audit in the industries represented within commercial is typically less mature in terms of complexity of vendor pricing, scope of purchase transactions made available for audit and depth of audit programs within individual companies. “Contract compliance” auditing is a specific type of recovery auditing which is more heavily utilized by commercial clients and is a growing part of our business. This service offering focuses on auditing supplier billings against large and complex service, construction and licensing contracts, and is particularly relevant to oil and gas, mining, technology, media and brand dependent manufacturing companies. In addition to recovery audit services, PRGX offers a number of data transformation, data analytics and associated advisory services in our Adjacent Services segment. These service offerings are increasingly important to our business and are applicable to clients in both retail and commercial industries. PRGX is also active in the healthcare industry, delivering healthcare claims auditing and related services primarily as part of the Medicare and certain Medicaid recovery audit contractor (“RAC”) programs, as well as to private payers. The majority our healthcare claims work has been associated with the Medicare RAC program, and as a result, the volume of our healthcare claims auditing has decreased dramatically since mid-2013 as a result of significant changes imposed by the Centers for Medicare and Medicaid Services (“CMS”) on all Medicare RAC program auditors at that time.
PRGX is unique in that we are a global recovery audit services provider, serving clients in over 30 countries across a multitude of industries. We conduct our operations through four reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific, Adjacent Services and Healthcare Claims Recovery Audit Services. The Recovery Audit Services - Americas segment represents recovery audit services (excluding Healthcare Claims Recovery Audit Services) we provide in the U.S., Canada and Latin America and is our largest segment in terms of clients served and revenues generated. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region and is responsible for a significant portion of our revenue. Our Adjacent Services offerings are generally provided to clients on a global basis, while our Healthcare Claims Recovery Audit Services are provided only in the United States. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the four reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 - Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.

The Recovery Audit Industry and PRGX
Many businesses and government agencies generate substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures. Although these entities correctly process the vast majority of payment transactions, errors occur in a small percentage of transactions. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Many factors contribute to the errors, including communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems. In the aggregate, these transaction errors can represent meaningful amounts of reduced cash flow and lost profits for these entities. Recovery auditing is a business service focused on finding overpayments created by these errors. These audits typically entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing and deal documentation, emails, and payment data.
PRGX, like most companies in the recovery audit services industry, generates the majority of its revenue through contingent fee arrangements, sharing a pre-determined percentage of successful claims or “recoveries” generated from an audit. There are certain recovery audit services or types of audits that are billed as a fixed fee or on a time and materials basis, but the vast majority of our revenues are generated through contingent fee contracts.
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
Contracts with recovery audit clients generally vary in length from one year to three years, with some being evergreen. Most of our recovery audit contracts provide that the client may terminate the contract without cause prior to the completion of the term of the agreement by providing relatively short prior written notice of termination.
As businesses have evolved, PRGX and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors impacting the recovery audit industry:
•Data Capture and Availability. Businesses increasingly are using technology to manage complex procurement and accounts payable systems and realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically - whether by Electronic Data Interchange (“EDI”) or the Internet - to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data and enable the cost effective review of more transactions by recovery auditors.
•Increased Role of Email Documentation in Client Transaction Data. Clients and vendors increasingly document transaction terms in email correspondence that is not integrated into their financial systems and increases opportunities for errors. To efficiently identify these errors, recovery audit firms must use sophisticated tools that are able to ingest and search through massive volumes of emails to identify potential errors that then are investigated by the auditors. A comprehensive recovery audit requires the effective use of email search tools and techniques.
•Increasing Number of Auditable Claim Categories. Traditionally, the recovery audit industry identified simple, or “disbursement,” claim types such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which these companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit, as the underlying transaction data is difficult to access and recognizing mistakes is complex. Recovery audit firms such as PRGX with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated claim categories.
•Globalization. As the operations of major retailers and other business enterprises become increasingly global, they often seek service providers with a global reach. Sophistication in systems and processes varies markedly across the global network of suppliers which further drives the need for our services.
•Significant Promotional Activity. Trade promotion spending is substantial within the retail trade and significant sums are being spent in categories with numerous transactions and a high potential for errors, such as scan downs, or discounts at the point of sale. Because of the high volume of trade promotion within retail, there are significant opportunities for mistakes and, therefore, auditable claims.
We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and auditing closer to the time of the payment transaction.

Adjacent Services
Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services also include the CIPS Sustainability Index, an Internet-based supplier sustainability assessment offered in the UK through our strategic alliance with the Chartered Institute of Purchasing & Supply ("CIPS"). As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ procure-to-pay data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability
Healthcare
In addition to our retail and commercial recovery audit services, we also provide recovery audit services relating to healthcare claims to identify overpayments and underpayments made by healthcare payers to healthcare providers, such as hospitals and physicians’ practices. We identify such improper payments by using various methods, including proprietary tools and algorithms which are comparable to the proprietary techniques we developed through many years of performing other types of recovery audits involving massive volumes of transaction data. Auditing medical claims data requires in-depth expertise in healthcare procedures and billing processes. We have derived the vast majority of our Healthcare Claims Recovery Audit revenue to date from our participation as a recovery auditor in the Medicare RAC program.
Clients
PRGX provides its services principally to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 32.2% of our revenue in 2014 and 30.4% in 2013 and 28.2% in 2012. No client accounted for 10% or more of total revenue in 2014, 2013 or 2012.
Some organizations (primarily large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge and focused technologies. In the U.S., Canada, the United Kingdom, France, Mexico, Brazil, and Australia, large retailers routinely engage independent recovery audit firms as a standard business practice. It is typical in the retail industry for large firms to engage a primary audit firm at one contingency fee rate and a secondary firm to audit behind the primary at a higher rate. Our commercial recovery audit clients are typically Fortune 200 companies with multi-billion dollars of purchase transactions to be audited. These clients range from large multi-national oil and gas companies, to large regional or national financial services institutions to global high tech software organizations. The audit specialty practice of contract compliance is applicable across most of our clients, but is particularly relevant to large oil and gas, mining, industrial manufacturing and brand-dependent service and manufacturing companies.

The PRGX Strategy
PRGX primarily serves the retail industry by providing recovery audit, procure-to-pay performance improvement, and risk management services. We plan to achieve higher profitability and growth through the following strategy:
1.Deliver value, operational efficiency and innovative services to our customers;
2.Differentiate our service offerings and capabilities;
3.Expand into new high potential industry verticals; and
4.Attract and develop highly qualified and motivated professionals with deep industry knowledge and technical skills.
Deliver value, operational efficiency and innovative services to our customers
Our value delivery, operational efficiency and service innovation efforts start with a solid foundation of technology infrastructure and lean process design. We are consolidating our clients’ data into a centralized, high performance technology infrastructure, deploying global best practices and rolling out world class and proprietary audit tools to drive deeper recoveries and enable next generation audit concepts. We expect to achieve our objectives through process redesign coupled with investing in new infrastructure and aggressively rolling out new technologies across our global audits. These investments in infrastructure and processes are fundamental to optimization and efficiency. They also serve as the foundation for service innovation efforts in our core recovery audit business and in Adjacent Services.
Differentiate our service offerings and capabilities
We plan to differentiate our service offerings and capabilities through meaningful and sustainable innovation such as:

•
Audit acceleration. Our clients are constantly seeking to accelerate the audit process to deliver audit results closer to the time of the transaction to increase recovery yields, provide a greater opportunity to address process errors, and reduce supplier abrasion. We believe that our deep and broad business process experience across thousands of audits, together with new technology initiatives will put us in a unique position to achieve superior acceleration results for our clients.

•
Global audit programs. Our global programs take advantage of our operations that span over 30 countries to provide true global audit capabilities to multi-national companies. This unique perspective gives our clients visibility to their business practice variations around the world and creates value for our clients by allowing them to see their data in new ways.

Expand into new high potential industry verticals
Our plans include continuing to build our commercial recovery audit practice, which serves industries outside of retail and healthcare, in order to reduce our industry concentration. We have organized the commercial recovery audit practice into industry verticals such as oil and gas, financial services and manufacturing and are building focused practice areas with targeted service offerings for each industry.
Attract and develop highly qualified and motivated professionals with deep industry and technical skills
We are building a culture of results-oriented performance where professionals can share ideas and work together to capture, understand, and deploy the very best practices consistently across every client globally.
In line with our focus on delivering value and operating efficiently, we have identified and are executing on these near-term initiatives:

•	Continue our focus on consistent delivery excellence through standard processes, methodologies and tools across all of our geographic territories;

•	Accelerate the implementation of our global shared service delivery model centered on our regional and global shared service centers; and

•
Leverage state of the market technologies to drive faster processing and deeper analytics with the massive amount of data we receive from our clients. Technologies enabling large data manipulation and unstructured data analysis are evolving at a very rapid rate. We plan to remain at the forefront of these technologies and maintain the most secure and trusted infrastructure environment in our industry.

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
We aim our data acquisition, data processing and data management methodologies at maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing accuracy. At the beginning of a typical recovery audit engagement, we use a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, digital media or paper. For paper-based data, we use a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt of the data, we secure, catalog, back up and convert it into standard, readable formats using third party and proprietary tools.
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
Once we identify and validate transaction errors, we present the information to clients for approval and submission to vendors as “claims.” We offer a proprietary web-based claim presentation and collaboration tool to help the client view, approve and submit claims to vendors.
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
Competition
Accounts Payable Recovery Audit Services
We believe that the principal providers of domestic and international accounts payable recovery audit services in major markets worldwide consist of PRGX, two substantial competitors, and numerous other smaller competitors. The smaller recovery audit firms generally do not possess multi-country service capabilities and do not have the centralized resources or broad client base required to support the technology investments necessary to provide comprehensive recovery audit services for large, complex accounts payable systems. These smaller firms, therefore, are less equipped to audit large, data-intensive purchasing and accounts payable systems. In addition, many of these firms have limited resources and may lack the experience and knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, we believe that compared to most other firms providing accounts payable recovery audit services, PRGX has competitive advantages based on its domestic and international presence, well-trained and experienced professionals, and advanced technology.
While we believe that PRGX has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, we face competition from the following:
Client Internal Recovery Audit Departments. A number of large retailers (particularly those in the discount, grocery and drug store sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external recovery audit firms. Regardless of the level of recoveries made by internal recovery audit departments, we have observed that virtually all large retail clients retain at least one (primary), and frequently two (primary and secondary), external recovery audit firms to capture errors not identified by their internal recovery audit departments.
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

•
Firms, including one of our two substantial competitors, that offer a hybrid of audit software tools and training for use by internal audit departments, or general accounts payable process improvement enablers; and

•	Firms with specialized skills focused on recovery audit services for discrete sectors such as sales and use tax, telecom or real estate.
Other Providers of Recovery Audit Services. The major international accounting firms provide recovery audit services; however, we believe their practices tend to be primarily focused on tax-related services.
Adjacent Services
Our Adjacent Services business faces competition from regional and local consulting firms; privately and publicly held global and national firms; large, well-known ERP software vendors; procurement-specific software providers and smaller, very specialized analytics providers. These businesses generally compete on the basis of the breadth, quality and cost of the services and products provided to clients. We believe that we differentiate ourselves from our competitors through our in-depth knowledge of our clients’ purchasing processes, systems and data and our direct channel to existing accounts payable recovery audit clients.
Healthcare Claims Recovery Audit Services
A number of national and regional private payers have developed their own post-payment recovery audit capabilities. Nevertheless, these private payers typically also retain or engage one or more third party post payment audit service providers. The competitive landscape in our Healthcare Claims Recovery Audit Services business includes:
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
Proprietary Rights
From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be research and development costs and expense them as incurred. Research and development costs, including the amortization of amounts previously capitalized, were approximately $3.1 million in 2014, $6.0 million in 2013 and $4.0 million in 2012.
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Discover Your Hidden Profits®, SureF!nd®, PRG-Schultz™, imDex™, Profit Discovery™, GET™; PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, PRGX MailTrax™, PRGX FraudTrax™, PRGX MerchTrax™, and PRGX SpendTrax™

Regulation
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
Employees
As of January 31, 2015, PRGX had approximately 1,500 employees, of whom approximately 580 were in the U.S. The majority of our employees are involved in the recovery audit function.
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

ITEM 1A. Risk Factors
Revenue from our accounts payable recovery audit business generally has declined in the past several years. We must successfully execute our growth strategy in order to increase our revenue, and must lower our cost of delivery in order to maintain profitability.
Over time, our clients tend to resolve recurring transaction processing deficiencies. In addition, many of our clients have an internal staff that audits the transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify many overpayments themselves and reduce some of our audit recovery opportunities. Based on these and other factors, including competitive rate pressures, our dependency on client approval of identified claims, and loss of clients and reduced audit scope at existing clients from time to time, without improved audit execution, rate stabilization and acquisition of new clients, we believe that our accounts payable recovery audit business will experience revenue declines and may incur losses.
We depend on our largest clients for significant revenue, so losing a major client could adversely affect our revenue and liquidity.
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 32.2% of our annual revenue in 2014, 30.4% in 2013 and 28.2% in 2012. No client accounted for 10% or more of total revenue in 2014, 2013 or 2012. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
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
Our strategy may not be successful.
As discussed in Item 1 “The PRGX Strategy,” our objectives are to achieve higher profitability and growth by delivering value, operational efficiency and innovative services, differentiating our service offerings and capabilities, expanding into new industry verticals and attracting and developing highly qualified professionals. These efforts are ongoing, and the results of our efforts will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, innovation, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our business, financial position, results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenue and improved financial performance as planned.
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
•increased operating costs;
•the diversion of our management team from our other operations;

•problems with regulatory agencies;
•exposure to unanticipated liabilities;
•difficulties in realizing projected efficiencies, synergies and cost savings; and
•changes in our credit rating and financing costs.
The terms of our credit facility place restrictions on us, which create risks of default and reduce our flexibility.
Our current credit facility contains a number of affirmative, negative, and financial covenants that may limit our ability to take certain actions and require us to comply with specified financial ratios and other performance covenants. No assurance can be provided that we will not violate the covenants of our secured credit facility in the future. If we are unable to comply with our financial covenants in the future, our lenders could pursue their contractual remedies under the credit facility, including requiring the immediate repayment in full of all amounts outstanding, if any. Additionally, we cannot be certain that, if the lenders demanded immediate repayment of any amounts outstanding, we would be able to secure adequate or timely replacement financing on acceptable terms or at all.
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
We have incurred and will continue to incur significant costs in connection with our Medicare, Medicaid and other healthcare claims audit recovery work.
We have expended substantial resources in connection with preparing for and providing healthcare claims recovery audit services, including those under the Medicare RAC program. We have withdrawn our bids for new Medicare RAC program contracts, but will continue to incur significant costs during the wind-down phase of our current subcontracts and expect to incur losses in providing services under these subcontracts as a result. There are complex regulations governing many healthcare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations under the Medicare RAC program. These regulations, the terms of the Company’s Medicare RAC subcontracts and the complexity of Medicare and other healthcare data, systems and processes, generally make it more difficult and require more time to achieve recoveries from healthcare claims recovery auditing than in other areas of our recovery audit business. Finally, to the extent that auditing under the current Medicare RAC program is extended and continues to be subject to significant audit scope restrictions, the results of our operations from participation in the program will be adversely impacted.
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
Our operations could be materially and adversely affected if we are not able to protect our proprietary software, audit techniques and methodologies, and other proprietary intellectual property rights. We rely on a combination of trade secret and copyright laws, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. Although we presently hold U.S. registered copyrights on certain of our proprietary technology and certain U.S. and foreign registered trademarks, we may be unable to obtain similar protection on our other intellectual property. In addition, our foreign registered trademarks may not receive the same enforcement protection as our U.S. registered trademarks.

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
An interruption of data processing services, including an interruption caused by damage or destruction of facilities or a failure of data processing equipment, could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we also may be liable to third parties or our clients because of such interruption. These risks would increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations, financial position, and cash flows.
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
Economic conditions which adversely impact our clients and their vendors in the retail industry in the United Kingdom and Europe may continue to have a negative impact on our revenue. Specifically, client liquidity and the liquidity of client vendors can have a significant impact on claim production, the claim approval process, and the ability of clients to offset or otherwise make recoveries from their vendors.
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
Operations outside the U.S. generated 44.3% of our annual revenue in 2014, 40.7% in 2013 and 40.4% in 2012. These international operations are subject to numerous risks, including:

•	greater exposure to the possibility of economic instability, the disruption of operations from labor and political disturbances, expropriation or war in the international markets we serve;

•	difficulties in staffing and managing foreign operations and in collecting accounts receivable;

•
fluctuations in currency exchange rates, particularly weaknesses in the British pound, the euro, the Canadian dollar, the Mexican peso, the Brazilian real, the Australian dollar, the Indian rupee and other currencies of countries in which we transact business, which could result in currency translations that materially reduce our revenue and earnings;

•	costs associated with adapting our services to our foreign clients’ needs;

•	unexpected changes in regulatory requirements and laws;

•	expenses and legal restrictions associated with transferring earnings from our foreign subsidiaries to us;

•
difficulties in complying with a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employment as well as U.S. laws affecting operations outside of the United States;

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
In 2014, our European operations accounted for 22.9% of our consolidated revenue. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A continued decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where 19% of our employees were located on December 31, 2014. While our operations in India have been key to serving clients more efficiently and cost-effectively under our improved service delivery model, India has from time to time experienced instances of civil unrest and hostilities with neighboring countries. Geopolitical conflicts, military activity, terrorist attacks, or other political uncertainties in the future could adversely affect the Indian economy by disrupting communications and making business operations and travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption of our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.

Our Recovery Audit, Healthcare Claims Recovery Audit and Adjacent Services businesses operate in highly competitive environments and are subject to pricing pressure.
The environment in which our business operates is highly competitive, with numerous other recovery audit firms and other service providers. In addition, many of our recovery audit clients have developed their own internal recovery audit capabilities. As a result of competition among the providers of these services and the availability of certain recovery audit services from clients’ internal audit departments, our business is subject to intense rate pressure. Our Adjacent Services business also has numerous competitors varying in size, market strength and specialization, many of whom have established and well-known franchises and brands. Intense price competition faced by all of our service lines could negatively impact our profit margins and have a potential adverse effect on our business, financial position, results of operations, and cash flows.
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
We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $87.6 million of U.S. federal net loss carry-forwards available to the Company, $15.2 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows. However, future ownership changes may result in additional limitations and the loss of portions of these carry-forwards and may significantly increase our projected future tax liability.

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
We are a U.S. corporation that conducts business both in the U.S. and in foreign jurisdictions. From time to time, proposals for changes to tax and other laws are made that may negatively impact U.S. corporations doing business in foreign jurisdictions, including proposals for comprehensive tax reform. While the scope of future changes remains unclear, proposed changes might include limiting the ability of U.S. corporations to deduct certain expenses attributable to offshore earnings, modifying the foreign tax credit rules and taxing currently certain transfers of intangible assets offshore or imposing other economic disincentives to doing business outside of the U.S. The enactment of some or all of these proposals could increase the Company’s effective tax rate or otherwise adversely affect our profitability.
Future impairment of goodwill, other intangible assets and long-lived assets would reduce our future earnings.
As of December 31, 2014, the Company’s goodwill and other intangible assets totaled $22.5 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. We recorded an impairment charge of $4.2 million in 2013 relating to certain internally developed software assets. Future impairment testing could result in a determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2014, our stock traded as high as $7.42 per share and as low as $3.97 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal executive offices are located in approximately 58,000 square feet of office space in Atlanta, Georgia. We have subleased approximately 7,000 square feet of our principal executive office space to independent third parties. In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease to approximately 58,000 square feet effective January 1, 2015. This space is used by our Recovery Audit Services - Americas, Healthcare Claims Recovery Audit Services and Adjacent Services segments and is the primary location of our Corporate Support personnel. Our various operating units lease numerous other parcels of operating space elsewhere in the U.S. and in the various other countries in which we currently conduct our business.
Excluding the lease for our principal executive offices, the majority of our real property leases are individually less than five years in duration. See Contractual Obligations and Other Commitments in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Form 10-K and Note 6 of “Notes to Consolidated Financial Statements” included in Part II, Item 8 of this Form 10-K for a discussion of costs we may incur in the future to the extent we (i) reduce our office space capacity or (ii) commit to, or occupy, new properties in the locations in which we operate.
ITEM 3. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends. As of February 27, 2015, there were 141 holders of record of our common stock and management believes there were approximately 3,800 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2014 and 2013.

2014 Calendar Quarter	High	Low
1st Quarter	$7.42	$5.82
2nd Quarter	6.90	5.95
3rd Quarter	6.89	5.50
4th Quarter	6.05	3.97

2013 Calendar Quarter	High	Low
1st Quarter	$7.30	$5.84
2nd Quarter	7.01	4.80
3rd Quarter	6.73	5.35
4th Quarter	7.76	5.89
Issuer Purchases of Equity Securities
A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2014 is set forth below.

2014	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	122,080	$5.43	122,080	$—
December 1 - December 31	365,785	$5.53	365,785	$—
	487,865	$5.50	487,865	$17.3

(a)	All shares purchased during the quarter were purchased as part of the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement through December 31, 2014, the Company repurchased a total of 3,605,142 shares under this program for an aggregate purchase price of $22.7 million. The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company's available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2009 and shows total return on investment for the period beginning December 31, 2009 through December 31, 2014, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return
	12/09	12/10	12/11	12/12	12/13	12/14
PRGX Global, Inc.	100.00	107.11	100.68	109.14	113.71	96.79
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
RDG Technology Composite	100.00	111.01	110.85	126.07	167.16	193.22

ITEM 6. Selected Financial Data
The following table sets forth selected consolidated financial data for the Company as of and for each of the five years in the period ended December 31, 2014. The following data reflects the business acquisitions that we have completed through December 31, 2014. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2014 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
The data presented below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and other financial information appearing elsewhere in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Certain reclassifications have been made to the prior periods to conform to the current period presentation.

	Years Ended December 31,
	2014	2013	2012	2011	2010
Statements of Operations Data:	(In thousands, except per share data)
Revenue	$164,192	$195,216	$208,503	$203,117	$184,081
Operating expenses:
Cost of revenue	115,959	126,102	137,351	139,431	128,482
Selling, general and administrative expenses	40,788	49,200	49,566	47,153	38,322
Depreciation of property and equipment	6,216	8,231	7,084	5,401	4,903
Amortization of intangible assets	3,531	4,997	7,224	4,991	4,131
Impairment charges	—	4,207	—	—	—
Total operating expenses	166,494	192,737	201,225	196,976	175,838
Operating income (loss)	(2,302)	2,479	7,278	6,141	8,243
Foreign currency transaction (gains) losses on short-term intercompany balances	2,003	(13)	(377)	417	422
Interest expense (income), net	(77)	(77)	966	1,616	1,305
Other (income) loss	57	—	—	—	—
Loss on debt extinguishment and financial restructuring	—	—	—	—	1,381
Income (loss) before income taxes	(4,285)	2,569	6,689	4,108	5,135
Income tax expense (1)	3,241	2,755	1,297	1,292	1,882
Net income (loss)	$(7,526)	$(186)	$5,392	$2,816	$3,253
Basic earnings (loss) per common share	$(0.26)	$(0.01)	$0.21	$0.11	$0.14
Diluted earnings (loss) per common share	$(0.26)	$(0.01)	$0.21	$0.11	$0.13

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(In thousands, except per share data)
Cash and cash equivalents	$25,735	$43,700	$37,806	$20,337	$18,448
Working capital	36,006	50,506	37,445	16,319	17,678
Total assets	102,782	132,829	143,586	126,413	106,321
Long-term debt, excluding current installments	—	—	3,000	6,000	9,000
Total shareholders' equity	$70,986	$93,828	$84,652	$59,090	$48,843

(1)
The taxes recorded for 2014 were primarily related to the recording of a valuation allowance on the future use of net losses in our UK operations. The high effective tax rate relative to the U.S. federal statutory rate in 2013 is due to taxes on income of foreign subsidiaries with no benefit recognized for losses incurred in the U.S. due to the Company having a deferred tax asset valuation allowance. The low effective tax rate in 2012 is attributable to recognition of certain previously unrecognized tax benefits. See Note 1 (i) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
We conduct our operations through four reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific, Adjacent Services and Healthcare Claims Recovery Audit Services. The Recovery Audit Services – Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit Services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment, which was formerly formerly referred to as our Profit Optimization services business, represents data transformation, data analytics and associated advisory services. The Healthcare Claims Recovery Audit Services segment represents recovery audit services that involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers such as hospitals and physicians’ practices and includes services we provide as a subcontractor to three of the four prime contractors in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”) of the Centers for Medicare and Medicaid Services (“CMS”). We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the four reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenue by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing supplier billings against large and complex services, construction and licensing contracts. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. For some services we provide, such as certain of our services in our Adjacent Services segment, we earn our compensation in the form of a fixed fee, a fee per hour, or a fee per other unit of service.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate the adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop an improved service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recover

y audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers, such as our offerings to commercial clients; contract compliance service offerings; expansion into new industry verticals, such as oil and gas; and growth within our Adjacent Services segment.
Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services also include the CIPS Sustainability Index, an Internet-based supplier sustainability assessment offered in the UK through our strategic alliance with the Chartered Institute of Purchasing & Supply (“CIPS”). As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ procure-to-pay data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability
During 2013, auditing under our current Medicare RAC program subcontracts became subject to significant additional restrictions imposed by CMS on all Medicare recovery auditors, including deadlines for requesting medical records from providers and submitting claims and the types of claims that may be audited. These restrictions began to limit our Medicare RAC program revenue in the third quarter of 2013 and had a significant negative impact on our fourth quarter 2013 and annual 2014 Medicare RAC program revenue. We expect our Medicare RAC program revenue to be minimal during 2015. For a number of reasons, including the significant uncertainties and financial risks inherent in the Medicare RAC program, we withdrew from the Medicare RAC program rebid process in February 2014. We have incurred losses since these additional restrictions were imposed, and expect to continue to incur losses for the remainder of the contract term. We expect to continue auditing claims under the existing contracts and to continue collection and appeal defense efforts through the end of 2015. We have adjusted our cost structure to reflect the lower claim volumes we currently are generating, and will continue to lower costs in order to minimize our losses during the wind-down of these contracts while maintaining adequate resources to enable us to continue to meet our contractual obligations.
Non-GAAP Financial Measures
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States, or GAAP. The Company believes these measures provide additional meaningful information in evaluating its performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in the Company’s secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, you should be aware that, as described above, the adjustments may vary from period to period and in the future the Company will incur expenses such as those used in calculating these measures. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items.

Results of Operations
The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations for the periods indicated:

	Years Ended December 31,
	2014	2013	2012
Revenue	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	70.6	64.6	65.9
Selling, general and administrative expenses	24.8	25.2	23.8
Depreciation of property and equipment	3.8	4.2	3.4
Amortization of intangible assets	2.2	2.6	3.4
Impairment charges	—	2.1	—
Total operating expenses	101.4	98.7	96.5
Operating income (loss)	(1.4)	1.3	3.5

Foreign currency transaction (gains) losses on short-term intercompany balances	1.2	—	(0.2)
Interest expense, net	—	—	0.5
Income (loss) before income taxes	(2.6)	1.3	3.2
Income tax expense	2.0	1.4	0.6

Net income (loss)	(4.6)%	(0.1)%	2.6%

Year Ended December 31, 2014 Compared to Prior Years
Revenue. Revenue was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$106,533	$118,649	$121,638
Recovery Audit Services – Europe/Asia-Pacific	44,319	46,436	53,783
Adjacent Services	10,700	13,183	14,990
Healthcare Claims Recovery Audit Services	2,640	16,948	18,092
Total	$164,192	$195,216	$208,503
Total revenue decreased by $31.0 million, or 15.9%, in 2014, and decreased $13.3 million, or 6.4%, in 2013. Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by 10.2% in 2014 and decreased by 2.5% in 2013. We experience changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in both 2014 and 2013. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2014 revenue decreased by 8.6% compared to a decrease of 10.2% as reported, and 2013 revenue decreased by 1.4% compared to a decrease of 2.5% as reported.
The changes in our Recovery Audit Services – Americas revenue in 2014 and 2013 were due to a number of factors in addition to changes in FX rates. Revenue increased 2.7% in 2014 and 1.6% in 2013 due to revenue from new clients. Revenue from existing clients decreased 12.9% in 2014 and 4.2% in 2013. The revenue decreases in both 2014 and 2013 is due primarily to lower revenue from a significant retail client that has increased its internal resources and is identifying more claims itself, scope restrictions at another significant client, and lower contingency fee rates at a few clients.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by 4.6% in 2014 and decreased by 13.7% in 2013. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region positively impacted reported revenue in 2014, but negatively impacted reported revenue in 2013. On a constant dollar basis, adjusted for changes in FX rates, 2014 revenue decreased by 5.3% compared to a decrease of 4.6% as reported, and 2013 revenue decreased by 13.1% compared to a decrease of 13.7% as reported. Revenue increased 3.5% in 2014 and 6.6% in 2013 due to new clients and new geographic territories for existing clients. Revenue from existing clients decreased 7.9% in 2014 and decreased 8.3% in 2013. The 2014 revenue decrease is due primarily to lower revenue from various retail clients in Europe as a result of scope restrictions and lower contingency fee rates at a few clients, partially offset by an increase in revenue in the Pacific region. The 2013 decrease resulted primarily from several clients that entered administration (similar to bankruptcy) in late 2012 for which we generated much lower revenue in 2013, the loss of an audit in one geographic territory for a significant client, and a decrease in scope at another significant client.
Adjacent Services revenue decreased by 18.8% in 2014 and decreased by 12.1% in 2013. The decrease in Adjacent Services revenue in 2014 compared to 2013 is primarily due to a weak backlog of projects at the beginning of 2014 compared to 2013 as well as our strategic decision to wind-down certain service offerings and refocus on other growth opportunities in this segment that are more closely aligned with the recovery audit business. We continue to rationalize and refine the remaining service offerings in this segment to ensure that they are aligned with the Company's long-term strategic growth plan. As part of the rationalization of our Adjacent Services offerings, on October 1, 2014 we sold our Chicago, Illinois-based consulting practice.
Healthcare Claims Recovery Audit Services revenue decreased by 84.4% and 6.3% in 2014 and 2013, respectively. Our Healthcare Claims Recovery Audit Services business continued to grow until late in the third quarter of 2013, when additional restrictions imposed on all Medicare RAC program auditors severely impacted our revenue and caused a decline in revenue for both 2013 and 2014. As disclosed previously, we withdrew from the Medicare RAC program rebid process during 2014. Given the restricted scope of auditing under the Medicare RAC program, we believe that 2015 revenue will be consistent with or lower than 2014 revenue.
Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit services and our Adjacent Services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue.
COR was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$68,163	$65,977	$69,341
Recovery Audit Services – Europe/Asia-Pacific	31,103	34,945	39,540
Adjacent Services	11,624	11,931	14,277
Healthcare Claims Recovery Audit Services	5,069	13,249	14,193
Total	$115,959	$126,102	$137,351
COR as a percentage of revenue for Recovery Audit Services – Americas was 64.0% in 2014, 55.6% in 2013 and 57.0% in 2012. We are investing in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services – Americas COR each year. The increase in COR expenses as a percentage of revenue for 2014 compared to 2013 is due to costs not decreasing in proportion to decreases in revenue, and the cost of personnel we added to extend our service offerings into new areas, such as contract compliance, and to expand into new industry verticals, such as oil and gas. In addition, there was in increase of $0.8 million in transformation expenses in 2014 compared to 2013. These transformation expenses were generated mainly in the fourth quarter of 2014. The improvement of COR expenses as a percentage of revenue for 2013 compared to 2012 is mainly due to efficiencies gained through strategic initiatives and cost reductions implemented in 2013.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 70.2% in 2014, 75.3% in 2013 and 73.5% in 2012. COR decreased 11.0% in 2014 compared to 2013 and 11.6% in 2013 compared to 2012. The 2014 and 2013 decreases are due mainly to cost reductions, primarily compensation-related, in our European operations as we continued to implement service delivery model changes in the geographic region. For 2013 and 2012, the auditors in this segment generally earned fixed salaries with only a small amount of variable compensation, primarily bonuses. As their pay had only a limit ed dependency on revenue generated, the decrease in revenue in the segment had a greater negative impact on COR as a percentage of revenue than would have occurred under a more variable compensation plan, such as the commission-based pay plan we generally utilize in the U.S. and Canada. Beginning in the fourth quarter of 2013, we migrated many of our auditors in this segment to a commission-based pay plan, and migrated others in 2014. These changes, along with our continuing efforts to increase revenue and centralize and standardize the recovery audit processes in this segment enabled us to lower our COR as a percentage of revenue in this segment in 2014.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (70.2% for 2014) compared to Recovery Audit Services – Americas (64.0% for 2014) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower average revenue per client than those served by the Recovery Audit Services – Americas segment.
Adjacent Services COR relates primarily to costs of our service delivery, which consist mainly of fixed personnel costs. Due to the nature of these costs and the reduced Adjacent Services revenues, COR as a percentage of revenue increased to 108.6% in 2014 from 90.5% in 2013, which in turn increased from 78.9% in 2012.
COR for Healthcare Claims Recovery Audit Services declined by 61.7% in 2014 from 2013 due mainly to personnel reductions. These staff reductions were not sufficient to enable us to maintain revenue in excess of COR for our services under the Medicare RAC program, resulting in COR exceeding revenue in 2014. We anticipate that these expenses will continue to exceed revenue in 2015.
Selling, General and Administrative Expenses (“SG&A”). SG&A expenses for all segments other than Corporate Support include the expenses of sales and marketing activities, information technology services and allocated corporate data center costs, human resources, legal, accounting, administration, foreign currency transaction gains and losses other than those relating to short-term intercompany balances and gains and losses on asset disposals. Corporate Support SG&A represents the unallocated portion of SG&A expenses which are not specifically attributable to our segment activities and include the expenses of information technology services, the corporate data center, human resources, legal, accounting, treasury, administration and stock-based compensation charges.
SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$10,211	$14,140	$14,746
Recovery Audit Services – Europe/Asia-Pacific	6,829	5,884	7,155
Adjacent Services	2,124	3,312	2,532
Healthcare Claims Recovery Audit Services	2,207	3,057	2,965
Subtotal for reportable segments	21,371	26,393	27,398
Corporate Support	19,417	22,807	22,168
Total	$40,788	$49,200	$49,566
Recovery Audit Services – Americas SG&A decreased 27.8% in 2014 compared to 2013 and decreased 4.1% in 2013 compared to 2012. The decrease in 2014 is due to lower personnel costs and contingent consideration recorded in 2013 for the Business Strategy, Inc. acquisition that did not reoccur during 2014. The decrease in 2013 is due to lower incentive-compensation accruals and lower legal expenses as 2012 included expenses for an overtime wages claim, partially offset by higher sales commissions and incremental contingent consideration relating to our December 2011 acquisition of Business Strategy, Inc. ("BSI").
Recovery Audit Services – Europe/Asia-Pacific SG&A increased 16.1% in 2014 compared to 2013 after decreasing 17.8% in 2013 compared to 2012. The 2014 increase resulted primarily from increased transformation costs in 2014, the reversal of bad debt provisions in 2013 and fair value adjustments recorded in 2013 to reduce the acquisition-related contingent consideration for a prior year business acquisition. The 2013 decrease resulted primarily from the reversal of provisions for bad debts recorded in 2012 due to our collecting the past due accounts and a reduction in a business acquisition obligation resulting from decreased revenue and profitability generated by the acquired business.
Adjacent Services SG&A decreased 35.9% in 2014 compared to 2013 after increasing 30.8% in 2013 compared to 2012. The 2014 decrease resulted primarily from personnel reductions that were made in response to the decline in revenue and the strate gic decision to dispose of our Chicago, Illinois-based consulting business during the fourth quarter of 2014. The increase in 2013 primarily resulted from additional personnel and related costs we incurred in our efforts to generate additional revenue in this segment.
Healthcare Claims Recovery Audit Services SG&A decreased 27.8% in 2014 compared to 2013 after increasing 3.1% in 2013 compared to 2012. The 2014 decrease resulted primarily from personnel reductions that were made in response to the decline in revenue that resulted from the restrictions placed on all Medicare RAC program auditors by CMS. The increase in 2013 primarily resulted from additional personnel and related costs we incurred in our efforts to generate additional revenue in this segment.
Corporate Support SG&A includes stock-based compensation charges of $4.5 million in 2014 and $6.3 million in both 2013 and 2012. Excluding stock-based compensation charges, Corporate Support SG&A decreased 9.9% in 2014 compared to 2013 after increasing 4.2% in 2013 from 2012. The decrease in 2014 relates primarily to severance costs recorded in 2013 that were associated with the departure of the Company's former President and CEO. The increase in 2013 compared to 2012 relates primarily to the severance costs associated with the departure of the Company’s former President and CEO, partially offset by lower incentive compensation accruals.
Depreciation of Property and Equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$4,711	$5,617	$4,651
Recovery Audit Services – Europe/Asia-Pacific	592	514	322
Adjacent Services	722	723	770
Healthcare Claims Recovery Audit Services	191	1,377	1,341
Total	$6,216	$8,231	$7,084
Depreciation expense declined in 2014 compared to 2013 primarily as a result of the impairment charges recorded in the fourth quarter of 2013, which reduced the future depreciation to be recorded. The increase in depreciation in 2013 compared to 2012 relates primarily to improvements we made to our information technology infrastructure and to an increase in the depreciation of capitalized software development costs during 2013.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$2,002	$2,792	$4,355
Recovery Audit Services – Europe/Asia-Pacific	1,195	1,508	2,062
Adjacent Services	334	697	807
Healthcare Claims Recovery Audit Services	—	—	—
Total	$3,531	$4,997	$7,224
Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Our most recent acquisitions include BSI in Recovery Audit Services – Americas in December 2011, the associate migrations in Recovery Audit Services – Europe / Asia-Pacific in 2011 and 2012, and Etesius Limited and TJG Holdings LLC in Adjacent Services in 2010. Amortization expense declined in our recovery audit segments in both 2014 and 2013 compared to the prior year as we did not complete an acquisition in either year. Similarly, Adjacent Services amortization declined in both 2014 and 2013 compared to the prior year as we have not completed an acquisition in this segment since 2010. We have not recorded any amortization of intangible assets in our Healthcare Claims Recovery Audit Services segment because there have been no business acquisitions in this segment. We anticipate that, absent our completing additional acquisitions in any of our reportable segments in 2015, amortization expense will continue to decrease in 2015.

Impairment Charges. Impairment charges were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$—	$2,702	$—
Recovery Audit Services – Europe/Asia-Pacific	—	—	—
Adjacent Services	—	71	—
Healthcare Claims Recovery Audit Services	—	1,434	—
Total	$—	$4,207	$—

The impairment charges in the Recovery Audit Services - Americas segment in 2013 relate to certain capitalized software development costs associated with our improved service delivery model. Much of the development efforts in this area were beneficial, but certain aspects of the development did not yield the benefits anticipated. We continue to develop this service delivery model, but have changed our focus in certain areas and no longer expect to receive future economic benefit from certain costs and recorded an impairment charge in the fourth quarter of 2013.

The impairment charges in the Healthcare Claims Recovery Audit Services segment in 2013 relate primarily to the capitalized software development costs for the systems we use to deliver our services under the Medicare RAC program. With our decision to withdraw our bids for a new contract under this program, we no longer anticipate generating meaningful revenue in this area and recorded an impairment charge in the fourth quarter of 2013.
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
The U.S. dollar generally strengthened relative to the local currencies of certain of our foreign subsidiaries in 2014 resulting in our recording net foreign currency losses on short-term intercompany balances of $2.0 million. We recorded gains on short-term intercompany balances of less than $0.1 million in 2013 and $0.4 million in 2012.
Net Interest Expense (Income). Net interest income was $0.1 million in 2014 and 2013 due to interest accruals on uncertain tax positions. Net interest expense was $1.0 million in 2012. The net interest expense in 2012 was due primarily to interest expense associated with business acquisition obligations and borrowings outstanding under our credit facility which was partially offset by net reversals of $0.8 million of interest on accruals made in previous years for interest on uncertain tax positions as described in more detail under Income Tax Expense below.
Income Tax Expense. Our reported effective tax rates on earnings approximated (75.6%) in 2014, 107.2% in 2013 and 19.4% in 2012. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The tax rate for 2014 reflects the impact of the recording of a valuation allowance against certain deferred tax assets in the United Kingdom. The high effective tax rate in 2013 is due to the Company's U.S. operations incurring a loss due in part to the impairment charges noted above, while certain foreign subsidiaries generated greater taxable income in 2013. Income tax expense reflects the net reversal of $0.5 million in each of 2013 and 2012 of the accruals made in previous years for uncertain tax positions.
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
As of the end of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $52.0 million in 2014 and $48.5 million in both 2013 and 2012 were appropriate. We recorded an increase in the valuation allowance of $2.3 million in 2014 as a result of placing a valuation allowance against deferred tax assets in the United Kingdom. We expensed or impaired a significant amount of acquisition-related intangible assets in previous years for financial reporting purposes. For income tax reporting purposes, we continue to deduct the amortization of these intangible assets over their tax lives, generally 15 years. The excess of tax amortization over amortization for financial reporting purposes is reducing the related deferred tax asset each year, resulting in lower deferred tax assets and a lower related valuation allowance, although increases in our net operating losses have partially offset this impact in recent years. This reduction in deferred tax assets related to intangible assets was $0.9 million in 2014, $5.3 million in 2013 and $5.7 million in 2012.
As of December 31, 2014, we had approximately $87.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2033. As of December 31, 2014, we had approximately $92.1 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2019 and 2033 and are subject to certain limitations.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $87.6 million of U.S. federal loss carry-forwards available to the Company, $15.2 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows.
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

Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(7,526)	$(186)	$5,392
Income tax expense	3,241	2,755	1,297
Interest expense (income), net	(77)	(77)	966
EBIT	(4,362)	2,492	7,655
Depreciation of property and equipment	6,216	8,231	7,084
Amortization of intangible assets	3,531	4,997	7,224
EBITDA	5,385	15,720	21,963
Impairment charges	—	4,207	—
Foreign currency transaction (gains) losses on short-term intercompany balances	2,003	(13)	(377)
Acquisition-related charges (benefits)	249	602	(231)
Transformation severance and related expenses	4,050	2,544	2,107
Other (income) loss	57	—	—
Wage claim costs	—	—	984
Stock-based compensation	4,532	6,294	6,321
Adjusted EBITDA	$16,276	$29,354	$30,767
Acquisition-related charges (benefits) included: acquisition obligations classified as compensation of $0.2 million in both 2014 and 2013, and $0.4 million in 2012; and fair value adjustments to acquisition-related contingent consideration of $0.4 million in 2013 and $(0.6) million in 2012. We made the final payments for the related acquisitions in the third quarter of 2014.
Transformation severance and related expenses increased $1.5 million, or 59.2%, in 2014 compared to 2013 due to severance and related costs associated with reductions in staff and lease expense across all segments in order to reduce our cost structure. Transformation severance and related expenses increased $0.4 million, or 20.7%, in 2013 compared to 2012 due to costs associated with the departure of the Company's former President and CEO.
Wage claim costs in 2012 relate to specific legal issues that were resolved in 2012. We did not incur any similar costs in 2014 or 2013.
Stock-based compensation decreased by $1.8 million, or 28.0%, in 2014 compared to 2013 and decreased less than $0.1 million, or 0.4%, in 2013 compared to 2012. The reduced expenses in 2014 compared to 2013 were due primarily to the acceleration of vesting of outstanding awards for certain executives in connection with their separation from the Company in the prior periods as well as the relatively lower fair value of options and stock awards granted as part of the annual equity grant to employees in 2014.
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2014, 2013, and 2012 was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Recovery Audit Services – Americas	$29,507	$39,954	$38,620
Recovery Audit Services – Europe/Asia-Pacific	7,672	5,842	7,632
Adjacent Services	(2,381)	(1,792)	(1,072)
Healthcare Claims Recovery Audit Services	(4,226)	729	1,370
Subtotal for reportable segments	30,572	44,733	46,550
Corporate Support	(14,296)	(15,379)	(15,783)
Total	$16,276	$29,354	$30,767

Recovery Audit Services – Americas Adjusted EBITDA decreased by $10.4 million, or 26.1%, in 2014 compared to 2013 and increased $1.3 million, or 3.5%, in 2013 compared to 2012. The 2014 decrease resulted from reductions in revenue that exceeded the reductions in COR and SG&A expenses for the year. The 2013 increase resulted from reductions in COR and SG&A expenses that exceeded the decrease in revenue for the year.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $1.8 million, or 31.3%, in 2014 compared to 2013 and decreased $1.8 million, or 23.5%, in 2013 compared to 2012. The increase in 2014 is due to reductions in COR and SG&A that exceeded the revenue reductions for the year. The decrease in 2013 is due to lower revenue partially offset by lower COR and SG&A expenses.
Adjacent Services Adjusted EBITDA declined 32.8% to a loss of $(2.4) million in 2014 compared to 2013, and declined 67.2% to a loss of $(1.8) million in 2013 compared to 2012. These declines are due to revenue in each period declining at a faster rate than COR and SG&A expenses.
Healthcare Claims Recovery Audit Services Adjusted EBITDA was a loss of $(4.2) million for 2014 and a profit of $0.7 million for 2013. The profit generated in 2013 was 46.8% less than the prior year due to revenue declines that exceeded our cost reductions. The loss generated in 2014 was due to the costs required to continue fulfillment of obligations for contracts associated with the Medicare RAC program and the reduced levels of revenue generated by that business. As the existing Medicare RAC program is winding down, we anticipate generating additional Adjusted EBITDA losses in this segment in 2015.
Corporate Support Adjusted EBITDA improved by $1.1 million, or 7.0%, in 2014 compared to 2013 and improved by $0.4 million, or 2.6%, in 2013 compared to 2012. The improvement in 2014 is due mainly to a reduction in transformation-related expense. The improvement in 2013 is due primarily to lower incentive compensation accruals, partially offset by higher non-incentive payroll expenses.
Liquidity and Capital Resources
As of December 31, 2014, we had $25.7 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. As of December 31, 2014, the revolver had $20.0 million of availability for borrowings and the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014 and again in December 2014 as further described in Secured Credit Facility below.
The $25.7 million in cash and cash equivalents includes $10.2 million held in the U.S., $4.9 million held in Canada, and $10.6 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, India, and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Operating Activities. Net cash provided by operating activities was $10.0 million in 2014, $18.4 million in 2013 and $18.8 million in 2012. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Net income (loss)	$(7,526)	$(186)	$5,392
Adjustments for certain non-cash items	18,009	23,886	19,667
	10,483	23,700	25,059
Changes in operating assets and liabilities	(436)	(5,276)	(6,216)
Net cash provided by operating activities	$10,047	$18,424	$18,843
The decrease in net cash provided by operating activities in 2014 compared to 2013 is primarily attributable to the decrease in operating income excluding non-cash expenses. Operating income excluding non-cash expenses (depreciation, amortization and impairment charges) was $10.5 million in 2014 compared to 2013 which is mainly attributable to the $31.0 million decrease in revenue offset by an $18.6 million decrease in COR and SG&A expenses and $2.0 million of foreign currency losses. This use of cash from operations was partially offset by a $0.4 million reduction in our working capital. Receivables and current asset balances were reduced $2.5 million in 2014 compared to 2013 primarily due to lower revenue and the collection of Medicare RAC program receivables. In addition, our accrued liabilities decreased by approximately $2.9 million in 2014 compared to 2013. The reduced receivable collections in 2014 compared to 2013 were more than offset by smaller reductions in accrued liability balances, particularly compensation related accruals.
The change in net cash provided by operating activities from 2012 to 2013 primarily resulted from lower net income adjusted for non-cash items in 2013, partially offset by changes in operating assets and liabilities. These changes included higher payments made in 2013 for incentive compensation earned in 2012 than were made in 2012 for incentive compensation earned in 2011, lower incentive compensation accruals in 2013, and higher payments in 2013 for settlement of liabilities for accounts payable and accrued expenses in 2012, which were partially offset by net collections of receivables in 2013 compared to a net increase in receivables in 2012.
We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.
No client accounted for 10% or more of our annual revenue in 2012, 2013 or 2014. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.
Investing Activities. Net cash used for capital expenditures was $4.7 million in 2014, $6.9 million in 2013 and $7.9 million in 2012. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our proprietary audit tools and develop software relating to Adjacent Services and Healthcare Claims Recovery Audit Services.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2015. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Business Acquisitions and Divestitures
We made several business acquisitions over the past few years, each of which is discussed more fully in Note 12 – Business Acquisitions and Divestitures in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Following is a summary of recent business acquisition and divestiture activities impacting our liquidity and capital resources in the past three years.
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
In February 2010, we acquired all of the issued and outstanding capital stock of Etesius Limited, a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom for a purchase price valued at $3.1 million. The purchase price included an initial cash payment of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders that we paid in February 2010 as well as deferred payments of $1.2 million over four years from the date of the acquisition. We also were potentially required to make additional payments of up to $3.8 million over a four-year period if the financial performance of this service line met certain targets. These payments would be to Etesius employees that we hired in connection with the acquisition. We were not obligated to make the deferred and earn-out payments to these employees if they resigned or were terminated under certain circumstances. We therefore recognized the accrual of the deferred payments as compensation expense. From the acquisition date to December 31, 2014, we paid $1.4 million of deferred payments and variable consideration. This amount included the final $0.7 million of deferred payments paid in February 2014 and the final payment of $0.2 million of variable consideration paid in August 2014.
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
In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), both based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.7 million was made in the first half of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, potentially was due based on the performance of the acquired businesses over a two year period from the date of acquisition. We also could have been required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable at the acquisition date based on management’s estimate of the fair value of the variable consideration payable. From the acquisition date to December 31, 2014, we paid $6.3 million of the earn-out liability consisting of cash payments of $3.6 million and 404,775 shares of our common stock having a value of $2.7 million. We also recorded accretion and other adjustments of the earn-out liability of $1.4 million. There was no remaining earn-out payable as of December 31, 2014.
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
We did not complete a business acquisition in the years ended December 31, 2014 and 2013.
In October 2014, we divested certain assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business. These assets, related to the assets previously acquired in November 2010 from TJG Holdings LLC, were sold to Salo, LLC, a Minnesota limited liability company. We received an initial cash payment of $1.1 million in connection with the closing of the transaction and recognized a loss on the sale of less than $0.1 million, which we recognized in Other (income) loss in the Consolidated Statements of Operations. We have also received payment for working capital transferred to the buyer. In addition, we may receive up to $0.9 million in earn-out payments based on certain revenue recognized by the buyer in relation to the acquired business during the year following the closing date of the divestiture.
Financing Activities. Net cash used in financing activities was $22.7 million in 2014 and $4.6 million in 2013 and net cash provided by financing activities was $7.8 million in 2012. The net cash used in financing activities in 2014 included $22.7 million for the repurchase of common stock (see Stock Repurchase Program below). We made mandatory payments of $3.0 million on our term loan in 2012 and 2013 and an additional final payment of $3.0 million in December 2013 that was not due until January 2014. The net cash provided by financing activities in 2012 included net proceeds of $14.7 million from our follow-on public offering in December 2012. The net cash used in financing activities in 2013 included $4.1 million of net proceeds we received from the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below).
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Borrowing availability under the SunTrust revolver at December 31, 2014 was $20.0 million. We had no borrowings outstanding under the SunTrust revolver as of December 31, 2014. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
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
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate is determined as of the first business day of each calendar month. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at December 31, 2014 had any borrowings been outstanding was approximately 1.92%. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extends the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility. Unless we change our debt arrangements, we anticipate lower accruals for commitment fees for 2015 given the December 23, 2014 amendment that lowered the commitment fee rate.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default.
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
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to $40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement of the Company’s current stock repurchase program through December 31, 2014, the Company has repurchased 3.6 million shares, or 12.0%, of its common stock outstanding on the date of the announcement, for an aggregate cost of $22.7 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Contractual Obligations and Other Commitments
As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2014 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest and commitment fee on Secured Credit Facility (1)	$149	$50	$99	$—	$—
Operating lease obligations	16,477	4,186	5,799	3,221	3,271
Payments to Messrs. Cook and Toma (2)	780	62	129	137	452
Severance	2,161	2,139	22	—	—
Total	$19,567	$6,437	$6,049	$3,358	$3,723

(1)
Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2014 and assuming no borrowings on the revolver. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Secured Credit Facility.

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
All Performance Units must be settled before April 30, 2016. We recognized compensation expense of $0.2 million in 2014, $0.5 million in 2013 and $0.2 million in 2012 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards will be forfeited and recorded actual forfeitures as incurred.
Cash payments relating to these MIP awards were $0.1 million in 2014 and $0.2 million in 2013. There was no cash payment in 2012 for the MIP awards.
Off-Balance Sheet Arrangements
As of December 31, 2014, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

•
Goodwill, Other Intangible Assets, Long-lived Assets, and Impairment Charges. Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. Intangible assets are assets that lack physical substance. We evaluate the recoverability of goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. This evaluation includes a preliminary assessment of qualitative factors to determine if it is necessary to perform a two-step impairment testing process. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the fair value is less than the carrying value, we would record an impairment charge.

We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal calculations in the three years ended December 31, 2014.
We review the carrying value of long-lived assets such as property and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2014 with the exception of impairment charges in 2013 for software development costs. In 2013, we recorded impairment charges of $4.2 million related to certain internally developed software assets. These charges primarily resulted from our decision to withdraw from the Medicare RAC program rebid process and from planned changes to the Company's recovery audit delivery processes.

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
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to U.S. generally accepted accounting principles (“GAAP”) for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes. A number of years may elapse before a particular tax position is audited and finally resolved or before a tax assessment is raised. The number of years subject to tax assessments varies by tax jurisdictions.

•
Stock-Based Compensation. We account for awards of equity instruments issued to employees and directors under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved. In the event that it becomes probable that performance condition(s) will no longer be achieved, we reverse all of the previously recognized compensation expense in the period such a determination is made.

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, which we calculate based on the historical volatility of our common stock. We use a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. Given our limited history with stock option grants and exercises, we use the “simplified” method in estimating the expected term, the period of time that options granted are expected to be outstanding, for our grants.
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
New Accounting Standards
For information related to new and recently adopted accounting standards, see Note 1 – Summary of Significant Accounting Policies and Basis of Presentation, in “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2014, we recognized $9.8 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.0 million. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $20.0 million of borrowing availability under our revolving credit facility as of December 31, 2014, but had no amounts drawn under the revolving credit facility as of that date. Interest on the amended credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $0.2 million change in annual pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 13, 2015

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$164,192	$195,216	$208,503
Operating expenses:
Cost of revenue	115,959	126,102	137,351
Selling, general and administrative expenses	40,788	49,200	49,566
Depreciation of property and equipment	6,216	8,231	7,084
Amortization of intangible assets	3,531	4,997	7,224
Impairment charges	—	4,207	—
Total operating expenses	166,494	192,737	201,225
Operating income (loss)	(2,302)	2,479	7,278
Foreign currency transaction (gains) losses on short-term intercompany balances	2,003	(13)	(377)
Interest expense	(351)	(138)	(1,116)
Interest income	428	215	150
Other (income) loss	57	—	—
Income (loss) before income taxes	(4,285)	2,569	6,689
Income tax expense (Note 7)	3,241	2,755	1,297
Net income (loss)	$(7,526)	$(186)	$5,392

Basic earnings (loss) per common share (Note 3)	$(0.26)	$(0.01)	$0.21

Diluted earnings (loss) per common share (Note 3)	$(0.26)	$(0.01)	$0.21
Weighted-average common shares outstanding (Note 3):
Basic	28,707	29,169	25,566
Diluted	28,707	29,169	26,137

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2014	2013	2011
Net income (loss)	$(7,526)	$(186)	$5,392
Foreign currency translation adjustments	(551)	(1,414)	363
Comprehensive income (loss)	$(8,077)	$(1,600)	$5,755

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$25,735	$43,700
Restricted cash	53	57
Receivables:
Contract receivables, less allowances of $2,243 in 2014 and $1,996 in 2013:
Billed	32,373	28,175
Unbilled	2,809	9,904
	35,182	38,079
Employee advances and miscellaneous receivables, less allowances of $692 in 2014 and $402 in 2013	1,993	2,242
Total receivables	37,175	40,321
Prepaid expenses and other current assets	3,416	3,910
Deferred income taxes (Note 7)	5	7
Total current assets	66,384	87,995

Property and equipment:
Computer and other equipment	28,864	28,810
Furniture and fixtures	2,926	3,050
Leasehold improvements	3,450	3,401
Software	20,934	23,535
	56,174	58,796
Less accumulated depreciation and amortization	(43,954)	(44,802)
Property and equipment, net	12,220	13,994

Goodwill (Note 4)	13,036	13,686
Intangible assets, less accumulated amortization of $33,973 in 2014 and $32,717 in 2013	9,439	13,582
Unbilled receivables	1,196	1,379
Deferred income taxes (Note 7)	36	1,701
Other assets	471	492
Total assets	$102,782	$132,829

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,397	$10,809
Accrued payroll and related expenses	15,415	15,415
Refund liabilities	5,393	6,597
Deferred revenue	2,173	1,512
Business acquisition obligations (Note 12)	—	3,156
Total current liabilities	30,378	37,489

Refund liabilities	857	950
Other long-term liabilities	561	562
Total liabilities	31,796	39,001

Commitments and contingencies (Notes 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 26,762,861 shares issued and outstanding at December 31, 2014 and 29,367,439 shares issued and outstanding at December 31, 2013	268	294
Additional paid-in capital	590,067	604,806
Accumulated deficit	(520,912)	(513,386)
Accumulated other comprehensive income	1,563	2,114
Total shareholders’ equity	70,986	93,828
Total liabilities and shareholders’ equity	$102,782	$132,829
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014, 2013 and 2012
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2011	25,108,754	$251	$574,266	$(518,592)	$3,165	$59,090
Net income	—	—	—	5,392	—	5,392
Foreign currency translation adjustments	—	—	—	—	363	363
Issuances of common stock:
Restricted share awards	500,128	5	(5)	—	—	—
Shares issued for stock offering	2,500,000	25	14,657	—	—	14,682
Restricted shares remitted by employees for taxes	(161,514)	(2)	(1,603)	—	—	(1,605)
Stock option exercises	141,849	2	557	—	—	559
Forfeited restricted share awards	(196,085)	(2)	2	—	—	—
Stock-based compensation expense	—	—	6,171	—	—	6,171
Balance at December 31, 2012	27,893,132	279	594,045	(513,200)	3,528	84,652
Net loss	—	—	—	(186)	—	(186)
Foreign currency translation adjustments	—	—	—	—	(1,414)	(1,414)
Issuances of common stock:
Restricted share awards	665,629	7	(7)	—	—	—
Shares issued for acquisition	217,155	2	1,470	—	—	1,472
Shares issued for stock offering	687,385	7	4,111	—	—	4,118
Restricted shares remitted by employees for taxes	(259,116)	(3)	(1,754)	—	—	(1,757)
Stock option exercises	202,159	2	914	—	—	916
2006 MIP Performance Unit settlements	52,912	1	(1)	—	—	—
Forfeited restricted share awards	(91,817)	(1)	1	—	—	—
Stock-based compensation expense	—	—	6,027	—	—	6,027
Balance at December 31, 2013	29,367,439	294	604,806	(513,386)	2,114	93,828
Net loss	—	—	—	(7,526)	—	(7,526)
Foreign currency translation adjustments	—	—	—	—	(551)	(551)
Issuances of common stock:
Restricted share awards	220,442	2	(2)	—	—	—
Shares issued for acquisition	187,620	2	1,277	—	—	1,279
Restricted shares remitted by employees for taxes	(72,834)	(1)	(567)	—	—	(568)
Stock option exercises	716,780	7	2,816	—	—	2,823
2006 MIP Performance Unit settlements	16,526	1	(1)	—	—	—
Forfeited restricted share awards	(67,970)	(1)	1	—	—	—
Repurchases of common stock	(3,605,142)	(36)	(22,649)	—	—	(22,685)
Stock-based compensation expense	—	—	4,386	—	—	4,386
Balance at December 31, 2014	26,762,861	$268	$590,067	$(520,912)	$1,563	$70,986
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$(7,526)	$(186)	$5,392
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment charges	—	4,207	—
Depreciation and amortization	9,747	13,228	14,308
Amortization of deferred loan costs	104	193	183
Stock-based compensation expense	4,532	6,294	6,321
Foreign currency transaction (gains) losses on short-term intercompany balances	2,003	(13)	(377)
Deferred income taxes	1,566	(23)	(799)
Other loss from sale of assets	57	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	4	8	(1)
Billed receivables	(6,351)	4,206	(1,598)
Unbilled receivables	7,278	2,609	(2,179)
Prepaid expenses and other current assets	1,575	(1,326)	693
Other assets	5	17	(179)
Accounts payable and accrued expenses	(3,432)	(3,512)	(1,125)
Accrued payroll and related expenses	536	(5,720)	(1,258)
Refund liabilities	(1,297)	(591)	392
Deferred revenue	720	(72)	(157)
Noncurrent compensation obligations	414	329	345
Other long-term liabilities	112	(1,224)	(1,118)
Net cash provided by operating activities	10,047	18,424	18,843
Cash flows from investing activities:
Business (acquisition) divestiture, net of cash	1,100	—	(1,542)
Purchases of property and equipment, net of disposal proceeds	(4,709)	(6,875)	(7,931)
Net cash used in investing activities	(3,609)	(6,875)	(9,473)
Cash flows from financing activities:
Repayments of long-term debt	—	(6,000)	(3,000)
Payments for deferred loan costs	(104)	—	—
Payments of deferred acquisition consideration	(2,208)	(1,902)	(2,837)
Net proceeds from issuance of common stock	—	4,118	14,682
Repurchase of common stock	(22,685)	—	—
Restricted stock repurchased from employees for withholding taxes	(568)	(1,757)	(1,605)
Proceeds from option exercises	2,823	916	559
Net cash (used in) provided by financing activities	(22,742)	(4,625)	7,799
Effect of exchange rates on cash and cash equivalents	(1,661)	(1,030)	300
Net (decrease) increase in cash and cash equivalents	(17,965)	5,894	17,469
Cash and cash equivalents at beginning of period	43,700	37,806	20,337
Cash and cash equivalents at end of period	$25,735	$43,700	$37,806

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$132	$567	$340
Cash paid during the period for income taxes, net of refunds received	$3,892	$3,245	$2,730
Deferred and contingent business acquisition consideration (Note 12)	$—	$—	$189
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
(a) Description of Business and Basis of Presentation
Description of Business
The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit services to large businesses and government agencies having numerous payment transactions. PRGX Global, Inc. also provides services adjacent to recovery audit services, including data transformation, data analytics and associated advisory services, to a similar client base. These businesses include, but are not limited to:

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
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. PRGX currently provides services to clients in over 30 countries across a multitude of industries.
Basis of Presentation
The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made to the 2013 financial statements to conform to the presentations adopted in 2014.
Beginning with the second quarter of 2014, we reclassified certain information technology expenses within our Recovery Audit Services — Americas segment from Selling, General and Administrative expenses to Cost of Revenue to better reflect the nature of the work performed. We have revised the presentation of our Selling, General and Administrative expenses and Cost of Revenue for all relevant prior periods.
Beginning with the first quarter of 2014, we present the former New Services segment as two separate segments: Adjacent Services, which was formerly referred to as Profit Optimization services, and Healthcare Claims Recovery Audit Services. We have revised the presentation of our operating segments and related information in Note 2 - Operating Segments and Related Information. Also beginning with the first quarter of 2014, we reclassified certain expenses within the Recovery Audit Services — Europe/Asia-Pacific segment from Cost of Revenue to Selling, General and Administrative expenses to better reflect costs associated with new business development efforts.
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
(b) Revenue Recognition, Billed and Unbilled Receivables, and Refund Liabilities
We base our revenue on specific contracts with our clients. These contracts generally specify: (a) time periods covered by the audit; (b) nature and extent of audit services we are to provide; (c) the client’s duties in assisting and cooperating with us; and (d) fees payable to us, generally expressed as a specified percentage of the amounts recovered by the client resulting from overpayment claims identified. Clients generally recover claims either by taking credits against outstanding payables or future purchases from the involved vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client often is dictated by industry practice. In addition, many clients establish specific procedural guidelines

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

that we must satisfy prior to submitting claims for client approval, and these guidelines are unique to each client. For some services we provide, we earn our compensation in the form of a fixed fee, a fee per hour, or a fee per other unit of service.
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
Billed receivables are stated at the amount we plan to collect and do not bear interest. We make ongoing estimates relating to the collectibility of our billed receivables and maintain a reserve for estimated losses resulting from the inability of our clients to meet their financial obligations to us. This reserve is primarily based on the level of past-due accounts based on the contractual terms of the receivables, our history of write-offs, and our relationships with, and the economic status of, our clients.
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
Unbilled receivables also may arise in our Healthcare Claims Recovery Audit Services segment as we generally cannot invoice the prime contractors for whom we operate as a subcontractor under the Medicare RAC program until cash is collected by the prime contractors. These unbilled receivables, net of the related reserves, were $5.6 million as of December 31, 2013. There were no unbilled receivables, net of related reserves, related to the Healthcare Claims Recovery Audit Services segment as of December 31, 2014.
We record periodic changes in unbilled receivables and refund liabilities as adjustments to revenue.
We derive a relatively small portion of revenue on a “fee-for-service” basis whereby billing is based upon a fixed fee, a fee per hour, or a fee per other unit of service. We recognize revenue for these types of services as we provide and invoice for them, and when criteria (a) through (d) as set forth above are met.
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
The $25.7 million in cash and cash equivalents includes $10.2 million held in the U.S., $4.9 million held in Canada, and $10.6 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, India, and Brazil. Our cash and cash equivalents included short-term investments of approximately $12.2 million as of December 31, 2014 and $24.6 million as of December 31, 2013, of which approximately $2.5 million and $4.4 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We repaid the remaining balance of our bank debt in December 2013, and had no debt outstanding as of December 31, 2014. We record bank debt, if any, as the unpaid balance as of the period end date based on the effective borrowing rate and repayment terms when originated. The bank debt that we repaid was subject to variable rate terms, and we believe that the fair value was approximately equal to the carrying value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of December 31, 2014 and $3.2 million of business acquisition obligations as of December 31, 2013 representing the fair value of deferred consideration and earn-out payments estimated to be due as of those dates. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
We state certain assets at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We recorded an impairment charge in 2013 (see Software Development Costs) whereby the fair value of the assets was derived using Level 3 inputs (significant unobservable inputs).
(e) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense was $6.2 million in 2014, $8.2 million in 2013 and $7.1 million in 2012.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2014 with the exception of charges for software development costs noted below.
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
We recorded an impairment charge of $4.2 million in 2013 relating to internally developed software assets. No impairment charges were necessary in 2014 or 2012. The impairment charges in 2013 included $2.7 million in the Recovery Audit Services - Americas segment relating to certain capitalized software development costs associated with certain proprietary audit tools. Much of the development efforts in this area were beneficial, but certain aspects of the development did not yield the benefits anticipated. We continue to develop this business model, but have changed our focus in certain areas and no longer expect to receive future economic benefit from certain costs and therefore recorded an impairment charge in the fourth quarter of 2013 representing the net book value of these capitalized costs. The 2013 impairment charges also included $1.4 million in the Healthcare Claims Recovery Audit Services segment relating primarily to the capitalized software development costs for the systems we use to deliver our services under the Medicare RAC program. With our decision to withdraw our bids for a new contract under this program, we no longer anticipate generating meaningful revenue in this area and recorded an impairment charge in the fourth quarter of 2013 representing the net book value of all capitalized software development costs associated with the Medicare RAC program. The remaining $0.1 million of impairment charges from 2013 were in the Adjacent Services segment and related

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to certain capitalized software development costs associated with advisory and analytics tools whereby the perceived future benefit of such tools was less than the carrying value of such tools. We therefore recorded an impairment charge in the fourth quarter of 2013 representing the net book value of such tools.
We consider software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs, including the amortization of amounts previously capitalized, were $3.1 million in 2014, $6.0 million in 2013 and $4.0 million in 2012.
(g) Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. We evaluate the recoverability of goodwill and other intangible assets in accordance with ASC 350, Intangibles—Goodwill and Other, in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. This evaluation includes a preliminary assessment of qualitative factors to determine if it is necessary to perform a two-step impairment testing process. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the fair value is less than the carrying value, we would record an impairment charge.
We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal calculations in the three years ended December 31, 2014.
(h) Direct Expenses and Deferred Costs
We typically expense direct expenses that we incur during the course of recovery audit and delivery of Adjacent Services offerings as incurred. For certain implementation and set-up costs associated with our “fee for service” revenue that we earn over an extended period of time, we defer the related direct and incremental costs and recognize them as expenses over the life of the underlying contract.
In addition, we incur significant personnel and other costs when performing recovery audit services to certain healthcare organizations. The process of documenting that we have met our revenue recognition criteria as described in (b) Revenue Recognition, Billed and Unbilled Receivables and Refund Liabilities above is extensive and generally is completed from three months to a year after we substantially have completed our services. We defer these costs and recognize them as expenses when we record the related revenue. We had no deferred costs of this nature as of December 31, 2014 and $0.8 million of such deferred costs as of December 31, 2013, which we included in “Prepaid expenses and other current assets” in our Consolidated Balance Sheets.
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
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, our policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes. A number of years may elapse before a particular tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments also varies by tax jurisdictions.
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
(l) Stock-Based Compensation
We account for awards of equity instruments issued to employees and directors under the fair value method of accounting and recognize such amounts in our Consolidated Statements of Operations. We measure compensation cost for all stock-based awards at fair value on the date of grant and recognize compensation expense in our Consolidated Statements of Operations using the straight-line method over the service period over which we expect the awards to vest. We recognize compensation costs for awards with performance conditions based on the probable outcome of the performance conditions. We accrue compensation cost if we believe it is probable that the performance condition(s) will be achieved and do not accrue compensation cost if we believe it is not probable that the performance condition(s) will be achieved. In the event that it becomes probable that performance condition(s) will no longer be achieved, we reverse all of the previously recognized compensation expense in the period such a determination is made.
We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, which we calculate based on the historical volatility of our common stock. We use a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. Given our limited history with stock option grants and exercises, we use the “simplified” method in estimating the expected term, the period of time that options granted are expected to be outstanding, for our grants.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2014	2013	2012
Risk-free interest rates	0.88% - 1.79%	0.37% - 1.55%	0.33% - 0.83%
Dividend yields	—%	—%	—%
Volatility factor of expected market price	.370 - .390	.446 - .675	.530 - .710
Weighted-average expected term of option	3.5 - 4.5 years	3.7 - 5 years	3.8 - 5 years
Forfeiture rate	—%	—%	—%
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
(n) Segment Reporting
We report our operating segment information in four segments: Recovery Audit Services – Americas; Recovery Audit Services – Europe/Asia-Pacific; Adjacent Services and Healthcare Claims Recovery Audit Services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to our four operating segments in Corporate Support. Our business segments reflect the internal reporting that our Chief Executive Officer, who is our chief operating decision maker, uses for the purpose of making decisions about allocating resources and assessing performance. Our management, including our Chief Executive Officer, uses what we internally refer to as “Adjusted EBITDA” as the primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.
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
(o) New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to us is set forth below.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

with early adoption permitted. We do not expect the adoption of ASU 2014-15 to have a material impact on our consolidated financial statements.
FASB ASC Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for adoption using either of two methods; retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of aplication recognized at the date of initial adoption. It is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently undergoing an evaluation of the impact of ASU 2014-09 on our consolidated financial statements.
FASB ASC Update No. 2014-08. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)—Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective for annual periods beginning on or after December 15, 2014 with early adoption permitted for transactions that have not been disclosed in previously issued financial statements. We adopted ASU 2014-08 in the third quarter of 2014. The Company's disposal of assets on October 1, 2014 (see Note 12) did not qualify as a discontinued operation as defined in ASU 2014-08. The impact of ASU 2014-08 on the Company's financial statements with respect to any future transaction will be dependent on whether any such transaction falls within the scope of the new guidance.
(2) OPERATING SEGMENTS AND RELATED INFORMATION
We conduct our operations through four reportable segments:
Recovery Audit Services – Americas represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in the United States of America (“U.S.”), Canada and Latin America.
Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services provided in Europe, Asia and the Pacific region.
Adjacent Services (formerly known as Profit Optimization services) represents data transformation, data analytics and associated advisory services.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2014 and 2013 and 2012 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
2014
Revenue	$106,533	$44,319	$10,700	$2,640	$—	$164,192

Net loss						$(7,526)
Income tax expense						3,241
Interest income, net						(77)
EBIT	$21,066	$2,772	$(4,161)	$(4,827)	$(19,212)	(4,362)
Depreciation of property and equipment	4,711	592	722	191	—	6,216
Amortization of intangible assets	2,002	1,195	334	—	—	3,531
EBITDA	27,779	4,559	(3,105)	(4,636)	(19,212)	5,385
Foreign currency transaction (gains) losses on short-term intercompany balances	380	1,828	—	—	(205)	2,003
Acquisition-related charges	—	—	249	—	—	249
Transformation severance and related expenses	1,348	1,285	418	410	589	4,050
Other (income) loss	—	—	57	—	—	57
Stock-based compensation	—	—	—	—	4,532	4,532
Adjusted EBITDA	$29,507	$7,672	$(2,381)	$(4,226)	$(14,296)	$16,276

Capital expenditures	$3,930	$651	$123	$5	$—	$4,709

Allocated assets	$50,252	$18,556	$4,596	$820	$—	$74,224

Unallocated assets:
Cash and cash equivalents	—	—	—	—	25,735	25,735
Restricted cash	—	—	—	—	53	53
Deferred income taxes	—	—	—	—	41	41
Prepaid expenses and other assets	—	—	—	—	2,729	2,729
Total assets	$50,252	$18,556	$4,596	$820	$28,558	$102,782

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
2013
Revenue	$118,649	$46,436	$13,183	$16,948	$—	$195,216

Net loss						$(186)
Income tax expense						2,755
Interest income, net						(77)
EBIT	$27,094	$3,901	$(3,480)	$(2,240)	$(22,783)	2,492
Depreciation of property and equipment	5,617	514	652	1,448	—	8,231
Amortization of intangible assets	2,792	1,508	697	—	—	4,997
EBITDA	35,503	5,923	(2,131)	(792)	(22,783)	15,720
Impairment charges	2,702	—	71	1,434	—	4,207
Foreign currency transaction (gains) losses on short-term intercompany balances	327	(316)	—	—	(24)	(13)
Acquisition-related charges (benefits)	1,315	(900)	187	—	—	602
Transformation severance and related expenses	107	1,135	81	87	1,134	2,544
Stock-based compensation	—	—	—	—	6,294	6,294
Adjusted EBITDA	$39,954	$5,842	$(1,792)	$729	$(15,379)	$29,354

Capital expenditures	$5,292	$781	$376	$426	$—	$6,875

Allocated assets	$55,978	$16,706	$4,993	$7,433	$—	$85,110

Unallocated assets:
Cash and cash equivalents	—	—	—	—	43,700	43,700
Restricted cash	—	—	—	—	57	57
Deferred income taxes	—	—	—	—	1,708	1,708
Prepaid expenses and other assets	—	—	—	—	2,254	2,254
Total assets	$55,978	$16,706	$4,993	$7,433	$47,719	$132,829

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
2012
Revenue	$121,638	$53,783	$14,990	$18,092	$—	$208,503

Net income						$5,392
Income tax expense						1,297
Interest expense, net						966
EBIT	$28,589	$5,035	$(3,396)	$(407)	$(22,166)	7,655
Depreciation of property and equipment	4,651	322	770	1,341	—	7,084
Amortization of intangible assets	4,355	2,062	807	—	—	7,224
EBITDA	37,595	7,419	(1,819)	934	(22,166)	21,963
Foreign currency transaction (gains) losses on short-term intercompany balances	(44)	(331)	—	—	(2)	(377)
Acquisition-related charges (benefits)	(1)	(612)	382	—	—	(231)
Transformation severance and related expenses	493	1,156	365	29	64	2,107
Wage claim costs	577	—	—	407	—	984
Stock-based compensation	—	—	—	—	6,321	6,321
Adjusted EBITDA	$38,620	$7,632	$(1,072)	$1,370	$(15,783)	$30,767

Capital expenditures	$5,699	$846	$369	$1,017	$—	$7,931

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$91,499	$115,819	$124,302
United Kingdom	23,817	24,639	30,437
Canada	15,851	19,584	17,007
France	8,508	10,225	11,330
Australia	5,762	4,461	2,467
Mexico	4,653	4,482	4,877
Brazil	3,050	5,090	5,919
New Zealand	1,353	976	984
Spain	1,275	844	1,252
Thailand	986	971	896
Hong Kong	903	851	743
Colombia	841	752	715
Other	5,694	6,522	7,574
	$164,192	$195,216	$208,503

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2014	2013
United States	$29,392	$33,686
United Kingdom	4,416	6,690
All Other	1,359	1,378
	$35,167	$41,754
No client accounted for 10% or more of total revenue in 2014, 2013, or 2012.
(3) EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computations of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
Basic earnings (loss) per common share:	2014	2013	2012
Numerator:
Net income (loss)	$(7,526)	$(186)	$5,392

Denominator:
Weighted-average common shares outstanding	28,707	29,169	25,566

Basic earnings (loss) per common share	$(0.26)	$(0.01)	$0.21

	Years Ended December 31,
Diluted earnings (loss) per common share:	2014	2013	2012
Numerator:
Net income (loss)	$(7,526)	$(186)	$5,392

Denominator:
Weighted-average common shares outstanding	28,707	29,169	25,566
Incremental shares from stock-based compensation plans	—	—	571
Denominator for diluted earnings per common share	28,707	29,169	26,137

Diluted earnings (loss) per common share	$(0.26)	$(0.01)	$0.21
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 3.3 million, 3.0 million, and 1.6 million shares, respectively, from the computation of diluted earnings (loss) per common share for the years ended December 31, 2014, 2013, and 2012. Weighted-average shares outstanding excludes antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the years ended December 31, 2014 and 2013. As a result of the net loss for the years ended December 31, 2014 and 2013, all shares underlying stock options and Performance Units were considered antidilutive. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.5 million, 0.7 million, and 0.9 million for the years ended December 31, 2014, 2013, and 2012, respectively, and nonvested restricted share units that we consider to be participating securities of 0.1 million for the year ended December 31, 2014 and 0.2 million for the years ended December 31, 2013 and 2012.

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
Goodwill by reportable segments during 2014 and 2013 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Total
Balance, January 1, 2013	$12,177	$896	$596	$13,669
Foreign currency translation	—	17	—	17
Balance, December 31, 2013	12,177	913	596	13,686
Goodwill disposed in connection with business divestiture	—	—	(596)	(596)
Foreign currency translation	—	(54)	—	(54)
Balance, December 31, 2014	$12,177	$859	$—	$13,036
We have not recorded any goodwill in our Healthcare Claims Recovery Audit Services segment because there have been no business acquisitions in this segment.
We initially recorded goodwill of $7.8 million in our Recovery Audit Services – Americas segment in conjunction with our December 2011 acquisition of Business Strategy, Inc. (“BSI”) (see Note 12 below). We recorded purchase price adjustments in 2012 of $0.2 million that reduced the BSI goodwill to $7.6 million and recorded this change retroactively to 2011 bringing the total goodwill for this segment to $12.2 million as of December 31, 2013. We also recorded additions to goodwill of $0.7 million in our Recovery Audit Services – Europe/Asia-Pacific segment in 2012 relating to our acquisitions in 2012 of two third-party audit firms to which we had subcontracted a portion of our audit services (“associate migrations”) bringing the total goodwill for this segment to $0.9 million as of December 31, 2013.
In October 2014, we divested certain previously acquired assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business (see Note 12 below). The goodwill from the 2010 purchase of TJG Holdings LLC was disposed of as a result of this divestiture.
(b) Intangible Assets
Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Changes in gross carrying amounts for intangible assets in 2014 related primarily to the divestiture of certain previously acquired assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business ("TJG assets"). There were no changes in gross carrying amounts for intangible assets in 2013, outside of foreign currency adjustments. Note 12 – Business Acquisitions and Divestitures below includes a more detailed description of the divestiture in 2014 and recent acquisitions. Certain of our intangible assets associated with acquisitions of assets or businesses by our foreign subsidiaries are denominated in the local currency of such subsidiary and therefore are subject to foreign currency ("FX") adjustments. We present the amounts for these transactions in United States dollars utilizing foreign currency exchange rates as of the respective balance sheet dates.
Amortization expense relating to intangible assets, other than acquired work in process, was $3.5 million in 2014, $4.8 million in 2013 and $5.4 million in 2012. As of December 31, 2014 and based on our current amortization methods, we project amortization expense relating to intangible assets for the next five years will be $2.5 million in 2015, $1.7 million in 2016, $1.3 million in 2017, $1.2 million in 2018 and $1.0 million in 2019. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in noncurrent intangible assets during 2014 and 2013 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2013	$39,665	$1,081	$2,508	$2,865	$46,119
FX adjustments and other	150	9	21	—	180
Balance, December 31, 2013	39,815	1,090	2,529	2,865	46,299
Disposition of TJG assets	(829)	—	(808)	(665)	(2,302)
FX adjustments and other	(490)	(31)	(64)	—	(585)
Balance, December 31, 2014	$38,496	$1,059	$1,657	$2,200	$43,412
Accumulated amortization:
Balance, January 1, 2013	$(23,655)	$(473)	$(1,565)	$(2,027)	$(27,720)
Amortization expense	(3,355)	(215)	(552)	(680)	(4,802)
FX adjustments and other	(158)	(12)	(25)	—	(195)
Balance, December 31, 2013	(27,168)	(700)	(2,142)	(2,707)	(32,717)
Amortization expense	(3,122)	(197)	(137)	(75)	(3,531)
Disposition of TJG assets	371	—	808	582	1,761
FX adjustments and other	423	28	63	—	514
Balance, December 31, 2014	$(29,496)	$(869)	$(1,408)	$(2,200)	$(33,973)
Net carrying amount:
Balance, December 31, 2013	$12,647	$390	$387	$158	$13,582
Balance, December 31, 2014	$9,000	$190	$249	$—	$9,439
Estimated useful life (years)	6-20 years	6 years	1-5 years	4-5 years

(5) DEBT
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust term loan required quarterly principal payments of $0.8 million beginning in March 2010, and a final principal payment of $3.0 million due in January 2014 that we paid in December 2013. There have been no borrowings under the revolving credit portion of the SunTrust credit facility. The SunTrust credit facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company.
Prior to the January 2014 amendment to the SunTrust credit facility described below, amounts available under the SunTrust revolver were based on eligible accounts receivable and other factors. Interest on both the revolver and term loan was payable monthly and accrued at an index rate using the one-month LIBOR rate, plus an applicable margin as determined by the loan agreement. The applicable interest rate margin varied from 2.25% per annum to 3.5% per annum, dependent on our consolidated leverage ratio, and was determined in accordance with a pricing grid under the SunTrust loan agreement. The applicable margin was 2.25% and the interest rate was approximately 2.43% at December 31, 2013. We also paid a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the $15.0 million SunTrust revolving credit facility. The weighted-average interest rate on term loan balances outstanding under the SunTrust credit facility during 2013, including fees, was 4.1%. We made mandatory principal payments on the SunTrust term loan totaling $3.0 million and the final principal payment of $3.0 million during the year ended December 31, 2013.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includ

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

es customary events of default.
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein). We also paid a commitment fee of 0.5% per annum, payable quarterly, on the unused portion of the SunTrust revolving credit facility through the amendment date below.
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate is determined as of the first business day of each calendar month. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at December 31, 2014 had any borrowings been outstanding was approximately 1.92%. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extends the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility. The weighted-average interest rate during 2014 for the commitment fee due on the revolving credit facility was 0.5%. Unless we change our debt arrangements, we anticipate a lower rate for 2015 given the December 23, 2014 amendment that lowered the commitment fee.
As of December 31, 2014, we had no outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2014.
Future Minimum Payments
There were no future minimum principal payments of debt as of December 31, 2014 and 2013.
(6) LEASE COMMITMENTS
PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $6.0 million in 2014, $6.3 million in 2013 and $6.2 million in 2012.
We have subleased approximately 7,000 square feet of our principal executive office space to independent third parties as of December 31, 2014. The sublease rental income we earn is less than the lease payments we make. We also accrue future rental obligations relating to leases for which we no longer are utilizing the office space. Our current liabilities relating to these lease obligations were less than $0.1 million as of December 31, 2014 and $1.0 million as of December 31, 2013 and we have included these current liabilities in “Accounts payable and accrued expenses” in our Consolidated Balance Sheet. Our noncurrent liabilities relating to these lease obligations were less than $0.1 million as of December 31, 2014 and we have included these liabilities in "Other long-term liabilities" in our Consolidated Balance Sheet. There were no noncurrent liabilities as of December 31, 2013 associated with leased space that we no longer are utilizing. We adjust the fair value of the remaining lease payments, net of sublease income, based on payments we make and sublease income we receive. We include accretion of this liability related to discounting in rent expense. In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease from approximately 132,000 square feet to approximately 58,000 square feet effective January 1, 2015.
We have entered into several operating lease agreements that contain provisions for future rent increases, free rent periods or periods in which rent payments are reduced (abated). We charge the total amount of rental payments due over the lease term to rent expense on the straight-line, undiscounted method over the lease terms.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under noncancelable operating leases (both gross and net of any sublease income), including the amended lease for our principal executive offices, are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Net
2015	$4,186	$(49)	$4,137
2016	3,305	(32)	3,273
2017	2,494	(16)	2,478
2018	1,638	—	1,638
2019	1,583	—	1,583
Thereafter	3,271	—	3,271
Total payments	$16,477	$(97)	$16,380
(7) INCOME TAXES
Income (loss) before income taxes relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$(8,196)	$(5,457)	$3,158
Foreign	3,911	8,026	3,531
	$(4,285)	$2,569	$6,689

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$78
State	(11)	(452)	(30)
Foreign	1,686	3,230	2,048
	1,675	2,778	2,096
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	1,566	(23)	(799)
	1,566	(23)	(799)
Total	$3,241	$2,755	$1,297

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant differences between the U.S. federal statutory tax rate of 34% and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	$(1,457)	$873	$2,274
State income taxes, net of federal effect	(189)	(657)	24
Change in deferred tax asset valuation allowance	3,735	(142)	(1,883)
Foreign taxes in excess of U.S. statutory rate	714	1,784	486
Compensation deduction limitation	381	820	265
Other, net	57	77	131
Total	$3,241	$2,755	$1,297
The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2014	2013
Deferred income tax assets:
Accounts payable and accrued expenses	$1,712	$1,864
Accrued payroll and related expenses	2,530	1,933
Stock-based compensation expense	10,226	9,811
Depreciation of property and equipment	5,480	5,836
Non-compete agreements	1	8
Unbilled receivables and refund liabilities	904	—
Operating loss carry-forwards of foreign subsidiary	1,920	1,690
Federal operating loss carry-forwards	30,669	31,003
Intangible assets	—	865
State operating loss carry-forwards	2,671	2,925
Other	1,930	2,165
Gross deferred tax assets	58,043	58,100
Less valuation allowance	52,002	48,453
Gross deferred tax assets net of valuation allowance	6,041	9,647
Deferred income tax liabilities:
Intangible assets	3,049	3,970
Unbilled receivables and refund liabilities	—	1,765
Capitalized software	1,834	984
Other	1,117	1,220
Gross deferred tax liabilities	6,000	7,939
Net deferred tax assets	$41	$1,708
Our reported effective tax rates on income approximated (75.6)% in 2014, 107.2% in 2013, and 19.4% in 2012. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of December 31, 2014, management determined that based on all available evidence, a valuation allowance was required for all U.S. deferred tax assets due to losses incurred for income tax reporting purposes for the past several years. We recorded a valuation allowance of $52.0 million as of December 31, 2014, representing a change of $3.5 million from the valuation allowance of $48.5 million recorded as of December 31, 2013.
In 2011, management determined that a valuation allowance was no longer required against the deferred tax assets of one of its foreign subsidiaries given its return to profitability and future projected profitability. In the past three years, the foreign subsidiary did not meet its projections, and incurred losses in the periods from 2012 through 2014. At December 31, 2014, we had gross deferred tax assets of $2.3 million relating to this subsidiary. Given the recent losses, management considered the need to record a valuation allowance against the net deferred tax assets of this foreign subsidiary. Our assessment considered both positive and negative evidence regarding future profitability. The positive evidence includes improvements we have made in the cost structure of the subsidiary; our recent expansion of services to a promising industry that we believe will help to improve the financial performance of the subsidiary; and our forecasts for future taxable income for this subsidiary. The negative evidence includes recent losses generated by the subsidiary. After consideration of these factors, we determined that at this time, the negative evidence outweighed the positive evidence regarding the future realization of these deferred tax assets of this subsidiary, and we therefore recorded a $2.3 million valuation allowance against the net deferred tax assets of this subsidiary for the year ended December 31, 2014.
As of December 31, 2014, we had approximately $87.6 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2033. As of December 31, 2014, we had approximately $92.1 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2019 and 2033 and are subject to certain limitations.
Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. As it relates to the earnings of our Canadian subsidiary, we assert that we are not permanently reinvested. We provided additional deferred taxes of $0.2 million in 2014, $0.4 million in 2013, and $0.2 million in 2012 representing the estimated withholding tax liability due if such amounts are repatriated. We did not provide additional incremental U.S. income tax expense on these amounts as the Canadian subsidiary is classified as a branch for U.S. income tax purposes.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $87.6 million of U.S. federal loss carry-forwards available to the Company, $15.2 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows.
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy for recording potential interest and penalties associated with uncertain tax positions is to record such items as a component of income before income taxes. A number of years may elapse before a particular tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments also varies by tax jurisdictions. As a part of an ongoing Canadian tax audit, we continue to defend our tax position related to the valuation of an intercompany transaction. While we have established accruals for this matter, an assessment by the Canadian Revenue Authority may exceed such amounts.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2012	$2,649	$2,218
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	333	456
Decreases based on tax positions related to the prior years	$(785)	$(1,214)
Balance at December 31, 2013	$2,197	$1,460
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	119
Decreases based on payments made during the year	(932)	(385)
Decreases based on tax positions related to the prior years	(541)	(934)
Balance at December 31, 2014	$724	$260
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	33
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(47)	(73)
Balance at December 31, 2014	$677	$220
The decreases in the unrecognized tax benefits and the related accrued interest and penalties in 2014 and 2013 occurred for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our participation in voluntary disclosure agreement processes with several states. Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2014, the 2011 through 2013 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2011 may also subject returns for those years to examination.
(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management and approved by the Board of Directors each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management and approved by the Board of Directors each plan year. Company matching funds and discretionary contributions vest 100% after three years of service for participants who either had attained three or more years of service or were hired on or after January 1, 2012. For all other participants, company matching funds and discretionary contributions vest at the rate of 20% after two years of service and 100% after three years of service. We amended the Plan in 2013 to add Roth 401(k) plan features that allow participating employees to make post-tax contributions in addition to, or in lieu of, the pre-tax contributions allowed under the Plan. Company matching funds are made on a pre-tax basis for both pre-tax and post-tax employee contributions, and are subject to the above limitations based on the aggregate pre-tax and post-tax contribution by the participant. We contributed approximately $1.0 million in 2014 and $1.1 million in both 2013 and 2012 to the Plan.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(9) CAPITAL STRUCTURE
Effective July 31, 2000, the Board amended the Company’s Articles of Incorporation to establish a new series of stock, which is designated as participating preferred stock. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board, without any further votes or action by the shareholders. As of December 31, 2014 and 2013, the Company had no preferred stock outstanding.
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
In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the year ended December 31, 2014 and 217,155 shares of our common stock having a value of $1.5 million in the year ended December 31, 2013.
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. We repurchased 3,605,142 shares of our common stock during the year ended December 31, 2014 for $22.7 million. There were no repurchases during the year ended December 31, 2013.
Pursuant to exercises of outstanding stock options, we issued 716,780 shares of our common stock having a value of $2.8 million in the year ended December 31, 2014 and 202,159 shares of our common stock having a value of $0.9 million in the year ended December 31, 2013. Stock option exercises during the year ended December 31, 2014 primarily consisted of exercises by former executive officers of the Company.
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
2008 EIP Awards
During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Two million shares of the Company’s common stock initially were reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers. The options granted pursuant to the 2008 EIP generally have seven year terms.
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
An amendment to the 2008 EIP was adopted by the Company's Board of Directors in April 2014 and approved at the Company’s annual meeting of shareholders held on June 24, 2014. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 3,000,000 shares to a total of 10,600,000 shares. Any shares issued in connection with an award against this 3,000,000 share pool will count against the available pool of shares on a one-to-one basis. As of December 31, 2014, there were 2,874,935 shares available for future grants under the 2008 EIP.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options granted under the 2008 EIP generally vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the years ended December 31, 2014, 2013, and 2012:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2014
Director group	51,276	1 year or less	$6.45	$1.89
Employee group (1)	1,480,000	3 years	$6.99	$1.81
Employee inducement (2)	270,000	3 years	$6.64	$1.71

2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	549,875	3 years	$5.75	$2.48
Employee inducement (3)	20,000	3 years	$7.14	$3.81

2012
Director group	56,261	1 year or less	$7.55	$3.89
Director group	8,546	3 years	$7.72	$4.25
Employee group	597,250	3 years	$7.54	$4.12
Employee inducement (4)	45,000	3 years	$8.54	$4.58

(1)
The weighted average exercise price for these options is calculated based on an exercise price of $6.36 for the options that vest on June 27, 2015, $6.99 for the options that vest on June 27, 2016 and $7.63 for the options that vest on June 27, 2017.

(2)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the third quarter of 2014 to two executives in connection with the executives joining the Company.

(3)
The Company granted non-qualified performance-based stock options outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

(4)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the third quarter of 2012 to one employee in connection with their joining the company. These options were forfeited in 2014.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes nonvested stock awards granted during the years ended December 31, 2014, 2013 and 2012:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2014
Director group	51,276	1 year or less	$6.45
Director group	—	3 years	$—
Employee group	120,000	3 years	$6.36
Employee inducement (1)	70,000	3 years	$6.04

2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	599,875	3 years	$5.82
Employee inducement (2)	20,000	3 years	$7.14

2012
Director group	56,261	1 year or less	$7.55
Director group	8,546	3 years	$7.72
Employee group	426,286	3 years	$7.55
Employee inducement (3)	45,000	3 years	$8.54

(1)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the third quarter of 2014 to two executives in connection with the executives joining the Company.

(2)
The Company granted nonvested performance-based stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2013 to one employee in connection with the employee joining the Company.

(3)
The Company granted nonvested stock awards (restricted stock units) outside its existing stock-based compensation plans in the third quarter of 2012 to one employee in connection with the employee joining the company. These restricted stock unit awards were forfeited in 2014.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity as of December 31, 2014, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2013	3,035,420	$6.49	4.12 years	$3,558
Granted	1,801,276	6.92
Exercised	(716,780)	3.94		$1,737
Forfeited	(585,640)	7.55
Expired	(209,173)	13.38
Outstanding at December 31, 2014	3,325,103	$6.66	4.67 years	$711
Exercisable at December 31, 2014	1,210,310	$6.31	3.22 years	$708
The weighted-average grant date fair value of options granted was $1.80 per share in 2014, $2.50 per share in 2013 and $4.13 per share in 2012. The total intrinsic value of options exercised was $1.7 million in 2014, $0.4 million in 2013 and $0.5 million in 2012.
A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2014, and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2013	896,409	$6.47
Granted	241,276	6.29
Vested	(369,032)	6.39
Forfeited	(140,805)	6.68
Nonvested at December 31, 2014	627,848	$6.40
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $6.29 per share in 2014, $5.86 per share in 2013 and $7.64 per share in 2012. The total vest date fair value of stock awards vested during the year was $2.3 million in 2014, $4.6 million in 2013 and $4.9 million in 2012.
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
During the year ended December 31, 2014, an aggregate of 27,546 Performance Units were settled, which resulted in the issuance of 16,526 shares of common stock and cash payments totaling $0.1 million. During the year ended December 31, 2013, an aggregate of 93,664 Performance Units were settled, which resulted in the issuance of 52,912 shares of common stock and cash payments totaling $0.2 million. Since the June 19, 2012 grant date to December 31, 2014, an aggregate of 121,210 Performance Units were settled by three current executive officers and three former executive officers, and 16,524 Performance Units were forfeited by one former executive off

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

icer. Such settlements resulted in the issuance of 69,438 shares of common stock and cash payments totaling $0.3 million. As of December 31, 2014, a total of 16,530 Performance Units were outstanding, of which 6,200 were vested. There was no settlement of Performance Units during 2012. All Performance Units must be settled before April 30, 2016.
We recognized compensation expense of $0.2 million in 2014, $0.5 million in 2013 and less than $0.2 million in 2012 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited and recorded actual forfeitures as incurred.
Stock-based compensation charges aggregated $4.5 million in 2014 and $6.3 million in both 2013 and 2012. We include these charges in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. At December 31, 2014, there was $5.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 2.0 years.
(12) BUSINESS ACQUISITIONS AND DIVESTITURES
We completed several acquisitions and a divestiture in recent years that we describe below. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities in our Adjacent Services segment. We divest assets or businesses that we no longer find strategically aligned with our service offerings.
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
Etesius Limited
In February 2010, the Company’s UK subsidiary acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. We have included the results of operations of Etesius in our Adjacent Services segment results of operations since the acquisition date as we acquired Etesius with the intention of expanding our capabilities in this segment.
The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.
The SPA required deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provided for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we were not obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we recognized these payments as compensation expense as earned. From the acquisition date to December 31, 2014, we paid $1.4 million of deferred payments and variable consideration. This amount consisted of the final $0.7 million of deferred payments paid in February 2014 and $0.2 million of variable consideration paid in August 2014. We currently estimate that we will not pay any additional variable consideration relating to these provisions resulting in no remaining amounts payable relating to this acquisition as of December 31, 2014.
TJG Holdings LLC
In November 2010, we acquired the business and certain assets of TJG Holdings LLC (“TJG”), a privately-held provider of finance and procurement operations improvement services based in Chicago, Illinois. We have included the results of operations of TJG in our Adjacent Services segment results of operations since the acquisition date. We acquired TJG with the intention of expanding our financial advisory services business. We recorded goodwill in connection with this acquisition, representing the value of the assembled workforce, including a management team with deep industry knowledge. This goodwill was deductible for tax purposes until our divestiture of certain assets from this acquisition in October 2014 (see Divestitures below).

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
Business Strategy, Inc.
In December 2011, we acquired Business Strategy, Inc. and substantially all of the assets of an affiliated company (collectively “BSI”), based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of Business Strategy, Inc. in our Recovery Audit Services – Americas segment and the results of operations of the affiliated company in our Adjacent Services segment results of operations since the acquisition date. These amounts aggregated $0.8 million of revenue and $0.1 million of net income in 2011 and $10.9 million of revenue and $1.5 million of net income in 2012. We acquired BSI with the intention of expanding our commercial recovery audit capabilities and to expand the services we offer to our clients.
The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.7 million was due and paid in the first half of 2012 for working capital received in excess of a specified minimum level. We were subject to additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, based on the performance of the acquired businesses over a two-year period from the date of acquisition. We were also subject to additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable as of the acquisition date based on management’s estimate of the fair value of the variable consideration payable. We adjusted the $12.2 million initial estimates of the fair value of the assets and liabilities in 2012, resulting in reductions to goodwill of $0.2 million, and the fair value of the purchase price of $0.2 million, and recorded this change retroactively to 2011. The final goodwill amount of $7.6 million includes $1.5 million that is deductible for income tax purposes.

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
From the acquisition date to December 31, 2014, we paid $6.3 million of the earn-out liability consisting of cash payments of $3.6 million and 404,775 shares of our common stock having a value of $2.7 million. We also recorded accretion and other adjustments of the earn-out liability of $1.4 million, resulting in no remaining earn-out payable as of December 31, 2014.
The following unaudited pro forma condensed financial information presents the combined results of operations of the Company, BSI, CRC, QFS, and NPP as if the acquisitions had occurred as of January 1, 2011. The unaudited pro forma financial information is not indicative of, nor does it purport to project, the future financial position or operating results of the Company. Pro forma adjustments included in these amounts consist primarily of amortization expense associated with the intangible assets recorded in the allocation of the purchase price. The unaudited pro forma financial information excludes acquisition and integration costs and does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition. Unaudited pro forma condensed financial information, excluding divestitures, is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Revenue	$208,503	$210,073
Net income (loss)	$5,913	$4,341
Divestitures
In October 2014, we divested certain assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business. These assets, previously acquired in November 2010 from TJG Holdings LLC, were sold to Salo, LLC, a Minnesota limited liability company. We received an initial cash payment of $1.1 million in connection with the closing of the transaction and recognized a loss on the sale of less than $0.1 million, which we recognized in Other (income) loss in the Consolidated Statements of Operations. We have also received payment for working capital transferred to the buyer. In addition, we may receive up to $0.9 million in earn-out payments based on certain revenue recognized by the buyer in relation to the acquired business during the year following the closing date of the divestiture.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2014 and 2013. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The quarterly results have been updated to conform with classifications adopted in 2014 that are described in Note 1.

	2014 Quarter Ended				2013 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue	$37,901	$41,981	$42,988	$41,322	$45,101	$50,205	$53,403	$46,507
Operating expenses:
Cost of revenue	28,832	29,944	28,681	28,502	31,538	32,522	31,803	30,239
Selling, general and administrative expenses	9,976	11,037	10,492	9,283	10,580	11,629	13,017	13,974
Depreciation of property and equipment	1,682	1,586	1,428	1,520	2,008	2,027	2,034	2,162
Amortization of intangible assets	903	902	895	831	1,276	1,332	1,204	1,185
Impairment charges	—	—	—	—	—	—	—	4,207
Total operating expenses	41,393	43,469	41,496	40,136	45,402	47,510	48,058	51,767
Operating income (loss)	(3,492)	(1,488)	1,492	1,186	(301)	2,695	5,345	(5,260)
Foreign currency transaction (gains) losses on short-term intercompany balances	15	(163)	1,221	930	357	225	(636)	41
Interest expense (income), net	54	(43)	(44)	(44)	(217)	53	75	12
Other (income) loss	—	—	—	57	—	—	—	—
Income (loss) before income taxes	(3,561)	(1,282)	315	243	(441)	2,417	5,906	(5,313)
Income tax expense	113	186	554	2,388	56	586	1,029	1,084
Net income (loss)	(3,674)	(1,468)	(239)	(2,145)	(497)	1,831	4,877	(6,397)

Basic earnings (loss) per common share (1)	$(0.12)	$(0.05)	$(0.01)	$(0.08)	$(0.02)	$0.06	$0.17	$(0.22)

Diluted earnings (loss) per common share (1)	$(0.12)	$(0.05)	$(0.01)	$(0.08)	$(0.02)	$0.06	$0.16	$(0.22)

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
In the fourth quarter of 2014, we recorded a valuation allowance of $2.3 million against the net deferred tax assets of one of our foreign subsidiaries, which increased our income tax expense for the period.
In the fourth quarter of 2013, we recorded impairment charges of $4.2 million related to internally developed software assets.
(14) SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date of issuance of the Company's Audited Consolidated Financial Statements and determined that no subsequent events occurred that would require accrual or additional disclosure.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (2013 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.
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
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 13, 2015 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 13, 2015
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
The Company currently has three shareholder approved stock-based compensation plans under which equity awards have been granted: (1) the Stock Incentive Plan (“SIP”), (2) the 2006 Management Incentive Plan (“2006 MIP”), and (3) the 2008 Equity Incentive Plan (“2008 EIP”). The SIP, as amended, authorized the grant of options or other stock-based awards, with respect to up to 1,237,500 shares of the Company’s common stock to key employees, directors, consultants and advisors. The SIP expired in June 2008.
At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. At Performance Unit settlement dates (which varied), participants were paid in common stock and in cash. Participants received a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. There are shares remaining available for awards under the 2006 MIP.

During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. Pursuant to amendments to the 2008 EIP that were approved by the Company's Board of Directors and the Company's shareholders in 2010, 2012 and 2014, 10,600,000 shares are reserved for issuance under the 2008 EIP pursuant to award grants to key employees, directors and service providers.

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	3,035,103	6.66	2,874,935
Share awards (1)	9,918	—	9,914
Equity compensation plans not approved by security holders (2), (3)	290,000	6.67	—
Total	3,335,021	$6.66	2,884,849

(1)	Amounts presented represent 60% of Performance Unit awards under the Company’s 2006 Management Incentive Plan. Performance Unit awards are required to be settled 60% in common stock and 40% in cash.

(2)
Inducement Option Grant – during the third quarter of 2014, in connection with two executives joining the Company, the Company made inducement grants outside its existing stock-based compensation plans to the executives. The executives received options to purchase 270,000 shares of the common stock of the Company.

(3)
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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 37.
(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	79
(3) Exhibits

Exhibit Number	Description
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

10.7
Third Amendment of Lease, entered into as of January 8, 2014, by and between Galleria 600, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2014).

+10.8	Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.9	Amended HSA-Texas Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2002).

+10.10	Form of Non-employee Director Option Agreement (incorporated by reference to Exhibit 99.1 to the Registrant’s Report on Form 8-K filed on February 11, 2005).

+10.11	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.12	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 22, 2012).

+10.13	Form of Non-Employee Director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 18, 2007).

+10.14	PRGX Global, Inc. 2008 Equity Incentive Plan, as Amended and Restated Effective April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.15	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.16	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.17	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.18	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).

10.19
Amended & Restated Revolving Credit Agreement dated as of December 23, 2014, among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the lenders from time to time party thereto and SunTrust Bank, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 30, 2014).

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

10.26
Fourth Loan Documents Modification Agreement, entered into as of January 17, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 24, 2014).

10.27
Fifth Loan Documents Modification Agreement and Waiver, entered into as of May 8, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2014).

10.28
Sixth Loan Documents Modification Agreement and Waiver, entered into as of August 7, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 7, 2014).

10.29	Seventh Loan Documents Modification Agreement, entered into as of October 23, 2014, by and among the Borrowers, the Guarantors and the Lender.

10.30
Eighth Loan Documents Modification Agreement, entered into as of December 23, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 30, 2014).

+10.31	PRGX Global, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.32	Form of PRGX Global, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.33	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

+10.34	Employment Agreement between the Registrant and Puneet Pamnani dated February 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed on March 15, 2012).

+10.35	Employment Agreement between the Registrant and Tushar Sachdev dated June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2013).

+10.36	Separation Agreement between the Registrant and Romil Bahl dated December 5, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2013).

+10.37	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

+10.38	Employment Agreement between the Registrant and Michael Cochrane dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2014).

+10.39	Separation Agreement between the Registrant and James R. Shand dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2014).

+10.40	Separation Agreement between the Registrant and Robert B. Lee dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 11, 2014).

+10.41	Employment Agreement between the Registrant and Peter Limeri dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 21, 2014).

+10.42	Employment Agreement between the Registrant and Michael W. Reene dated September 11, 2014.

+10.43	Employment Agreement between the Registrant and Catherine Lee dated January 19, 2015.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2014.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2014.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2014.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

+	Designates management contract or compensatory plan or arrangement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2014
Allowance for doubtful accounts receivable	$1,996	253	(6)	$2,243
Allowance for doubtful employee advances and miscellaneous receivables	$402	1,125	(835)	$692
Deferred tax valuation allowance	$48,453	3,549	—	$52,002
2013
Allowance for doubtful accounts receivable	$1,693	303	—	$1,996
Allowance for doubtful employee advances and miscellaneous receivables	$538	1,176	(1,312)	$402
Deferred tax valuation allowance	$48,489	(36)	—	$48,453
2012
Allowance for doubtful accounts receivable	$811	882	—	$1,693
Allowance for doubtful employee advances and miscellaneous receivables	$272	584	(318)	$538
Deferred tax valuation allowance	$51,630	(3,141)	—	$48,489

-----------------------------

(1)	Write-offs net of recoveries.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 13, 2015
Ronald E. Stewart	(Principal Executive Officer)

/s/ PETER LIMERI	Chief Financial Officer and Treasurer	March 13, 2015
Peter Limeri	(Principal Financial Officer)

/s/ BRADLEY T. WHITE	Controller	March 13, 2015
Bradley T. White	(Principal Accounting Officer)

/s/ DAVID A. COLE	Director	March 13, 2015
David A. Cole

/s/ PATRICK G. DILLS	Chairman of the Board	March 13, 2015
Patrick G. Dills

/s/ ARCHELLE GEORGIOU FELDSHON	Director	March 13, 2015
Archelle Georgiou Feldshon

/s/ MYLLE H. MANGUM	Director	March 13, 2015
Mylle H. Mangum

/s/ PHILIP J. MAZZILLI, JR.	Director	March 13, 2015
Philip J. Mazzilli, Jr.

/s/ JOSEPH E. WHITTERS	Director	March 13, 2015
Joseph E. Whitters