Form 10-Q
period 2015-03-31
PRGX GLOBAL, INC.
filed 2015-05-08
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at April 30, 2015 were 25,659,719.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$33,132	$37,901
Operating expenses:
Cost of revenue	23,778	28,832
Selling, general and administrative expenses	8,169	9,976
Depreciation of property and equipment	1,292	1,682
Amortization of intangible assets	746	903
Total operating expenses	33,985	41,393
Operating loss	(853)	(3,492)
Foreign currency transaction (gains) losses on short-term intercompany balances	1,692	15
Interest expense (income), net	(42)	54
Loss before income taxes	(2,503)	(3,561)
Income tax expense	455	113
Net loss	$(2,958)	$(3,674)

Basic earnings (loss) per common share (Note B)	$(0.11)	$(0.12)

Diluted earnings (loss) per common share (Note B)	$(0.11)	$(0.12)
Weighted-average common shares outstanding (Note B):
Basic	26,394	30,159
Diluted	26,394	30,159

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,958)	$(3,674)
Foreign currency translation adjustments	(31)	(70)
Comprehensive loss	$(2,989)	$(3,744)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$23,388	$25,735
Restricted cash	107	53
Receivables:
Contract receivables, less allowances of $2,077 in 2015 and $2,243 in 2014:
Billed	27,646	32,373
Unbilled	1,027	2,809
	28,673	35,182
Employee advances and miscellaneous receivables, less allowances of $626 in 2015 and $692 in 2014	1,854	1,993
Total receivables	30,527	37,175
Prepaid expenses and other current assets	2,842	3,421
Total current assets	56,864	66,384
Property and equipment	56,477	56,174
Less accumulated depreciation and amortization	(44,632)	(43,954)
Property and equipment, net	11,845	12,220
Goodwill	12,994	13,036
Intangible assets, less accumulated amortization of $34,306 in 2015 and $33,973 in 2014	8,651	9,439
Noncurrent portion of unbilled receivables	582	1,196
Other assets	500	507
Total assets	$91,436	$102,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,185	$7,397
Accrued payroll and related expenses	12,782	15,415
Refund liabilities	5,009	5,393
Deferred revenue	2,301	2,173
Other current liabilities	239	—
Total current liabilities	26,516	30,378
Noncurrent refund liabilities	749	857
Other long-term liabilities	568	561
Total liabilities	27,833	31,796
Commitments and contingencies (Note H)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 25,654,992 shares issued and outstanding at March 31, 2015 and 26,762,861 shares issued and outstanding at December 31, 2014	257	268
Additional paid-in capital	585,684	590,067
Accumulated deficit	(523,870)	(520,912)
Accumulated other comprehensive income	1,532	1,563
Total shareholders’ equity	63,603	70,986
Total liabilities and shareholders’ equity	$91,436	$102,782

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,958)	$(3,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,038	2,585
Amortization of deferred loan costs	—	16
Stock-based compensation expense	1,132	1,021
Deferred income taxes	216	(209)
Foreign currency transaction (gains) losses on short-term intercompany balances	1,692	15
Changes in operating assets and liabilities:
Restricted cash	(54)	(69)
Billed receivables	3,688	3,055
Unbilled receivables	2,396	4,177
Prepaid expenses and other current assets	647	706
Other assets	27	1
Accounts payable and accrued expenses	(963)	(3,192)
Accrued payroll and related expenses	(2,148)	(1,453)
Refund liabilities	(492)	(647)
Deferred revenue	170	309
Noncurrent compensation obligations	—	184
Other long-term liabilities	33	87
Net cash provided by operating activities	5,424	2,912
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(1,116)	(844)
Net cash used in investing activities	(1,116)	(844)
Cash flows from financing activities:
Payment of deferred loan costs	—	(80)
Restricted stock repurchased from employees for withholding taxes	(51)	(5)
Proceeds from option exercises	45	2,183
Payments of deferred acquisition consideration	—	(1,978)
Repurchase of common stock	(5,488)	(40)
Net cash (used in) provided by financing activities	(5,494)	80

Effect of exchange rates on cash and cash equivalents	(1,161)	(151)
Net increase (decrease) in cash and cash equivalents	(2,347)	1,997

Cash and cash equivalents at beginning of period	25,735	43,700
Cash and cash equivalents at end of period	$23,388	$45,697

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14	$19
Cash paid during the period for income taxes, net of refunds received	$188	$948

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2014.
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
FASB ASC Update No. 2015-03. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. We are currently evaluating of the impact of ASU 2015-03 on our consolidated financial statements.
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
FASB ASC Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for adoption using either of two methods; retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of application recognized at the date of initial adoption. It is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended March 31,
Basic earnings (loss) per common share:	2015	2014
Numerator:
Net loss	$(2,958)	$(3,674)

Denominator:
Weighted-average common shares outstanding	26,394	30,159

Basic earnings (loss) per common share	$(0.11)	$(0.12)

	Three Months Ended March 31,
Diluted earnings (loss) per common share:	2015	2014
Numerator:
Net loss	$(2,958)	$(3,674)

Denominator:
Weighted-average common shares outstanding	26,394	30,159
Incremental shares from stock-based compensation plans	—	—
Denominator for diluted earnings (loss) per common share	26,394	30,159

Diluted earnings (loss) per common share	$(0.11)	$(0.12)
For the three months ended March 31, 2015, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share antidilutive shares underlying options that totaled 3.3 million shares and antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares. For the three months ended March 31, 2014, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share antidilutive shares underlying options that totaled 2.4 million shares and antidilutive Performance Units related to the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares. As a result of the net loss for the three months ended March 31, 2015 and March 31, 2014, all shares underlying stock options and Performance Units were considered antidilutive. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.5 million and 0.7 million for the three months ended March 31, 2015 and 2014, respectively, and nonvested restricted share units that we consider to be participating securities of 1.4 million and 0.2 million for the three months ended March 31, 2015 and 2014, respectively.
We repurchased 1,129,932 shares of our common stock during the three months ended March 31, 2015 for $5.5 million, and 6,700 shares of our common stock during the three months ended March 31, 2014 for less than $0.1 million.
Pursuant to exercises of outstanding stock options, we issued 12,863 shares of our common stock having a value of less than $0.1 million in the three months ended March 31, 2015 and 563,514 shares of our common stock having a value of $2.2 million in the three months ended March 31, 2014. Stock option exercises during the three-month period ended March 31, 2014 primarily consisted of exercises by a former executive officer of the Company.
In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the three months ended March 31, 2014. There were no shares issued to satisfy business acquisition obligations in the three months ended March 31, 2015.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation
The Company currently has two stock-based compensation plans under which awards are outstanding: (1) the 2006 Management Incentive Plan (“2006 MIP”) and (2) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). We describe the Plans in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014. For all periods presented herein, awards outside the Plans are referred to as inducement awards.
2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no stock option grants during the three months ended March 31, 2014. The following table summarizes stock option grants during the three months ended March 31, 2015:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2015
Director	2,849	1 year or less	$4.07	$0.97
Director	8,546	3 years	$4.07	$1.46
Employee inducements (1)	75,000	3 years	$5.81	$1.45

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.
Nonvested stock awards, including both restricted stock and restricted stock units, granted under the 2008 EIP generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards with time-based vesting criteria vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no nonvested stock awards (restricted stock and restricted stock units) granted during the three months ended March 31, 2014. The following table summarizes nonvested stock awards granted during the three months ended March 31, 2015:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2015
Director	2,849	1 year or less	$4.07
Director	8,546	3 years	$4.07
Employee group (1)	1,325,000	2 years	$4.00
Employee inducements (2)	10,000	3 years	$5.29

(1)	The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers.

(2)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven executive officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the three months ended March 31, 2015, an aggregate of 6,200 Performance Units were settled, which resulted in the issuance of 3,720 shares of common stock and cash payments of less than $0.1 million. There were no Performance Units settled during the three months ended March 31, 2014. Since the June 19, 2012 grant date to March 31, 2015, an aggregate of 127,410 Performance Units were settled by two current executive officers and four former executive officers, and 16,524 Performance Units were forfeited by one former executive officer and currently are available to be granted.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Such settlements resulted in the issuance of 73,158 shares of common stock and cash payments totaling $0.3 million. As of March 31, 2015, a total of 10,330 Performance Units were outstanding, none of which were vested.
Performance-Based Restricted Stock Units
On March 30, 2015, eight executive officers of the Company were granted 1,325,000 performance-based restricted stock units (“PBUs”) under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 50% of the number of PBUs being settled and the payment of cash in an amount equal to 50% of the fair market value of that number of shares of common stock equal to the number of PBUs being settled. The PBUs vest and become payable based on the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2016. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 200% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 200% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
Selling, general and administrative expenses for the three months ended March 31, 2015 and 2014 include $1.1 million and $1.0 million, respectively, related to stock-based compensation charges. At March 31, 2015, there was $14.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 1.8 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.
Note D – Operating Segments and Related Information
We conduct our operations through the following four reportable segments:
Recovery Audit Services – Americas represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in the United States of America (“U.S.”), Canada and Latin America.
Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services (other than Healthcare Claims Recovery Audit services) provided in Europe, Asia and the Pacific region.
Adjacent Services represents data transformation, data analytics and associated advisory services.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2015 and 2014 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended March 31, 2015
Revenue	$22,417	$9,305	$1,263	$147	$—	$33,132

Net loss						$(2,958)
Income tax expense						455
Interest expense (income), net						(42)
EBIT	$4,078	$(442)	$(885)	$(702)	$(4,594)	(2,545)
Depreciation of property and equipment	969	153	157	13	—	1,292
Amortization of intangible assets	441	273	32	—	—	746
EBITDA	5,488	(16)	(696)	(689)	(4,594)	(507)
Foreign currency transaction (gains) losses on short-term intercompany balances	437	1,318	—	—	(63)	1,692
Transformation severance and related expenses	56	65	16	—	9	146
Stock-based compensation	—	—	—	—	1,132	1,132
Adjusted EBITDA	$5,981	$1,367	$(680)	$(689)	$(3,516)	$2,463

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended March 31, 2014
Revenue	$24,798	$9,702	$2,283	$1,118	$—	$37,901

Net loss						$(3,674)
Income tax expense						113
Interest expense (income), net						54
EBIT	$4,084	$101	$(1,574)	$(2,006)	$(4,112)	(3,507)
Depreciation of property and equipment	1,256	146	160	120	—	1,682
Amortization of intangible assets	500	307	96	—	—	903
EBITDA	5,840	554	(1,318)	(1,886)	(4,112)	(922)
Foreign currency transaction (gains) losses on short-term intercompany balances	110	(73)	—	—	(22)	15
Acquisition-related charges (benefits)	—	—	19	—	—	19
Transformation severance and related expenses	8	79	143	155	—	385
Stock-based compensation	—	—	—	—	1,021	1,021
Adjusted EBITDA	$5,958	$560	$(1,156)	$(1,731)	$(3,113)	$518

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
Our cash and cash equivalents included short-term investments of approximately $6.6 million as of March 31, 2015 and $12.2 million as of December 31, 2014, of which approximately $2.9 million and $2.5 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
Note F – Debt
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement (the “2010 Credit Agreement”) with SunTrust Bank (“SunTrust”). Subsequent modifications of the 2010 Credit Agreement were entered into with SunTrust. Most recently, on December 23, 2014, we entered into an amended and restated revolving credit agreement (the “Credit Facility”) with SunTrust. The Credit Facility, and provisions of the 2010 Credit Agreement where applicable, is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company.
The amount available for borrowing under the Credit Facility is $20.0 million, and as of March 31, 2015 we had no outstanding borrowings. With the Credit Facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that would have applied at March 31, 2015 had any borrowings been outstanding was approximately 1.92%. We also must pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the Credit Facility.
The Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the Credit Facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the Credit Facility includes customary events of default. The Company was in compliance with the covenants in its Credit Facility as of March 31, 2015.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We had no debt outstanding as of March 31, 2015 and December 31, 2014. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of March 31, 2015 and December 31, 2014. We determine the estimated fair values of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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
We apply a “more-likely-than-not” recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We refer to GAAP for guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. In accordance with FASB ASC 740, our policy for recording interest and penalties associated with tax positions is to record such items as a component of income before income taxes. A number of years may elapse before a particular tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments also varies by tax jurisdiction.
Note J – Subsequent Events
On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business due to the continued challenges in the Medicare RAC business and our lack of a diversified client base in that segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We conduct our operations through four reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific, Adjacent Services and Healthcare Claims Recovery Audit Services. The Recovery Audit Services - Americas segment represents recovery audit services (other than Healthcare Claims Recovery Audit Services) we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services (other than Healthcare Claims Recovery Audit Services) we provide in Europe, Asia and the Pacific region. The Adjacent Services segment represents data transformation, data analytics and associated advisory services. The Healthcare Claims Recovery Audit Services segment represents recovery audit services that involve the identification of overpayments and underpayments made by healthcare payers to healthcare providers such as hospitals and physicians’ practices and includes services we provide as a subcontractor to three of the four prime contractors in the Medicare Recovery Audit Contractor program (the “Medicare RAC program”) of the Centers for Medicare and Medicaid Services (“CMS”). We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the four reportable segments in Corporate Support.
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
Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services also include the CIPS Sustainability Index, an Internet-based supplier sustainability assessment offered in the UK through our strategic alliance with the Chartered Institute of Purchasing & Supply (“CIPS”). As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ procure-to-pay data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability.
During 2013, auditing under our current Medicare RAC program subcontracts became subject to significant additional restrictions imposed by CMS on all Medicare recovery auditors, including deadlines for requesting medical records from providers and submitting claims and the types of claims that may be audited. These restrictions began to limit our Medicare RAC program revenue in the third quarter of 2013 and had a significant negative impact on our fourth quarter 2013 and annual 2014 Medicare RAC program revenue. For a number of reasons, including the significant uncertainties and financial risks inherent in the Medicare RAC program, we withdrew from the Medicare RAC program rebid process in February 2014. On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business due to the continued challenges in the Medicare RAC business and our lack of a diversified client base in that segment. The Company will likely incur employee termination and other exit costs as a result of this strategic decision.
Non-GAAP Financial Measures
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States, or GAAP. The Company believes these measures provide additional meaningful information in evaluating its performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in the Company’s secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, you should be aware that, as described above, the adjustments may vary from period to period and in the future the Company will incur expenses such as those used in calculating these measures. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We include a reconciliation of net loss to each of EBIT, EBITDA and Adjusted EBITDA and a calculation of Adjusted EBITDA by segment below in “–Adjusted EBITDA”.

Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	71.8	76.1
Selling, general and administrative expenses	24.7	26.3
Depreciation of property and equipment	3.9	4.4
Amortization of intangible assets	2.3	2.4
Total operating expenses	102.7	109.2
Operating loss	(2.7)	(9.2)

Foreign currency transaction (gains) losses on short-term intercompany balances	5.1	0.1
Interest expense (income), net	(0.1)	0.1
Loss before income taxes	(7.7)	(9.4)
Income tax expense	1.4	0.3

Net loss	(9.1)%	(9.7)%
Three Months Ended March 31, 2015 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Recovery Audit Services – Americas	$22,417	$24,798
Recovery Audit Services – Europe/Asia-Pacific	9,305	9,702
Adjacent Services	1,263	2,283
Healthcare Claims Recovery Audit Services	147	1,118
Total	$33,132	$37,901
Total revenue decreased for the three months ended March 31, 2015 by $4.8 million, or 12.6%, compared to the same period in 2014.
Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by $2.4 million, or 9.6%, for the first quarter of 2015 compared to the first quarter of 2014. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar during the period relative to foreign currencies impacted our reported revenue. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the first quarter of 2015 decreased by 6.7% compared to a decrease of 9.6% as reported.
In addition to the impact of the change in FX rates, the year over year net decrease in our Recovery Audit Services – Americas revenue in the three months ended March 31, 2015 was due to a number of factors. Revenue at our existing clients declined 11.9% in the three-month period primarily due to lower contingency fee rates at several clients and a change in position from primary auditor to secondary auditor at a large client. Partially offsetting these declines, revenue increased 2.3% in the three-month period due to new clients.

Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $0.4 million, or 4.1%, for the three months ended March 31, 2015 compared to the same period in 2014. The changes in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region negatively impacted reported revenue for the first quarter compared to the same period in 2014. On a constant dollar basis, adjusted for changes in FX rates, revenue increased by 10.0% during the first three months of 2015 compared to a decrease of 4.1% as reported. The 10.0% net increase on a constant dollar basis for the three-month period included net increases in revenue of 8.6% attributable to existing clients, 0.9% attributable to cyclical clients and 0.5% attributable to new clients.
Adjacent Services revenue decreased by $1.0 million, or 44.7%, for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the sale of our Chicago, Illinois-based consulting practice on October 1, 2014.
Healthcare Claims Recovery Audit Services revenue decreased by $1.0 million, or 86.9%, for the three months ended March 31, 2015 compared to the same period in 2014. The decrease in revenue in the three-month period is primarily due to restrictions imposed on all Medicare RAC program contractors, which negatively impacted our revenue. As disclosed in our Form 10-K for the year ended December 31, 2013, we withdrew from the Medicare RAC program rebid process in February 2014. On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business.
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
COR was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Recovery Audit Services – Americas	$14,971	$16,000
Recovery Audit Services – Europe/Asia-Pacific	6,437	7,417
Adjacent Services	1,759	3,035
Healthcare Claims Recovery Audit Services	611	2,380
Total	$23,778	$28,832
COR as a percentage of revenue for Recovery Audit Services – Americas was 66.8% and 64.5% for the three months ended March 31, 2015 and 2014, respectively. The increase in COR as a percentage of revenue for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to the fixed portion of our costs not decreasing in line with the lower revenue, and increased compensation expense associated with personnel added to deliver contract compliance services.
COR for Recovery Audit Services – Europe/Asia-Pacific decreased $1.0 million for the three months ended March 31, 2015 compared to the same period in 2014 due primarily to the increase in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region between the 2015 and 2014 periods. On a constant dollar basis, adjusted for changes in foreign currency rates, COR for the first quarter of 2015 did not significantly change compared to the first quarter of 2014.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific is generally higher than COR as a percentage of revenue for Recovery Audit Services – Americas primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
COR as a percentage of revenue for Adjacent Services was 139.3% and 132.9% for the three months ended March 31, 2015 and 2014, respectively. COR declined 42.0% in the three months ended March 31, 2015 compared to the same period in 2014 due primarily to the sale of the Chicago, Illinois-based consulting practice on October 1, 2014 as well as reductions in compensation costs for the remaining business as we rationalized and refined our service offerings.

Healthcare Claims Recovery Audit Services COR relates primarily to costs associated with the Medicare RAC program subcontracts. COR decreased $1.8 million for the three-month period ended March 31, 2015 compared to the same period in 2014 due primarily to personnel reductions and reduced direct costs associated with the Medicare RAC program such as costs for medical records and other costs associated with the generation of claims. These reductions were not sufficient to enable us to achieve revenue in excess of COR for our services under the Medicare RAC program, resulting in COR exceeding revenue in the 2015 period.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Recovery Audit Services – Americas	$1,521	$2,848
Recovery Audit Services – Europe/Asia-Pacific	1,566	1,804
Adjacent Services	200	566
Healthcare Claims Recovery Audit Services	225	624
Subtotal for reportable segments	3,512	5,842
Corporate Support	4,657	4,134
Total	$8,169	$9,976
Recovery Audit Services – Americas SG&A decreased by $1.3 million, or 46.6%, for the three months ended March 31, 2015 from the comparable period in 2014 due primarily to lower compensation expense that resulted from our transformation efforts and reductions in bad debt expense.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.2 million, or 13.2%, for the three months ended March 31, 2015 compared to the same period in 2014. This decrease is primarily due to an increase in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region between the 2015 and 2014 periods. On a constant dollar basis, adjusted for changes in foreign currency rates, SG&A for the first quarter of 2015 decreased by less than $0.1 million compared to the first quarter of 2014.
Adjacent Services SG&A decreased $0.4 million, or 64.7%, in the three months ended March 31, 2015 compared to the same period in 2014. This decrease is primarily due to lower compensation, travel and office-related expenses that declined as a result of personnel reductions that were made as we rationalized our service offerings in this segment.
Healthcare Claims Recovery Audit Services SG&A decreased $0.4 million, or 63.9%, in the three months ended March 31, 2015 compared to the same period in 2014. This decrease is primarily due to reductions in overhead charges and occupancy costs that resulted from staff reductions in this segment necessitated by the decline in Healthcare Claims Recovery Audit Services revenue.
Corporate Support SG&A increased $0.5 million, or 12.7%, for the three months ended March 31, 2015 compared to the same period in 2014. This increase is primarily due to increases in equity compensation expenses and costs associated with our information technology infrastructure initiatives.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Recovery Audit Services – Americas	$969	$1,256
Recovery Audit Services – Europe/Asia-Pacific	153	146
Adjacent Services	157	160
Healthcare Claims Recovery Audit Services	13	120
Total	$1,292	$1,682
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Recovery Audit Services – Americas	$441	$500
Recovery Audit Services – Europe/Asia-Pacific	273	307
Adjacent Services	32	96
Total	$746	$903
The decrease in amortization expense for the three months ended March 31, 2015 compared to the same period in 2014 is primarily due to the end of the finite lives of certain intangible assets, no new intangible assets since 2013, and the disposition of intangible assets as a result of the sale of our Chicago, Illinois-based consulting practice on October 1, 2014. We have not recorded any amortization of intangible assets in our Healthcare Claims Recovery Audit Services segment because there have been no business acquisitions in this segment. Unless we complete an acquisition in any of our reportable segments in 2015, we anticipate that amortization expense will continue to decrease in 2015 compared to 2014.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2015 and 2014, we recorded foreign currency transaction losses of $1.7 million and less than $0.1 million, respectively, on short-term intercompany balances.
Net Interest Expense (Income). Net interest income was less than $0.1 million for the three months ended March 31, 2015 and net interest expense was $0.1 million for the three months ended March 31, 2014. Net interest income in the three months ended March 31, 2015 is primarily due to interest from a time deposit that exceeded total interest expense for the period.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2015 and 2014 primarily results from taxes on the income of certain of our foreign subsidiaries.
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
Reconciliations of net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,958)	$(3,674)
Income tax expense	455	113
Interest expense (income), net	(42)	54
EBIT	(2,545)	(3,507)
Depreciation of property and equipment	1,292	1,682
Amortization of intangible assets	746	903
EBITDA	(507)	(922)
Foreign currency transaction (gains) losses on short-term intercompany balances	1,692	15
Acquisition-related charges	—	19
Transformation severance and related expenses	146	385
Stock-based compensation	1,132	1,021
Adjusted EBITDA	$2,463	$518
Transformation severance and related expenses decreased $0.2 million for the three months ended March 31, 2015 compared to the same period in 2014. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation increased $0.1 million, or 10.9%, for the three months ended March 31, 2015 compared to the same period in 2014 due to relatively higher expenses associated with equity awards granted during the 2014 fiscal year.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Recovery Audit Services – Americas	$5,981	$5,958
Recovery Audit Services – Europe/Asia-Pacific	1,367	560
Adjacent Services	(680)	(1,156)
Healthcare Claims Recovery Audit Services	(689)	(1,731)
Subtotal for reportable segments	5,979	3,631
Corporate Support	(3,516)	(3,113)
Total	$2,463	$518
Recovery Audit Services – Americas Adjusted EBITDA did not significantly change for the three months ended March 31, 2015 compared to the same period in 2014. The revenue declines experienced by this segment were offset by reductions in COR and SG&A expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $0.8 million, or 144.1%, for the three months ended March 31, 2015 compared to the same period in 2014. The increase is due to greater reductions in COR and SG&A expenses than revenue.

Adjacent Services Adjusted EBITDA improved $0.5 million for the three months ended March 31, 2015, compared to the same period in 2014. Excluding the impact of the sale of the Chicago-Illinois based consulting practice on October 1, 2014, the improvement in Adjusted EBITDA is primarily due to a decrease in SG&A expenses.
Healthcare Claims Recovery Audit Services Adjusted EBITDA improved $1.0 million, or 60.2%, for the three months ended March 31, 2015 compared to the same period in 2014. This improvement is due to reductions in COR and SG&A expenses that exceeded the reductions in revenue.
Corporate Support Adjusted EBITDA declined by $0.4 million, or 12.9%, for the three months ended March 31, 2015 compared to the same period in 2014. This decrease is due primarily to increased equity compensation and expenses associated with our information technology infrastructure initiatives.
Liquidity and Capital Resources
As of March 31, 2015, we had $23.4 million in cash and cash equivalents and no borrowings outstanding against our $20.0 million revolving credit facility.
Operating Activities. Net cash provided by operating activities was $5.4 million and $2.9 million during the three months ended March 31, 2015 and 2014, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,958)	$(3,674)
Adjustments for certain non-cash items	5,078	3,428
	2,120	(246)
Changes in operating assets and liabilities	3,304	3,158
Net cash provided by operating activities	$5,424	$2,912
The change in net cash provided by operating activities primarily resulted from changes in operating assets and liabilities as well as the relatively lower net loss compared to the 2014 period. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $1.1 million and $0.8 million during the three months ended March 31, 2015 and 2014, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2015. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash used by financing activities was $5.5 million and net cash provided by financing activities was $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in net cash used by financing activities in the three months ended March 31, 2015 compared to same period in 2014 is primarily due to the $5.5 million of common stock repurchased during the first three months of 2015.
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
On January 17, 2014, we entered into an amendment of the SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable, increased our stock repurchase program limits, and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein).
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
As of March 31, 2015, we had no outstanding borrowings under the SunTrust Credit Facility. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at March 31, 2015 had any borrowings been outstanding was approximately 1.92%.
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
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. On October 24, 2014, our Board of Directors authorized a
$20.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to
$40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement of the Company’s current stock repurchase program through March 31, 2015, the Company has repurchased 4.7 million shares, or 15.7%, of its common stock outstanding on the date of the announcement, for an aggregate cost of $28.2 million. For the three months ended March 31, 2015, we repurchased 1.1 million shares under this plan for and aggregate cost of $5.5 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of March 31, 2015, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.

Forward-Looking Statements
Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding: (1) future results of operations or of the Company’s financial condition, (2) the adequacy of the Company’s current working capital and other available sources of funds, (3) the Company's goals and plans for the future, including its strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the expected impact of the Company’s decision to exit the Company's Healthcare Claims Recovery Audit Services business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2015, we recognized $1.7 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by $0.2 million for the three months ended March 31, 2015. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of March 31, 2015, we had no borrowings outstanding against our $20.0 million revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2015:

2015	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 - January 31	340,738	$5.38	331,774	$—
February 1 - February 28	300,540	$5.34	300,540	$—
March 1 - March 31	497,618	$4.22	497,618	$—
	1,138,896	$4.86	1,129,932	11.8

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement through March 31, 2015, the Company repurchased a total of 4,735,074 shares under this program for an aggregate purchase price of $28.2 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Form of PRGX Performance-Based Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on April 1, 2015).

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2015.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2015.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 8, 2015	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 8, 2015	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)