Form 10-Q
period 2015-06-30
PRGX GLOBAL, INC.
filed 2015-08-07
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at August 5, 2015 were 24,115,152.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$37,289	$41,981	$70,421	$79,882
Operating expenses:
Cost of revenue	24,920	29,944	48,698	58,776
Selling, general and administrative expenses	9,387	11,037	17,556	21,013
Depreciation of property and equipment	1,304	1,586	2,596	3,268
Amortization of intangible assets	754	902	1,500	1,805
Total operating expenses	36,365	43,469	70,350	84,862
Operating income (loss)	924	(1,488)	71	(4,980)
Foreign currency transaction (gains) losses on short-term intercompany balances	(416)	(163)	1,276	(148)
Interest expense (income), net	(53)	(43)	(95)	11
Income (loss) before income taxes	1,393	(1,282)	(1,110)	(4,843)
Income tax expense	296	186	751	299
Net income (loss)	$1,097	$(1,468)	$(1,861)	$(5,142)

Basic earnings (loss) per common share (Note B)	$0.04	$(0.05)	$(0.07)	$(0.17)

Diluted earnings (loss) per common share (Note B)	$0.04	$(0.05)	$(0.07)	$(0.17)
Weighted-average common shares outstanding (Note B):
Basic	26,497	29,733	26,446	29,945
Diluted	26,553	29,733	26,446	29,945

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,097	$(1,468)	$(1,861)	$(5,142)
Foreign currency translation adjustments	183	577	152	507
Comprehensive income (loss)	$1,280	$(891)	$(1,709)	$(4,635)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$19,682	$25,735
Restricted cash	162	53
Receivables:
Contract receivables, less allowances of $1,984 in 2015 and $2,243 in 2014:
Billed	26,845	32,373
Unbilled	1,690	2,809
	28,535	35,182
Employee advances and miscellaneous receivables, less allowances of $782 in 2015 and $692 in 2014	1,630	1,993
Total receivables	30,165	37,175
Prepaid expenses and other current assets	4,252	3,421
Total current assets	54,261	66,384
Property and equipment	57,861	56,174
Less accumulated depreciation and amortization	(46,096)	(43,954)
Property and equipment, net	11,765	12,220
Goodwill	13,043	13,036
Intangible assets, less accumulated amortization of $35,560 in 2015 and $33,973 in 2014	7,932	9,439
Noncurrent portion of unbilled receivables	825	1,196
Other assets	561	507
Total assets	$88,387	$102,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,130	$7,397
Accrued payroll and related expenses	11,508	15,415
Refund liabilities	5,080	5,393
Deferred revenue	1,821	2,173
Other current liabilities	282	—
Total current liabilities	25,821	30,378
Noncurrent refund liabilities	726	857
Other long-term liabilities	531	561
Total liabilities	27,078	31,796
Commitments and contingencies (Note H)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 24,615,200 shares issued and outstanding at June 30, 2015 and 26,762,861 shares issued and outstanding at December 31, 2014	246	268
Additional paid-in capital	582,121	590,067
Accumulated deficit	(522,773)	(520,912)
Accumulated other comprehensive income	1,715	1,563
Total shareholders’ equity	61,309	70,986
Total liabilities and shareholders’ equity	$88,387	$102,782

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,861)	$(5,142)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,096	5,073
Amortization of deferred loan costs	—	39
Stock-based compensation expense	3,149	2,004
Deferred income taxes	191	(418)
Foreign currency transaction (gains) losses on short-term intercompany balances	1,276	(148)
Changes in operating assets and liabilities:
Restricted cash	(109)	(137)
Billed receivables	4,903	360
Unbilled receivables	1,490	7,372
Prepaid expenses and other current assets	(513)	248
Other assets	31	(7)
Accounts payable and accrued expenses	(234)	(659)
Accrued payroll and related expenses	(4,133)	(2,243)
Refund liabilities	(444)	(979)
Deferred revenue	(351)	229
Noncurrent compensation obligations	—	184
Other long-term liabilities	(9)	76
Net cash provided by operating activities	7,482	5,852
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(2,197)	(2,333)
Net cash used in investing activities	(2,197)	(2,333)
Cash flows from financing activities:
Payment of deferred loan costs	—	(91)
Restricted stock repurchased from employees for withholding taxes	(280)	(491)
Proceeds from option exercises	45	2,328
Payments of deferred acquisition consideration	—	(1,978)
Repurchase of common stock	(10,340)	(10,998)
Net cash used in financing activities	(10,575)	(11,230)

Effect of exchange rates on cash and cash equivalents	(763)	378
Net decrease in cash and cash equivalents	(6,053)	(7,333)

Cash and cash equivalents at beginning of period	25,735	43,700
Cash and cash equivalents at end of period	$19,682	$36,367

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$14	$48
Cash paid during the period for income taxes, net of refunds received	$449	$1,377

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
FASB ASC Update No. 2015-03. In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”). ASU 2015-03 simplifies presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 with early adoption permitted. The guidance also requires retrospective application to all prior periods presented. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.
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
FASB ASC Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange for those goods or services. ASU 2014-09 allows for adoption using either of two methods; retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of application recognized at the date of initial adoption. It is effective for annual periods beginning after December 15, 2016. Early adoption is not permitted. On July 9, 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09. The FASB expects to issue its final ASU formally amending the effective date by the end of the third quarter of 2015. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings (loss) per common share:	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,097	$(1,468)	$(1,861)	$(5,142)

Denominator:
Weighted-average common shares outstanding	26,497	29,733	26,446	29,945

Basic earnings (loss) per common share	$0.04	$(0.05)	$(0.07)	$(0.17)

	Three Months Ended June 30,		Six Months Ended June 30,
Diluted earnings (loss) per common share:	2015	2014	2015	2014
Numerator:
Net income (loss)	$1,097	$(1,468)	$(1,861)	$(5,142)

Denominator:
Weighted-average common shares outstanding	26,497	29,733	26,446	29,945
Incremental shares from stock-based compensation plans	56	—	—	—
Denominator for diluted earnings (loss) per common share	26,553	29,733	26,446	29,945

Diluted earnings (loss) per common share	$0.04	$(0.05)	$(0.07)	$(0.17)
For the three and six months ended June 30, 2015, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share antidilutive shares underlying options that totaled 3.5 million shares. For the three and six months ended June 30, 2014, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share antidilutive shares underlying options that totaled 3.8 million shares and antidilutive Performance Units related to the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares. As a result of the net loss for the three months ended June 30, 2014 and the six months ended June 30, 2015 and June 30, 2014, all shares underlying stock options and Performance Units were considered antidilutive for such periods. The number of common shares used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.4 million and 0.5 million for the three and six months ended June 30, 2015 and 2014, respectively, and nonvested restricted share units that we consider to be participating securities of 1.4 million and 0.1 million for the three and six months ended June 30, 2015 and 2014, respectively.
We repurchased 1,046,828 shares of our common stock during the three months ended June 30, 2015 for $4.9 million, and 2,176,760 shares of our common stock during the six months ended June 30, 2015 for $10.3 million. We repurchased 1,697,560 shares of our common stock during the three months ended June 30, 2014 for $11.0 million, and 1,704,260 shares of our common stock during the six months ended June 30, 2014 for $11.0 million.
Pursuant to exercises of outstanding stock options, we issued no shares of our common stock in the three months ended June 30, 2015 and 12,863 shares of our common stock having a value of less than $0.1 million in the six months ended June 30, 2015. We issued 41,071 shares of our common stock having a value of less than $0.1 million in the three months ended June 30, 2014 and 604,585 shares of our common stock having a value of $2.3 million in the six months ended June 30, 2014. Stock option exercises during the six-month period ended June 30, 2014 primarily consisted of exercises by a former executive officer of the Company.
In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the six months ended June 30, 2014. There were no shares issued to satisfy business acquisition obligations in the six months ended June 30, 2015.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation
The Company currently has two stock-based compensation plans: (1) the 2006 Management Incentive Plan (“2006 MIP”) and (2) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). We describe the Plans in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2014. For all periods presented herein, awards outside the Plans are referred to as inducement awards.
2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the six months ended June 30, 2015 and 2014:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2015
Director	249,273	1 year or less	$4.49	$2.44
Director	17,092	3 years	$3.99	$1.33
Employee inducements (1)	135,000	3 years	$5.51	$1.42

2014
Director	51,276	1 year or less	$6.45	$1.89
Employee group (2)	1,480,000	3 years	$6.99	$1.81

(1)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first six months of 2015 to three employees in connection with the employees joining the Company.

(2)	The exercise price for these options is $6.36 for the options that vest on June 27, 2015, $6.99 for the options that vest on June 27, 2016 and $7.63 for the options that vest on June 27, 2017.
Nonvested stock awards, including both restricted stock and restricted stock units, granted under the 2008 EIP generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards with time-based vesting criteria vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with performance-based vesting criteria vest in accordance with specific performance criteria associated with the awards. The following table summarizes nonvested stock awards granted during the six months ended June 30, 2015 and 2014:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2015
Director	4,273	1 year or less	$4.02
Director	17,092	3 years	$3.99
Employee group (1)	1,325,000	2 years	$4.00
Employee inducements (2)	10,000	3 years	$5.29

2014
Director group	51,276	1 year or less	$6.45
Employee group	120,000	3 years	$6.36

(1)	The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers.

(2)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2006 MIP Performance Units
On June 19, 2012, seven executive officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units were settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the six months ended June 30, 2015, an aggregate of 16,530 Performance Units were settled, which resulted in the issuance of 9,918 shares of common stock and cash payments of less than $0.1 million. There were 6,198 and 13,222 shares issued during the second quarters of 2015 and 2014, respectively. Since the June 19, 2012 grant date to June 30, 2015, an aggregate of 137,740 Performance Units were settled by two current executive officers and four former executive officers, and 16,524 Performance Units were forfeited by one former executive officer and currently are available to be granted. Such settlements resulted in the issuance of 79,356 shares of common stock and cash payments totaling $0.3 million. As of June 30, 2015, no Performance Units were outstanding.
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
Selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 include $2.0 million and $1.0 million, respectively, related to stock-based compensation charges. Selling, general and administration expenses for the six months ended June 30, 2015 and 2014 include $3.1 million and $2.0 million, respectively, related to stock-based compensation charges. At June 30, 2015, there was $9.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards, which we expect to recognize over a weighted-average period of 1.64 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and six months ended June 30, 2015 and 2014 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended June 30, 2015
Revenue	$25,350	$9,950	$1,695	$294	$—	$37,289

Net income (loss)						$1,097
Income tax expense						296
Interest expense (income), net						(53)
EBIT	$6,505	$1,796	$(1,041)	$(727)	$(5,193)	1,340
Depreciation of property and equipment	979	153	162	10	—	1,304
Amortization of intangible assets	441	280	33	—	—	754
EBITDA	7,925	2,229	(846)	(717)	(5,193)	3,398
Foreign currency transaction (gains) losses on short-term intercompany balances	(179)	(246)	1	—	8	(416)
Transformation severance and related expenses	108	203	14	211	26	562
Stock-based compensation	—	—	—	—	2,017	2,017
Adjusted EBITDA	$7,854	$2,186	$(831)	$(506)	$(3,142)	$5,561

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended June 30, 2014
Revenue	$27,029	$12,382	$2,281	$289	$—	$41,981

Net loss						$(1,468)
Income tax expense						186
Interest expense (income), net						(43)
EBIT	$5,393	$1,359	$(1,768)	$(1,646)	$(4,663)	(1,325)
Depreciation of property and equipment	1,245	149	158	34	—	1,586
Amortization of intangible assets	501	305	96	—	—	902
EBITDA	7,139	1,813	(1,514)	(1,612)	(4,663)	1,163
Foreign currency transaction (gains) losses on short-term intercompany balances	(154)	(40)	—	—	31	(163)
Acquisition-related charges (benefits)	—	—	230	—	—	230
Transformation severance and related expenses	458	483	235	250	128	1,554
Stock-based compensation	—	—	—	—	983	983
Adjusted EBITDA	$7,443	$2,256	$(1,049)	$(1,362)	$(3,521)	$3,767

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Six Months Ended June 30, 2015
Revenue	$47,767	$19,255	$2,958	$441	$—	$70,421

Net loss						$(1,861)
Income tax expense						751
Interest expense (income), net						(95)
EBIT	$10,583	$1,354	$(1,926)	$(1,429)	$(9,787)	(1,205)
Depreciation of property and equipment	1,948	306	319	23	—	2,596
Amortization of intangible assets	882	553	65	—	—	1,500
EBITDA	13,413	2,213	(1,542)	(1,406)	(9,787)	2,891
Foreign currency transaction (gains) losses on short-term intercompany balances	258	1,072	1	—	(55)	1,276
Transformation severance and related expenses	164	268	30	211	35	708
Stock-based compensation	—	—	—	—	3,149	3,149
Adjusted EBITDA	$13,835	$3,553	$(1,511)	$(1,195)	$(6,658)	$8,024

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Six Months Ended June 30, 2014
Revenue	$51,827	$22,084	$4,564	$1,407	$—	$79,882

Net loss						$(5,142)
Income tax expense						299
Interest expense (income), net						11
EBIT	$9,477	$1,460	$(3,342)	$(3,652)	$(8,775)	(4,832)
Depreciation of property and equipment	2,501	295	318	154	—	3,268
Amortization of intangible assets	1,001	612	192	—	—	1,805
EBITDA	12,979	2,367	(2,832)	(3,498)	(8,775)	241
Foreign currency transaction (gains) losses on short-term intercompany balances	(44)	(113)	—	—	9	(148)
Acquisition-related charges (benefits)	—	—	249	—	—	249
Transformation severance and related expenses	466	562	378	405	128	1,939
Stock-based compensation	—	—	—	—	2,004	2,004
Adjusted EBITDA	$13,401	$2,816	$(2,205)	$(3,093)	$(6,634)	$4,285

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
Our cash and cash equivalents included short-term investments of approximately $3.3 million as of June 30, 2015 and $12.2 million as of December 31, 2014, of which approximately $1.7 million and $2.5 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
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
The amount available for borrowing under the Credit Facility is $20.0 million, and as of June 30, 2015 we had no outstanding borrowings. With the Credit Facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that would have applied at June 30, 2015 had any borrowings been outstanding was approximately 1.93%. We also must pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the Credit Facility.
The Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the Credit Facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the Credit Facility includes customary events of default. The Company was in compliance with the covenants in its Credit Facility as of June 30, 2015.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We had no debt outstanding as of June 30, 2015 and December 31, 2014. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of June 30, 2015 and December 31, 2014. We determine the estimated fair values of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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
None.

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
During 2013, auditing under our current Medicare RAC program subcontracts became subject to significant additional restrictions imposed by CMS on all Medicare recovery auditors, including deadlines for requesting medical records from providers and submitting claims and the types of claims that may be audited. These restrictions began to limit our Medicare RAC program revenue in the third quarter of 2013 and had a significant negative impact on our fourth quarter 2013 and annual 2014 Medicare RAC program revenue. For a number of reasons, including the significant uncertainties and financial risks inherent in the Medicare RAC program, we withdrew from the Medicare RAC program rebid process in February 2014. On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business due to the continued challenges in the Medicare RAC business and our lack of a diversified client base in that segment. The Company will likely incur employee termination and other exit costs as a result of this strategic decision. In connection with certain Medicare RAC program overpayment findings under appeal, CMS has proposed to settle with hospitals willing to withdraw such appeals by offering to pay the hospitals 68% of the original inpatient claim paid amount for all eligible claims that they have billed to Medicare. Although we have accrued an estimated liability for our fee repayment obligations under the Medicare RAC program subcontracts, such accrual is based on our historical experience with appeals. As a subcontractor, we are not a party to communications with CMS regarding the settlement; however, we have been in communication with the prime contractors regarding the proposal and its financial impact remains uncertain at this time. Our financial condition and results of operations could be adversely affected if we are required to return Medicare RAC program fees substantially in excess of our accrued liability.

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

Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	66.8	71.3	69.2	73.6
Selling, general and administrative expenses	25.2	26.3	24.9	26.3
Depreciation of property and equipment	3.5	3.8	3.7	4.1
Amortization of intangible assets	2.0	2.2	2.1	2.2
Total operating expenses	97.5	103.6	99.9	106.2
Operating income (loss)	2.5	(3.6)	0.1	(6.2)

Foreign currency transaction (gains) losses on short-term intercompany balances	(1.1)	(0.4)	1.8	(0.2)
Interest expense (income), net	(0.1)	(0.1)	(0.1)	—
Income (loss) before income taxes	3.7	(3.1)	(1.6)	(6.0)
Income tax expense	0.8	0.4	1.1	0.4

Net income (loss)	2.9%	(3.5)%	(2.7)%	(6.4)%
Three and Six Months Ended June 30, 2015 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$25,350	$27,029	$47,767	$51,827
Recovery Audit Services – Europe/Asia-Pacific	9,950	12,382	19,255	22,084
Adjacent Services	1,695	2,281	2,958	4,564
Healthcare Claims Recovery Audit Services	294	289	441	1,407
Total	$37,289	$41,981	$70,421	$79,882
Total revenue decreased for the three months ended June 30, 2015 by $4.7 million, or 11.2%, compared to the same period in 2014. Total revenue decreased for the six months ended June 30, 2015 by $9.5 million, or 11.8%, compared to the same period in 2014.
Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by $1.7 million, or 6.2%, for the second quarter of 2015 compared to the second quarter of 2014. For the six months ended June 30, 2015, revenue decreased by $4.1 million, or 7.8%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar during the period relative to foreign currencies negatively impacted our reported revenue for the reported periods. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the second quarter of 2015 decreased by 3.1% compared to a decrease of 6.2% as reported and decreased by 4.8% during the first six months of 2015 compared to a decrease of 7.8% as reported.
In addition to the impact of the change in FX rates, the year over year net decrease in our Recovery Audit Services – Americas revenue in the three and six months ended June 30, 2015 was due to a number of factors. Revenue at our existing clients declined 6.9% in the three-month period and 8.0% in the six-month period primarily due to lower contingency fee rates at several clients and a change in position from primary auditor to secondary auditor at a large client. Partially offsetting these declines, revenue increased 3.8% and 3.2% in the three and six-month periods, respectively, due to new clients.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $2.4 million, or 19.6%, for the three months ended June 30, 2015 compared to the same period in 2014. For the six months ended June 30, 2015, revenue decreased by $2.8 million, or 12.8%, compared to the same period in the prior year. The changes in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region negatively impacted reported revenue for the second quarter and first six months of 2015 compared to the same periods in 2014. On a constant dollar basis, adjusted for changes in FX rates, revenue decreased by 6.9% for the second quarter of 2015 and increased by 0.1% during the first six months of 2015 compared to the same periods in 2014. The 6.9% net decrease on a constant dollar basis for the three-month period included net decreases in revenue of 7.5% attributable to existing clients and 1.9% attributable to cyclical clients. These decreases were partially offset by a net increase in revenue of 2.8% attributable to new clients. The 0.1% net increase in revenue on a constant dollar basis for the six-month period included a net increase of 3.5% for new clients which was partially offset by decreases in revenue of 2.1% attributable to existing clients and 1.1% attributable to cyclical clients.
Adjacent Services revenue decreased by $0.6 million, or 25.7%, for the three months ended June 30, 2015 and decreased $1.6 million, or 35.2%, for the six months ended June 30, 2015 compared to the same periods in 2014 primarily due to the sale of our Chicago, Illinois-based consulting practice on October 1, 2014.
Healthcare Claims Recovery Audit Services revenue for the three months ended June 30, 2015 was essentially unchanged when compared to the same period in 2014 and decreased $1.0 million for the six months ended June 30, 2015 when compared to the first half of 2014. The decrease in revenue in the six-month period is primarily due to reduced auditing under the Medicare RAC program. On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business.
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
COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$15,162	$17,074	$30,133	$33,074
Recovery Audit Services – Europe/Asia-Pacific	6,607	8,673	13,044	16,090
Adjacent Services	2,342	2,849	4,101	5,884
Healthcare Claims Recovery Audit Services	809	1,348	1,420	3,728
Total	$24,920	$29,944	$48,698	$58,776
COR as a percentage of revenue for Recovery Audit Services – Americas was 59.8% and 63.2% for the three months ended June 30, 2015 and 2014, respectively, and 63.1% and 63.8% for the six months ended June 30, 2015 and 2014, respectively. The decrease in COR as a percentage of revenue for the three and six months ended June 30, 2015 compared to the same periods in 2014 is primarily due to our enhanced focus on operational efficiencies and cost reductions.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 66.4% and 70.0% for the three months ended June 30, 2015 and 2014, respectively, and 67.7% and 72.9% for the six months ended June 30, 2015 and 2014, respectively. The decrease in COR as a percentage of revenue for the three and six months ended June 30, 2015 compared to the same periods in 2014 is primarily due to our operational and cost improvements.
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

COR as a percentage of revenue for Adjacent Services was 138.2% and 124.9% for the three months ended June 30, 2015 and 2014, respectively, and 138.6% and 128.9% for the six months ended June 30, 2015 and 2014, respectively. COR declined 17.8% and 30.3% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 due primarily to the sale of the Chicago, Illinois-based consulting practice on October 1, 2014. Partially offsetting the declines in COR for the three months ended June 30, 2015 compared to the same period in 2014 are increased costs for the use of outside contractors.
Healthcare Claims Recovery Audit Services COR relates primarily to costs associated with the Medicare RAC program subcontracts. COR decreased $0.5 million and $2.3 million for the three and six-month periods ended June 30, 2015, respectively, compared to the same periods in 2014 due primarily to personnel reductions and reduced direct costs associated with the Medicare RAC program such as costs for medical records and other costs associated with the generation of claims. These reductions were not sufficient to enable us to achieve revenue in excess of COR for our services under the Medicare RAC program, resulting in COR exceeding revenue in the 2015 periods.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$2,442	$2,970	$3,963	$5,818
Recovery Audit Services – Europe/Asia-Pacific	1,360	1,936	2,926	3,740
Adjacent Services	198	946	398	1,512
Healthcare Claims Recovery Audit Services	202	553	427	1,177
Subtotal for reportable segments	4,202	6,405	7,714	12,247
Corporate Support	5,186	4,632	9,843	8,766
Total	$9,388	$11,037	$17,557	$21,013
Recovery Audit Services – Americas SG&A decreased by $0.5 million, or 17.8%, for the three months ended June 30, 2015 and decreased by $1.9 million, or 31.9%, for the six months ended June 30, 2015 compared to the same periods in 2014 due primarily to lower compensation expense that resulted from our transformation efforts and reductions in bad debt expense.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.6 million, or 29.8%, in the three months ended June 30, 2015 and decreased $0.8 million, or 21.8%, in the six months ended June 30, 2015 compared to the same periods in 2014. These decreases are primarily due to an increase in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region between the 2015 and 2014 periods. On a constant dollar basis, adjusted for changes in foreign currency rates, SG&A decreased by $0.4 million for the three and six months ended June 30, 2015 compared to the same periods in 2014.
Adjacent Services SG&A decreased $0.7 million, or 79.1%, in the three months ended June 30, 2015 and decreased $1.1 million, or 73.7%, in the six months ended June 30, 2015 compared to the same periods in 2014. These decreases are primarily due to lower compensation, travel and office-related expenses that declined as a result of personnel reductions that were made as we rationalized our service offerings in this segment.
Healthcare Claims Recovery Audit Services SG&A decreased $0.4 million, or 63.5%, in the three months ended June 30, 2015 and decreased $0.8 million, or 63.7%, in the six months ended June 30, 2015 compared to the same periods in 2014. These decreases are primarily due to reductions in overhead charges and occupancy costs that resulted from staff reductions in this segment necessitated by the decline in Healthcare Claims Recovery Audit Services revenue.
Corporate Support SG&A increased $0.6 million, or 12.0%, for the three months ended June 30, 2015 and increased $1.1 million, or 12.3%, for the six months ended June 30, 2015 compared to the same periods in 2014. These increases are primarily due to increases in equity compensation expenses and costs associated with our information technology infrastructure initiatives.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$979	$1,245	$1,948	$2,501
Recovery Audit Services – Europe/Asia-Pacific	153	149	306	295
Adjacent Services	162	158	319	318
Healthcare Claims Recovery Audit Services	10	34	23	154
Total	$1,304	$1,586	$2,596	$3,268
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$441	$501	$882	$1,001
Recovery Audit Services – Europe/Asia-Pacific	280	305	553	612
Adjacent Services	33	96	65	192
Total	$754	$902	$1,500	$1,805
The decreases in amortization expense for the three months ended June 30, 2015 and six months ended June 30, 2015 compared to the same periods in 2014 are primarily due to the end of the finite lives of certain intangible assets, added no new intangible assets since 2013, and the disposition of intangible assets as a result of the sale of our Chicago, Illinois-based consulting practice on October 1, 2014. We have not recorded any amortization of intangible assets in our Healthcare Claims Recovery Audit Services segment because there have been no business acquisitions in this segment. Unless we complete an acquisition in any of our reportable segments in 2015, we anticipate that amortization expense will continue to decrease in 2015 compared to 2014.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended June 30, 2015 and 2014, we recorded foreign currency transaction gains of $0.4 million and $0.2 million, respectively, on short-term intercompany balances. In the six months ended June 30, 2015 we recorded $1.3 million in foreign currency transaction losses compared to $0.1 million in foreign currency gains in the same period in 2014.
Net Interest Expense (Income). Net interest income was less than $0.1 million for the three and six months ended June 30, 2015. We recorded net interest income of less than $0.1 million for the three months ended June 30, 2014 and net interest expense of less than $0.1 million for the six months ended June 30, 2014.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2015 and 2014 primarily resulted from taxes on the income of certain of our foreign subsidiaries.

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
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,097	$(1,468)	$(1,861)	$(5,142)
Income tax expense	296	186	751	299
Interest expense (income), net	(53)	(43)	(95)	11
EBIT	1,340	(1,325)	(1,205)	(4,832)
Depreciation of property and equipment	1,304	1,586	2,596	3,268
Amortization of intangible assets	754	902	1,500	1,805
EBITDA	3,398	1,163	2,891	241
Foreign currency transaction (gains) losses on short-term intercompany balances	(416)	(163)	1,276	(148)
Acquisition-related charges	—	230	—	249
Transformation severance and related expenses	562	1,554	708	1,939
Stock-based compensation	2,017	983	3,149	2,004
Adjusted EBITDA	$5,561	$3,767	$8,024	$4,285
Transformation severance and related expenses decreased $1.0 million for the three months ended June 30, 2015 and $1.2 million for the six months ended June 30, 2015 compared to the same periods in 2014. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation increased $1.0 million, or 105.2%, for the three months ended June 30, 2015 and $1.1 million, or 57.1%, compared to the same periods in 2014 due to higher expenses associated with equity awards granted during the 2015 fiscal year.

We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$7,854	$7,443	$13,835	$13,401
Recovery Audit Services – Europe/Asia-Pacific	2,186	2,256	3,553	2,816
Adjacent Services	(831)	(1,049)	(1,511)	(2,205)
Healthcare Claims Recovery Audit Services	(506)	(1,362)	(1,195)	(3,093)
Subtotal for reportable segments	8,703	7,288	14,682	10,919
Corporate Support	(3,142)	(3,521)	(6,658)	(6,634)
Total	$5,561	$3,767	$8,024	$4,285
Recovery Audit Services – Americas Adjusted EBITDA increased $0.4 million, or 5.5%, in the three months ended June 30, 2015 and $0.4 million, or 3.2%, for the six months ended June 30, 2015 compared to the same periods in 2014 due to improvements in COR and SG&A expenses as a percentage of revenue.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA for the three months ended June 30, 2015 was essentially unchanged compared to the same period in 2014. Adjusted EBITDA increased $0.7 million, or 26.2%, for the six months ended June 30, 2015 compared to the same period in 2014. This increase is due to greater reductions in COR and SG&A expenses than revenue for the six month period.
Adjacent Services Adjusted EBITDA improved $0.2 million for the three months ended June 30, 2015 and $0.7 million for the six months ended June 30, 2015 compared to the same periods in 2014. Excluding the impact of the sale of the Chicago-Illinois based consulting practice on October 1, 2014, the improvement in Adjusted EBITDA for both periods is primarily due to a decrease in SG&A expenses.
Healthcare Claims Recovery Audit Services Adjusted EBITDA improved $0.9 million, or 62.8%, for the three months ended June 30, 2015 and $1.9 million, or 61.4%, for the six months ended June 30, 2015 compared to the same periods in 2014. These improvements are due to reductions in COR and SG&A expenses that exceeded the reductions in revenue.
Corporate Support Adjusted EBITDA improved by $0.4 million, or 10.8%, for the three months ended June 30, 2015 compared to the same period in 2014. This increase in Adjusted EBITDA is due primarily to reduced legal and health insurance costs which were partially offset by increased expenses associated with our information technology infrastructure initiatives. Adjusted EBITDA for the six-month period ended June 30, 2015 was essentially unchanged compared to the same period in 2014.
Liquidity and Capital Resources
As of June 30, 2015, we had $19.7 million in cash and cash equivalents, of which $5.3 million was held in U.S. bank accounts, and no borrowings outstanding against our $20.0 million revolving credit facility.
Operating Activities. Net cash provided by operating activities was $7.5 million and $5.9 million during the six months ended June 30, 2015 and 2014, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Net loss	$(1,861)	$(5,142)
Adjustments for certain non-cash items	8,712	6,550
	6,851	1,408
Changes in operating assets and liabilities	631	4,444
Net cash provided by operating activities	$7,482	$5,852

The change in net cash provided by operating activities resulted primarily from reductions in COR and SG&A expenses in excess of revenue reductions, the net effect of which significantly improved operating income. In addition to the improved operating income, there was also a small improvement in working capital. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $2.2 million and $2.3 million during the six months ended June 30, 2015 and 2014, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2015. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash used by financing activities was $10.6 million for the six months ended June 30, 2015 and $11.2 million for the same period in 2014. The decrease in net cash used by financing activities in the six months ended June 30, 2015 compared to same period in 2014 is primarily due to the payment of deferred acquisition consideration in 2014 and the reduced cost of repurchased common stock in the 2015 period.
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
As of June 30, 2015, we had no outstanding borrowings under the SunTrust credit facility. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at June 30, 2015 had any borrowings been outstanding was approximately 1.93%.
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

Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. On October 24, 2014, our Board of Directors authorized a
$20.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to
$40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement of the Company’s current stock repurchase program through June 30, 2015, the Company has repurchased 5.8 million shares, or 19.2%, of its common stock outstanding on the date of the announcement, for an aggregate cost of $33.0 million, leaving $7.0 million available for future purchases. For the six months ended June 30, 2015, we repurchased 2.1 million shares under this plan for an aggregate cost of $10.3 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
Subsequent to June 30, 2015 through August 5, 2015, we repurchased an additional 1.0 million shares for $4.2 million. The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of June 30, 2015, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended June 30, 2015, we recognized $2.2 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by $0.2 million for the three months ended June 30, 2015. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of June 30, 2015, we had no borrowings outstanding against our $20.0 million revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2015:

2015	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	5,243	$4.24	—	—
May 1 - May 31	1,046,828	$4.63	1,046,828
June 1 - June 30	48,405	$4.29	—	—
	1,100,476	$4.62	1,046,828	$6.9

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement through June 30, 2015, the Company repurchased a total of 5,781,902 shares under this program for an aggregate purchase price of $33.1 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2015.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2015.

101
The following financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 7, 2015	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 7, 2015	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)