Form 10-Q
period 2015-09-30
PRGX GLOBAL, INC.
filed 2015-11-06
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at November 6, 2015 were 22,859,734.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$33,923	$42,988	$104,344	$122,870
Operating expenses:
Cost of revenue	24,387	28,681	73,085	87,457
Selling, general and administrative expenses	8,487	10,492	26,043	31,505
Depreciation of property and equipment	1,262	1,428	3,858	4,696
Amortization of intangible assets	517	895	2,017	2,700
Total operating expenses	34,653	41,496	105,003	126,358
Operating (loss) income	(730)	1,492	(659)	(3,488)
Foreign currency transaction losses on short-term intercompany balances	654	1,221	1,930	1,073
Interest (income), net	(8)	(44)	(103)	(33)
Other loss	1,612	—	1,612	—
(Loss) income before income taxes	(2,988)	315	(4,098)	(4,528)
Income tax expense	421	554	1,172	853
Net loss	$(3,409)	$(239)	$(5,270)	$(5,381)

Basic loss per common share (Note B)	$(0.14)	$(0.01)	$(0.20)	$(0.18)

Diluted loss per common share (Note B)	$(0.14)	$(0.01)	$(0.20)	$(0.18)
Weighted-average common shares outstanding (Note B):
Basic	25,167	27,744	26,015	29,203
Diluted	25,167	27,744	26,015	29,203

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,409)	$(239)	$(5,270)	$(5,381)
Foreign currency translation adjustments	(844)	(619)	(692)	(112)
Comprehensive loss	$(4,253)	$(858)	$(5,962)	$(5,493)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents (Note E)	$15,673	$25,735
Restricted cash	98	53
Receivables:
Contract receivables, less allowances of $1,752 in 2015 and $2,243 in 2014:
Billed	24,255	32,373
Unbilled	1,288	2,809
	25,543	35,182
Employee advances and miscellaneous receivables, less allowances of $834 in 2015 and $692 in 2014	1,781	1,993
Total receivables	27,324	37,175
Prepaid expenses and other current assets	3,141	3,421
Total current assets	46,236	66,384
Property and equipment	58,333	56,174
Less accumulated depreciation and amortization	(46,993)	(43,954)
Property and equipment, net	11,340	12,220
Goodwill	11,589	13,036
Intangible assets, less accumulated amortization of $35,163 in 2015 and $33,973 in 2014	7,131	9,439
Noncurrent portion of unbilled receivables	825	1,196
Other assets	828	507
Total assets	$77,949	$102,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,437	$7,397
Accrued payroll and related expenses	12,103	15,415
Refund liabilities	4,953	5,393
Deferred revenue	1,094	2,173
Other current liabilities	254	—
Total current liabilities	24,841	30,378
Noncurrent refund liabilities	716	857
Other long-term liabilities	1,218	561
Total liabilities	26,775	31,796
Commitments and contingencies (Note H)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,872,100 shares issued and outstanding at September 30, 2015 and 26,762,861 shares issued and outstanding at December 31, 2014	229	268
Additional paid-in capital	576,256	590,067
Accumulated deficit	(526,182)	(520,912)
Accumulated other comprehensive income	871	1,563
Total shareholders’ equity	51,174	70,986
Total liabilities and shareholders’ equity	$77,949	$102,782

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,270)	$(5,381)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,875	7,396
Amortization of deferred loan costs	(100)	67
Stock-based compensation expense	4,530	3,409
Loss/gain on sale of assets/investments	1,561	—
Deferred income taxes	61	(933)
Foreign currency transaction (gains) losses on short-term intercompany balances	1,930	1,073
Changes in operating assets and liabilities:
Restricted cash	(45)	(64)
Billed receivables	6,843	(2,762)
Unbilled receivables	1,815	7,921
Prepaid expenses and other current assets	211	541
Other assets	(40)	15
Accounts payable and accrued expenses	(822)	(2,871)
Accrued payroll and related expenses	(2,861)	(445)
Refund liabilities	(581)	(1,058)
Deferred revenue	(645)	(265)
Noncurrent compensation obligations	—	414
Other long-term liabilities	(99)	73
Net cash provided by operating activities	12,363	7,130
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(3,169)	(3,574)
Net cash used in investing activities	(3,169)	(3,574)
Cash flows from financing activities:
Payment of deferred loan costs	—	(104)
Restricted stock repurchased from employees for withholding taxes	(311)	(568)
Proceeds from option exercises	45	2,790
Payments of deferred acquisition consideration	—	(2,208)
Repurchase of common stock	(17,261)	(20,000)
Net cash used in financing activities	(17,527)	(20,090)

Effect of exchange rates on cash and cash equivalents	(1,729)	(873)
Net decrease in cash and cash equivalents	(10,062)	(17,407)

Cash and cash equivalents at beginning of period	25,735	43,700
Cash and cash equivalents at end of period	$15,673	$26,293

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51	$80
Cash paid during the period for income taxes, net of refunds received	$734	$2,405

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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

    FASB ASC Update No. 2015-15. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputations of Interest (Subtopic 835-30). The amendments in this update clarify the stance by the SEC allowing an entity to defer and present debt issuance costs for a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We are currently evaluating the impact of ASU 2015-15 on our consolidated financial statements.

FASB ASC Update No. 2015-05. In April 2015, the FASB issued Accounting Standards Update 2015-05, Goodwill and Other - Internal - Use Software (Subtopic 350-40). The amendments in this update provide guidance about whether a cloud computing arrangement includes a software license. Specifically the amendment states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for those annual periods beginning after December 15, 2015. We are currently evaluating the impact of ASU 2015-05 on our consolidated financial statements.

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

FASB ASC Update No. 2015-02. In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810). The amendments in this update revise the consolidation model for all entities. Specifically the amendments:

1.	Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities.

2.	Eliminate the presumption that a general partner should consolidate a limited partnership.

3.	Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships.

4.
Provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments in this update are effective for fiscal years beginning after December 15, 2015. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.

FASB ASC Update No. 2015-01. In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates the concept of extraordinary items and their use in financial statements and corresponding disclosure. The amendments in this update are effective for fiscal years beginning after December 15, 2015. We are currently evaluating the impact of ASU 2015-01 on our consolidated financial statements.

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

FASB ASC Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled in exchange for those goods or services. ASU 2014-09 allows for adoption using either of two methods; retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of application recognized at the date of initial adoption. In August 2015, the FASB issued ASU 2015-14 to defer the effective date by one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of ASU 2014-09 on our consolidated financial statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted loss per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic loss per common share:	2015	2014	2015	2014
Numerator:
Net loss	$(3,409)	$(239)	$(5,270)	$(5,381)

Denominator:
Weighted-average common shares outstanding	25,167	27,744	26,015	29,203

Basic loss per common share	$(0.14)	$(0.01)	$(0.20)	$(0.18)

	Three Months Ended September 30,		Nine Months Ended September 30,
Diluted loss per common share:	2015	2014	2015	2014
Numerator:
Net loss	$(3,409)	$(239)	$(5,270)	$(5,381)

Denominator:
Weighted-average common shares outstanding	25,167	27,744	26,015	29,203
Incremental shares from stock-based compensation plans	—	—	—	—
Denominator for diluted loss per common share	25,167	27,744	26,015	29,203

Diluted loss per common share	$(0.14)	$(0.01)	$(0.20)	$(0.18)
For the three and nine months ended September 30, 2015, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share antidilutive shares underlying options that totaled 3.6 million shares. For the three and nine months ended September 30, 2014, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share antidilutive shares underlying options that totaled 3.8 million shares and antidilutive Performance Units related to the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares. As a result of the net loss for the three months ended September 30, 2015 and September 30, 2014 and the nine months ended September 30, 2015 and September 30, 2014, all shares underlying stock options and Performance Units were considered antidilutive for such periods. The number of common shares used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 0.4 million and 0.6 million for the three and nine months ended September 30, 2015 and 2014, respectively, and nonvested restricted share units that we consider to be participating securities of 2.6 million and 0.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.
We repurchased 1,735,277 shares of our common stock during the three months ended September 30, 2015 for $6.9 million, and 3,912,037 shares of our common stock during the nine months ended September 30, 2015 for $17.3 million. We repurchased 1,413,017 shares of our common stock during the three months ended September 30, 2014 for $9.0 million, and 3,117,277 shares of our common stock during the nine months ended September 30, 2014 for $20.0 million.
Pursuant to exercises of outstanding stock options, we issued no shares of our common stock in the three months ended September 30, 2015 and 12,863 shares of our common stock having a value of less than $0.1 million in the nine months ended September 30, 2015. We issued 105,478 shares of our common stock having a value of less than $0.5 million in the three months ended September 30, 2014 and 710,063 shares of our common stock having a value of $2.8 million in the nine months ended September 30, 2014. Stock option exercises during the nine-month period ended September 30, 2014 primarily consisted of exercises by a former executive officer of the Company.
In partial satisfaction of a business acquisition obligation, we issued 187,620 shares of our common stock having a value of $1.3 million in the nine months ended September 30, 2014. There were no shares issued to satisfy business acquisition obligations in the nine months ended September 30, 2015.

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
2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the nine months ended September 30, 2015 and 2014:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2015
Director	249,273	1 year or less	$4.49	$2.44
Director	17,092	3 years	$3.99	$1.33
Employee inducements (1)	135,000	3 years	$5.51	$1.42

2014
Director	51,276	1 year or less	$6.45	$1.89
Employee group (2)	1,480,000	3 years	$6.99	$1.81
Employee inducements (3)	270,000	3 years	$6.64	$1.71

(1)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first nine months of 2015 to three employees in connection with the employees joining the Company.

(2)	The exercise price for these options is $6.36 for the options that vested on June 27, 2015, $6.99 for the options that vest on June 27, 2016 and $7.63 for the options that vest on June 27, 2017.

(3)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the third quarter of 2014 to two executive officers in connection with the employees joining the Company. The weighted average exercise price for these options is calculated based on an exercise price of $6.04 for the options that vested on September 11, 2015, $6.64 for the options that vest on September 11, 2016 and $7.24 for the options that vest on September 11, 2017.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes nonvested stock awards granted during the nine months ended September 30, 2015 and 2014:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2015
Director	4,273	1 year or less	$4.02
Director	17,092	3 years	$3.99
Employee group (1)	2,533,333	2 years	$3.99
Employee inducements (2)	10,000	3 years	$5.29

2014
Director group	51,276	1 year or less	$6.45
Employee group	120,000	3 years	$6.36
Employee inducements (3)	70,000	3 years	$6.04

(1)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers totaling 1,325,000 units. During the third quarter of 2015, the Company issued 1,208,333 units to key employees.

(2)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.

(3)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the third quarter of 2014 to two executive officers in connection with the employees joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven executive officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units were settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the nine months ended September 30, 2015, an aggregate of 16,530 Performance Units were settled, which resulted in the issuance of 9,918 shares of common stock and cash payments of less than $0.1 million. There were no shares issued during the third quarter of 2015 in settlement of Performance Units and 16,526 shares issued during the third quarter of 2014 in settlement of Performance Units. Since the June 19, 2012 grant date to September 30, 2015, an aggregate of 137,740 Performance Units were settled by two current executive officers and four former executive officers, and 16,524 Performance Units were forfeited by one former executive officer and currently are available to be granted. Such settlements resulted in the issuance of 79,356 shares of common stock and cash payments totaling $0.3 million. As of September 30, 2015, no Performance Units were outstanding.
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
On September 28, 2015, certain employees of the Company were granted 1,208,333 PBUs under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 25% of the number of PBUs being settled and the payment of cash in an amount equal to 75% of the fair market value of that number of shares of common stock equal to the number of PBUs being settled. The PBUs vest and become payable based on the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2016. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
Selling, general and administrative expenses for the three months ended September 30, 2015 and 2014 include $1.4 million related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2015 and 2014 include $4.5 million and $3.4 million, respectively, related to stock-based compensation charges. At September 30, 2015, there was $11.2 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards, which we expect to recognize over a weighted-average period of 1.17 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three and nine months ended September 30, 2015 and 2014 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended September 30, 2015
Revenue	$23,981	$8,052	$1,332	$558	$—	$33,923

Net loss						$(3,409)
Income tax expense						421
Interest income, net						(8)
EBIT	$5,255	$365	$(2,373)	$(532)	$(5,711)	$(2,996)
Depreciation of property and equipment	947	148	160	7	—	1,262
Amortization of intangible assets	437	47	33	—	—	517
EBITDA	$6,639	$560	$(2,180)	$(525)	$(5,711)	$(1,217)
Foreign currency transaction (gains) losses on short-term intercompany balances	393	287	(714)	—	688	654
Transformation severance and related expenses	101	—	—	472	272	845
Loss on sale/disposal of assets	—	—	1,612	—	—	1,612
Stock-based compensation	—	—	—	—	1,381	1,381
Adjusted EBITDA	$7,133	$847	$(1,282)	$(53)	$(3,370)	$3,275

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Three Months Ended September 30, 2014
Revenue	$28,550	$10,708	$3,586	$144	$—	$42,988

Net loss						$(239)
Income tax expense						554
Interest income, net						(44)
EBIT	$7,155	$(151)	$(265)	$(1,133)	$(5,335)	$271
Depreciation of property and equipment	1,111	150	145	22	—	1,428
Amortization of intangible assets	500	299	96	—	—	895
EBITDA	$8,766	$298	$(24)	$(1,111)	$(5,335)	$2,594
Foreign currency transaction (gains) losses on short-term intercompany balances	208	1,192	—	—	(179)	1,221
Transformation severance and related expenses	44	7	18	26	318	413
Stock-based compensation	—	—	—	—	1,405	1,405
Adjusted EBITDA	$9,018	$1,497	$(6)	$(1,085)	$(3,791)	$5,633

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Nine Months Ended September 30, 2015
Revenue	$71,748	$27,307	$4,290	$999	$—	$104,344

Net loss						$(5,270)
Income tax expense						1,172
Interest income, net						(103)
EBIT	$15,838	$1,719	$(5,019)	$(1,961)	$(14,778)	$(4,201)
Depreciation of property and equipment	2,895	454	479	30	—	3,858
Amortization of intangible assets	1,319	600	98	—	—	2,017
EBITDA	$20,052	$2,773	$(4,442)	$(1,931)	$(14,778)	$1,674
Foreign currency transaction (gains) losses on short-term intercompany balances	651	1,359	7	—	(87)	1,930
Transformation severance and related expenses	265	268	30	683	308	1,554
Loss on sale/disposal of assets	—	—	1,612	—	—	1,612
Stock-based compensation	—	—	—	—	4,530	4,530
Adjusted EBITDA	$20,968	$4,400	$(2,793)	$(1,248)	$(10,027)	$11,300

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Healthcare Claims Recovery Audit Services	Corporate Support	Total
Nine Months Ended September 30, 2014
Revenue	$80,377	$32,792	$8,150	$1,551	$—	$122,870

Net loss						$(5,381)
Income tax expense						853
Interest income, net						(33)
EBIT	$16,632	$1,309	$(3,607)	$(4,785)	$(14,110)	$(4,561)
Depreciation of property and equipment	3,612	445	463	176	—	4,696
Amortization of intangible assets	1,501	911	288	—	—	2,700
EBITDA	$21,745	$2,665	$(2,856)	$(4,609)	$(14,110)	$2,835
Foreign currency transaction (gains) losses on short-term intercompany balances	164	1,079	—	—	(170)	1,073
Acquisition-related charges	—	—	249	—	—	249
Transformation severance and related expenses	510	569	396	431	446	2,352
Stock-based compensation	—	—	—	—	3,409	3,409
Adjusted EBITDA	$22,419	$4,313	$(2,211)	$(4,178)	$(10,425)	$9,918

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
Our cash and cash equivalents included short-term investments of approximately $3.7 million as of September 30, 2015 and $12.2 million as of December 31, 2014, of which approximately $2.4 million and $2.5 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
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
The amount available for borrowing under the Credit Facility is $20.0 million, and as of September 30, 2015 we had no outstanding borrowings. With the Credit Facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that would have applied at September 30, 2015 had any borrowings been outstanding was approximately 1.95%. We also must pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the Credit Facility.
The Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the Credit Facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the Credit Facility includes customary events of default. The Company was in compliance with the covenants in its Credit Facility as of September 30, 2015.
Note G – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We had no debt outstanding as of September 30, 2015 and December 31, 2014. Should we have debt outstanding in the future, we would consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
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

Note J - Business Acquisitions and Divestitures
We completed several acquisitions and divestitures in recent years (see Note 12 in our Annual Report on Form 10-K for the year ended December 31, 2014). Generally, we acquire businesses that we believe advance our business strategy and we divest assets or businesses that we no longer find strategically aligned with our service offerings.
In August 2015, we divested certain assets from a document service offering purchased as part of the Business Strategy, Inc. acquisition in 2011.
We did not receive any initial cash payments at closing of the transaction and recognized a loss on the sale of $1.6 million, which we recognized in Other loss in the Consolidated Statements of Operations. We may receive a portion of revenue recognized by the buyer for the period from January 1, 2016 to December 31, 2016 that is based on a percentage of revenue from the clients transferred in connection with the disposition. The revenue sharing percentage ranges from 10% to 30% based on the type of solution or service to be performed.
Note K – Subsequent Events
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
During 2013, auditing under our current Medicare RAC program subcontracts became subject to significant additional restrictions imposed by CMS on all Medicare recovery auditors, including deadlines for requesting medical records from providers and submitting claims and the types of claims that may be audited. These restrictions began to limit our Medicare RAC program revenue in the third quarter of 2013 and had a significant negative impact on our fourth quarter 2013 and annual 2014 Medicare RAC program revenue. For a number of reasons, including the significant uncertainties and financial risks inherent in the Medicare RAC program, we withdrew from the Medicare RAC program rebid process in February 2014. On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business due to the continued challenges in the Medicare RAC business and our lack of a diversified client base in that segment. The Company has incurred and will likely continue to incur employee termination and other exit costs as a result of this strategic decision. In connection with certain Medicare RAC program overpayment findings under appeal, CMS has proposed to settle with hospitals willing to withdraw such appeals by offering to pay the hospitals 68% of the original inpatient claim paid amount for all eligible claims that they have billed to Medicare. Although we have accrued an estimated liability for our fee repayment obligations under the Medicare RAC program subcontracts, such accrual is based on our historical experience with appeals. As a subcontractor, we are not a party to communications with CMS regarding the settlement; however, we have been in communication with the prime contractors regarding the proposal and its financial impact remains uncertain at this time. Our financial condition and results of operations could be adversely affected if we are required to return Medicare RAC program fees substantially in excess of our accrued liability.
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

Results of Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	71.9	66.7	70.0	71.2
Selling, general and administrative expenses	25.0	24.4	25.0	25.6
Depreciation of property and equipment	3.7	3.3	3.7	3.8
Amortization of intangible assets	1.5	2.1	1.9	2.2
Total operating expenses	102.1	96.5	100.6	102.8
Operating income (loss)	(2.1)	3.5	(0.6)	(2.8)

Foreign currency transaction losses on short-term intercompany balances	1.9	2.8	1.8	0.9
Interest income, net	—	—	(0.1)	—
Other loss	4.2	—	1.4	—
Income (loss) before income taxes	(8.2)	0.7	(3.7)	(3.7)
Income tax expense	1.2	1.3	1.1	0.7

Net income (loss)	(9.4)%	(0.6)%	(4.8)%	(4.4)%
Three and Nine Months Ended September 30, 2015 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$23,981	$28,550	$71,748	$80,377
Recovery Audit Services – Europe/Asia-Pacific	8,052	10,708	27,307	32,792
Adjacent Services	1,332	3,586	4,290	8,150
Healthcare Claims Recovery Audit Services	558	144	999	1,551
Total	$33,923	$42,988	$104,344	$122,870
Total revenue decreased for the three months ended September 30, 2015 by $9.1 million, or 21.1%, compared to the same period in 2014. Total revenue decreased for the nine months ended September 30, 2015 by $18.5 million, or 15.1%, compared to the same period in 2014.
Below is a discussion of our revenue for our four reportable segments.
Recovery Audit Services – Americas revenue decreased by $4.6 million, or 16.0%, for the third quarter of 2015 compared to the third quarter of 2014. For the nine months ended September 30, 2015, revenue decreased by $8.6 million, or 10.7%, compared to the same period in the prior year. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar during the periods relative to foreign currencies negatively impacted our revenue for the reported periods. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the third quarter of 2015 decreased by 11.5% compared to a decrease of 16.0% as reported and decreased by 7.1% during the first nine months of 2015 compared to a decrease of 10.7% as reported.
In addition to the impact of the change in FX rates, the year over year net decrease in our Recovery Audit Services – Americas revenue in the three and nine months ended September 30, 2015 was due to a number of factors. Revenue at our existing clients declined 8.5% in the three-month period and 8.1% in the nine-month period primarily due to lower contingency fee rates at several clients, delays in claims conversion at key clients and a change in position from primary auditor to secondary auditor at a large client. Additionally, the 2014 third quarter included revenue of approximately $0.9 million from a large contract compliance claim and revenue from a large client who filed bankruptcy in the third quarter of this year, which together combined for approximately $1.4 million of revenue in the prior year. Partially offsetting these declines, revenue increased 4.1% and 3.5% in the three and nine-month periods, respectively, due to new clients.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $2.7 million, or 24.8%, for the three months ended September 30, 2015 compared to the same period in 2014. For the nine months ended September 30, 2015, revenue decreased by $5.5 million, or 16.7%, compared to the same period in the prior year. The changes in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region negatively impacted reported revenue for the third quarter and first nine months of 2015 compared to the same periods in 2014. On a constant dollar basis, adjusted for changes in FX rates, revenue decreased by 15.2% for the third quarter of 2015 and decreased by 4.9% during the first nine months of 2015 compared to the same periods in 2014. The 15.2% net decrease on a constant dollar basis for the three-month period included net decreases in revenue of 13.3% attributable to existing clients and 2.0% attributable to lost clients. The 4.9% net decrease in revenue on a constant dollar basis for the nine-month period included decreases in revenue of 4.6% attributable to lost clients and 1.6% attributable to cyclical clients, which were partially offset by an increase in revenue of 2.0% for new clients.
Adjacent Services revenue decreased by $2.3 million, or 62.9%, for the three months ended September 30, 2015 and decreased $3.9 million, or 47.4%, for the nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to the sale of our Chicago, Illinois-based consulting practice on October 1, 2014 and reduced revenue from delays associated with the transition between phases of a few large engagements.
Healthcare Claims Recovery Audit Services revenue increased $0.4 million for the three months ended September 30, 2015 when compared to the same period in 2014 and decreased $0.6 million for the nine months ended September 30, 2015 when compared to the same period in 2014. On April 28, 2015, the Company announced its decision to exit its Healthcare Claims Recovery Audit Services business.
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
COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$15,139	$17,074	$45,272	$50,148
Recovery Audit Services – Europe/Asia-Pacific	5,883	7,608	18,927	23,698
Adjacent Services	2,485	3,284	6,586	9,168
Healthcare Claims Recovery Audit Services	880	715	2,300	4,443
Total	$24,387	$28,681	$73,085	$87,457
COR as a percentage of revenue for Recovery Audit Services – Americas was 63.1% and 59.8% for the three months ended September 30, 2015 and 2014, respectively, and 63.1% and 62.4% for the nine months ended September 30, 2015 and 2014, respectively. The increase in COR as a percentage of revenue for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to the declines in revenue for the the 2015 periods and our continued investment in our contract compliance service offering.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 73.1% and 71.0% for the three months ended September 30, 2015 and 2014, respectively, and 69.3% and 72.3% for the nine months ended September 30, 2015 and 2014, respectively. The increase in COR as a percentage of revenue for the three months ended September 30, 2015 compared to the same period in 2014 is primarily due to the decline in revenue for the third quarter of 2015.
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
COR as a percentage of revenue for Adjacent Services was 186.6% and 91.6% for the three months ended September 30, 2015 and 2014, respectively, and 153.5% and 112.5% for the nine months ended September 30, 2015 and 2014, respectively. The increase in COR as a percentage of revenue for the three and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to carrying costs associated with the delays in transitioning between phases of a few large engagements while continuing to focus on closing new client sales.
Healthcare Claims Recovery Audit Services COR relates primarily to costs associated with the Medicare RAC program subcontracts. COR increased $0.2 million for the three months ended September 30, 2015 and decreased $2.1 million for the nine months ended September 30, 2015 compared to the same periods in 2014. The decrease for the nine months ended September 30, 2015 was primarily due to personnel reductions and reduced direct costs associated with the Medicare RAC program such as costs for medical records and other costs associated with the generation of claims. These reductions were not sufficient to enable us to achieve revenue in excess of COR for our services under the Medicare RAC program, resulting in COR exceeding revenue in the 2015 periods.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$1,810	$2,502	$5,773	$8,320
Recovery Audit Services – Europe/Asia-Pacific	1,322	1,610	4,248	5,350
Adjacent Services	129	326	527	1,838
Healthcare Claims Recovery Audit Services	203	540	630	1,717
Subtotal for reportable segments	3,464	4,978	11,178	17,225
Corporate Support	5,023	5,514	14,865	14,280
Total	$8,487	$10,492	$26,043	$31,505
Recovery Audit Services – Americas SG&A decreased by $0.7 million, or 27.7%, for the three months ended September 30, 2015 and decreased by $2.5 million, or 30.6%, for the nine months ended September 30, 2015 compared to the same periods in 2014 due primarily to lower compensation expense that resulted from our transformation efforts and reductions in bad debt expense.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.3 million, or 17.9%, in the three months ended September 30, 2015 and decreased $1.1 million, or 20.6%, in the nine months ended September 30, 2015 compared to the same periods in 2014. These decreases are primarily due to an increase in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region between the 2015 and 2014 periods.
Adjacent Services SG&A decreased $0.2 million, or 60.4%, in the three months ended September 30, 2015 and decreased $1.3 million, or 71.3%, in the nine months ended September 30, 2015 compared to the same periods in 2014. These decreases are primarily due to lower compensation, travel and office-related expenses that declined as a result of personnel reductions that were made as we rationalized our service offerings in this segment.
Healthcare Claims Recovery Audit Services SG&A decreased $0.3 million, or 62.4%, in the three months ended September 30, 2015 and decreased $1.1 million, or 63.3%, in the nine months ended September 30, 2015 compared to the same periods in 2014. These decreases are primarily due to reductions in overhead charges and occupancy costs that resulted from staff reductions in this segment necessitated by the decline in Healthcare Claims Recovery Audit Services revenue.

Corporate Support SG&A decreased $0.5 million, or 8.9%, for the three months ended September 30, 2015 and increased $0.6 million, or 4.1%, for the nine months ended September 30, 2015 compared to the same periods in 2014. The decrease for the three-month period is primarily due to a decrease in incentive compensation expenses. The increase for the nine-month period is primarily due to an increase in equity compensation expenses which were partially offset by reductions in legal and accounting costs.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$947	$1,111	$2,895	$3,612
Recovery Audit Services – Europe/Asia-Pacific	148	150	454	445
Adjacent Services	160	145	479	463
Healthcare Claims Recovery Audit Services	7	22	30	176
Total	$1,262	$1,428	$3,858	$4,696
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$437	$500	$1,319	$1,501
Recovery Audit Services – Europe/Asia-Pacific	47	299	600	911
Adjacent Services	33	96	98	288
Total	$517	$895	$2,017	$2,700
The decreases in amortization expense for the three and nine months ended September 30, 2015 compared to the same periods in 2014 are primarily due to the end of the finite lives of certain intangible assets, added no new intangible assets since 2013, the disposition of intangible assets as a result of the sale of our Chicago, Illinois-based consulting practice on October 1, 2014 and the August 2015 disposal of certain non-core assets related to a document service offering purchased as part of the Business Strategy, Inc. acquisition in 2011. We have not recorded any amortization of intangible assets in our Healthcare Claims Recovery Audit Services segment because there have been no business acquisitions in this segment. Unless we complete an acquisition in any of our reportable segments in 2015, we anticipate that amortization expense will continue to decrease in 2015 compared to 2014.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended September 30, 2015 and 2014, we recorded foreign currency transaction losses of $0.7 million and $1.2 million, respectively, on short-term intercompany balances. In the nine months ended September 30, 2015 and 2014 we recorded foreign currency transaction losses of $1.9 million and $1.1 million, respectively, on short-term intercompany balances.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and nine months ended September 30, 2015 and 2014 primarily resulted from taxes on the income of certain of our foreign subsidiaries.

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
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(3,409)	$(239)	$(5,270)	$(5,381)
Income tax expense	421	554	1,172	853
Interest (income), net	(8)	(44)	(103)	(33)
EBIT	$(2,996)	$271	$(4,201)	$(4,561)
Depreciation of property and equipment	1,262	1,428	3,858	4,696
Amortization of intangible assets	517	895	2,017	2,700
EBITDA	$(1,217)	$2,594	$1,674	$2,835
Foreign currency transaction (gains) losses on short-term intercompany balances	654	1,221	1,930	1,073
Acquisition-related charges	—	—	—	249
Transformation severance and related expenses	845	413	1,554	2,352
Loss on sale/disposal of assets	1,612	—	1,612	—
Stock-based compensation	1,381	1,405	4,530	3,409
Adjusted EBITDA	$3,275	$5,633	$11,300	$9,918
Transformation severance and related expenses increased $0.4 million for the three months ended September 30, 2015 and $0.8 million for the nine months ended September 30, 2015 compared to the same periods in 2014. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation was essentially unchanged for the three months ended September 30, 2015 compared to the prior year and increased $1.1 million, or 32.9% for the nine months ended September 30, 2015 compared to the same period in 2014. The year over year increase for the nine-month period is due to higher expenses associated with equity awards granted during the 2015 fiscal year.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Recovery Audit Services – Americas	$7,133	$9,018	$20,968	$22,419
Recovery Audit Services – Europe/Asia-Pacific	847	1,497	4,400	4,313
Adjacent Services	(1,282)	(6)	(2,793)	(2,211)
Healthcare Claims Recovery Audit Services	(53)	(1,085)	(1,248)	(4,178)
Subtotal for reportable segments	6,645	9,424	21,327	20,343
Corporate Support	(3,370)	(3,791)	(10,027)	(10,425)
Total	$3,275	$5,633	$11,300	$9,918
Recovery Audit Services – Americas Adjusted EBITDA decreased $1.9 million, or 20.9%, in the three months ended September 30, 2015 and $1.5 million, or 6.5%, for the nine months ended September 30, 2015 compared to the same periods in 2014 due primarily to reductions in revenue and continuing investments in our contract compliance service offering.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA for the three months ended September 30, 2015 decreased $0.6 million, or 43.4%, compared to the same period in 2014 due mainly to reductions in revenue. Adjusted EBITDA increased $0.1 million, or 2.0%, for the nine months ended September 30, 2015 compared to the same period in 2014.
Adjacent Services Adjusted EBITDA declined $1.3 million for the three months ended September 30, 2015 and $0.6 million for the nine months ended September 30, 2015 compared to the same periods in 2014. Excluding the impact of the sale of the Chicago-Illinois based consulting practice on October 1, 2014, the decline in Adjusted EBITDA for both periods is primarily due to the reduction in Adjacent Services revenue and carrying costs associated with the delays in transitioning between phases of a few large engagements while continuing to focus on closing new client sales.
Healthcare Claims Recovery Audit Services Adjusted EBITDA improved $1.0 million, or 95.1%, for the three months ended September 30, 2015 and $1.9 million, or 45.4%, for the nine months ended September 30, 2015 compared to the same periods in 2014. These improvements are due to reductions in COR and SG&A expenses.
Corporate Support Adjusted EBITDA improved by $0.4 million, or 11.1%, for the three and nine months ended September 30, 2015 compared to the same period in 2014. This increase in Adjusted EBITDA is due primarily to reduced legal and incentive compensation costs. Adjusted EBITDA for the nine-month period ended September 30, 2015 improved $0.3 million, or 3.2% compared to the same period in 2014 due mainly to reduced incentive compensation costs.
Liquidity and Capital Resources
As of September 30, 2015, we had $15.7 million in cash and cash equivalents, of which $5.6 million was held in U.S. bank accounts, and no borrowings outstanding against our $20.0 million revolving credit facility.
Operating Activities. Net cash provided by operating activities was $12.4 million and $7.1 million during the nine months ended September 30, 2015 and 2014, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net loss	$(5,270)	$(5,381)
Adjustments for certain non-cash items	13,857	11,012
	8,587	5,631
Changes in operating assets and liabilities	3,776	1,499
Net cash provided by operating activities	$12,363	$7,130
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

Investing Activities. Net cash used for property and equipment capital expenditures was $3.2 million and $3.6 million during the nine months ended September 30, 2015 and 2014, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2015. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash used by financing activities was $17.5 million for the nine months ended September 30, 2015 and $20.1 million for the same period in 2014. The decrease in net cash used by financing activities in the nine months ended September 30, 2015 compared to same period in 2014 is primarily due to the reduced cost of repurchased common stock in the 2015 period.
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
On December 23, 2014, we entered into an amended and restated SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extends the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.
As of September 30, 2015, we had no outstanding borrowings under the SunTrust credit facility. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at September 30, 2015 had any borrowings been outstanding was approximately 1.95%.
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

Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. On October 24, 2014, our Board of Directors authorized a
$20.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to
$40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement of the Company’s current stock repurchase program through September 30, 2015, the Company has repurchased 7.5 million shares, or 25.0%, of its common stock outstanding on the date of the announcement, for an aggregate cost of approximately $40.0 million. For the nine months ended September 30, 2015, we repurchased 3.9 million shares under this plan for an aggregate cost of $17.3 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares. During October 2015, the Company’s Board of Directors approved a $10 million increase in the program and extended the duration of the program to December 31, 2016.

The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of September 30, 2015, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended September 30, 2015, we recognized $1.6 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by $0.2 million for the three months ended September 30, 2015. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of September 30, 2015, we had no borrowings outstanding against our $20.0 million revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.6 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2015:

2015	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31	500,000	3.92	500,000	—
Aug 1 - Aug 31	713,130	4.14	713,130	—
Sept 1 - Sept 30	529,928	3.85	522,147	—
	1,743,058	$3.99	1,735,277	$—

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company may repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. From the February 2014 announcement through September 30, 2015, the Company repurchased a total of 7,517,179 shares under this program for an aggregate purchase price of approximately $40.0 million. During October 2015, the Company’s Board of Directors approved a $10 million increase in the program and extended the duration of the program to December 31, 2016. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Separation Agreement between the Registrant and Catherine Lee dated September 25, 2015

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2015.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 6, 2015	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 6, 2015	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)