Form 10-K
period 2015-12-31
PRGX GLOBAL, INC.
filed 2016-03-15
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2015, of common shares of the registrant held by non-affiliates of the registrant was approximately $103.3 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $4.39 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)
Common shares of the registrant outstanding at March 6, 2016 were 22,235,310.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2016 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2015

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

•
changes to Medicare and Medicaid recovery audit contractor (“RAC”) programs administered by the Centers for Medicare and Medicaid Services (“CMS”) and other government agencies, and our role in the national Medicare RAC program, the results of operations of which are reported in our discontinued operations;

•	revenue that does not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenue from our core accounts payable recovery audit services;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel and effectively manage our global workforce;

•	our inability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenue;

•	our ability to effectively manage foreign currency fluctuations;

•	the highly competitive environments in which our recovery audit services and Adjacent Services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	our ability to realize operational cost savings and the transformation severance and related expenses we may incur to generate these savings;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with the financial and non-financial covenants in our financing arrangements;

•	our tax positions and other factors that could affect our effective income tax rate or our ability to use our existing deferred tax assets;

•	our ability to operate in compliance with changing data privacy requirements;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of client data or other confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles; or

•	terrorist acts, acts of war and other factors over which we have little or no control.

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

ii

PART I
ITEM 1. Business
PRGX Global, Inc., together with its subsidiaries, is a global leader in recovery audit and spend analytics services based in the United States of America (“U.S.”) and serves clients in more than 30 countries. PRGX Global, Inc. was incorporated in the State of Georgia in 1996. At the heart of our client services portfolio is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes and increasing profitability.
The vast majority of our revenue comes from “recovery audit,” a service based on the mining of a tremendous amount of our clients’ purchasing data, looking for overpayments to their third-party suppliers. PRGX is the world's leading provider of accounts payable recovery audit services principally to large businesses and government agencies with high volumes of transactions and complex pricing arrangements with vendors. We provide services to 75% of the top 20 global retailers and earn the largest portion of our revenue from our retail clients. Recovery audit in the retail industry is a mature service offering and we have been serving a number of our clients for decades. Pricing of merchandise for resale in the retail industry is extremely complex due to the high volume of promotions, allowances and rebates provided by suppliers. The second largest portion of our business is referred to within the recovery audit business as “commercial.” Commercial recovery auditing is the delivery of recovery audit services to industries other than retail, such as automotive and industrial manufacturing, oil and gas, financial services, mining and transportation. Recovery audit in the industries represented within commercial is typically less mature in terms of complexity of vendor pricing, scope of purchase transactions made available for audit and depth of audit programs within individual companies. “Contract compliance” auditing is a specific type of recovery auditing which is more heavily utilized by commercial clients and is expected to be a growing part of our business. This service offering focuses on auditing supplier billings against large and complex service, construction and licensing contracts, and is particularly relevant to oil and gas, mining, technology, media and brand dependent manufacturing companies. As the leader in the recovery audit industry we continue to innovate through technological advances innovations and expanded service offerings, including spend analytics and supplier information management services. These services target client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. These service offerings are increasingly important to our business and are applicable to clients in both retail and commercial industries.
PRGX is unique in that we are a global recovery audit services provider, serving clients in over 30 countries across a multitude of industries. We conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America and is our largest segment in terms of clients served and revenue generated. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region and is responsible for a significant portion of our revenue. Our Adjacent Services offerings are generally provided to clients on a global basis. We report the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. For additional financial information relating to our reporting segments, see Note 2 - Operating Segments and Related Information of our Consolidated Financial Statements included in Item 8 of this Form 10-K.
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") business. PRGX entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect.

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
PRGX, like most companies in the recovery audit services industry, generates the majority of its revenue through contingent fee arrangements, sharing a pre-determined percentage of successful claims or “recoveries” generated from an audit. There are certain recovery audit services or types of audits that are billed as a fixed fee or on a time and materials basis, but the vast majority of our revenue is generated through contingent fee contracts.
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
•Increased Role of Email Documentation in Client Transaction Data. Clients and vendors increasingly document transaction terms in email correspondence that is not integrated into their financial systems and increases opportunities for errors. To efficiently identify these errors, recovery audit firms must use sophisticated technology-based tools that are able to ingest and search through massive volumes of emails to identify potential errors that then are investigated by the auditors. A comprehensive recovery audit requires the effective use of technology-based email search tools and techniques.
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
•Globalization. As the operations of business enterprises become increasingly multi-national, they often seek service providers with a global reach. Sophistication in systems and processes varies markedly across the global network of suppliers which further drives the need for our services. PRGX serves clients in more than 30 countries and we believe we are the recovery audit service provider best suited to deliver multi-national audits.
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
•Technology Platform. The ability to efficiently and cost effectively ingest large volumes of structured and unstructured data is critical to providing best in class recovery audit services. We believe we have developed the most sophisticated and highest performing large data processing infrastructure system in our industry. This system is based on the Hadoop open source technology standard and allows us to effectively process and manage our clients’ data. We are achieving significant acceleration in data processing speeds for both structured and unstructured data sets, which supports our efforts to accelerate audit results and transform our core audit processes.
We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and auditing closer to the time of the payment transaction.
Adjacent Services
Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services also include our global Supplier Information Management ("SIM") services offering, as well as the CIPS Sustainability Index ("CSI") offered in the United Kingdom through our strategic alliance with the Chartered Institute of Purchasing & Supply ("CIPS"). As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, compliance related tools, custom analytics and data transformation services. Taken together, our deep understanding of our clients’ procure-to-pay data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability.
Clients
PRGX provides its services principally to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 34.5% of our revenue in 2015, 32.2% in 2014 and 30.4% in 2013. No client has accounted for 10% or more of our total revenue in the past three years.
Some organizations (primarily large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge, capabilities and focused technologies. In the U.S., Canada, the United Kingdom, France, Mexico, Brazil, and Australia, large retailers routinely engage independent recovery audit firms as a standard business practice. It is typical in the retail industry for large firms to engage a primary audit firm at one contingency fee rate and a secondary firm to audit behind the primary at a higher rate. Our commercial recovery audit clients are typically Fortune 1000 companies with multi-billion dollars of purchase transactions to be audited. These clients range from large multi-national manufacturing and oil and gas companies, to large regional or national financial services institutions to global high tech software organizations. The audit specialty practice of contract compliance is applicable across most of our clients, but is particularly relevant to large "resource" companies (including oil and gas and mining) and industrial manufacturing and brand-dependent service and manufacturing companies.

The PRGX Strategy
PRGX is a global leader in recovery audit and spend analytics services. We provide recovery audit, procure-to-pay performance improvement, spend analytics and risk management services principally to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. We plan to achieve higher profitability and growth through the following strategy:
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

•
Adjacent Services. Our Adjacent Services offerings, including spend analytics and SIM services, target client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives. These services will assist our clients in improving many aspects of their businesses, including working capital, purchasing leverage, product margin, vendor compliance and risk management, vendor master data and diagnostics of direct and indirect spend.

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

•	Further develop and sell our Adjacent Services offerings.

Technology
PRGX uses advanced, proprietary information systems and processes and a large-scale technology infrastructure to conduct its audits of clients’ payment transactions. The ability to efficiently and cost effectively ingest large volumes of structured and unstructured data is critical to providing best in class recovery audit and spend analytics services. We believe we have developed the most sophisticated and highest performing large data processing infrastructure system in the recovery audit industry. This system is based on the Hadoop open source technology standard and allows us to effectively process and manage our clients’ data. We are achieving significant acceleration in data processing speeds for both structured and unstructured data sets, which supports our efforts to accelerate audit results, transform core audit processes and deliver actionable spend analytics insights.
We believe that our proprietary technology and processes serve as important competitive advantages over both our principal competitors and our clients’ in-house internal recovery audit functions. To sustain these competitive advantages, we continually invest in technology initiatives to deliver innovative solutions that improve both the effectiveness and efficiency of our services.
We focus our data acquisition, data processing and data management methodologies on maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing and spend analytics accuracy. At the beginning of a typical recovery audit or spend analytics engagement, we use a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, digital media or paper. For paper-based data, we use a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt of the data, we secure, catalog, back up and convert it into standard, readable formats using third party and proprietary tools.
Our technology professionals clean and map massive volumes of structured and unstructured client data, primarily using high performance database and storage technologies, into standardized layouts at one of our data processing facilities. We also generate statistical reports to verify the completeness and accuracy of the data.
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
Other Accounts Payable Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:

•	Full-service accounts payable recovery audit firms. We believe that only two companies other than PRGX offer a full suite of U.S. and international recovery audit services;

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

•	Firms with specialized skills focused on recovery audit services for discrete sectors such as sales and use tax, telecom, freight or real estate.
Other Providers of Recovery Audit Services. The major international accounting firms provide recovery audit services; however, we believe their practices tend to be primarily focused on tax-related services.
Adjacent Services
Our Adjacent Services business faces competition from regional and local consulting firms; privately and publicly held global and national firms; large, well-known ERP software vendors; procurement-specific software providers and smaller, very specialized analytics providers. These businesses generally compete on the basis of the breadth, quality and cost of the services and products provided to clients. We believe that we differentiate ourselves from our competitors through our in-depth knowledge of our clients’ purchasing processes, systems and data, along with our direct channel to our existing clients.
Hiring, Training and Compensation of Personnel
Many of our auditors and other professionals formerly held finance-related management positions in the industries we serve. Training primarily is provided in the field by our experienced professionals enabling newly hired personnel to develop and refine their skills and improve productivity. We also use various other training materials such as process manuals and documented policies and procedures to supplement the field training provided by our experienced professionals. We periodically upgrade our training programs based on feedback from auditors and changing industry protocols. Many of our professionals participate in one of our incentive compensation plans that link their compensation to the financial performance of their service offering(s).
Proprietary Rights
From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be research and development costs and expense them as incurred. Research and development costs, including the amortization of amounts previously capitalized, were approximately $3.0 million in 2015, $3.1 million in 2014 and $6.0 million in 2013.
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Discover Your Hidden Profits®, SureF!nd®, Four Way Match®, Thrive in the Data™, PRG-Schultz™, imDex™, Profit Discovery™,  GET™; PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, PRGX MailTrax™, PRGX MerchTrax™, and PRGX SpendTrax™.

Regulation
Various aspects of our business, including, without limitation, our data flows and our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in both the U.S. and internationally. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to our discontinued HCRA business. Internationally, we must comply with the European Data Protection Directive that various members of the European Union have implemented, as well as with data protection laws that exist in many of the other countries where we serve clients. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to our reputation or in certain circumstances, criminal penalties.
Employees
As of January 31, 2016, PRGX had approximately 1,460 employees, of whom approximately 550 were in the U.S. The majority of our employees are involved in our recovery audit business.
Website
PRGX makes available free of charge on its website, www.prgx.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. PRGX makes all filings with the Securities and Exchange Commission ("SEC") available on its website no later than the close of business on the date the filing was made. In addition, investors can access our filings with the Securities and Exchange Commission at www.sec.gov.
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
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 34.5% of our annual revenue in 2015, 32.2% in 2014 and 30.4% in 2013. No client has accounted for 10% or more of our total revenue in the past three years. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
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
We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. The issuance of additional debt could increase our leverage substantially. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our common stock. We could face financial risks associated with incurring significant debt. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.
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
We have incurred and will continue to incur significant costs in connection with our discontinued HCRA services business.
As of December 31, 2015, we discontinued the HCRA services business, but will continue to incur significant costs as it winds down. There are complex regulations governing many healthcare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations under the Medicare RAC program. These regulations, the terms of the Company’s contracts and the complexity of Medicare and other healthcare data, systems and processes, generally make it more difficult and costly to exit this portion of our business. Finally, any appeals settlement(s) which require(s) us to repay a significant portion of our historical fees could materially and adversely impact our results of operations and cash flow.

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
Operations outside the U.S. generated 41.8% of our annual revenue in 2015, 45.0% in 2014 and 44.5% in 2013. These international operations are subject to numerous risks, including:

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

•
difficulties in complying with a variety of foreign laws and regulations, such as those relating to data content retention, privacy and employment, as well as U.S. laws affecting operations outside of the United States;

•	business interruptions due to widespread disease, actual or potential terrorist activities, or other catastrophes;

•	reduced or limited protection of our intellectual property rights;

•	longer accounts receivable cycles; and

•	competition with large or state-owned enterprises or regulations that effectively limit our operations and favor local competitors.
Because we expect a significant portion of our revenue to continue to come from operations outside the U.S., and expect to continue transitioning certain of our operations to locations outside the U.S., the occurrence of any of these events could materially and adversely affect our business, financial position, results of operations, and cash flows.
In 2015, our European operations accounted for 21.0% of our consolidated revenue. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A continued decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where approximately 20% of our employees were located on December 31, 2015. While our operations in India have been key to serving clients more efficiently and cost-effectively under our improved service delivery model, India has from time to time experienced instances of civil unrest and hostilities with neighboring countries. Geopolitical conflicts, military activity, terrorist attacks, or other political uncertainties in the future could adversely affect the Indian economy by disrupting communications and making business operations and travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption of our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.
Our business operates in highly competitive environments and is subject to pricing pressure.
The environments in which our business operates are highly competitive, with numerous other recovery audit firms and other service providers. In addition, many of our recovery audit clients have developed their own internal recovery audit capabilities. As a result of competition among the providers of these services and the availability of certain recovery audit services from clients’ internal audit departments, our business is subject to intense rate pressure. Our Adjacent Services business also has numerous competitors varying in size, market strength and specialization, many of whom have established and well-known franchises and brands. Intense price competition faced by all of our service lines could negatively impact our profit margins and have a potential adverse effect on our business, financial position, results of operations, and cash flows.
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
Our failure to comply with applicable governmental privacy laws and regulations in the U.S. and internationally could substantially impact our business, operations, financial position, and cash flows.
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
With respect to trans-border data flows from the European Economic Area, or EEA, we have historically relied on the U.S.-European Union and the U.S.-Swiss Safe Harbor Frameworks, as agreed to by the U.S. Department of Commerce and the European Union (“EU”) and Switzerland, respectively, as a means to legally transfer European personal information from Europe to the United States. However, on October 6, 2015, the European Court of Justice (“ECJ”) invalidated the U.S.-EU Safe Harbor framework and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have begun to undertake efforts to conform transfers of personal information from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. Despite these efforts, we may be unsuccessful in establishing conforming means of transferring such data from the EEA. The legitimacy of these alternate means are subject to differing interpretations among various European jurisdictions and, as such, we may experience hesitancy, reluctance, or refusal by European or multi-national clients to use our services due to the potential risk exposure they may face as a result of the ECJ ruling and the current data protection obligations imposed on them by certain data protection authorities. Furthermore, the ECJ’s decision may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfers for us and our clients. These developments could harm our business, financial condition and results of operations.
Recently, it was announced that negotiators from Europe and the United States reached an agreement on a successor to the Safe Harbor framework that will be referred to as the EU-U.S. Privacy Shield. However, it is likely to be months before all of the details regarding the Privacy Shield program are finalized and a procedure is introduced to allow interested companies to participate in the program. While the details regarding the Privacy Shield program continue to be finalized, we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. Noncompliance or alleged noncompliance with European privacy laws could result in fines and other penalties and could have a negative effect on our existing business and on our ability to attract and retain new customers.
The ownership change that occurred as a result of our 2006 exchange offer limits our ability to use our net operating losses.
We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $91.1 million of U.S. federal net loss carry-forwards available to the Company, $13.8 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows. However, future ownership changes may result in additional limitations and the loss of portions of these carry-forwards and may significantly increase our projected future tax liability.
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
As of December 31, 2015, the Company’s goodwill and other intangible assets totaled $18.5 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. We recorded an impairment charge of $4.2 million in 2013 relating to certain internally developed software assets. Future impairment testing could result in a determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2015, our stock traded as high as $5.77 per share and as low as $3.35 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal executive offices are located in approximately 58,000 square feet of office space in Atlanta, Georgia. We have subleased approximately 3,000 square feet of our principal executive office space to independent third parties. In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease to approximately 58,000 square feet effective January 1, 2015. This space is used by our Recovery Audit Services - Americas and Adjacent Services segments and is the primary location of our Corporate Support personnel. Our various operating units lease numerous other parcels of operating space elsewhere in the U.S. and in the various other countries in which we currently conduct our business.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends. As of March 4, 2016, there were 126 holders of record of our common stock and management believes there were approximately 2,700 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2015 and 2014.

2015 Calendar Quarter	High	Low
1st Quarter	$5.77	$3.84
2nd Quarter	4.99	3.65
3rd Quarter	4.51	3.35
4th Quarter	4.42	3.50

2014 Calendar Quarter	High	Low
1st Quarter	$7.42	$5.82
2nd Quarter	6.90	5.95
3rd Quarter	6.89	5.50
4th Quarter	6.05	3.97
Issuer Purchases of Equity Securities
A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2015 is set forth below.

2015	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 - October 31	12,360	$4.01	12,000	$—
November 1 - November 30	12,400	$3.81	12,400	$—
December 1 - December 31	181,949	$3.93	181,949	$—
	206,709	$3.93	206,349	$9.2

(a)
The shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares purchased as part of the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase in the program, increasing the total repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement of the Company's current stock repurchase program through December 31, 2015, the Company repurchased a total of 7.8 million shares under this program for an aggregate purchase price of $40.8 million. The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company's available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2010 and shows total return on investment for the period beginning December 31, 2010 through December 31, 2015, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return
	12/10	12/11	12/12	12/13	12/14	12/15
PRGX Global, Inc.	100.00	94.00	101.90	106.16	90.36	58.77
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
RDG Technology Composite	100.00	100.56	115.30	152.75	177.73	181.32

ITEM 6. Selected Financial Data
The following table sets forth selected financial data from continuing operations for the Company as of and for each of the five years in the period ended December 31, 2015. The following data reflects the business acquisitions that we have completed through December 31, 2015. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2015 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
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

	Years Ended December 31, (1)
	2015	2014	2013	2012	2011
Statements of Operations Data:	(In thousands, except per share data)
Revenue, net	$138,302	$161,552	$178,268	$190,411	$195,077
Operating expenses:
Cost of revenue	93,169	110,890	112,853	123,157	130,015
Selling, general and administrative expenses	32,284	38,581	46,143	46,601	44,933
Depreciation of property and equipment	5,317	6,025	6,783	5,743	4,546
Amortization of intangible assets	2,458	3,531	4,997	7,224	4,991
Impairment charges	—	—	2,773	—	—
Total operating expenses	133,228	159,027	173,549	182,725	184,485
Operating income from continuing operations	5,074	2,525	4,719	7,686	10,592
Foreign currency transaction (gains) losses on short-term intercompany balances	2,165	2,003	(13)	(377)	417
Interest expense (income), net	(190)	(77)	(77)	966	1,616
Other loss	1,191	57	—	—	—
Income from continuing operations before income taxes	1,908	542	4,809	7,097	8,559
Income tax expense (2)	369	3,241	2,755	1,297	1,292
Net income (loss) from continuing operations	$1,539	$(2,699)	$2,054	$5,800	$7,267
Basic earnings (loss) from continuing operations per common share	$0.06	$(0.09)	$0.07	$0.23	$0.30
Diluted earnings (loss) from continuing operations per common share	$0.06	$(0.09)	$0.07	$0.23	$0.29

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data: (3)	(In thousands)
Cash and cash equivalents	$15,122	$25,735	$43,700	$37,806	$20,337
Working capital	21,641	36,006	50,506	37,445	16,319
Total assets	80,391	102,782	132,829	143,586	126,413
Long-term debt, excluding current installments	—	—	—	3,000	6,000
Total shareholders' equity	$52,415	$70,986	$93,828	$84,652	$59,090

(1)	Data for all years prior to 2015 has been restated in order to reflect only continuing operations.

(2)
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

(3)	Data in this table reflects the balance sheet amounts for both continuing and discontinued operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
PRGX Global, Inc. is a global leader in recovery audit and spend analytics services. We conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services – Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes spend analytics (data transformation and cost harmonization), SIM, and CSI. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support. Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Generally, we earn our recovery audit revenue by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing supplier billings against large and complex services, construction and licensing contracts. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. For some services we provide, such as certain of our services in our Adjacent Services segment, we earn our compensation in the form of a fixed fee, a fee per hour, or a fee per other unit of service.
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
As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ procure-to-pay data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services include our global SIM services offering, as well as CSI.
Discontinued Operations
As of December 31, 2015, the Company discontinued its HCRA business. PRGX entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. The discussions and financial results in Item 7 have been adjusted to reflect the discontinued business.
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

Results of Operations from Continuing Operations
The following table sets forth the percentage of revenue represented by certain items in our Consolidated Statements of Operations from continuing operations for the periods indicated:

	Years Ended December 31,
	2015	2014	2013
Revenue, net	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	67.4	68.6	63.3
Selling, general and administrative expenses	23.3	23.9	25.9
Depreciation of property and equipment	3.8	3.7	3.8
Amortization of intangible assets	1.8	2.2	2.7
Impairment charges	—	(0.1)	1.6
Total operating expenses	96.3	98.3	97.3
Operating income from continuing operations	3.7	1.7	2.7

Foreign currency transaction (gains) losses on short-term intercompany balances	1.6	1.2	—
Interest expense, net	(0.1)	—	—
Income (loss) before income taxes from continuing operations	2.2	0.5	2.7
Income tax expense	0.3	2.0	1.5

Net income (loss) from continuing operations	1.9%	(1.5)%	1.2%

Year Ended December 31, 2015 Compared to Prior Years from Continuing Operations
Revenue. Revenue was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$97,009	$106,533	$118,649
Recovery Audit Services – Europe/Asia-Pacific	36,264	44,319	46,436
Adjacent Services	5,029	10,700	13,183
Total	$138,302	$161,552	$178,268
Total revenue decreased by $23.3 million, or 14.4%, in 2015, and decreased $16.7 million, or 9.4%, in 2014. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased by 8.9% in 2015 and decreased by 10.2% in 2014. We experience changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in both 2015 and 2014. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, 2015 revenue decreased by 5.4% compared to a decrease of 8.9% as reported, and 2014 revenue decreased by 8.6% compared to a decrease of 10.2% as reported.
The changes in our Recovery Audit Services – Americas revenue in 2015 and 2014 were due to a number of factors in addition to changes in FX rates. Revenue increased 5.3% in 2015 and 2.7% in 2014 due to revenue from new clients. Revenue from existing clients decreased 13.8% in 2015 and 12.9% in 2014. The revenue decreases in both 2015 and 2014 were due primarily to lower revenue from a significant retail client that has increased its internal resources and is identifying more claims itself, scope restrictions at another significant client, and lower contingency fee rates at a few clients.
Recovery Audit Services – Europe/Asia-Pacific revenue decreased by 18.2% in 2015 and decreased by 4.6% in 2014. The changes in the strength of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region negatively impacted reported revenue in 2015, but positively impacted reported revenue in 2014. On a constant dollar basis, adjusted for changes in FX rates, 2015 revenue decreased by 7.6% compared to a decrease of 18.2% as reported, and 2014 revenue decreased by 5.3% compared to a decrease of 4.6% as reported. Revenue increased 3.5% in 2015 and 3.5% in 2014 due to new clients. Revenue from existing clients decreased 21.7% in 2015 and decreased 7.9% in 2014. The 2015 revenue decrease is due primarily to lower revenue from various retail clients in Europe as a result of UK grocery specific regulatory enforcement activities resulting in tighter restrictions on the age of transactions being audited and claim deduction policies and practices. Revenue in 2015 was also adversely impacted by scope restrictions and lower contingency fee rates at a few clients. Partially offsetting these declines was an increase in revenue in the Asia-Pacific region. The 2014 revenue decrease is due primarily to lower revenue from various retail clients in Europe as a result of scope restrictions and lower contingency fee rates at a few clients, partially offset by an increase in revenue in the Asia-Pacific region.
In our Adjacent Services segment, during 2015 we were able to dispose of or wind down service offerings which were unprofitable and did not fit our long-term strategy. Adjacent Services revenue decreased by 53.0% in 2015 and decreased by 18.8% in 2014. After eliminating revenue from the Chicago, Illinois-based consulting practice that was sold during the fourth quarter of 2014, the 2015 revenue decreased from 2014 by approximately 20%. This remaining decrease in revenue primarily resulted from a slower than planned ramp up of our spend analytics business during the second half of 2015, partially offset by an increase in our SIM revenue. The decline in revenue from 2013 to 2014 is primarily due to a weak backlog of projects at the beginning of each year as well as our strategic decision to wind-down certain service offerings and refocus on other growth opportunities in this segment that are more closely aligned with the recovery audit business.
Cost of Revenue (“COR”). COR consists principally of commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom, fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational and client service managers for our recovery audit services and our Adjacent Services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant number of the components comprising COR are variable and will increase or decrease with increases or decreases in revenue.
COR was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$60,214	$68,163	$65,977
Recovery Audit Services – Europe/Asia-Pacific	25,424	31,103	34,945
Adjacent Services	7,531	11,624	11,931
Total	$93,169	$110,890	$112,853
COR as a percentage of revenue for Recovery Audit Services – Americas was 62.1% in 2015, 64.0% in 2014 and 55.6% in 2013. We continue to invest in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services – Americas COR each year. The reduction in COR expenses as a percentage of revenue for 2015 compared to 2014 is due to cost reductions implemented in late 2014 and early 2015, the continued focus on strengthening our operational processes, as well as a $0.7 million reduction in transformation expenses when compared to 2014. The increase in COR expenses as a percentage of revenue for 2014 compared to 2013 is due to costs not decreasing in proportion to decreases in revenue, and the cost of personnel we added to extend our service offerings into new areas, such as contract compliance, and to expand into new industry verticals. In addition, there was an increase of $0.8 million in transformation expenses in 2014 compared to 2013. These transformation expenses were generated mainly in the fourth quarter of 2014.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 70.1% in 2015, 70.2% in 2014 and 75.3% in 2013. COR decreased 18.3% in 2015 compared to 2014 and 11.0% in 2014 compared to 2013. The 2015 and 2014 decreases are due mainly to reductions in compensation-related costs that vary with revenue. In addition, our continuing efforts to increase revenue and centralize and standardize the recovery audit processes in this segment enabled us to lower our COR as a percentage of revenue in this segment in 2015 and 2014.
The higher COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific (70.1% for 2015) compared to Recovery Audit Services – Americas (62.1% for 2015) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower average revenue per client than those served by the Recovery Audit Services – Americas segment.

Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. Due to the nature of these costs and the reduced Adjacent Services revenue, COR as a percentage of revenue increased to 149.8% in 2015 from 108.6% in 2014 and 90.5% in 2013.
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
SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$7,685	$10,211	$14,140
Recovery Audit Services – Europe/Asia-Pacific	5,487	6,829	5,884
Adjacent Services	662	2,124	3,312
Subtotal for reportable segments	13,834	19,164	23,336
Corporate Support	18,450	19,417	22,807
Total	$32,284	$38,581	$46,143
Recovery Audit Services – Americas SG&A decreased 24.7% in 2015 compared to 2014 and decreased 27.8% in 2014 compared to 2013. The decrease in 2015 is due primarily to lower personnel costs. The decrease in 2014 is due primarily to lower personnel costs and contingent consideration recorded in 2013 for the Business Strategy, Inc. acquisition that did not reoccur during 2014.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased 19.7% in 2015 compared to 2014 after increasing 16.1% in 2014 compared to 2013. The decrease in 2015 is due mainly to lower transformation and facilities costs. The 2014 increase resulted primarily from increased transformation costs in 2014, the reversal of bad debt provisions in 2013 and fair value adjustments recorded in 2013 to reduce the acquisition-related contingent consideration for a prior year business acquisition.
Adjacent Services SG&A decreased 68.8% in 2015 compared to 2014 and 35.9% in 2014 compared to 2013. The 2015 decrease resulted primarily from reduced transformation and facilities costs. The 2014 decrease resulted primarily from personnel reductions that were made in response to the decline in revenue and the strategic decision to dispose of our Chicago, Illinois-based consulting business during the fourth quarter of 2014.
Corporate Support SG&A includes stock-based compensation charges of $3.9 million in 2015, $4.5 million in 2014 and $6.3 million in 2013. Excluding stock-based compensation charges, Corporate Support SG&A decreased 2.4% in 2015 compared to 2014 and 9.9% in 2014 compared to 2013. The decrease in 2015 compared to 2014 reflects our focus on controlling our expenses. The decrease in 2014 compared to 2013 relates primarily to severance costs recorded in 2013 that were associated with the departure of the Company's former President and CEO.
Depreciation of Property and Equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$4,036	$4,711	$5,617
Recovery Audit Services – Europe/Asia-Pacific	647	592	514
Adjacent Services	634	722	652
Total	$5,317	$6,025	$6,783

Depreciation expense declined in 2015 and 2014 primarily as a result of the impairment charges recorded in the fourth quarter of 2013, which reduced the future depreciation to be recorded.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$1,728	$2,002	$2,792
Recovery Audit Services – Europe/Asia-Pacific	600	1,195	1,508
Adjacent Services	130	334	697
Total	$2,458	$3,531	$4,997
Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Our most recent acquisitions include the SIM services business acquired from Global Edge, LLC and certain affiliated companies (collectively, "Global Edge") in December 2015, Business Strategy, Inc. and substantially all the assets of an affiliated company (collectively, "BSI") in Recovery Audit Services – Americas in December 2011, the associate migrations in Recovery Audit Services – Europe / Asia-Pacific in 2011 and 2012, and Etesius Limited and TJG Holdings LLC in Adjacent Services in 2010. Amortization expense declined in our recovery audit segments in 2015 and 2014 compared to the prior year as we did not complete a material acquisition in these segments in either year. Similarly, Adjacent Services amortization declined in both 2015 and 2014 compared to the prior year as we have not completed a significant acquisition in this segment since 2010. We anticipate that, unless we complete additional significant acquisitions in any of our reportable segments in 2016, amortization expense will continue to decrease in 2016.
Impairment Charges. Impairment charges were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$—	$—	$2,702
Recovery Audit Services – Europe/Asia-Pacific	—	—	—
Adjacent Services	—	—	71
Total	$—	$—	$2,773

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
The U.S. dollar generally strengthened relative to the local currencies of certain of our foreign subsidiaries in 2015 and 2014 resulting in our recording net foreign currency losses on short-term intercompany balances of $2.2 million and $2.0 million respectively. We recorded gains on short-term intercompany balances of less than $0.1 million in 2013.
Net Interest Expense (Income). Net interest income was $0.2 million in 2015 and $0.1 million in each of 2014 and 2013 due to reductions in interest accruals on uncertain tax positions.

Income Tax Expense. Our reported effective tax rates on earnings approximated 19.3% in 2015, 598.0% in 2014, and 57.3% in 2013. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The tax rate for 2015 reflects the impact of recognizing benefit for certain deferred tax assets in Australia. The tax rate for 2014 reflects the impact of the recording of a valuation allowance against certain deferred tax assets in the United Kingdom. The tax rate in 2013 is due to the Company's U.S. operations incurring a loss due in part to the impairment charges noted above, while certain foreign subsidiaries generated greater taxable income in 2013. The effective tax rates noted above exclude discontinued operations in the current and prior years.
Together with the reversal of interest expense accruals described above, the total net reduction to our reserves for uncertain tax positions based on changes in accruals was $0.2 million in 2015, $0.1 million in 2014, and $1.4 million in 2013. These reserves decreased in 2013 by an additional $1.3 million due to payments we made to various taxing authorities. We initially established these reserves based on estimates we made in prior years of the potential liability we may incur should certain domestic and foreign tax jurisdictions perform audits of our books and records and determine that we owe additional taxes, for which they may also assess penalty and interest amounts. We increased the reserves for additional estimated interest in subsequent years to reflect the additional time from when the estimated potential taxes may have been due. In 2013, we adjusted our estimates based primarily on completing voluntary disclosure processes with a number of states. Under these voluntary disclosure agreements, we agreed to file required returns for specified periods, and received waivers of the requirement to file other returns as well as limitations on the taxes and other amounts required to be paid in connection with such filings.
As of the end of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $45.6 million in 2015, $52.0 million in 2014 and $48.5 million in 2013 were appropriate. We recorded an increase in the valuation allowance of $2.3 million in 2014 as a result of placing a valuation allowance against deferred tax assets in the United Kingdom.
As of December 31, 2015, we had approximately $91.1 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2034. As of December 31, 2015, we had approximately $139.2 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2020 and 2034 and are subject to certain limitations. The state loss carry-forwards at December 31, 2015, reflect adjustments for prior period write-downs associated with ownership changes for state purposes.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $91.1 million of U.S. federal loss carry-forwards available to the Company, $13.8 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows.
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

Reconciliations of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net loss	$(3,226)	$(7,526)	$(186)
Income tax expense	369	3,241	2,755
Interest income, net	(190)	(77)	(77)
EBIT	(3,047)	(4,362)	2,492
Depreciation of property and equipment	5,352	6,216	8,231
Amortization of intangible assets	2,458	3,531	4,997
EBITDA	4,763	5,385	15,720
Impairment charges	—	—	4,207
Foreign currency transaction (gains) losses on short-term intercompany balances	2,165	2,003	(13)
Acquisition-related charges	—	249	602
Transformation severance and related expenses	2,299	4,050	2,544
Other loss	1,191	57	—
Stock-based compensation	3,926	4,532	6,294
Adjusted EBITDA	$14,344	$16,276	$29,354
Acquisition-related charges included: acquisition obligations classified as compensation of $0.2 million in both 2014 and 2013; and a fair value adjustment to acquisition-related contingent consideration of $0.4 million in 2013. We made the final payments for the related acquisitions in the third quarter of 2014.
Transformation severance and related expenses decreased $1.8 million or 43.2% in 2015 compared to 2014 due to reduced restructuring activities in 2015. These costs increased $1.5 million, or 59.2%, in 2014 compared to 2013 due to severance and related costs associated with reductions in staff and lease expense across all segments in order to reduce our cost structure.
Stock-based compensation decreased $0.6 million, or 13.4%, in 2015 compared to 2014 and decreased by $1.8 million, or 28.0%, in 2014 compared to 2013. The reduced expenses in 2015 compared to 2014 were due primarily to the completion of the expense recognition period for prior year grants that exceeded the recognized expense for new grants in 2015. The reduced expenses in 2014 compared to 2013 were due primarily to the acceleration of vesting of outstanding awards for certain executives in connection with their separation from the Company in the prior periods as well as the relatively lower fair value of options and stock awards granted as part of the annual equity grant to employees in 2014.
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2015, 2014, and 2013 was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Recovery Audit Services – Americas	$29,431	$29,507	$39,954
Recovery Audit Services – Europe/Asia-Pacific	5,942	7,672	5,842
Adjacent Services	(3,134)	(2,381)	(1,792)
Subtotal for reportable segments	32,239	34,798	44,004
Corporate Support	(14,215)	(14,296)	(15,379)
Total for continuing operations	$18,024	$20,502	$28,625
Recovery Audit Services – Americas Adjusted EBITDA decreased by $0.1 million, or 0.3%, in 2015 compared to 2014 and decreased $10.4 million, or 26.1%, in 2014 compared to 2013. The 2014 decrease resulted from reductions in revenue that exceeded the reductions in COR and SG&A expenses for the year.

Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased by $1.7 million, or 22.5%, in 2015 compared to 2014 and increased $1.8 million, or 31.3%, in 2014 compared to 2013. The decrease in 2015 is due to lower revenue partially offset by lower COR and SG&A expenses. The increase in 2014 is due to reductions in COR and SG&A that exceeded the revenue reductions for the year.
Adjacent Services Adjusted EBITDA declined 31.6% to a loss of $(3.1) million in 2015 compared to 2014, and declined 32.8% to a loss of $(2.4) million in 2014 compared to 2013. These declines are due to revenue in each period declining at a faster rate than COR and SG&A expenses.
Corporate Support Adjusted EBITDA improved by $0.1 million, or 0.6%, in 2015 compared to 2014 and improved by $1.1 million, or 7.0%, in 2014 compared to 2013. The improvement in 2014 is due mainly to a reduction in transformation-related expense.
Liquidity and Capital Resources
As of December 31, 2015, we had $15.1 million in cash and cash equivalents and no borrowings under the revolver portion of our credit facility. As of December 31, 2015, the revolver had $20.0 million of availability for borrowings and the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014 and again in December 2014 as further described in Secured Credit Facility below.
The $15.1 million in cash and cash equivalents includes $4.7 million held in the U.S., $2.8 million held in Canada, and $7.6 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, India, and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Operating Activities. Net cash provided by operating activities was $13.5 million in 2015, $10.0 million in 2014 and $18.4 million in 2013. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(3,226)	$(7,526)	$(186)
Adjustments for certain non-cash items	15,112	16,443	23,909
	11,886	8,917	23,723
Changes in operating assets and liabilities	1,567	1,130	(5,299)
Net cash provided by operating activities	$13,453	$10,047	$18,424
The increase in net cash provided by operating activities in 2015 compared to 2014 is primarily attributable to the improvement in working capital resulting from a decrease of $5.6 million in accounts receivable partially offset by a $3.7 million decrease in accounts payable, accrued payroll and other accrued expenses. The decrease in net cash provided by operating activities in 2014 compared to 2013 is primarily attributable to the decrease in operating income excluding non-cash expenses. Operating income excluding non-cash expenses (depreciation, amortization and impairment charges) was $10.5 million in 2014 compared to 2013 which is mainly attributable to the $31.0 million decrease in revenue partially offset by an $18.6 million decrease in COR and SG&A expenses and $2.0 million of foreign currency losses. This use of cash from operations was partially offset by a $0.4 million reduction in our working capital. Receivables and current asset balances were reduced $2.5 million in 2014 compared to 2013 primarily due to lower revenue and the collection of Medicare RAC program receivables. In addition, our accrued liabilities decreased by approximately $2.9 million in 2014 compared to 2013. The reduced receivable collections in 2014 compared to 2013 were more than offset by smaller reductions in accrued liability balances, particularly compensation related accruals.
We include an itemization of these changes in our Consolidated Statements of Cash Flows included in Part II, Item 8 of this Form 10-K.

No client has accounted for 10% or more of our annual revenue in any of the past three years. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.
Investing Activities. Net cash used for capital expenditures was $4.5 million in 2015, $4.7 million in 2014 and $7.9 million in 2013. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our proprietary audit tools and develop software relating to Adjacent Services.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2016. Should we experience changes in our operating results, we may alter our capital expenditure plans.
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
In December 2011, we acquired BSI, based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. The purchase price included an initial cash payment of $2.8 million and 640,614 shares of our common stock having a value of $3.7 million. An additional payment of approximately $0.7 million was made in the first half of 2012 for working capital received in excess of a specified minimum level. Additional variable consideration of up to $5.5 million, payable via a combination of cash and shares of our common stock, potentially was due based on the performance of the acquired businesses over a two year period from the date of acquisition. We also could have been required to pay additional consideration of up to $8.0 million, payable in cash over a period of two years, based on certain net cash fee receipts from a particular recovery audit claim at a specific client. We recorded an additional $4.9 million payable at the acquisition date based on management’s estimate of the fair value of the variable consideration payable. From the acquisition date to December 31, 2014, we paid $6.3 million of the earn-out liability consisting of cash payments of $3.6 million and 404,775 shares of our common stock having a value of $2.7 million. We also recorded accretion and other adjustments of the earn-out liability of $1.4 million. There was no remaining earn-out payable as of December 31, 2014.
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
In December 2015, we acquired the SIM business from Global Edge for a purchase price valued at $0.7 million. The Global Edge SIM platform includes vendor master file cleanse, regulatory and sanction checks, supplier onboarding, vendor authentication and risk management services. By leveraging the Global Edge platform, we expect to provide greater value to companies who are increasingly challenged to manage supplier information and compliance risks. The purchase price included an initial cash payment of $0.5 million and additional variable cash consideration based on the performance of the acquired businesses over a two year period from the date of acquisition valued at $0.2 million.
We did not complete a business acquisition in the years ended December 31, 2014 and 2013.
In October 2014, we divested certain assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business. These assets, related to the assets previously acquired in November 2010 from TJG Holdings LLC, were sold to Salo, LLC, a Minnesota limited liability company. We received an initial cash payment of $1.1 million in connection with the closing of the transaction and recognized a loss on the sale of less than $0.1 million, which we recognized in Other loss in the Consolidated Statements of Operations. We have also received payment for working capital transferred to the buyer. In addition, we received $0.7 million in earn-out payments based on certain revenue recognized by the buyer in relation to the acquired business during the year following the closing date of the divestiture.
In August 2015, we divested certain assets from a document service offering purchased as part of the BSI acquisition in 2011.We did not receive any initial cash payments at closing of the transaction and recognized a non-cash loss on the sale of $1.6 million, which we recognized in Other loss in the Consolidated Statements of Operations. We may receive certain earn-out consideration based on a percentage of 2016 revenue recognized by the buyer from the clients transferred in connection with the disposition. The revenue sharing percentage ranges from 10% to 30% based on the type of solution or service delivered.
Financing Activities. Net cash used in financing activities was $18.4 million in 2015, $22.7 million in 2014 and $4.6 million in 2013. The net cash used in financing activities in 2015 and 2014 included $18.1 million and $22.7 million, respectively, for the repurchase of common stock (see Stock Repurchase Program below). We made a mandatory payment of $3.0 million on our term loan in 2013 and an additional final payment of $3.0 million in December 2013 that was not due until January 2014. The net cash used in financing activities in 2013 included $4.1 million of net proceeds we received from the exercise of the overallotment option for an additional 685,375 shares by the underwriters of our December 2012 public offering (see Common Stock Offering below).
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Borrowing availability under the SunTrust revolver at December 31, 2015 was $20.0 million. We had no borrowings outstanding under the SunTrust revolver as of December 31, 2015. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
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
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate is determined as of the first business day of each calendar month. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at December 31, 2015 had any borrowings been outstanding was approximately 1.99%. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extends the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of December 31, 2015, we had no outstanding borrowings under the SunTrust credit facility. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2015.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Common Stock Offering
On December 11, 2012, we closed our public offering of 6,249,234 shares of our common stock, which consisted of 2,500,000 shares sold by us and 3,749,234 shares sold by certain selling shareholders, at a price to the public of $6.39 per share. The net proceeds to us from the public offering, after deducting underwriting discounts and commissions and offering expenses, were $14.7 million. The net proceeds from the public offering were used for working capital and general corporate purposes. We did not receive any proceeds from the sale of shares by the selling shareholders. In addition, the underwriters elected to exercise an overallotment option for an additional 687,385 shares, and we completed the sale of these additional shares on January 8, 2013. The net proceeds to us from the exercise of the overallotment option, after deducting underwriting discounts and commission and offering expenses, were $4.1 million.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of common stock that we could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. We repurchased 4,118,386 shares of our common stock during the year ended December 31, 2015 for $18.1 million. From the February 2014 announcement of the Company’s current stock repurchase program through December 31, 2015, the Company has repurchased 7.8 million shares, or 25.8%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $40.9 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Contractual Obligations and Other Commitments
As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2015 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Interest and commitment fee on Secured Credit Facility (1)	$99	$50	$49	$—	$—
Operating lease obligations	14,630	3,883	5,190	3,903	1,654
Payments to Messrs. Cook and Toma (2)	701	62	130	138	371
Severance	1,645	1,645	—	—	—
Total	$17,075	$5,640	$5,369	$4,041	$2,025

(1)
Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2015 and assuming no borrowings on the revolver. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Secured Credit Facility.

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
All Performance Units were settled prior to December 31, 2015. We recognized compensation expense of less than $0.1 million in 2015, and $0.2 million in 2014 and $0.5 million in 2013 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited and recorded actual forfeitures as incurred.
Cash payments relating to MIP awards were less than $0.1 million in 2015 and $0.1 million in 2014. There was no cash payment in 2013 for the MIP awards.
Off-Balance Sheet Arrangements
As of December 31, 2015, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal calculations in the three years ended December 31, 2015.
We review the carrying value of long-lived assets such as property and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2015 with the exception of impairment charges in 2013 for software development costs. In 2013, we recorded impairment charges of $4.2 million related to certain internally developed software assets. These charges primarily resulted from our decision to withdraw from the Medicare RAC program rebid process and from planned changes to the Company's recovery audit delivery processes.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2015, we recognized $8.4 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $0.8 million. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $20.0 million of borrowing availability under our revolving credit facility as of December 31, 2015, but had no amounts drawn under the revolving credit facility as of that date. Interest on the amended credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $0.2 million change in annual pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 15, 2016

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue, net	$138,302	$161,552	$178,268
Operating expenses:
Cost of revenue	93,169	110,890	112,853
Selling, general and administrative expenses	32,284	38,581	46,143
Depreciation of property and equipment	5,317	6,025	6,783
Amortization of intangible assets	2,458	3,531	4,997
Impairment charges	—	—	2,773
Total operating expenses	133,228	159,027	173,549
Operating income from continuing operations	5,074	2,525	4,719

Foreign currency transaction (gains) losses on short-term intercompany balances	2,165	2,003	(13)
Interest expense	(71)	(351)	(138)
Interest income	261	428	215
Other loss	1,191	57	—
Income from continuing operations before income taxes	1,908	542	4,809
Income tax expense (Note 7)	369	3,241	2,755
Net income (loss) from continuing operations	$1,539	$(2,699)	$2,054

Discontinued operations:
Loss from discontinued operations	(4,765)	(4,827)	(2,240)
Income tax expense (benefit)	—	—	—
Net loss from discontinued operations	(4,765)	(4,827)	(2,240)

Net loss	$(3,226)	$(7,526)	$(186)

Basic earnings (loss) per common share (Note 3):
Basic earnings (loss) from continuing operations	$0.06	$(0.09)	$0.07
Basic loss from discontinued operations	(0.18)	(0.17)	(0.08)
Total basic earnings (loss) per common share	$(0.12)	$(0.26)	$(0.01)

Diluted earnings (loss) per common share (Note 3):
Diluted earnings (loss) from continuing operations	$0.06	$(0.09)	$0.07
Diluted loss from discontinued operations	(0.18)	(0.17)	(0.08)
Total diluted loss per common share	$(0.12)	$(0.26)	$(0.01)

Weighted-average common shares outstanding (Note 3):
Basic	25,868	28,707	29,169
Diluted	25,904	28,707	29,628

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2015	2014	2011
Net loss	$(3,226)	$(7,526)	$(186)
Foreign currency translation adjustments	(769)	(551)	(1,414)
Comprehensive loss	$(3,995)	$(8,077)	$(1,600)

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,122	$25,735
Restricted cash	48	53
Receivables:
Contract receivables, less allowances of $930 in 2015 and $2,243 in 2014:
Billed	26,576	32,373
Unbilled	1,967	2,809
	28,543	35,182
Employee advances and miscellaneous receivables, less allowances of $681 in 2015 and $692 in 2014	1,740	1,993
Total receivables	30,283	37,175
Prepaid expenses and other current assets	2,323	3,416
Deferred income taxes (Note 7)	—	5
Total current assets	47,776	66,384

Property and equipment:
Computer and other equipment	29,671	28,864
Furniture and fixtures	2,842	2,926
Leasehold improvements	3,446	3,450
Software	23,788	20,934
	59,747	56,174
Less accumulated depreciation and amortization	(48,167)	(43,954)
Property and equipment, net	11,580	12,220

Goodwill (Note 4)	11,810	13,036
Intangible assets, less accumulated amortization of $35,708 in 2015 and $33,973 in 2014	6,684	9,439
Unbilled receivables	656	1,196
Deferred loan costs, net of accumulated amortization (Note 5)	80	—
Deferred income taxes (Note 7)	1,361	36
Other assets	444	471
Total assets	$80,391	$102,782

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,966	$7,397
Accrued payroll and related expenses	11,278	15,415
Refund liabilities	7,887	5,393
Deferred revenue	965	2,173
Business acquisition obligations (Note 12)	39	—
Total current liabilities	26,135	30,378

Refund liabilities	752	857
Other long-term liabilities	1,089	561
Total liabilities	27,976	31,796

Commitments and contingencies (Notes 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,681,656 shares issued and outstanding at December 31, 2015 and 26,762,861 shares issued and outstanding at December 31, 2014	227	268
Additional paid-in capital	575,532	590,067
Accumulated deficit	(524,138)	(520,912)
Accumulated other comprehensive income	794	1,563
Total shareholders’ equity	52,415	70,986
Total liabilities and shareholders’ equity	$80,391	$102,782
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2012	27,893,132	$279	$594,045	$(513,200)	$3,528	$84,652
Net loss	—	—	—	(186)	—	(186)
Foreign currency translation adjustments	—	—	—	—	(1,414)	(1,414)
Issuances of common stock:
Restricted share awards	665,629	7	(7)	—	—	—
Shares issued for acquisition	217,155	2	1,470	—	—	1,472
Shares issued for stock offering	687,385	7	4,111	—	—	4,118
Restricted shares remitted by employees for taxes	(259,116)	(3)	(1,754)	—	—	(1,757)
Stock option exercises	202,159	2	914	—	—	916
2006 MIP Performance Unit settlements	52,912	1	(1)	—	—	—
Forfeited restricted share awards	(91,817)	(1)	1	—	—	—
Stock-based compensation expense	—	—	6,027	—	—	6,027
Balance at December 31, 2013	29,367,439	294	604,806	(513,386)	2,114	93,828
Net loss	—	—	—	(7,526)	—	(7,526)
Foreign currency translation adjustments	—	—	—	—	(551)	(551)
Issuances of common stock:
Restricted share awards	220,442	2	(2)	—	—	—
Shares issued for acquisition	187,620	2	1,277	—	—	1,279
Restricted shares remitted by employees for taxes	(72,834)	(1)	(567)	—	—	(568)
Stock option exercises	716,780	7	2,816	—	—	2,823
2006 MIP Performance Unit settlements	16,526	1	(1)	—	—	—
Forfeited restricted share awards	(67,970)	(1)	1	—	—	—
Repurchases of common stock	(3,605,142)	(36)	(22,649)	—	—	(22,685)
Stock-based compensation expense	—	—	4,386	—	—	4,386
Balance at December 31, 2014	26,762,861	268	590,067	(520,912)	1,563	70,986
Net loss	—	—	—	(3,226)	—	(3,226)
Foreign currency translation adjustments	—	—	—	—	(769)	(769)
Issuances of common stock:
Restricted share awards	23,200	—	—	—	—	—
Restricted shares remitted by employees for taxes	(17,147)	—	(312)	—	—	(312)
Stock option exercises	29,128	—	91	—	—	91
2006 MIP Performance Unit settlements	9,918	—	—	—	—	—
Forfeited restricted share awards	(7,918)	—	—	—	—	—
Repurchases of common stock	(4,118,386)	(41)	(18,030)	—	—	(18,071)
Stock-based compensation expense	—	—	3,716	—	—	3,716
Balance at December 31, 2015	22,681,656	$227	$575,532	$(524,138)	$794	$52,415
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(3,226)	$(7,526)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges	—	—	4,207
Depreciation and amortization	7,810	9,747	13,228
Amortization of deferred loan costs	20	104	193
Stock-based compensation expense	3,926	4,532	6,294
Foreign currency transaction (gains) losses on short-term intercompany balances	2,165	2,003	(13)
Deferred income taxes	(1,112)	1,566	(23)
Other loss from sale of assets	1,191	57	—
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	5	4	8
Billed receivables	4,331	(6,351)	4,206
Unbilled receivables	1,305	7,278	2,609
Prepaid expenses and other current assets	705	1,575	(1,326)
Other assets	—	5	17
Accounts payable and accrued expenses	(1,949)	(3,432)	(3,512)
Accrued payroll and related expenses	(3,595)	536	(5,720)
Refund liabilities	2,389	(1,297)	(591)
Deferred revenue	(784)	720	(72)
Noncurrent compensation obligations	—	414	329
Other long-term liabilities	272	112	(1,224)
Net cash provided by operating activities	13,453	10,047	18,424
Cash flows from investing activities:
Business acquisition, net of cash acquired	(520)	—	—
Business divestiture	783	1,100	—
Purchases of property and equipment, net of disposal proceeds	(4,482)	(4,709)	(6,875)
Net cash used in investing activities	(4,219)	(3,609)	(6,875)
Cash flows from financing activities:
Repayments of long-term debt	—	—	(6,000)
Payments for deferred loan costs	(100)	(104)	—
Payments of deferred acquisition consideration	—	(2,208)	(1,902)
Net proceeds from issuance of common stock	—	—	4,118
Repurchase of common stock	(18,071)	(22,685)	—
Restricted stock repurchased from employees for withholding taxes	(312)	(568)	(1,757)
Proceeds from option exercises	91	2,823	916
Net cash used in financing activities	(18,392)	(22,742)	(4,625)
Effect of exchange rates on cash and cash equivalents	(1,455)	(1,661)	(1,030)
Net (decrease) increase in cash and cash equivalents	(10,613)	(17,965)	5,894
Cash and cash equivalents at beginning of period	25,735	43,700	37,806
Cash and cash equivalents at end of period	$15,122	$25,735	$43,700

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$63	$132	$567
Cash paid during the period for income taxes, net of refunds received	$1,085	$3,892	$3,245
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
(a) Description of Business and Basis of Presentation
Description of Business
The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit services to large businesses and government agencies having numerous payment transactions. PRGX also provides services adjacent to recovery audit services, including data transformation, data analytics and associated advisory services, to a similar client base. These businesses include, but are not limited to:

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
Basis of Presentation
During the fourth quarter of 2015 we discontinued the Healthcare Claims Recovery Audit ("HCRA") business. The results of our continuing and discontinued operations for the years ended December 31, 2015, 2014 and 2013 are presented in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The $15.1 million in cash and cash equivalents as of December 31, 2015 includes $4.7 million held in the U.S., $2.8 million held in Canada, and $7.6 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, India, and Brazil. Our cash and cash equivalents included short-term investments of approximately $4.5 million as of December 31, 2015 and $12.2 million as of December 31, 2014, of which approximately $3.2 million and $2.5 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We repaid the remaining balance of our bank debt in December 2013, and had no debt outstanding as of December 31, 2015 and 2014. We record bank debt, if any, as the unpaid balance as of the period end date based on the effective borrowing rate and repayment terms when originated. The bank debt that we repaid was subject to variable rate terms, and we believe that the fair value was approximately equal to the carrying value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of December 31, 2015 and 2014. Our business acquisition obligations represent the fair value of deferred consideration and earn-out payments estimated to be due as of the date for which we recorded these amounts. We determine the estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
We state certain assets at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States of America. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We recorded an impairment charge in 2013 (see (f) Software Development Costs) whereby the fair value of the assets was derived using Level 3 inputs (significant unobservable inputs).
(e) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense from continuing operations was $5.3 million in 2015, $6.0 million in 2014 and $6.8 million in 2013.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2015 with the exception of charges for software development costs noted below.
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
We recorded an impairment charge of $2.8 million in 2013 relating to internally developed software assets. No impairment charges were necessary in 2015 or 2014. The impairment charges in 2013 included $2.7 million in the Recovery Audit Services - Americas segment relating to certain capitalized software development costs associated with certain proprietary audit tools. Much of the development efforts in this area were beneficial, but certain aspects of the development did not yield the benefits anticipated. We continue to develop this business model, but have changed our focus in certain areas and no longer expect to receive future economic benefit from certain costs and therefore recorded an impairment charge in the fourth quarter of 2013 representing the net book value of these capitalized costs. The remaining $0.1 million of impairment charges from 2013 were in the Adjacent Services segment and related to certain capitalized software development costs associated with certain advisory and analytics tools. Since the perceived future benefit of such tools was less than the carrying

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

value of such tools, we recorded an impairment charge in the fourth quarter of 2013 representing the net book value of such tools.
We consider software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs from continuing operations, including the amortization of amounts previously capitalized, were $3.0 million in 2015, $3.1 million in 2014 and $4.0 million in 2013.
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
We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal assessments in the three years ended December 31, 2015.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
(k) Earnings (Loss) Per Common Share
We compute basic earnings (loss) per common share by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. We compute diluted earnings (loss) per common share by dividing net income (loss) available to common shareholders by the sum of (1) the weighted-average number of shares of common stock outstanding during the period, (2) the dilutive effect of the assumed exercise of stock options using the treasury stock method, and (3) the dilutive effect of other potentially dilutive securities. We exclude the potential dilutive effect of stock options and convertible instruments from the determination of diluted earnings (loss) per common share if the effect of including them would be antidilutive.
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
(n) Segment Reporting

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We report our operating segment information in three segments: Recovery Audit Services – Americas; Recovery Audit Services – Europe/Asia-Pacific and Adjacent Services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to our three operating segments in Corporate Support. Our business segments reflect the internal reporting that our Chief Executive Officer, who is our chief operating decision maker, uses for the purpose of making decisions about allocating resources and assessing performance. Our management, including our Chief Executive Officer, uses what we internally refer to as “Adjusted EBITDA” as the primary measure of profit or loss for purposes of assessing the operating performance of all operating segments. We define Adjusted EBITDA as earnings from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) as adjusted for unusual and other significant items that management views as distorting the operating results of the various segments from period to period.
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
FASB ASC Update No. 2016-02 - In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). The standard requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition. The standard requires lessors to classify leases as either sales-type, finance or operating. A sales-type lease occurs if the lessor transfers all of the risks and rewards, as well as control of the underlying asset, to the lessee. If risks and rewards are conveyed without the transfer of control, the lease is treated as a financing lease. If the lessor does not convey risks and rewards or control, an operating lease results. The standard will become effective for the Company beginning January 1, 2019. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
FASB ASC Update No. 2015-17 - In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic740). The amendments in this update require an entity to classify deferred income tax liabilities and assets into noncurrent amounts in a classified statement of financial position. The impacts of these amendments is effective for fiscal periods that begin after December 15, 2016. We adopted the provisions of this update as of the end of 2015 and will apply the changes prospectively.
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
FASB ASC Update No. 2015-05. In April 2015, the FASB issued Accounting Standards Update 2015-05, Goodwill and Other - Internal-Use Software (Subtopic 350-40). The amendments in this update provide guidance about whether a cloud computing arrangement includes a software license. Specifically the amendment states that if a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments in this update are effective for those annual periods beginning after December 15, 2015. We are currently evaluating the impact of ASU 2015-05 on our consolidated financial statements.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
FASB ASC Update No. 2015-02. In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810). The amendments in this update revise the consolidation model for all entities. Specifically the amendments:

1.	Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIE's) or voting interest entities;

2.	Eliminate the presumption that a general partner should consolidate a limited partnership;

3.	Affect the consolidation analysis of reporting entities that are involved with VIE's, particularly those that have fee arrangements and related party relationships;

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
FASB ASC Update No. 2014-09. In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the transferring entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 allows for adoption using either of two methods; retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of application recognized at the date of initial adoption. It is effective for annual periods beginning after December 15, 2017. Early adoption is not permitted. We are currently undergoing an evaluation of the impact of ASU 2014-09 on our consolidated financial statements.
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
(2) OPERATING SEGMENTS AND RELATED INFORMATION
We conduct our operations through three reportable segments:
Recovery Audit Services – Americas represents recovery audit services (other than HCRA services) provided in the United States of America (“U.S.”), Canada and Latin America.
Recovery Audit Services – Europe/Asia-Pacific represents recovery audit services provided in Europe, Asia and the Pacific region.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adjacent Services (formerly known as Profit Optimization services) represents data transformation, data analytics and associated advisory services.
We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.

During the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. As part of discontinuing the HCRA business, the Company increased its accrual for outstanding Medicare RAC appeals liability by approximately $2.1 million. As a result, the HCRA services business has been reported as Discontinued Operations in accordance with US GAAP.
Discontinued operations information for the years ended December 31, 2015 and 2014 and 2013 (in thousands) is as follows:

Results of Discontinued Operations
(in thousands)

	2015	2014	2013
Revenue, net	1,266	2,640	16,948
Cost of sales	4,743	5,069	13,249
Selling, general and administrative expense	1,253	2,207	3,057
Depreciation and amortization	35	191	1,448
Impairment charges	—	—	1,434
Pretax loss from discontinued operations	(4,765)	(4,827)	(2,240)
Income tax expense	—	—	—
Net loss from discontinued operations	(4,765)	(4,827)	(2,240)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2015 and 2014 and 2013 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2015
Revenue, net	$97,009	$36,264	$5,029	$—	$138,302

Net income from continuing operations					$1,539
Income tax expense					369
Interest income, net					(190)
EBIT	$22,539	$2,573	$(5,131)	$(18,263)	1,718
Depreciation of property and equipment	4,036	647	634	—	5,317
Amortization of intangible assets	1,728	600	130	—	2,458
EBITDA	28,303	3,820	(4,367)	(18,263)	9,493
Foreign currency transaction (gains) losses on short-term intercompany balances	807	1,533	12	(187)	2,165
Acquisition-related charges	—	—	—	—	—
Transformation severance and related expenses	322	589	30	308	1,249
Other loss	—	—	1,191	—	1,191
Stock-based compensation	—	—	—	3,926	3,926
Adjusted EBITDA	$29,432	$5,942	$(3,134)	$(14,216)	$18,024

Capital expenditures	$3,669	$543	$270	$—	4,482

Allocated assets	$44,588	$13,922	$1,030	$—	$59,540

Unallocated assets:
Cash and cash equivalents	—	—	—	15,122	15,122
Restricted cash	—	—	—	48	48
Deferred loan costs	—	—	—	80	80
Deferred income taxes	—	—	—	1,361	1,361
Prepaid expenses and other assets	—	—	—	2,465	2,465
Discontinued operations	—	—	—	1,775	1,775
Total assets	$44,588	$13,922	$1,030	$20,851	$80,391

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2014
Revenue, net	$106,533	$44,319	$10,700	$—	$161,552

Net loss from continuing operations					$(2,699)
Income tax expense					3,241
Interest income, net					(77)
EBIT	$21,066	$2,772	$(4,161)	$(19,212)	465
Depreciation of property and equipment	4,711	592	722	—	6,025
Amortization of intangible assets	2,002	1,195	334	—	3,531
EBITDA	27,779	4,559	(3,105)	(19,212)	10,021
Foreign currency transaction (gains) losses on short-term intercompany balances	380	1,828	—	(205)	2,003
Acquisition-related charges (benefits)	—	—	249	—	249
Transformation severance and related expenses	1,348	1,285	418	589	3,640
Other loss	—	—	57	—	57
Stock-based compensation	—	—	—	4,532	4,532
Adjusted EBITDA	$29,507	$7,672	$(2,381)	$(14,296)	$20,502

Capital expenditures	$3,930	$651	$123	$—	$4,704

Allocated assets	$50,252	$18,556	$4,596	$—	$73,404

Unallocated assets:
Cash and cash equivalents	—	—	—	25,735	25,735
Restricted cash	—	—	—	53	53
Deferred income taxes	—	—	—	41	41
Prepaid expenses and other assets	—	—	—	2,729	2,729
Discontinued operations	—	—	—	820	820
Total assets	$50,252	$18,556	$4,596	$29,378	$102,782

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2013
Revenue, net	$118,649	$46,436	$13,183	$—	$178,268

Net income from continuing operations					$2,054
Income tax expense					2,755
Interest expense, net					(77)
EBIT	$27,094	$3,901	$(3,480)	$(22,783)	4,732
Depreciation of property and equipment	5,617	514	652	—	6,783
Amortization of intangible assets	2,792	1,508	697	—	4,997
EBITDA	35,503	5,923	(2,131)	(22,783)	16,512
Impairment charges	2,702	—	71	—	2,773
Foreign currency transaction (gains) losses on short-term intercompany balances	327	(316)	—	(24)	(13)
Acquisition-related charges (benefits)	1,315	(900)	187	—	602
Transformation severance and related expenses	107	1,135	81	1,134	2,457
Stock-based compensation	—	—	—	6,294	6,294
Adjusted EBITDA	$39,954	$5,842	$(1,792)	$(15,379)	$28,625

Capital expenditures	$5,292	$781	$376	$—	$6,449
Allocated assets	$55,978	$16,706	$4,993	$—	$77,677
Unallocated assets:
Cash and cash equivalents	—	—	—	43,700	43,700
Restricted cash	—	—	—	57	57
Deferred income taxes	—	—	—	1,708	1,708
Prepaid expenses and other assets	—	—	—	2,254	2,254
Discontinued operations	—	—	—	7,433	7,433
Total assets	$55,978	$16,706	$4,993	$55,152	$132,829

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$80,484	$88,859	$98,871
United Kingdom	19,540	23,817	24,639
Canada	12,388	15,851	19,584
France	6,186	8,508	10,225
Australia	6,111	5,762	4,461
Mexico	4,340	4,653	4,482
Brazil	1,223	3,050	5,090
New Zealand	596	1,353	976
Spain	1,019	1,275	844
Thailand	933	986	971
Hong Kong	864	903	851
Colombia	610	841	752
Other	4,008	5,694	6,522
	$138,302	$161,552	$178,268
The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2015	2014
United States	$26,281	$29,392
United Kingdom	2,939	4,416
All Other	1,297	1,359
	$30,517	$35,167
No client accounted for 10% or more of total revenue in 2015, 2014, or 2013.
(3) EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computations of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
Basic earnings (loss) per common share:	2015	2014	2013
Numerator:
Net income (loss) from continuing operations	$1,539	$(2,699)	$2,054
Net loss from discontinued operations	(4,765)	(4,827)	(2,240)

Denominator:
Weighted-average common shares outstanding	25,868	28,707	29,169

Basic earnings (loss) per common share from continuing operations	$0.06	$(0.09)	$0.07
Basic loss per common share from discontinued operations	$(0.18)	$(0.17)	$(0.08)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
Diluted earnings (loss) per common share:	2015	2014	2013
Numerator:
Net income (loss) from continuing operations	$1,539	$(2,699)	$2,054
Net loss from discontinued operations	(4,765)	(4,827)	(2,240)

Denominator:
Weighted-average common shares outstanding	25,868	28,707	29,169
Incremental shares from stock-based compensation plans	36	—	459
Denominator for diluted earnings per common share	25,904	28,707	29,628

Diluted earnings (loss) per common share from continuing operations	$0.06	$(0.09)	$0.07
Diluted loss per common share from discontinued operations	$(0.18)	$(0.17)	$(0.08)

Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 3.3 million, 3.3 million, and 3.0 million shares, respectively, from the computation of diluted earnings (loss) per common share for the years ended December 31, 2015, 2014, and 2013. Weighted-average shares outstanding excludes antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the years ended December 31, 2014 and 2013. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of 2.7 million, 0.5 million, and 0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively, and nonvested restricted share units that we consider to be participating securities of 0.1 million for the year ended December 31, 2015 and 0.1 million for the years ended December 31, 2014 and 2013.

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
Goodwill by reportable segments during 2015 and 2014 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Total
Balance, January 1, 2014	$12,177	$913	$596	$13,686
Goodwill disposed in connection with business divestiture	—	—	(596)	(596)
Foreign currency translation	—	(54)	—	(54)
Balance, December 31, 2014	12,177	859	—	13,036
Goodwill disposed in connection with business divestiture	(1,422)	—	—	(1,422)
Goodwill recorded in connection with business combinations	—	—	242	242
Foreign currency translation	—	(46)	—	(46)
Balance, December 31, 2015	$10,755	$813	$242	$11,810
We initially recorded goodwill of $7.8 million in our Recovery Audit Services – Americas segment in conjunction with our December 2011 acquisition of Business Strategy, Inc. and substantially all the assets of an affiliated company (collectively, “BSI”) (see Note 12 below). We recorded purchase price adjustments in 2012 of $0.2 million that reduced the BSI goodwill to $7.6 million and recorded this change retroactively to 2011 bringing the total goodwill for this segment to $12.2 million as of December 31, 2013. We also recorded additions to goodwill of $0.7 million in our Recovery Audit Services – Europe/Asia-Pacific segment in 2012 relating to our acquisitions in 2012 of two third-party audit firms to which we had subcontracted a portion of our audit services (“associate migrations”) bringing the total goodwill for this segment to $0.9 million as of December 31, 2013. During 2015, we recorded goodwill of 0.2 million in our Adjacent Services segment relating to the acquisition of the Supplier Information Management ("SIM") business from Global Edge.
In October 2014, we divested certain previously acquired assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business (see Note 12 below). The goodwill from the 2010 purchase of TJG Holdings LLC was disposed of as a result of this divestiture. During August 2015, we divested certain assets from a document service offering within our Recovery Audit Services - Americas segment and disposed of (1.4) million of associated goodwill.
(b) Intangible Assets
Intangible assets consist principally of amounts we assigned to customer relationships, trademarks, non-compete agreements and trade names in conjunction with business acquisitions. Changes in gross carrying amounts for intangible assets in 2015 related primarily to the divestiture of certain assets from a document service offering ("SDS assets"). Changes in gross carrying amounts for intangible assets in 2014 related primarily to the divestiture of certain previously acquired assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business ("TJG assets"). There were no changes in gross carrying amounts for intangible assets in 2013, outside of foreign currency adjustments. Note 12 – Business Acquisitions and Divestitures below includes a more detailed description of the divestiture in 2014 and recent acquisitions. Certain of our intangible assets associated with acquisitions of assets or businesses by our foreign subsidiaries are denominated in the local currency of such subsidiary and therefore are subject to foreign currency ("FX") adjustments. We present the amounts for these transactions in United States dollars utilizing foreign currency exchange rates as of the respective balance sheet dates.
Amortization expense relating to intangible assets, other than acquired work in process, was $2.5 million in 2015, $3.5 million in 2014 and $4.8 million in 2013. As of December 31, 2015 and based on our current amortization methods, we project amortization expense relating to intangible assets for the next five years will be $1.5 million in 2016, $1.2 million in 2017, $1.1 million in 2018, $1.0 million in 2019 and $0.9 million in 2020. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Changes in noncurrent intangible assets during 2015 and 2014 were as follows (in thousands):

	Customer Relationships	Trademarks	Non- compete Agreements	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2014	$39,815	$1,090	$2,529	$2,865	$46,299
Disposition of TJG assets	(829)	—	(808)	(665)	(2,302)
FX adjustments and other	(490)	(31)	(64)	—	(585)
Balance, December 31, 2014	38,496	1,059	1,657	2,200	43,412
Disposition of SDS assets	(291)	(101)	(126)	—	(518)
FX adjustments and other	(421)	(27)	(54)	—	(502)
Balance, December 31, 2015	$37,784	$931	$1,477	$2,200	$42,392
Accumulated amortization:
Balance, January 1, 2014	$(27,168)	$(700)	$(2,142)	$(2,707)	$(32,717)
Amortization expense	(3,122)	(197)	(137)	(75)	(3,531)
Disposition of TJG assets	371	—	808	582	1,761
FX adjustments and other	423	28	63	—	514
Balance, December 31, 2014	(29,496)	(869)	(1,408)	(2,200)	(33,973)
Amortization expense	(2,211)	(125)	(122)	—	(2,458)
Disposition of SDS assets	64	87	95	—	246
FX adjustments and other	397	26	54	—	477
Balance, December 31, 2015	$(31,246)	$(881)	$(1,381)	$(2,200)	$(35,708)
Net carrying amount:
Balance, December 31, 2014	$9,000	$190	$249	$—	$9,439
Balance, December 31, 2015	$6,538	$50	$96	$—	$6,684
Estimated useful life (years)	6-20 years	6 years	1-5 years	4-5 years

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate is determined as of the first business day of each calendar month. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at December 31, 2015, had any borrowings been outstanding, was approximately 1.99%. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility. The weighted-average interest rate for the commitment fee due on the revolving credit facility was 0.25% in 2015 and 0.5% in 2014.
As of December 31, 2015, we had no outstanding borrowings under the SunTrust credit facility. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2015.
Future Minimum Payments
There were no future minimum principal payments of debt as of December 31, 2015 and 2014.
(6) LEASE COMMITMENTS
PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $4.6 million in 2015, $6.0 million in 2014 and $6.3 million in 2013.
In January 2014, we amended the lease for our principal executive offices to extend the term through December 31, 2021, reduce the lease payment for 2014, and reduce the space under lease from approximately 132,000 square feet to approximately 58,000 square feet effective January 1, 2015. As of December 31, 2015, we had no subleased property. Starting in February 2016 we subleased approximately 3,000 square feet.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as follows (in thousands):

Year Ending December 31,	Amount
2016	$3,883
2017	2,990
2018	2,200
2019	2,058
2020	1,845
Thereafter	1,654
Total payments	$14,630
(7) INCOME TAXES

Income (loss) before income taxes from continuing operations relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(244)	$(3,369)	$(3,217)
Foreign	2,152	3,911	8,026
	$1,908	$542	$4,809

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$—
State	(13)	(11)	(452)
Foreign	1,494	1,686	3,230
	1,481	1,675	2,778
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(1,112)	1,566	(23)
	(1,112)	1,566	(23)
Total	$369	$3,241	$2,755

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant differences between the U.S. federal statutory tax rate of 34% and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	$649	$184	$1,635
State income taxes, net of federal effect	(240)	(189)	(657)
Deferred tax true-up	8,078	—	—
Change in deferred tax asset valuation allowance	(6,729)	2,094	(904)
Foreign taxes in excess of U.S. statutory rate	(223)	714	1,784
Compensation deduction limitation	(1,201)	381	820
Other, net	35	57	77
Total	$369	$3,241	$2,755
The reconciliations shown above reflect changes to prior period schedules as a result of the reporting of discontinued operations for those periods. Additionally, it has been determined that permanent adjustments for compensation deduction limitations were inappropriately applied in 2014 and 2013. This correction is reflected as a credit in the rate reconciliation for 2015. There was an offsetting increase in the valuation allowance for the 2015 deduction recorded.
The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2015	2014
Deferred income tax assets:
Accounts payable and accrued expenses	$954	$1,712
Accrued payroll and related expenses	1,713	2,530
Stock-based compensation expense	2,668	10,226
Depreciation of property and equipment	3,061	5,480
Capitalized software	94	—
Non-compete agreements	—	1
Unbilled receivables and refund liabilities	2,029	904
Operating loss carry-forwards of foreign subsidiary	3,275	1,920
Federal operating loss carry-forwards	31,884	30,669
State operating loss carry-forwards	4,038	2,671
Other	883	1,930
Gross deferred tax assets	50,599	58,043
Less valuation allowance	45,565	52,002
Gross deferred tax assets net of valuation allowance	5,034	6,041
Deferred income tax liabilities:
Intangible assets	2,775	3,049
Capitalized software	—	1,834
Other	898	1,117
Gross deferred tax liabilities	3,673	6,000
Net deferred tax assets	$1,361	$41
During 2015, the Company undertook a detailed review of the Company's deferred taxes and it was determined that some reclassifications and adjustments were needed. All adjustments were offset by changes to the Company's valuation allowance and have been reflected in the 2015 year end balances noted above.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our reported effective tax rates on income approximated 19.3% in 2015, 598.0% in 2014, and 57.3% in 2013. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of December 31, 2015, management determined that based on all available evidence, a valuation allowance was required for all U.S. deferred tax assets due to losses incurred for income tax reporting purposes for the past several years. We recorded a valuation allowance of $45.6 million as of December 31, 2015, representing a change of $6.4 million from the valuation allowance of $52.0 million recorded as of December 31, 2014.
In 2015, management determined that a valuation allowance was no longer required against the deferred tax assets of one of its foreign subsidiaries. As of December 31, 2015, we had gross deferred tax assets of $1.5 million relating to this subsidiary. The benefit of these deferred tax assets is reflected as a credit to tax expense during the year ended December 31, 2015.
As of December 31, 2015, we had approximately $91.1 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2034. As of December 31, 2015, we had approximately $139.2 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2020 and 2034 and are subject to certain limitations. The state loss carry-forwards at December 31, 2015, reflect adjustments for prior period write-downs associated with ownership changes for state tax purposes.
Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. As it relates to the earnings of our Canadian and Brazilian subsidiaries, we assert that we are not permanently reinvested. We provided additional deferred taxes of $0.3 million in 2015, $0.2 million in 2014, and $0.4 million in 2013 representing the estimated withholding tax liability due if such amounts are repatriated. We did not provide additional incremental U.S. income tax expense on these amounts as the Canadian subsidiary is classified as a branch for U.S. income tax purposes and our Brazilian subsidiary did not have undistributed earnings during the year.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $91.1 million of U.S. federal loss carry-forwards available to the Company, $13.8 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows.
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
A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2013	$2,197	$1,460
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	119
Decrease based on payments made during the year	(932)	(385)
Decreases based on tax positions related to the prior years	$(541)	$(934)
Balance at December 31, 2013	$724	$260
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	33
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(47)	(73)
Balance at December 31, 2014	$677	$220
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	24
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(142)	(42)
Balance at December 31, 2015	$535	$202
The decreases in the unrecognized tax benefits and the related accrued interest and penalties in 2015 and 2014 occurred for several reasons, including the expiration of the statute of limitations for certain of these taxes in several states and in two foreign jurisdictions, completion of an audit by a foreign jurisdiction that resulted in a lower tax assessment than we had estimated, and the imposition of limitations on our potential liability resulting from our participation in voluntary disclosure agreement processes with several states. Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2015, the 2012 through 2014 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2012 may also subject returns for those years to examination.
(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management and approved by the Board of Directors each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management and approved by the Board of Directors each plan year. Company matching funds and discretionary contributions vest 100% after three years of service for participants who either had attained three or more years of service or were hired on or after January 1, 2012. For all other participants, company matching funds and discretionary contributions vest at the rate of 20% after two years of service and 100% after three years of service. We amended the Plan in 2013 to add Roth 401(k) plan features that allow participating employees to make post-tax contributions in addition to, or in lieu of, the pre-tax contributions allowed under the Plan. Company matching funds are made on a pre-tax basis for both pre-tax and post-tax employee contributions, and are subject to the above limitations based on the aggregate pre-tax and post-tax contribution by the participant. The Company contributed to the Plan approximately $0.8 million in 2015, $1.0 million in 2014 and $1.1 million in 2013.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(9) CAPITAL STRUCTURE
Effective July 31, 2000, the Board of Directors amended the Company’s Articles of Incorporation to establish a new series of stock, which is designated as participating preferred stock. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board of Directors, without any further votes or action by the shareholders. As of December 31, 2015 and 2014, the Company had no preferred stock outstanding.
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
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. In October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. We repurchased 4,118,386 shares of our common stock during the year ended December 31, 2015 for $18.1 million. We repurchased 3,605,142 shares of our common stock during the year ended December 31, 2014 for $22.7 million.
Pursuant to exercises of outstanding stock options, we issued 29,128 shares of our common stock having a value of $91,000 in the year ended December 31, 2015 and 716,780 shares of our common stock having a value of $2.8 million in the year ended December 31, 2014. Stock option exercises during the year ended December 31, 2014 primarily consisted of exercises by former executive officers of the Company.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(11) STOCK-BASED COMPENSATION
The Company currently has two stock-based compensation plans under which awards have been granted: (1) the 2006 Management Incentive Plan (“2006 MIP”); and (2) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Company generally issues authorized but previously unissued shares to satisfy stock option exercises, grants of restricted stock awards and vesting of restricted stock units and settlements of 2006 MIP Performance Units.
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
An amendment to the 2008 EIP was adopted by the Company's Board of Directors in April 2014 and approved at the Company’s annual meeting of shareholders held on June 24, 2014. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 3,000,000 shares to a total of 10,600,000 shares. Any shares issued in connection with an award against this 3,000,000 share pool will count against the available pool of shares on a one-to-one basis. As of December 31, 2015, there were approximately 1.1 million shares available for future grants under the 2008 EIP.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options granted under the 2008 EIP generally vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the years ended December 31, 2015, 2014, and 2013:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2015
Director group	249,273	1 year or less	$4.49	$2.44
Employee group	17,092	3	$3.99	$1.33
Employee inducement (1)	135,000	3 years	$5.51	$1.42

2014
Director group	51,276	1 year or less	$6.45	$1.89
Employee group (2)	1,480,000	3 years	$6.99	$1.81
Employee inducement (3)	270,000	3 years	$6.64	$1.71

2013
Director group	75,490	1 year or less	$5.67	$2.00
Director group	17,092	3 years	$6.83	$3.76
Employee group	549,875	3 years	$5.75	$2.48
Employee inducement (4)	20,000	3 years	$7.14	$3.81

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

(4)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes nonvested stock awards granted during the years ended December 31, 2015, 2014 and 2013:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2015
Director group	4,273	1 year or less	$4.02
Director group	17,092	3 years	$3.99
Employee group (1)	2,493,333	2 years	$3.99
Employee inducement (2)	10,000	3 years	$5.29

2014
Director group	51,276	1 year or less	$6.45
Employee group	120,000	3 years	$6.36
Employee inducement (3)	70,000	3 years	$6.04

2013
Director group	75,490	1 year or less	$5.67
Director group	17,092	3 years	$6.83
Employee group	599,875	3 years	$5.82
Employee inducement (4)	20,000	3 years	$7.14

(1)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers totaling 1,325,000 units. During the third and fourth quarter of 2015, the Company issued 1,168,333 units to key employees.

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

(4)
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

On September 28, 2015, certain employees of the Company were granted 1,123,333 PBUs under the 2008 EIP. On December 14, 2015, certain employees of the Company were granted an additional 45,000 PBUs under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 25% of the number of PBUs being settled and the payment of cash in an amount equal to 75% of the fair market value of that number of shares of common stock equal to the number of PBUs being settled. The PBUs vest and become payable based on the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2016. At the threshold performance level, 35% of the PBUs will become vested and payable and at the target performance level, 100% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 100% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2015, the PBUs were expensed at the target performance level based on management's estimates. During the fourth quarter of 2015, it was determined it was "not probable" that the threshold performance level would be achieved by the vesting period ending December 31, 2016 and the Company reversed approximately $0.8 million of expense incurred in the second quarter and $0.6 million of expense incurred in third quarter, a total of $1.4 million for the year ended December 31, 2015.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity as of December 31, 2015, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2015	3,325,103	$6.66	4.67 years	$711
Granted	401,365	4.81
Exercised	(29,128)	3.13		$40
Forfeited	(179,281)	6.40
Expired	(180,275)	9.63
Outstanding at December 31, 2015	3,337,784	$6.36	4.68 years	$70
Exercisable at December 31, 2015	1,432,579	$8.09	3.49 years	$70
The weighted-average grant date fair value of options granted was $2.32 per share in 2015, $1.80 per share in 2014 and $2.50 per share in 2013. The total intrinsic value of options exercised was $40 thousand in 2015, $1.7 million in 2014 and $0.4 million in 2013.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2015	2014	2013
Risk-free interest rates	0.80% - 1.59%	0.88% - 1.79%	0.37% - 1.55%
Dividend yields	—%	—%	—%
Volatility factor of expected market price	.323 - .733	.370 - .390	.446 - .675
Weighted-average expected term of option	3.1 - 5 years	3.5 - 4.5 years	3.7 - 5 years
Forfeiture rate	—%	—%	—%

A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2015 and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2015	627,848	$6.40
Granted	2,564,698	4.00
Vested	(275,053)	6.45
Forfeited	(95,451)	4.14
Nonvested at December 31, 2015	2,822,042	$4.30
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $4.00 per share in 2015, $6.29 per share in 2014 and $5.86 per share in 2013. The total vest date fair value of stock awards vested during the year was $1.2 million in 2015, $2.3 million in 2014 and $4.6 million in 2013.
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
During the year ended December 31, 2015, an aggregate of 16,530 Performance Units were settled, which resulted in the issuance of 9,918 shares of common stock and cash payments totaling less than $0.1 million. During the year ended December 31, 2014, an aggregate of 27,546 Performance Units were settled, which resulted in the issuance of 16,526 shares of common stock and cash payments totaling $0.1 million. Since the June 19, 2012 grant date to December 31, 2014, an aggregate of 137,740 Performance Units were settled by three current executive officers and three former executive officers, and 16,524 Performance Units were forfeited by one former executive officer. Such settlements resulted in the issuance of 79,356 shares of common stock and cash payments totaling $0.3 million. As of December 31, 2015, no Performance Units were outstanding. There was no settlement of Performance Units during 2012.
We recognized compensation expense of less than $0.1 million in 2015, $0.2 million in 2014 and less than $0.5 million in 2013 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited and recorded actual forfeitures as incurred.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation charges aggregated $3.9 million in 2015 and $4.5 million in 2014 and $6.3 million in 2013. We include these charges in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. At December 31, 2015, there was $1.9 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 2.0 years.
(12) BUSINESS ACQUISITIONS AND DIVESTITURES
We completed several acquisitions and divestitures in recent years that we describe below. Generally, we acquire businesses that we believe will provide a strategic fit for our existing operations, cost savings and revenue synergies, or enable us to expand our capabilities in our Adjacent Services segment. We divest assets or businesses that we no longer find strategically aligned with our service offerings.
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
The SPA required deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provided for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we were not obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we recognized these payments as compensation expense as earned. From the acquisition date to December 31, 2014, we paid $1.4 million of deferred payments and variable consideration. This amount consisted of the final $0.7 million of deferred payments paid in February 2014 and $0.2 million of variable consideration paid in August 2014. We currently estimate that we will not pay any additional variable consideration relating to these provisions resulting in no remaining amounts payable relating to this acquisition as of December 31, 2015 and 2014.
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
The financial terms of the TJG Asset Purchase Agreement required an initial payment to the TJG owners of $2.3 million. Additional variable consideration (“earn-out”) could be earned based on the operating results generated by the acquired business over the two years subsequent to the acquisition, up to a maximum of $1.9 million. We recorded an additional $1.4 million payable based on management’s estimate of the fair value of the earn-out liability. We calculated the earn-out liability based on estimated future discounted cash flows to be generated by the acquired business over a two year period. We determined the discount rate based on specific business risk, cost of capital and other factors. The total estimated purchase price was valued at approximately $3.7 million. From the acquisition date to December 31, 2013, we paid $1.9 million of the earn-

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

out and recorded accretion and other adjustments of the liability of $0.5 million, resulting in no remaining earn-out payable as of December 31, 2013.
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
Business Strategy, Inc.
In December 2011, we acquired BSI, based in Grand Rapids, Michigan, for a purchase price valued at $11.9 million. BSI was a provider of recovery audit and related procure-to-pay process improvement services for commercial clients, and a provider of customized software solutions and outsourcing solutions to improve back office payment processes. We have included the results of operations of Business Strategy, Inc. in our Recovery Audit Services – Americas segment and the results of operations of the affiliated company in our Adjacent Services segment results of operations since the acquisition date. These amounts aggregated $0.8 million of revenue and $0.1 million of net income in 2011 and $10.9 million of revenue and $1.5 million of net income in 2012. We acquired BSI with the intention of expanding our commercial recovery audit capabilities and to expand the services we offer to our clients.
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
Global Edge
In December 2015, we acquired the Supplier Information Management business from Global Edge for a purchase price valued at $0.7 million. The Global EDGE SIM platform includes vendor master file cleanse, regulatory and sanction checks, supplier onboarding, vendor authentication and risk management services. The purchase price included an initial cash payment of $0.5 million and additional variable cash consideration based on the performance of the acquired businesses over a two year period from the date of acquisition valued at $0.2 million.
Divestitures
In October 2014, we divested certain assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business. These assets, previously acquired in November 2010 from TJG Holdings LLC, were sold to Salo, LLC, a Minnesota limited liability company. We received an initial cash payment of $1.1 million in connection with the closing of the transaction and recognized a loss on the sale of less than $0.1 million, which we recognized in Other loss in the Consolidated Statements of Operations. We have also received payment for working capital transferred to the buyer. In addition, we received $0.8 million in earn-out payments based on certain revenue recognized by the buyer in relation to the acquired business during the year following the closing date of the divestiture.
In August 2015, we divested certain assets from a document service offering purchased as part of the Business Strategy, Inc. acquisition in 2011.We did not receive any initial cash payments at closing of the transaction and recognized a loss on the sale of $1.6 million, which we recognized in Other loss in the Consolidated Statements of Operations. We may receive a portion of revenue recognized by the buyer for the period from January 1, 2016 to December 31, 2016 that is based on a percentage of revenue from the clients transferred in connection with the disposition. The revenue sharing percentage ranges from 10% to 30% based on the type of solution or service to be performed.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2015 and 2014. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The quarterly results are updated for continuing operations.

	2015 Quarter Ended				2014 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue, net	$32,985	$36,995	$33,365	$34,957	$36,783	$41,692	$42,844	$40,233
Operating expenses:
Cost of revenue	23,167	24,111	23,507	22,384	26,452	28,596	27,966	27,876
Selling, general and administrative expenses	7,944	9,185	8,284	6,871	9,352	10,484	9,952	8,793
Depreciation of property and equipment	1,279	1,294	1,255	1,489	1,562	1,552	1,406	1,505
Amortization of intangible assets	746	754	517	441	903	902	895	831
Total operating expenses	33,136	35,344	33,563	31,185	38,269	41,534	40,219	39,005
Operating income (loss) from continuing operations	(151)	1,651	(198)	3,772	(1,486)	158	2,625	1,228
Foreign currency transaction (gains) losses on short-term intercompany balances	1,692	(416)	654	235	15	(163)	1,221	930
Interest expense (income), net	(42)	(53)	(8)	(87)	54	(43)	(44)	(44)
Other (income) loss	—	—	1,612	(421)	—	—	—	57
Income (loss) from continuing operations before income taxes	(1,801)	2,120	(2,456)	4,045	(1,555)	364	1,448	285
Income tax expense	455	296	421	(803)	113	186	554	2,388
Net income (loss) from continuing operations	(2,256)	1,824	(2,877)	4,848	(1,668)	178	894	(2,103)

Basic earnings (loss) per common share from continuing operations (1)	$(0.09)	$0.07	$(0.11)	$0.19	$(0.06)	$0.01	$0.03	$(0.08)

Diluted earnings (loss) per common share from continuing operations (1)	$(0.09)	$0.07	$(0.11)	$0.19	$(0.06)	$0.01	$0.03	$(0.08)

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
In the fourth quarter of 2015, we released a valuation allowance of $1.5 million against the net deferred tax assets of one of our foreign subsidiaries, which reduced our income tax expense for the period.
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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015.
Changes in internal controls over financial reporting
During the fourth quarter of 2015, internal controls were designed and implemented to enhance the planning and review of tax provisions and positions by an additional member of the accounting department other than the preparer and reviewer in order to prevent and detect potential errors. These changes materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. These controls have been tested and we found them to be effective as key controls had been designed and documented during the fourth quarter of 2015.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (2013 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective. The Company’s internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.
Management’s report shall not be deemed filed for purposes of Section 18 of the Exchange Act.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 15, 2016 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 15, 2016
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
The Company currently has two shareholder approved stock-based compensation plans under which equity awards have been granted: (1) the 2006 Management Incentive Plan (“2006 MIP”), and (2) the 2008 Equity Incentive Plan (“2008 EIP”).
At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. At Performance Unit settlement dates (which varied), participants were paid in common stock and in cash. Participants received a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. There are no shares remaining available for awards under the 2006 MIP.
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

The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	2,937,784	6.36	1,115,830
Equity compensation plans not approved by security holders (1), (2), (3)	400,000	6.34	—
Total	3,337,784	$6.36	1,115,830

(1)
Inducement Option Grant – during the first and second quarters of 2015, in connection with senior personnel joining the Company, the Company made inducement grants outside its existing stock-based compensation plans. These employees received options to purchase 110,000 shares of the common stock of the Company.

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

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Documents filed as part of the report
(1) Consolidated Financial Statements:

For the following consolidated financial information included herein, see Index on Page 42.
(2) Financial Statement Schedule:

Schedule II - Valuation and Qualifying Accounts	85
(3) Exhibits

Exhibit Number	Description
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

10.2
Noncompetition, Nonsolicitation and Confidentiality Agreement among The Profit Recovery Group International, Inc., Howard Schultz & Associates International, Inc., Howard Schultz, Andrew Schultz and certain trusts, dated January 24, 2002 (incorporated by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.3	Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K for the year ended December 31, 2001).

10.4
First Amendment to Office Lease Agreement between Galleria 600, LLC and PRG-Schultz International, Inc. (incorporated by reference to Exhibit 10.65 to the Registrant’s Form 10-K for the year ended December 31, 2002).

10.5
Third Amendment of Lease, entered into as of January 8, 2014, by and between Galleria 600, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 14, 2014).

+10.6	Amended and Restated 2006 Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2006).

+10.7	Form of Performance Unit Agreement under 2006 Amended and Restated Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 22, 2012).

+10.8	PRGX Global, Inc. 2008 Equity Incentive Plan, as Amended and Restated Effective April 25, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 30, 2014).

+10.9	Form of Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.10	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 4, 2008).

+10.11	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on January 14, 2009).

+10.13	Form of Performance-Based Restricted Stock Unit Agreement for Employees (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 1, 2015).

10.14
Amended & Restated Revolving Credit Agreement dated as of December 23, 2014, among PRGX Global, Inc. and PRGX USA, Inc., as borrowers, the lenders from time to time party thereto and SunTrust Bank, as administrative agent and issuing bank (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 30, 2014).

10.15
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

10.16
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

10.17
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

10.18
Loan Documents Modification Agreement dated June 21, 2010, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.29.4 to the Registrant’s Form 10-K filed on March 15, 2012).

10.19
Second Loan Documents Modification Agreement dated September 30, 2010, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 1, 2010).

10.20
Third Loan Documents Modification Agreement dated October 17, 2011, by and among the Borrowers and the Lender (incorporated by reference to Exhibit 10.29.6 to the Registrant’s Form 10-K filed on March 15, 2012)

10.21
Fourth Loan Documents Modification Agreement, entered into as of January 17, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on January 24, 2014).

10.22
Fifth Loan Documents Modification Agreement and Waiver, entered into as of May 8, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 12, 2014).

10.23
Sixth Loan Documents Modification Agreement and Waiver, entered into as of August 7, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 7, 2014).

10.24
Seventh Loan Documents Modification Agreement, entered into as of October 23, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.29 to the Registrant's Form 10-K filed on March 13, 2015).

10.25
Eighth Loan Documents Modification Agreement, entered into as of December 23, 2014, by and among the Borrowers, the Guarantors and the Lender (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 30, 2014).

10.26	PRGX Global, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014).

10.27	Form of PRGX Global, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014).

10.28	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

10.29	Employment Agreement between the Registrant and Puneet Pamnani dated February 8, 2012 (incorporated by reference to Exhibit 10.35 to the Registrant’s Form 10-K filed on March 15, 2012).

10.30	Employment Agreement between the Registrant and Tushar Sachdev dated June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2013).

+10.31	Separation Agreement between the Registrant and Romil Bahl dated December 5, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2013).

+10.32	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

+10.33	Employment Agreement between the Registrant and Michael Cochrane dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2014).

+10.34	Separation Agreement between the Registrant and James R. Shand dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2014).

+10.35	Separation Agreement between the Registrant and Robert B. Lee dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 11, 2014).

+10.36	Employment Agreement between the Registrant and Peter Limeri dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 21, 2014).

+10.37	Separation Agreement between the Registrant and Catherine Lee dated September 25, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q filed on November 6, 2015).

+10.38	Separation Agreement between the Registrant and Michael W. Reene dated January 22, 2016.

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2015.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2015.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2015.

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

+	Designates management contract or compensatory plan or arrangement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2015
Allowance for doubtful accounts receivable	$2,243	(1,311)	(2)	$930
Allowance for doubtful employee advances and miscellaneous receivables	$692	1,294	(1,305)	$681
Deferred tax valuation allowance (2)	$52,002	(6,437)	—	$45,565
2014
Allowance for doubtful accounts receivable	$1,996	253	(6)	$2,243
Allowance for doubtful employee advances and miscellaneous receivables	$402	1,125	(835)	$692
Deferred tax valuation allowance	$48,453	3,549	—	$52,002
2013
Allowance for doubtful accounts receivable	$1,693	303	—	$1,996
Allowance for doubtful employee advances and miscellaneous receivables	$538	1,176	(1,312)	$402
Deferred tax valuation allowance	$48,489	(36)	—	$48,453

-----------------------------

(1)	Write-offs net of recoveries.

(2)
The change in the current year valuation allowance is due mainly to a $1.5 million release of the valuation allowance on a foreign subsidiary and adjustments required to deferred taxes after a review of the balances was performed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 15, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 15, 2016
Ronald E. Stewart	(Principal Executive Officer)

/s/ PETER LIMERI	Chief Financial Officer and Treasurer	March 15, 2016
Peter Limeri	(Principal Financial Officer)

/s/ BRADLEY T. WHITE	Controller	March 15, 2016
Bradley T. White	(Principal Accounting Officer)

/s/ DAVID A. COLE	Director	March 15, 2016
David A. Cole

/s/ PATRICK G. DILLS	Director	March 15, 2016
Patrick G. Dills

/s/ WILLIAM F. KIMBLE	Director	March 15, 2016
William F. Kimble

/s/ MYLLE H. MANGUM	Director	March 15, 2016
Mylle H. Mangum

/s/ GREGORY J. OWENS	Director	March 15, 2016
Gregory J. Owens

/s/ JOSEPH E. WHITTERS	Chairman of the Board	March 15, 2016
Joseph E. Whitters