Form 10-Q
period 2016-03-31
PRGX GLOBAL, INC.
filed 2016-05-06
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at April 29, 2016 were 21,914,910.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenue	$31,233	$32,985
Operating expenses:
Cost of revenue	21,646	23,168
Selling, general and administrative expenses	8,848	7,944
Depreciation of property and equipment	1,232	1,279
Amortization of intangible assets	394	746
Total operating expenses	32,120	33,137
Operating loss from continuing operations	(887)	(152)
Foreign currency transaction (gains) losses on short-term intercompany balances	(1,007)	1,692
Interest expense (income), net	(29)	(42)
Other expense (income)	10	—
Income (loss) from continuing operations before income taxes	139	(1,802)
Income tax expense	204	455
Net loss from continuing operations	$(65)	$(2,257)

Discontinued operations:
Loss from discontinued operations	(487)	(701)
Other loss (income)	—	—
Income tax expense (benefit)	—	—
Net loss from discontinued operations	(487)	(701)

Net loss	$(552)	$(2,958)

Basic earnings (loss) per common share (Note B):
Basic earnings (loss) from continuing operations	$—	$(0.09)
Basic loss from discontinued operations	(0.02)	(0.02)
Total basic loss per common share	$(0.02)	$(0.11)

Diluted earnings (loss) per common share (Note B)
Diluted earnings (loss) from continuing operations	$—	$(0.09)
Diluted loss from discontinued operations	(0.02)	(0.02)
Total diluted loss per common share	$(0.02)	$(0.11)

Weighted-average common shares outstanding (Note B):
Basic	22,438	26,394
Diluted	22,438	26,394

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(552)	$(2,958)
Foreign currency translation adjustments	(369)	(31)
Comprehensive loss	$(921)	$(2,989)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,699	$15,122
Restricted cash	100	48
Receivables:
Contract receivables, less allowances of $925 in 2016 and $930 in 2015:
Billed	24,004	26,576
Unbilled	1,247	1,967
	25,251	28,543
Employee advances and miscellaneous receivables, less allowances of $597 in 2016 and $681 in 2015	1,464	1,740
Total receivables	26,715	30,283
Prepaid expenses and other current assets	2,628	2,323
Total current assets	45,142	47,776
Property and equipment	60,493	59,747
Less accumulated depreciation and amortization	(49,222)	(48,167)
Property and equipment, net	11,271	11,580
Goodwill	11,873	11,810
Intangible assets, less accumulated amortization of $35,880 in 2016 and $35,708 in 2015	6,283	6,684
Noncurrent portion of unbilled receivables	686	656
Other assets	1,970	1,885
Total assets	$77,225	$80,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$5,612	$5,966
Accrued payroll and related expenses	11,294	11,278
Refund liabilities	7,968	7,887
Deferred revenue	765	965
Other current liabilities	39	39
Total current liabilities	25,678	26,135
Noncurrent refund liabilities	737	752
Other long-term liabilities	1,094	1,089
Total liabilities	27,509	27,976
Commitments and contingencies (Note G)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 22,062,671 shares issued and outstanding at March 31, 2016 and 22,681,656 shares issued and outstanding at December 31, 2015	221	227
Additional paid-in capital	573,760	575,532
Accumulated deficit	(524,690)	(524,138)
Accumulated other comprehensive income	425	794
Total shareholders’ equity	49,716	52,415
Total liabilities and shareholders’ equity	$77,225	$80,391

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(552)	$(2,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,630	2,038
Amortization of deferred loan costs	20	—
Stock-based compensation expense	773	1,132
Deferred income taxes	(50)	216
Foreign currency transaction (gains) losses on short-term intercompany balances	(1,007)	1,692
Changes in operating assets and liabilities:
Restricted cash	(52)	(54)
Billed receivables	2,393	3,688
Unbilled receivables	690	2,396
Prepaid expenses and other current assets	(50)	647
Other assets	(60)	27
Accounts payable and accrued expenses	1,338	(963)
Accrued payroll and related expenses	11	(2,148)
Refund liabilities	66	(492)
Deferred revenue	(207)	170
Other long-term liabilities	(25)	33
Net cash provided by operating activities	4,918	5,424
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(1,023)	(1,116)
Net cash used in investing activities	(1,023)	(1,116)
Cash flows from financing activities:
Restricted stock repurchased from employees for withholding taxes	(48)	(51)
Proceeds from option exercises	132	45
Repurchase of common stock	(2,624)	(5,488)
Net cash used in financing activities	(2,540)	(5,494)

Effect of exchange rates on cash and cash equivalents	(778)	(1,161)
Net increase (decrease) in cash and cash equivalents	577	(2,347)

Cash and cash equivalents at beginning of period	15,122	25,735
Cash and cash equivalents at end of period	$15,699	$23,388

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13	$14
Cash paid during the period for income taxes, net of refunds received	$358	$188

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company’s Form 10-K for the year ended December 31, 2015.
New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to PRGX is set forth below:

FASB ASC Update No. 2016-09 - In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation (Topic 718). The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The standard will become effective for the Company beginning January 1, 2017 with early adoption permitted. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

FASB ASC Update No. 2016-05 - In March 2016, the FASB issued Accounting Standards Update 2016-05, Derivatives and Hedging (Topic 815). The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard will become effective for the Company beginning January 1, 2018. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended March 31,
Basic earnings (loss) per common share:	2016	2015
Numerator:
Net loss from continuing operations	$(65)	$(2,257)
Net loss from discontinued operations	$(487)	$(701)

Denominator:
Weighted-average common shares outstanding	22,438	26,394

Basic loss per common share from continuing operations	$—	$(0.09)
Basic loss per common share from discontinued operations	$(0.02)	$(0.02)

For all periods presented, basic and diluted net loss per share is the same, as any additional common stock equivalents would be anti-dilutive. We excluded 3.2 million and 3.3 million of stock options from the weighted average diluted common shares outstanding for the three months ended March 31, 2016 and 2015, respectively, which would have been anti-dilutive due to the net loss in those periods. In addition, we excluded 1.8 million of restricted stock units from the calculation of weighted average diluted common shares outstanding for the three months ended March 31, 2016 which would have been anti-dilutive due to the net loss.
We repurchased 663,541 shares of our common stock during the three months ended March 31, 2016 for $2.6 million, and 1,129,932 shares of our common stock during the three months ended March 31, 2015 for $5.5 million.
Pursuant to exercises of outstanding stock options, we issued 46,896 shares of our common stock having a value of approximately $0.1 million in the three months ended March 31, 2016 and 12,863 shares of our common stock having a value of less than $0.1 million in the three months ended March 31, 2015.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation
The Company has two stock-based compensation plans under which awards were outstanding in the relevant periods: (1) the 2006 Management Incentive Plan (“2006 MIP”) and (2) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). We describe the Plans in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015. For all periods presented herein, awards outside the Plans are referred to as inducement awards.
2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. There were no stock option grants during the three months ended March 31, 2016. The following table summarizes stock option grants during the three months ended March 31, 2015:

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
Nonvested stock awards, including both restricted stock and restricted stock units, granted under the 2008 EIP generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards with time-based vesting criteria vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with performance based vesting criteria vest in accordance with specific performance criteria associated with the awards. The following table summarizes nonvested stock awards granted during the three months ended March 31, 2016 and 2015:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2016
Employee group (1)	609,000	2 years	$4.72

2015
Director	2,849	1 year or less	$4.07
Director	8,546	3 years	$4.07
Employee group (2)	1,325,000	2 years	$4.00
Employee inducements (3)	10,000	3 years	$5.29

(1)	The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2016 to five executive officers and three other senior business leaders.

(2)	The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers.

(3)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven executive officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the three months ended March 31, 2015, an aggregate of 6,200 Performance Units were settled, which

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

resulted in the issuance of 3,720 shares of common stock and cash payments of less than $0.1 million. All Performance Units were settled as of June 2015. (For further information, refer to Note 11 in the Company’s Form 10-K for the year ended December 31, 2015).
Performance-Based Restricted Stock Units
On March 31, 2016, five executive officers and three other senior leaders of the Company were granted 609,000 performance-based restricted stock units (“PBUs”) under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 43% of the number of PBUs being settled and the payment of cash in an amount equal to ~~57%~~ of the fair market value of that number of shares of common stock equal to 57% of the number of PBUs being settled. The PBUs vest and become payable based on revenue performance and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
On March 30, 2015, five executive officers of the Company were granted 1,325,000 performance-based restricted stock units (“PBUs”) under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 50% of the number of PBUs being settled and the payment of cash in an amount equal to ~~50%~~ of the fair market value of that number of shares of common stock equal to 50% of the number of PBUs being settled. The PBUs vest and become payable based on the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2016. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 200% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 200% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
Selling, general and administrative expenses for the three months ended March 31, 2016 and 2015 include $0.8 million and $1.1 million, respectively, related to stock-based compensation charges. At March 31, 2016, there was $5.0 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards which we expect to recognize over a weighted-average period of 2.0 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.
Note D – Operating Segments and Related Information
We conduct our operations through the following three reportable segments:
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

During the fourth quarter of 2015, PRGX entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. As a result, the Healthcare Claims Recovery Audit services business has been reported as Discontinued Operations in accordance with US GAAP.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued operations information for the three months ended March 31, 2016 and 2015 is as follows:

Results of Discontinued Operations
(in thousands)

	2016	2015
Revenue, net	(11)	147
Cost of sales	388	610
Selling, general and administrative expense	84	225
Depreciation and amortization	4	13
Loss from discontinued operations before income taxes	(487)	(701)
Income tax expense	—	—
Net loss from discontinued operations	(487)	(701)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the three months ended March 31, 2016 and 2015 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2016
Revenue	$21,567	$9,249	$417	$—	$31,233

Net loss from continuing operations					$(65)
Income tax expense					204
Interest expense (income), net					(29)
EBIT	$3,997	$2,254	$(1,086)	$(5,055)	110
Depreciation of property and equipment	992	98	142	—	1,232
Amortization of intangible assets	372	—	22	—	394
EBITDA	5,361	2,352	(922)	(5,055)	1,736
Other expense (income)			10		10
Foreign currency transaction (gains) losses on short-term intercompany balances	(257)	(746)	(1)	(3)	(1,007)
Transformation severance and related expenses	144	71	—	310	525
Stock-based compensation	—	—	—	773	773
Adjusted EBITDA	$5,248	$1,677	$(913)	$(3,975)	$2,037

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended March 31, 2015
Revenue	$22,417	$9,305	$1,263	$—	$32,985

Net loss from continuing operations					$(2,257)
Income tax expense					455
Interest expense (income), net					(42)
EBIT	$4,078	$(442)	$(885)	$(4,595)	(1,844)
Depreciation of property and equipment	969	153	157	—	1,279
Amortization of intangible assets	441	273	32	—	746
EBITDA	5,488	(16)	(696)	(4,595)	181
Foreign currency transaction (gains) losses on short-term intercompany balances	437	1,318	—	(63)	1,692
Transformation severance and related expenses	56	65	16	10	147
Stock-based compensation	—	—	—	1,132	1,132
Adjusted EBITDA	$5,981	$1,367	$(680)	$(3,516)	$3,152

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note E – Debt
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement (the “2010 Credit Agreement”) with SunTrust Bank (“SunTrust”). Subsequent modifications of the 2010 Credit Agreement were entered into with SunTrust. Most recently, on December 23, 2014, we entered into an amended and restated revolving credit agreement (the “Credit Facility”) with SunTrust. The Credit Facility is guaranteed by the Company and all of its material domestic subsidiaries and secured by substantially all of the assets of the Company.
The amount available for borrowing under the Credit Facility is $20.0 million, and as of March 31, 2016 we had no outstanding borrowings. With the Credit Facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that would have applied at March 31, 2016 had any borrowings been outstanding was approximately 2.19%. We also must pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the Credit Facility.
The Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the Credit Facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the Credit Facility includes customary events of default. The Company was in compliance with the covenants in its Credit Facility as of March 31, 2016.
Note F – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We had no debt outstanding as of March 31, 2016 and December 31, 2015. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of March 31, 2016 and December 31, 2015. We determine the estimated fair values of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risks, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
Note G – Commitments and Contingencies
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

Note H – Income Taxes
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
Note I – Subsequent Events
None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
PRGX Global, Inc. is a global leader in recovery audit and spend analytics services. We conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services – Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes spend analytics (data transformation and cost harmonization), Supplier Information Management ("SIM") services, and the CIPS Sustainability Index ("CSI"). We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will not have a significant adverse impact on our liquidity, and we have taken steps to mitigate the adverse impact of an economic downturn on our revenue and overall financial health. These steps include devoting substantial efforts to develop an improved service delivery model to enable us to more cost effectively serve our clients. Further, we continue to pursue our ongoing growth strategy to expand our business beyond our core recovery audit services to retailers by growing the portion of our business that provides recovery audit services to enterprises other than retailers, such as our offerings to commercial clients; contract compliance service offerings; expansion into new industry verticals, such as resources; and growth within our Adjacent Services segment.

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
Discontinued Operations
As of December 31, 2015, the Company discontinued its HCRA business. PRGX entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. The discussions and financial results in this Report have been adjusted to reflect the discontinued business.
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

Results of Operations from Continuing Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations from continuing operations (Unaudited) for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Revenue	100.0%	100.0%
Operating expenses:
Cost of revenue	69.3	70.2
Selling, general and administrative expenses	28.3	24.1
Depreciation of property and equipment	3.9	3.9
Amortization of intangible assets	1.3	2.3
Total operating expenses	102.8	100.5
Operating loss	(2.8)	(0.5)

Foreign currency transaction (gains) losses on short-term intercompany balances	(3.2)	5.2
Interest expense (income), net	(0.1)	(0.1)
Other expense (income)	—	—
Income (loss) before income taxes	0.5	(5.6)
Income tax expense	0.5	1.4

Net loss	—%	(7.0)%
Three Months Ended March 31, 2016 Compared to the Corresponding Period of the Prior Year from Continuing Operations
Revenue. Revenue was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Recovery Audit Services – Americas	$21,567	$22,417
Recovery Audit Services – Europe/Asia-Pacific	9,249	9,305
Adjacent Services	417	1,263
Total	$31,233	$32,985
Total revenue decreased for the three months ended March 31, 2016 by $1.8 million, or 5.3%, compared to the same period in 2015.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased by $0.9 million, or 3.8%, for the first quarter of 2016 compared to the first quarter of 2015. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. Changes in the average value of the U.S. dollar relative to foreign currencies negatively impacted our reported revenue as compared to the prior year period. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates, revenue for the first quarter of 2016 decreased by 2.1% compared to a decrease of 3.8% as reported.
In addition to the impact of the change in FX rates, the year over year net decrease in our Recovery Audit Services – Americas revenue in the three months ended March 31, 2016 was due to a number of other factors. Revenue at our existing clients declined 3.5% in the three-month period primarily due to lower contingency fee rates and a change in position from primary auditor to secondary auditor at a large client. In addition, we lost a large U.S. client in the third quarter of 2015 due to bankruptcy which negatively impacted revenue in the first quarter of 2016 by 2.1%. Partially offsetting these declines, revenue increased 3.0% in the three-month period due to new clients.

Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $0.1 million, or 0.6%, for the three months ended March 31, 2016 compared to the same period in 2015. One of the factors contributing to changes in our reported revenue is the strength of the U.S. dollar relative to foreign currencies. On a constant dollar basis, adjusted for changes in foreign exchange rates, Recovery Audit Services - Europe/Asia-Pacific revenue for the first quarter of 2016 increased year over year by 3.2% compared to a decrease of 0.6% as reported. The net increase on a constant dollar basis was primarily attributable to scope expansion at existing clients and included net increases in revenue of 1.1% attributable to new clients.
Adjacent Services revenue decreased by $0.8 million, or 67.0%, for the three months ended March 31, 2016 compared to the same period in 2015. $0.4 million of this decrease was due to the sale of our document services business in the third quarter of 2015.
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
COR was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Recovery Audit Services – Americas	$14,324	$14,971
Recovery Audit Services – Europe/Asia-Pacific	6,112	6,437
Adjacent Services	1,210	1,759
Total	$21,646	$23,167
COR as a percentage of revenue for Recovery Audit Services – Americas was 66.4% and 66.8% for the three months ended March 31, 2016 and 2015, respectively. The reduction in COR as a percentage of revenue for the three months ended March 31, 2016 compared to the same period in 2015 is considered immaterial.
COR for Recovery Audit Services – Europe/Asia-Pacific decreased $0.3 million for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to our continued process improvements. The reductions in COR resulting from these improvements were partially offset by the costs associated with new regional operational leadership that was not in place in the first quarter of 2015
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific is generally higher than COR as a percentage of revenue for Recovery Audit Services – Americas primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.
Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. Due to the nature of these costs and the reduced Adjacent Services revenue, COR as a percentage of revenue increased to 290.2% for the three months ended March 31, 2016 from 139.3% for the same period in the prior year.
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

SG&A expenses were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Recovery Audit Services – Americas	$2,139	$1,521
Recovery Audit Services – Europe/Asia-Pacific	1,530	1,566
Adjacent Services	120	200
Subtotal for reportable segments	3,789	3,287
Corporate Support	5,059	4,657
Total	$8,848	$7,944
Recovery Audit Services – Americas SG&A increased by $0.6 million, or 40.6%, for the three months ended March 31, 2016 from the comparable period in 2015 due primarily to favorable foreign exchange rates in certain transactions and favorable bad debt adjustments in the 2015 period.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased less than $0.1 million for the three months ended March 31, 2016 compared to the same period in 2015. Although new sales personnel were in place for the first quarter of 2016, this decrease is primarily due to reduced compensation expenses.
Adjacent Services SG&A decreased less than $0.1 million, in the three months ended March 31, 2016 compared to the same period in 2015. This decrease is primarily due to reduced compensation expenses.
Corporate Support SG&A increased $0.4 million, or 8.6%, for the three months ended March 31, 2016 compared to the same period in 2015. This increase is primarily due to increases in U.S. healthcare benefit costs.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Recovery Audit Services – Americas	$992	$969
Recovery Audit Services – Europe/Asia-Pacific	98	153
Adjacent Services	142	157
Total	$1,232	$1,279
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Recovery Audit Services – Americas	$372	$441
Recovery Audit Services – Europe/Asia-Pacific	—	273
Adjacent Services	22	32
Total	$394	$746
The decrease in amortization expense for the three months ended March 31, 2016 compared to the same period in 2015 is primarily due to the end of the finite lives of certain intangible assets, no new significant intangible assets since 2013, and the disposition of intangible assets as a result of the sale of our Chicago, Illinois-based consulting practice on October 1, 2014 and our document services business in the third quarter of 2015. Unless we complete an acquisition in any of our reportable segments in 2016, we anticipate that amortization expense will continue to decrease in 2016 compared to 2015.

Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended March 31, 2016, we recorded foreign currency transaction gains of $1.0 million on short-term intercompany balances. In the three months ended March 31, 2015, we recorded losses of $1.7 million on short-term intercompany balances.
Net Interest Expense (Income). Net interest income was less than $0.1 million for the three months ended March 31, 2016 and 2015 due to reductions in interest accruals on uncertain tax positions which slightly exceeded interest expense for the period.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three months ended March 31, 2016 and 2015 primarily results from taxes on the income of certain of our foreign subsidiaries.
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
Reconciliations of net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(552)	$(2,958)
Income tax expense	204	455
Interest expense (income), net	(29)	(42)
EBIT	(377)	(2,545)
Depreciation of property and equipment	1,236	1,292
Amortization of intangible assets	394	746
EBITDA	1,253	(507)
Foreign currency transaction (gains) losses on short-term intercompany balances	(1,007)	1,692
Transformation severance and related expenses	537	147
Other gains and losses	10	—
Stock-based compensation	764	1,132
Adjusted EBITDA	$1,557	$2,464
Transformation severance and related expenses increased $0.4 million for the three months ended March 31, 2016 compared to the same period in 2015. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation decreased $0.4 million, or 32.5%, for the three months ended March 31, 2016 compared to the same period in 2015 due primarily to relatively little expense associated with equity awards granted during the 2015 fiscal year.

We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Recovery Audit Services – Americas	$5,248	$5,981
Recovery Audit Services – Europe/Asia-Pacific	1,677	1,367
Adjacent Services	(913)	(680)
Subtotal for reportable segments	6,012	6,668
Corporate Support	(3,975)	(3,516)
Total	$2,037	$3,152
Recovery Audit Services – Americas Adjusted EBITDA decreased by $0.7 million, or 12.2%, for the three months ended March 31, 2016 compared to the same period in 2015. This decrease is due mainly to reduced revenues which were partially offset by reductions in operating expenses.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA increased by $0.3 million, or 22.7%, for the three months ended March 31, 2016, compared to the same period in 2015. This increase is due to reductions in COR and SG&A expenses.
Adjacent Services Adjusted EBITDA decreased $0.2 million for the three months ended March 31, 2016, compared to the same period in 2015. This decrease is due mainly to reduced revenues which were partially offset by reductions in operating expenses.
Corporate Support Adjusted EBITDA declined by $0.5 million, or 13.1%, for the three months ended March 31, 2016 compared to the same period in 2015. This decrease is due primarily to increased healthcare benefit costs.
Liquidity and Capital Resources
Cash and cash equivalents include all cash balances and highly liquid investments with an initial maturity of three months or less from the date of purchase. We place our temporary cash investments with high credit quality financial institutions. At times, certain investments may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit or otherwise may not be covered by FDIC insurance. Some of our cash and cash equivalents are held at banks in jurisdictions outside the U.S. that have restrictions on transferring such assets outside of these countries on a temporary or permanent basis. Such restricted net assets are not material to our consolidated net assets.
As of March 31, 2016, we had $15.7 million in cash and cash equivalents and no borrowings outstanding against our $20.0 million revolving credit facility. Our cash and cash equivalents as of March 31, 2016 included short-term investments of approximately $3.2 million the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.
Operating Activities. Net cash provided by operating activities was $4.9 million and $5.4 million during the three months ended March 31, 2016 and 2015, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Net loss	$(552)	$(2,958)
Adjustments for certain non-cash items	1,391	5,078
	839	2,120
Changes in operating assets and liabilities	4,079	3,304
Net cash provided by operating activities	$4,918	$5,424

The change in net cash provided by operating activities primarily resulted from the reduced net income after adjustments for non-cash items. This decrease was partially offset by increased cash flow from operating assets. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $1.0 million and $1.1 million during the three months ended March 31, 2016 and 2015, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2016. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash used by financing activities was $2.5 million and $5.5 million for the three months ended March 31, 2016 and 2015, respectively. The decrease in net cash used by financing activities is due primarily to the reduced level of stock repurchases for the three months of 2016 compared to the same period in 2015.
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
As of March 31, 2016, we had no outstanding borrowings under the SunTrust credit facility. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate that would have applied at March 31, 2016 had any borrowings been outstanding was approximately 2.19%.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of March 31, 2016.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.

Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. In March 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. In October 2014, our Board of Directors authorized a
$20.0 million increase to the stock repurchase program. In October 2015, our Board of Directors authorized a
$10.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to
$50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement of the Company’s current stock repurchase program through March 31, 2016, the Company has repurchased 8.4 million shares, or 27.9%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $43.3 million. For the three months ended March 31, 2016, we repurchased 0.7 million shares under this plan for an aggregate cost of $2.6 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of March 31, 2016, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

Critical Accounting Policies
We describe the Company’s significant accounting policies in Note 1 of Notes to Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. We consider certain of these accounting policies to be “critical” to the portrayal of the Company’s financial position and results of operations, as they require the application of significant judgment by management. As a result, they are subject to an inherent degree of uncertainty. We identify and discuss these “critical” accounting policies in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Management bases its estimates and judgments on historical experience and on various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates and judgments, including those considered “critical”. Management has discussed the development, selection and evaluation of accounting estimates, including those deemed “critical,” and the associated disclosures in this Form 10-Q with the Audit Committee of the Board of Directors.

Forward-Looking Statements
Some of the information in this Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which statements involve substantial risks and uncertainties including, without limitation, statements regarding: (1) future results of operations or of the Company’s financial condition, (2) the adequacy of the Company’s current working capital and other available sources of funds, (3) the Company's goals and plans for the future, including its strategic initiatives and growth opportunities, (4) expectations regarding future revenue trends, and (5) the expected impact of the Company’s decision to exit the Company's Healthcare Claims Recovery Audit Services business. All statements that cannot be assessed until the occurrence of a future event or events should be considered forward-looking. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and can be identified by the use of forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Risks and uncertainties that may potentially impact these forward-looking statements include, without limitation, those set forth under Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and its other periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation or duty to update or modify these forward-looking statements.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended March 31, 2016, we recognized $2.5 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by $0.3 million for the three months ended March 31, 2016. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of March 31, 2016, we had no borrowings outstanding against our $20.0 million revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to a variety of legal proceedings arising in the normal course of business. While the results of these proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risks facing the Company as described in the Company’s Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s current credit facility prohibits the payment of any cash dividends on the Company’s capital stock.
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended March 31, 2016:

2016	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
January 1 - January 31	198,906	$3.83	197,480	$—
February 1 - February 29	228,616	$3.55	226,040	$—
March 1 - March 31	240,021	$4.45	240,021	$—
	667,543	$3.95	663,541	6.5

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. In March 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. In October 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program. In October 2015, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to $50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement of the Company’s current stock repurchase program through March 31, 2016, the Company has repurchased 8.4 million shares, or 27.9%, of its common stock outstanding on the date of the announcement, for an aggregate cost of $43.3 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended March 31, 2016.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended March 31, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

May 6, 2016	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

May 6, 2016	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)