Form 10-Q
period 2016-06-30
PRGX GLOBAL, INC.
filed 2016-08-05
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at July 31, 2016 were 21,831,025.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended June 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$35,291	$36,995	$66,524	$69,980
Operating expenses:
Cost of revenue	23,431	24,111	45,077	47,278
Selling, general and administrative expenses	9,620	9,185	18,468	17,129
Depreciation of property and equipment	1,216	1,294	2,448	2,573
Amortization of intangible assets	395	754	789	1,500
Total operating expenses	34,662	35,344	66,782	68,480
Operating income (loss)	629	1,651	(258)	1,500
Foreign currency transaction (gains) losses on short-term intercompany balances	196	(416)	(811)	1,276
Interest expense (income), net	(12)	(53)	(41)	(95)
Other Income (loss)	18	—	28	—
Income (loss) from continuing operations before income tax	427	2,120	566	319
Income tax expense	460	296	664	751
Net income (loss) from continuing operations	$(33)	$1,824	$(98)	$(432)

Discontinued operations:
Income (loss) from discontinued operations	$(559)	$(727)	$(1,046)	$(1,429)
Other (income) loss	—	—	—	—
Income tax expense (benefit)	—	—	—	—
Net income (loss) from discontinued operations	$(559)	$(727)	$(1,046)	$(1,429)

Net income (loss)	$(592)	$1,097	$(1,144)	$(1,861)

Basic earnings (loss) per common share:
Basic earnings (loss) from continuing operations (Note B)	$—	$0.07	$—	$(0.02)
Basic earnings (loss) from discontinued operations	(0.03)	(0.03)	(0.05)	(0.05)
Total basic earnings (loss) per common share	$(0.03)	$0.04	$(0.05)	$(0.07)

Diluted earnings (loss) per common share:
Diluted earnings (loss) from continuing operations	$—	$0.07	$—	$(0.02)
Diluted earnings (loss) from discontinued operations	(0.03)	(0.03)	(0.05)	(0.05)
Total diluted earnings (loss) per common share	$(0.03)	$0.04	$(0.05)	$(0.07)

Weighted-average common shares outstanding (Note B):
Basic	21,969	26,497	22,202	26,446
Diluted	21,969	26,553	22,202	26,446

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(592)	$1,097	$(1,144)	$(1,861)
Foreign currency translation adjustments	(118)	183	(487)	152
Comprehensive income (loss)	$(710)	$1,280	$(1,631)	$(1,709)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$15,174	$15,122
Restricted cash	144	48
Receivables:
Contract receivables, less allowances of $1,092 in 2016 and $930 in 2015:
Billed	24,209	26,576
Unbilled	1,673	1,967
	25,882	28,543
Employee advances and miscellaneous receivables, less allowances of $601 in 2016 and $681 in 2015	1,675	1,740
Total receivables	27,557	30,283
Prepaid expenses and other current assets	2,911	2,323
Total current assets	45,786	47,776
Property and equipment	61,106	59,747
Less accumulated depreciation and amortization	(49,986)	(48,167)
Property and equipment, net	11,120	11,580
Goodwill	11,729	11,810
Intangible assets, less accumulated amortization of $35,646 in 2016 and $35,708 in 2015	5,874	6,684
Noncurrent portion of unbilled receivables	760	656
Other assets	2,151	1,885
Total assets	$77,420	$80,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,834	$5,966
Accrued payroll and related expenses	10,920	11,278
Refund liabilities	7,962	7,887
Deferred revenue	951	965
Other current liabilities	39	39
Total current liabilities	26,706	26,135
Noncurrent refund liabilities	786	752
Other long-term liabilities	1,322	1,089
Total liabilities	28,814	27,976
Commitments and contingencies (Note G)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 21,831,025 shares issued and outstanding at June 30, 2016 and 22,681,656 shares issued and outstanding at December 31, 2015	218	227
Additional paid-in capital	573,363	575,532
Accumulated deficit	(525,282)	(524,138)
Accumulated other comprehensive income	307	794
Total shareholders’ equity	48,606	52,415
Total liabilities and shareholders’ equity	$77,420	$80,391
See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,144)	$(1,861)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,244	4,096
Stock-based compensation expense	1,799	3,149
Loss on sale of fixed assets	14	—
Deferred income taxes	(267)	191
Foreign currency transaction (gains) losses on short-term intercompany balances	(811)	1,276
Changes in operating assets and liabilities:
Restricted cash	(96)	(109)
Billed receivables	2,077	4,903
Unbilled receivables	190	1,490
Prepaid expenses and other current assets	(510)	(513)
Other assets	(44)	31
Accounts payable and accrued expenses	1,105	(234)
Accrued payroll and related expenses	(442)	(4,133)
Refund liabilities	109	(444)
Deferred revenue	17	(351)
Other long-term liabilities	221	(9)
Net cash provided by operating activities	5,462	7,482
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(2,138)	(2,197)
Net cash used in investing activities	(2,138)	(2,197)
Cash flows from financing activities:
Restricted stock repurchased from employees for withholding taxes	(143)	(280)
Proceeds from option exercises	132	45
Repurchase of common stock	(3,658)	(10,340)
Net cash used in financing activities	(3,669)	(10,575)

Effect of exchange rates on cash and cash equivalents	397	(763)
Net increase (decrease) in cash and cash equivalents	52	(6,053)

Cash and cash equivalents at beginning of period	15,122	25,735
Cash and cash equivalents at end of period	$15,174	$19,682

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15	$14
Cash paid during the period for income taxes, net of refunds received	$385	$449

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
Basic earnings (loss) per common share:	2016	2015	2016	2015
Numerator:
Net earnings (loss) from continuing operations:	$(33)	$1,824	$(98)	$(432)
Net earnings (loss) from discontinued operations:	$(559)	$(727)	$(1,046)	$(1,429)

Denominator:
Weighted-average basic common shares outstanding:	21,969	26,497	22,202	26,446
Effect of dilutive securities from stock-based compensation plans	—	56	—	—
Weighted-average diluted common shares outstanding:	$21,969	$26,553	$22,202	$26,446

Basic earnings (loss) per common share from continuing operations:	$—	$0.07	$—	$(0.02)
Basic earnings (loss) per common share from discontinued operations:	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Total basic earnings (loss) per common share	$(0.03)	$0.04	$(0.05)	$(0.07)

Diluted earnings (loss) per common share from continuing operations:	$—	$0.07	$—	$(0.02)
Diluted earnings (loss) per common share from discontinued operations:	$(0.03)	$(0.03)	$(0.05)	$(0.05)
Total diluted earnings (loss) per common share	$(0.03)	$0.04	$(0.05)	$(0.07)
For those periods presented that generated a net loss, basic and diluted net loss per share is the same, as any additional common stock and equivalents would be anti-dilutive. For the three and six months ended June 30, 2016, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share anti-dilutive shares underlying options that totaled 3.4 million shares. In addition, we excluded 2.7 million of restricted stock units from the calculation of weighted-average diluted common shares outstanding for the three and six months ended June 30, 2016 which would have been anti-dilutive due to the net loss. For the three and six months ended June 30, 2015, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share anti-dilutive shares underlying options that totaled 3.5 million shares.
We repurchased 218,005 shares of our common stock during the three months ended June 30, 2016 for $1.0 million, and 881,546 shares of our common stock during the six months ended June 30, 2016 for $3.6 million. We repurchased 1,046,828 shares of our common stock during the three months ended June 30, 2015 for $4.9 million, and 2,176,760 shares of our common stock during the six months ended June 30, 2015 for $10.3 million.
Pursuant to exercises of stock options, we issued no shares of our common stock in the three months ended June 30, 2016 and 46,896 shares of our common stock having a value of approximately $0.1 million in the six months ended June 30, 2016. In connection with the exercise of stock options, we issued no shares of our common stock in the three months ended June 30, 2015 and 12,863 shares of our common stock having a value of less than $0.1 million in the six months ended June 30, 2015.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note C – Stock-Based Compensation
Awards were outstanding in the relevant periods pursuant to two Company stock-based compensation plans: (1) the 2006 Management Incentive Plan (“2006 MIP”) and (2) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). We describe the Plans in the Company’s Annual Report on Form 10–K for the fiscal year ended December 31, 2015. For all periods presented herein, awards outside the Plans are referred to as inducement awards.
2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the six months ended June 30, 2016 and 2015:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2016
Director	175,000	1 year or less	$5.04	$2.72
Employee inducements (1)	60,000	3 years	$4.79	$2.88

2015
Director	249,273	1 year or less	$4.49	$2.44
Director	17,092	3 years	$3.99	$1.33
Employee inducements (2)	135,000	3 years	$5.51	$1.42

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first six months of 2016 in connection with an employee joining the Company.

(2)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first six months of 2015 to three employees in connection with the employees joining the Company.

Nonvested stock awards, including both restricted stock and restricted stock units, granted under the 2008 EIP generally are nontransferable until vesting and the holders are entitled to receive dividends with respect to the nonvested shares. Prior to vesting, the grantees of restricted stock are entitled to vote the shares, but the grantees of restricted stock units are not entitled to vote the shares. Generally, nonvested stock awards with time-based vesting criteria vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. Nonvested stock awards with performance-based vesting criteria vest in accordance with specific performance criteria associated with the awards. The following table summarizes nonvested stock awards granted during the six months ended June 30, 2016 and 2015:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2016
Employee group (1)	1,250,750	2 years	$4.88
Employee inducements (2)	90,000	2 years	$4.94

2015
Director	4,273	1 year or less	$4.02
Director	17,092	3 years	$3.99
Employee group (3)	1,325,000	2 years	$4.00
Employee inducements (4)	10,000	3 years	$5.29

(1)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first six months of 2016 to five executive officers, three senior business leaders and certain other employees.

(2)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the second quarter of 2016 to two employees in connection with the employees joining the Company.

(3)	The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers.

(4)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.

2006 MIP Performance Units
On June 19, 2012, seven executive officers of the Company were granted 154,264 Performance Units under the 2006 MIP, comprising all of the then remaining available awards under the 2006 MIP. The awards had an aggregate grant date fair value of $1.2 million and vest ratably over three years. Upon vesting, the Performance Units will be settled by the issuance of Company common stock equal to 60% of the number of Performance Units being settled and the payment of cash in an amount equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled. During the six months ended June 30, 2015, an aggregate of 16,530 Performance Units were settled, which resulted in the issuance of 9,918 shares of common stock and cash payments of less than $0.1 million. All Performance Units were settled as of June 2015. For further information regarding the Performance Units, refer to Note 11 in the Company's Form 10-K for the year ended December 31, 2015.
Performance-Based Restricted Stock Units

On June 27, 2016, certain employees of the Company were granted 641,750 performance-based restricted stock units (“PBUs”) under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 40% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 60% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
On June 20, 2016, a senior leader of the Company was granted 30,000 PBUs outside of the existing stock-based compensation plan as an inducement for employment. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 40% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 60% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On May 5, 2016, an executive officer of the Company was granted 60,000 PBUs outside of the existing stock-based compensation plan as an inducement for employment. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 43% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 57% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
On March 31, 2016, five executive officers and three other senior leaders of the Company were granted 609,000
PBUs under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 43% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 57% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
On March 30, 2015, eight executive officers of the Company were granted 1,325,000 PBUs under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 50% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 50% of the number of PBUs being settled. The PBUs vest and become payable based on the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2016. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 200% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 200% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
Stock Appreciation Rights

On April 27, 2016, the Company's Chief Executive Officer was granted stock appreciation rights (“SARs”) covering 200,000 shares of the Company’s common stock under the 2008 EIP. The SARs were issued with an initial value per share equal to $4.71. The SARs will vest and become payable in cash in a lump sum (net of applicable withholdings) on June 30, 2018, subject to the Chief Executive Officer’s continued employment through such date. Upon vesting, the Company will pay an amount equal to the excess of (i) the fair market value, as of June 30, 2018, of the shares of the Company’s common stock with respect to the SARs that have become vested and payable over (ii) the aggregate initial value of such SARs.
Selling, general and administrative expenses for the three months ended June 30, 2016 and 2015 include $1.0 million and $2.0 million, respectively, related to stock-based compensation charges. Selling, general and administration expenses for the six months ended June 30, 2016 and 2015 include $1.8 million and $3.1 million, respectively, related to stock-based compensation charges. At June 30, 2016, there was $8.4 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards, which we expect to recognize over a weighted-average period of 1.51 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.

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

Discontinued operations information for the three months ended June 30, 2016 and 2015 is as follows:

Results of Discontinued Operations
(in thousands)

	2016	2015
Revenue, net	(4)	294
Cost of sales	451	809
Selling, general and administrative expense	100	202
Depreciation and amortization	4	10
Loss from discontinued operations before income taxes	(559)	(727)
Income tax expense	—	—
Net loss from discontinued operations	(559)	(727)
Discontinued operations information for the six months ended June 30, 2016 and 2015 is as follows:

Results of Discontinued Operations
(in thousands)

	2016	2015
Revenue, net	(15)	441
Cost of sales	840	1,420
Selling, general and administrative expense	184	427
Depreciation and amortization	7	23
Loss from discontinued operations before income taxes	(1,046)	(1,429)
Income tax expense	—	—
Net loss from discontinued operations	(1,046)	(1,429)

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
Segment information for the three and six months ended June 30, 2016 and 2015 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2016
Revenue	$25,122	$8,698	$1,471	$—	$35,291

Net income (loss) from continuing operations					$(33)
Income tax expense					460
Interest expense (income), net					(12)
EBIT	$5,998	$505	$(488)	$(5,600)	415
Depreciation of property and equipment	936	140	140	—	1,216
Amortization of intangible assets	373	—	22	—	395
EBITDA	7,307	645	(326)	(5,600)	2,026
Other expense (income)			18		18
Foreign currency transaction (gains) losses on short-term intercompany balances	30	185	7	(26)	196
Transformation severance and related expenses	276	25	—	(76)	225
Stock-based compensation	—	—	—	1,035	1,035
Adjusted EBITDA	$7,613	$855	$(301)	$(4,667)	$3,500

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended June 30, 2015
Revenue	$25,350	$9,950	$1,695	$—	$36,995

Net income (loss) from continuing operations					$1,824
Income tax expense					296
Interest expense (income), net					(53)
EBIT	$6,505	$1,796	$(1,041)	$(5,193)	2,067
Depreciation of property and equipment	979	153	162	—	1,294
Amortization of intangible assets	441	280	33	—	754
EBITDA	7,925	2,229	(846)	(5,193)	4,115
Foreign currency transaction (gains) losses on short-term intercompany balances	(179)	(246)	1	8	(416)
Transformation severance and related expenses	108	203	14	26	351
Stock-based compensation	—	—	—	2,017	2,017
Adjusted EBITDA	$7,854	$2,186	$(831)	$(3,142)	$6,067

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2016
Revenue	$46,689	$17,947	$1,888	$—	$66,524

Net income (loss) from continuing operations					$(98)
Income tax expense					664
Interest expense (income), net					(41)
EBIT	$9,996	$2,759	$(1,574)	$(10,656)	525
Depreciation of property and equipment	1,928	238	282	—	2,448
Amortization of intangible assets	745	—	44	—	789
EBITDA	12,669	2,997	(1,248)	(10,656)	3,762
Other expense (income)			28		28
Foreign currency transaction (gains) losses on short-term intercompany balances	(228)	(561)	6	(28)	(811)
Transformation severance and related expenses	420	96	—	243	759
Stock-based compensation	—	—	—	1,799	1,799
Adjusted EBITDA	$12,861	$2,532	$(1,214)	$(8,642)	$5,537

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Six Months Ended June 30, 2015
Revenue	$47,767	$19,255	$2,958	$—	$69,980

Net income (loss) from continuing operations					$(432)
Income tax expense					751
Interest expense (income), net					(95)
EBIT	$10,583	$1,354	$(1,926)	$(9,787)	224
Depreciation of property and equipment	1,948	306	319	—	2,573
Amortization of intangible assets	882	553	65	—	1,500
EBITDA	13,413	2,213	(1,542)	(9,787)	4,297
Foreign currency transaction (gains) losses on short-term intercompany balances	258	1,072	1	(55)	1,276
Transformation severance and related expenses	164	268	30	35	497
Stock-based compensation	—	—	—	3,149	3,149
Adjusted EBITDA	$13,835	$3,553	$(1,511)	$(6,658)	$9,219

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
The amount available for borrowing under the Credit Facility is $20.0 million, and as of June 30, 2016 we had no outstanding borrowings. With the Credit Facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that would have applied at June 30, 2016 had any borrowings been outstanding was approximately 2.21%. We also must pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the Credit Facility.
The Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the Credit Facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the Credit Facility includes customary events of default. The Company was in compliance with the covenants in its Credit Facility as of June 30, 2016.
Note F – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We had no debt outstanding as of June 30, 2016 and December 31, 2015. We consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs).
We had no business acquisition obligations as of June 30, 2016 and December 31, 2015. We determine the estimated fair values of business acquisition obligations based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risks, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
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

PRGX Global, Inc. is a global leader in recovery audit and spend analytics services. We conduct our operations through three reportable segments: Recovery Audit Services – Americas, Recovery Audit Services – Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services – Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services – Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes advisory and analytics (data transformation and cost harmonization) and Supplier Information Management ("SIM") services. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Recovery audit services are part of the broader Procure-to-Pay (“P2P”) services market space, focused on the payment side of the P2P market.
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

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy. Included in our growth strategy are our investments in technology platforms and improved operational processes within our retail recovery audit business. In addition, we continue to pursue the expansion of our business beyond retail recovery audit services by growing the portion of our business that provides recovery audit services to enterprises other than retailers; growing our contract compliance service offerings; expanding into new industry verticals, such as resources; and

growing our Adjacent Services. We believe that our recovery audit business platform uniquely positions us to create value for clients and gives us a competitive advantage over other players in the broader P2P market for four fundamental reasons:

a)
We already have the data - we serve a large and impressive list of very large, multinational companies in our core recovery audit business, which requires access to and processing of these clients' detailed P2P data on a daily, weekly or at least periodic basis;

b)
We know the data and underlying processes - the work we do in recovery audit requires that we fully understand our clients’ systems, buying practices, receiving and payment procedures, as well as their suppliers’ contracting, performance and billing practices;

c)
We take a different perspective in analyzing the data - we look horizontally across our clients' processes and organizational structures versus vertically, which is how most companies are organized and Enterprise Resource Planning systems are designed; and

d)	Our contingent fee recovery audit value proposition minimizes our clients' cost of entry and truly aligns us with our clients.

If our growth strategy is not successful, we have processes in place to mitigate any corresponding financial impact. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost effectively serve our clients and maintaining the flexibility to control the compensation-related portions of our cost structure.
As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ P2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services include our global SIM services offering.

Discontinued Operations

As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit business. PRGX entered into agreements with third parties to fulfill its Medicare RAC program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect. The discussions and financial results in this Report have been adjusted to reflect the discontinued business.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	66.4	65.2	67.8	67.6
Selling, general and administrative expenses	27.3	24.8	27.8	24.5
Depreciation of property and equipment	3.4	3.5	3.7	3.7
Amortization of intangible assets	1.1	2.1	1.2	2.0
Total operating expenses	98.2	95.6	100.5	97.8
Operating income (loss)	1.8	4.4	(0.5)	2.2

Foreign currency transaction (gains) losses on short-term intercompany balances	0.6	(1.1)	(1.2)	1.8
Interest expense (income), net	—	(0.1)	—	(0.1)
Income (loss) before income taxes	1.2	5.6	0.7	0.5
Income tax expense	1.3	0.8	1.0	1.1

Net income (loss)	(0.1)%	4.8%	(0.3)%	(0.6)%
Three and Six Months Ended June 30, 2016 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$25,122	$25,350	$46,689	$47,767
Recovery Audit Services – Europe/Asia-Pacific	8,698	9,950	17,947	19,255
Adjacent Services	1,471	1,695	1,888	2,958
Total	$35,291	$36,995	$66,524	$69,980
Total revenue decreased for the three months ended June 30, 2016 by $1.7 million, or 4.6%, compared to the same period in 2015. Total revenue decreased for the six months ended June 30, 2016 by $3.5 million, or 4.9%, compared to the same period in 2015.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue decreased by $0.2 million, or 0.9%, for the second quarter of 2016 compared to the second quarter of 2015. For the six months ended June 30, 2016, revenue decreased by $1.1 million, or 2.3%, compared to the same period in the prior year. On a constant dollar basis, adjusted for changes in foreign exchange (“FX”) rates and after reducing revenue in the 2015 periods to adjust for a large U.S. client who filed bankruptcy in August 2015, revenue increased by 1.3% for the second quarter of 2016 and increased 0.6% during the first six months of 2016 compared to the corresponding periods in 2015. The 1.3% increase for the three-month period on a constant dollar basis, and adjusted for the large U.S. client bankruptcy, was due to a net increase of 2.2% for existing and new clients which was primarily the result of our continued investments in our technology platforms and our focus on operational improvements, which include the implementation at certain clients of our audit acceleration programs and/or our audit maturity model. These programs are designed to improve audit performance and standardized processes and tools. These increases were partially offset by a decrease of 0.9% for exited clients. The 0.6% net increase for the six month periods on a constant dollar basis, and adjusted for the large U.S. client bankruptcy was due to a net revenue increase of 1.7% for existing and new clients partially offset by a decrease of 0.8% for exited clients.

Recovery Audit Services – Europe/Asia-Pacific revenue decreased by $1.3 million, or 12.6%, for the three months ended June 30, 2016 compared to the same period in 2015. For the six months ended June 30, 2016, revenue decreased by $1.3 million, or 6.8%, compared to the same period in 2015. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services - Europe/Asia-Pacific revenue decreased by 7.5% for the second quarter of 2016 and decreased by 2.1% during the first six months of 2016 compared to the same periods in 2015. The 7.5% decrease on a constant dollar basis for the three-month period included net decreases in revenue of 8.3% for existing clients and 1.3% for exited clients. These decreases were partially offset by a net increase in revenue of 2.3% attributable to new clients. The 2.1% net decrease in revenue on a constant dollar basis for the six-month period included a net increase of 2.1% for new clients, which was offset by net decreases in revenue of 2.6% for existing clients and 1.6% for exited clients.
Adjacent Services revenue decreased by $0.2 million, or 13.2%, for the three months ended June 30, 2016 and decreased $1.1 million, or 36.2%, for the six months ended June 30, 2016 compared to the same periods in 2015. On a constant dollar basis, adjusted for changes in FX rates and excluding revenue for the 2015 periods from the document services business we sold in August 2015, Adjacent Services revenue increased 30.2% for the second quarter of 2016 and 1.4% for the first six months of 2016 compared to the same periods in 2015.
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
COR was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$15,614	$15,162	$29,938	$30,133
Recovery Audit Services – Europe/Asia-Pacific	6,261	6,607	12,373	13,044
Adjacent Services	1,556	2,342	2,766	4,101
Total	$23,431	$24,111	$45,077	$47,278
COR as a percentage of revenue for Recovery Audit Services – Americas was 62.2% and 59.8% for the three months ended June 30, 2016 and 2015, respectively, and 64.1% and 63.1% for the six months ended June 30, 2016 and 2015, respectively. The increase in COR as a percentage of revenue for the three and six months ended June 30, 2016 compared to the same periods in 2015 is primarily due to an increase in transformation costs as well as costs associated with senior leadership and audit staff personnel that were not in place in the prior periods.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 72.0% and 66.4% for the three months ended June 30, 2016 and 2015, respectively, and 68.9% and 67.7% for the six months ended June 30, 2016 and 2015, respectively. The increase in COR as a percentage of revenue for the three and six months ended June 30, 2016 compared to the same periods in 2015 is primarily due to costs associated with senior leadership and audit staff personnel that were not in place in the prior periods.
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

Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. COR as a percentage of revenue for Adjacent Services was 105.8% and 138.2% for the three months ended June 30, 2016 and 2015, respectively, and 146.5% and 138.6% for the six months ended June 30, 2016 and 2015, respectively. COR declined 33.6% and 32.6% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 due primarily to the removal of costs associated with the document services business we sold in the third quarter of 2015, as well as reductions in the use of outside contractors.

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
SG&A expenses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$2,171	$2,442	$4,310	$3,963
Recovery Audit Services – Europe/Asia-Pacific	1,608	1,360	3,138	2,926
Adjacent Services	216	198	336	398
Subtotal for reportable segments	3,995	4,000	7,784	7,287
Corporate Support	5,625	5,185	10,684	9,842
Total	$9,620	$9,185	$18,468	$17,129
Recovery Audit Services – Americas SG&A decreased by $0.3 million, or 11.1%, for the three months ended June 30, 2016 and increased by $0.3 million, or 8.8%, for the six months ended June 30, 2016 compared to the same periods in 2015. The decrease for the three-month period is due primarily to lower compensation expense that resulted from our transformation efforts. The increase in the six-month period is mainly due to an increased use of outside contractors and adjustments to bad debt expense which were partially offset by the lower compensation expenses experienced in the three month period ended June 30, 2016.
Recovery Audit Services – Europe/Asia-Pacific SG&A increased $0.2 million, or 18.2%, in the three months ended June 30, 2016 and increased $0.2 million, or 7.2%, in the six months ended June 30, 2016 compared to the same periods in 2015. These increases are due mainly to additional facility costs and adjustments to bad debt expense.
Adjacent Services SG&A increased less than $0.1 million, or 9.1%, in the three months ended June 30, 2016 and decreased less than $0.1 million, or 15.6%, in the six months ended June 30, 2016 compared to the same periods in 2015.
Corporate Support SG&A increased $0.4 million, or 8.5%, for the three months ended June 30, 2016 and increased $0.8 million, or 8.6%, for the six months ended June 30, 2016 compared to the same periods in 2015. These increases are primarily due to increases in legal and U.S. healthcare benefit costs. Partially offseting these increased expenses were reductions in stock-based compensation and other unallocated SG&A expenses.
Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$936	$979	$1,928	$1,948
Recovery Audit Services – Europe/Asia-Pacific	140	153	238	306
Adjacent Services	140	162	282	319
Total	$1,216	$1,294	$2,448	$2,573
The overall decrease in depreciation relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$373	$441	$745	$882
Recovery Audit Services – Europe/Asia-Pacific	—	280	—	553
Adjacent Services	22	33	44	65
Total	$395	$754	$789	$1,500
The decreases in amortization expense for the three months ended June 30, 2016 and six months ended June 30, 2016 compared to the same periods in 2015 are primarily due to the end of the finite lives of certain intangible assets and the disposition of intangible assets as a result of the sale of our document services business in the third quarter of 2015. Unless we complete an acquisition in any of our reportable segments in 2016, we anticipate that amortization expense will continue to decrease in 2016 compared to 2015.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended June 30, 2016 we recorded foreign currency transaction losses of $0.2 million. In the three months ended June 30, 2015, we recorded foreign currency transaction gains of $0.4 million. In the six months ended June 30, 2016 we recorded $0.8 million in foreign currency transaction gains compared to $1.3 million in foreign currency transaction losses in the same period in 2015.
Net Interest Expense (Income). Net interest income was less than $0.1 million for the three and six months ended June 30, 2016 and 2015. The net interest income for both the three and six-month periods resulted from reductions in interest accruals on uncertain tax positions which slightly exceeded interest expense for the period.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. Reported income tax expense for the three and six months ended June 30, 2016 and 2015 primarily resulted from taxes on the income of certain of our foreign subsidiaries.
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

Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(592)	$1,097	$(1,144)	$(1,861)
Income tax expense	460	296	664	751
Interest expense (income), net	(12)	(53)	(41)	(95)
EBIT	(144)	1,340	(521)	(1,205)
Depreciation of property and equipment	1,219	1,304	2,455	2,596
Amortization of intangible assets	395	754	789	1,500
EBITDA	1,470	3,398	2,723	2,891
Foreign currency transaction (gains) losses on short-term intercompany balances	196	(416)	(811)	1,276
Transformation severance and related expenses	557	562	1,095	708
Other gains and losses	18	—	28	—
Stock-based compensation	1,035	2,017	1,799	3,149
Adjusted EBITDA	$3,276	$5,561	$4,834	$8,024
Transformation severance and related expenses were essentially unchanged for the three months ended June 30, 2016 and increased less than $0.4 million for the six months ended June 30, 2016 compared to the same periods in 2015. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation decreased $1.0 million, or 48.7%, for the three months ended June 30, 2016 and $1.4 million, or 42.9%, for the six months ended June 30, 2016 compared to the same periods in 2015 due to higher expenses associated with equity awards granted during the 2015 periods than those granted during the 2016 periods.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$7,613	$7,854	$12,861	$13,835
Recovery Audit Services – Europe/Asia-Pacific	855	2,186	2,532	3,553
Adjacent Services	(301)	(831)	(1,214)	(1,511)
Subtotal for reportable segments	8,167	9,209	14,179	15,877
Corporate Support	(4,667)	(3,142)	(8,642)	(6,658)
Total	$3,500	$6,067	$5,537	$9,219
Recovery Audit Services – Americas Adjusted EBITDA decreased $0.2 million, or 3.1%, in the three months ended June 30, 2016 and $1.0 million, or 7.0%, for the six months ended June 30, 2016 compared to the same periods in 2015 due primarily to reduced revenue and increased investments in senior leadership in the 2016 periods.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA decreased $1.3 million or 60.9% for the three months ended June 30, 2016 and decreased $1.0 million, or 28.7%, for the six months ended June 30, 2016 compared to the same periods in 2015. These decreases are due primarily to reduced revenue and increased investments in senior leadership in the 2016 periods.
Adjacent Services Adjusted EBITDA improved $0.5 million for the three months ended June 30, 2016 and $0.3 million for the six months ended June 30, 2016 compared to the same periods in 2015. The improvement in Adjusted EBITDA for both periods is primarily due to reductions in the use of contract labor.

Corporate Support Adjusted EBITDA declined by $1.5 million, or 48.5%, for the three months ended June 30, 2016 and by $2.0 million, or 29.8%, for the six months ended June 30, 2016 compared to the same periods in 2015. These decreases are due primarily to an investment in sales personnel who were not in place in the 2015 periods as well as increases in legal and U.S. healthcare benefit costs.
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
As of June 30, 2016, we had $15.2 million in cash and cash equivalents and no borrowings outstanding against our $20.0 million revolving credit facility. Our cash and cash equivalents as of June 30, 2016 included short-term investments of approximately $1.8 million the majority of which was held at banks outside of the United States, primarily in Brazil and Canada.
Operating Activities. Net cash provided by operating activities was $5.5 million and $7.5 million during the six months ended June 30, 2016 and 2015, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Net loss	$(1,144)	$(1,861)
Adjustments for certain non-cash items	4,232	8,712
	3,088	6,851
Changes in operating assets and liabilities	2,374	631
Net cash provided by operating activities	$5,462	$7,482

The change in net cash provided by operating activities primarily resulted from the reduced net income after adjustments for non-cash items. This decrease was partially offset by increased cash flow from operating assets. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $2.1 million and $2.2 million during the six months ended June 30, 2016 and 2015, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2016. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash used by financing activities was $3.7 million and $10.6 million for the six months ended June 30, 2016 and 2015, respectively. The decrease in net cash used by financing activities is due to the reduced level of stock repurchases in the first six months of 2016 compared to the same period in 2015.
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

On January 17, 2014, we entered into an amended and restated SunTrust credit facility that increased the committed revolving credit facility from $15.0 million to $25.0 million, lowered the applicable margin to a fixed rate of 1.75%, eliminated the provision limiting availability under the revolving credit facility based on eligible accounts receivable, increased our stock repurchase program limits, and extended the scheduled maturity of the revolving credit facility to January 16, 2015 (subject to earlier termination as provided therein).
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
As of June 30, 2016, we had no outstanding borrowings under the SunTrust credit facility. With the provision of a fixed applicable margin of 1.75% per the amended and restated SunTrust credit facility, the interest rate that would have applied at June 30, 2016 had any borrowings been outstanding was approximately 2.21%.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of June 30, 2016.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program

On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. In March 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. In October 2014, our Board of Directors authorized a
$20.0 million increase to the stock repurchase program. In October 2015, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to $50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement of the Company’s current stock repurchase program through June 30, 2016, the Company has repurchased 8.6 million shares, or 28.6%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.4 million. For the three months ended June 30, 2016, we repurchased 0.2 million shares under this program for an aggregate cost of $1.0 million. For the six months ended June 30, 2016, we repurchased 0.9 million shares under this program for an aggregate cost of $3.6 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.

The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of June 30, 2016, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended June 30, 2016, we recognized $2.3 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by $0.2 million for the three months ended June 30, 2016. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of June 30, 2016, we had no borrowings outstanding against our $20.0 million revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended June 30, 2016:

2016	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
April 1 - April 30	147,761	$4.74	147,761	$—
May1 - May 31	76,784	$4.76	70,244	$—
June 1 - June 30	28,047	$5.13	—	$—
	252,592	$4.79	218,005	$5.6

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. In March 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. In October 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program. In October 2015, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to $50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement of the Company’s current stock repurchase program through June 30, 2016, the Company has repurchased 8.6 million shares, or 28.6%, of its common stock outstanding on the date of the announcement, for an aggregate cost of $44.4 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

10.1	Employment Agreement between the Registrant and Louise P. Winstone dated April 25, 2016.

10.2	Employment Agreement between the Registrant and Salvatore DePrima dated May 5, 2016.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended June 30, 2016.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended June 30, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

August 5, 2016	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

August 5, 2016	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)