Form 10-Q
period 2016-09-30
PRGX GLOBAL, INC.
filed 2016-11-08
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Common shares of the registrant outstanding at November 4, 2016 were 21,804,173.

PRGX GLOBAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2016

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$35,137	$33,365	$101,661	$103,345
Operating expenses:
Cost of revenue	22,367	23,507	67,444	70,785
Selling, general and administrative expenses	9,883	8,284	28,351	25,413
Depreciation of property and equipment	1,376	1,255	3,824	3,828
Amortization of intangible assets	393	517	1,182	2,017
Total operating expenses	34,019	33,563	100,801	102,043
Operating income (loss)	1,118	(198)	860	1,302
Foreign currency transaction (gains) losses on short-term intercompany balances	(165)	654	(976)	1,930
Interest (income), net	(14)	(8)	(55)	(103)
Other (income) loss	(168)	1,612	(140)	1,612
Income (loss) from continuing operations before income tax	1,465	(2,456)	2,031	(2,137)
Income tax expense (benefit)	(685)	421	(21)	1,172
Net income (loss) from continuing operations	$2,150	$(2,877)	$2,052	$(3,309)

Discontinued Operations:
Income (loss) from discontinued operations	$133	$(532)	$(914)	$(1,961)
Other (income) loss	—	—	—	—
Income tax expense (benefit)	—	—	—	—
Net income (loss) from discontinued operations	$133	$(532)	$(914)	$(1,961)

Net income (loss)	$2,283	$(3,409)	$1,138	$(5,270)

Basic earnings (loss) per common share (Note B)
Basic earnings (loss) from continuing operations	$0.10	$(0.11)	$0.09	$(0.13)
Basic earnings (loss) from discontinued operations	0.01	(0.03)	(0.04)	(0.07)
Total basic earnings (loss) per common share	$0.11	$(0.14)	$0.05	$(0.20)

Diluted earnings (loss) per common share (Note B)
Diluted earnings (loss) from continuing operations	$0.10	$(0.11)	$0.09	$(0.13)
Diluted earnings (loss) from discontinued operations	0.01	(0.03)	(0.04)	(0.07)
Total diluted earnings (loss) per common share	$0.11	$(0.14)	$0.05	$(0.20)

Weighted-average common shares outstanding (Note B):
Basic	21,847	25,167	22,084	26,015
Diluted	21,874	25,167	22,114	26,015

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,283	$(3,409)	$1,138	$(5,270)
Foreign currency translation adjustments	(242)	(844)	(729)	(692)
Comprehensive income (loss)	$2,041	$(4,253)	$409	$(5,962)

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,170	$15,122
Restricted cash	99	48
Receivables:
Contract receivables, less allowances of $942 in 2016 and $930 in 2015:
Billed	26,654	26,576
Unbilled	1,819	1,967
	28,473	28,543
Employee advances and miscellaneous receivables, less allowances of $564 in 2016 and $681 in 2015	1,710	1,740
Total receivables	30,183	30,283
Prepaid expenses and other current assets	3,657	2,323
Total current assets	47,109	47,776
Property and equipment	63,473	59,747
Less accumulated depreciation	(51,242)	(48,167)
Property and equipment, net	12,231	11,580
Goodwill	11,712	11,810
Intangible assets, less accumulated amortization of $35,850 in 2016 and $35,708 in 2015	5,477	6,684
Noncurrent portion of unbilled receivables	822	656
Deferred income taxes	2,864	1,361
Other assets	505	524
Total assets	$80,720	$80,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,968	$5,966
Accrued payroll and related expenses	11,049	11,278
Refund liabilities	7,892	7,887
Deferred revenue	804	965
Other current liabilities	39	39
Total current liabilities	26,752	26,135
Noncurrent refund liabilities	791	752
Other long-term liabilities	1,866	1,089
Total liabilities	29,409	27,976
Commitments and contingencies (Note G)
Shareholders’ equity (Note B):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 21,804,173 shares issued and outstanding at September 30, 2016 and 22,681,656 shares issued and outstanding at December 31, 2015	218	227
Additional paid-in capital	574,028	575,532
Accumulated deficit	(523,000)	(524,138)
Accumulated other comprehensive income	65	794
Total shareholders’ equity	51,311	52,415
Total liabilities and shareholders’ equity	$80,720	$80,391

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,138	$(5,270)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,017	5,875
Amortization of deferred loan costs	—	(100)
Stock-based compensation expense	3,224	4,530
Loss on sale of assets/investments	—	1,561
Deferred income taxes	(1,475)	61
Foreign currency transaction (gains) losses on short-term intercompany balances	(976)	1,930
Changes in operating assets and liabilities:
Restricted cash	(51)	(45)
Billed receivables	(451)	6,843
Unbilled receivables	(18)	1,815
Prepaid expenses and other current assets	(1,274)	211
Other assets	(44)	(40)
Accounts payable and accrued expenses	1,287	(822)
Accrued payroll and related expenses	(35)	(2,861)
Refund liabilities	44	(581)
Deferred revenue	(161)	(645)
Other long-term liabilities	(51)	(99)
Net cash provided by operating activities	6,174	12,363
Cash flows from investing activities:
Purchases of property and equipment, net of disposal proceeds	(4,648)	(3,169)
Net cash used in investing activities	(4,648)	(3,169)
Cash flows from financing activities:
Restricted stock repurchased from employees for withholding taxes	(218)	(311)
Proceeds from option exercises	132	45
Repurchase of common stock	(3,762)	(17,261)
Net cash used in financing activities	(3,848)	(17,527)
Effect of exchange rates on cash and cash equivalents	370	(1,729)
Net decrease in cash and cash equivalents	(1,952)	(10,062)

Cash and cash equivalents at beginning of period	15,122	25,735
Cash and cash equivalents at end of period	$13,170	$15,673
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40	$51
Cash paid during the period for income taxes, net of refunds received	$1,068	$734

See accompanying Notes to Condensed Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) of PRGX Global, Inc. and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
FASB ASC Update No. 2016-05 - In March 2016, the FASB issued Accounting Standards Update 2016-05, Derivatives and Hedging (Topic 815). The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard will become effective for the Company beginning January 1, 2018. The Company is currently assessing the impact adoption of this standard will have on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note B – Earnings (Loss) Per Common Share
The following tables set forth the computations of basic and diluted loss per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic and diluted earnings (loss) per common share:	2016	2015	2016	2015
Numerator:
Net earnings (loss) from continuing operations:	$2,150	$(2,877)	$2,052	$(3,309)
Net earnings (loss) from discontinued operations:	$133	$(532)	$(914)	$(1,961)

Denominator:
Weighted-average basic common shares outstanding:	21,847	25,167	22,084	26,015
Effect of dilutive securities from stock-based compensation plans	27	—	30	—
Weighted-average diluted common shares outstanding:	21,874	25,167	22,114	26,015

Basic earnings (loss) per common share from continuing operations:	$0.10	$(0.11)	$0.09	$(0.13)
Basic earnings (loss) per common share from discontinued operations:	$0.01	$(0.03)	$(0.04)	$(0.07)
Total basic earnings (loss) per common share	$0.11	$(0.14)	$0.05	$(0.20)
Diluted earnings (loss) per common share from continuing operations:	$0.10	$(0.11)	$0.09	$(0.13)
Diluted earnings (loss) per common share from discontinued operations:	$0.01	$(0.03)	$(0.04)	$(0.07)
Total diluted earnings (loss) per common share	$0.11	$(0.14)	$0.05	$(0.20)
For those periods presented that generated a net loss, basic and diluted net loss per share is the same, as any additional common stock and equivalents would be anti-dilutive. For the three months ended September 30, 2016, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share anti-dilutive shares underlying options that totaled 2.8 million shares and anti-dilutive shares underlying restricted stock units totaling 2.7 million. For the nine months ended September 30, 2016, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share anti-dilutive shares underlying options that totaled 2.8 million and anti-dilutive shares underlying restricted stock units totaling 2.0 million. For the three and nine months ended September 30, 2015, weighted-average common shares outstanding excludes from the computation of diluted earnings (loss) per common share anti-dilutive shares underlying options that totaled 3.6 million.
We repurchased 21,998 shares of our common stock during the three months ended September 30, 2016 for $0.1 million, and 903,544 shares of our common stock during the nine months ended September 30, 2016 for $3.8 million. We repurchased 1,735,277 shares of our common stock during the three months ended September 30, 2015 for $6.9 million, and 3,912,037 shares of our common stock during the nine months ended September 30, 2015 for $17.3 million.
Pursuant to exercises of outstanding stock options, we issued no shares of our common stock in the three months ended September 30, 2016 and 46,896 shares of our common stock having a value of less than $0.1 million in the nine months ended September 30, 2016. We issued no shares of our common stock in the three months ended September 30, 2015 and 12,863 shares of our common stock having a value less than $0.1 million in the nine months ended September 30, 2015.

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
2008 EIP Awards and Inducement Awards
Stock options granted under the 2008 EIP generally have a term of seven years and vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the nine months ended September 30, 2016 and 2015:

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2016
Director	175,000	1 year or less	$5.04	$2.72
Employee inducements (1)	60,000	3 years	$4.79	$2.88

2015
Director	249,273	1 year or less	$4.49	$2.44
Director	17,092	3 years	$3.99	$1.33
Employee inducements (2)	135,000	3 years	$5.51	$1.42

(1)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first nine months of 2016 in connection with an employee joining the Company.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes nonvested stock awards granted during the nine months ended September 30, 2016 and 2015:

Grantee Type	# of Shares Granted	Vesting Period	Weighted Average Grant Date Fair Value
2016
Employee group (1)	1,250,750	2 years	$4.88
Employee inducements (2)	100,000	2 years	$4.94

2015
Director	4,273	1 year or less	$4.02
Director	17,092	3 years	$3.99
Employee group (3)	2,448,333	2 years	$3.99
Employee inducements (4)	10,000	3 years	$5.29

(1)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first six months of 2016 to five executive officers, three senior business leaders and certain other employees.

(2)
The Company granted nonvested performance-based stock awards (restricted stock units) outside its existing stock-based compensation plans in the second and third quarters of 2016 to three employees in connection with the employees joining the Company.

(3)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers totaling 1,325,000 units. During the third quarter of 2015, the company granted nonvested performance-based stock awards (restricted stock units) to key employees totaling 1,123,333 units.

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
Performance-Based Restricted Stock Units
On August 3, 2016, a senior leader of the Company was granted 10,000 PBUs outside of the existing stock-based compensation plan as an inducement for employment. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 43% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 57% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
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
On August 3, 2016, a senior leader of the Company was granted 10,000 PBUs outside of the existing stock-based compensation plan as an inducement for employment. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 43% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 57% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).
Selling, general and administrative expenses for the three months ended September 30, 2016 and 2015 include $1.4 million related to stock-based compensation charges. Selling, general and administrative expenses for the nine months ended September 30, 2016 and 2015 include $3.2 million and $4.5 million, respectively, related to stock-based compensation charges. At September 30, 2016, there was $6.6 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards and restricted stock unit awards, which we expect to recognize over a weighted-average period of 1.21 years. The unrecognized stock-based compensation expense related to restricted stock unit awards with performance vesting criteria is based on our estimate of both the number of shares of the Company's common stock that will ultimately be issued and cash payments that will be made when the restricted stock units are settled.

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

Discontinued operations information for the three months ended September 30, 2016 and 2015 is as follows:

Results of Discontinued Operations (in thousands)
Three Months Ended September 30,	2016	2015
Revenue, net	$5	$558
Cost of sales	(128)	880
Selling, general and administrative expense	(4)	203
Depreciation and amortization	4	7
Gain (loss) from discontinued operations before income taxes	133	(532)
Income tax expense	—	—
Net gain (loss) from discontinued operations	$133	$(532)

Discontinued operations information for the nine months ended September 30, 2016 and 2015 is as follows:

Results of Discontinued Operations (in thousands)
Nine Months Ended September 30,	2016	2015
Revenue, net	$(11)	$999
Cost of sales	712	2,300
Selling, general and administrative expense	180	630
Depreciation and amortization	11	30
Loss from discontinued operations before income taxes	(914)	(1,961)
Income tax expense	—	—
Net loss from discontinued operations	$(914)	$(1,961)

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
Segment information for the three and nine months ended September 30, 2016 and 2015 (in thousands) is as follows:

	Recovery Audit Services – Americas		Recovery Audit Services – Europe/Asia- Pacific		Adjacent Services		Corporate Support	Total
Three Months Ended September 30, 2016
Revenue	$25,719		$8,736		$682		$—	$35,137

Net income from continuing operations								$2,150
Income tax (benefit)								(685)
Interest (income), net								(14)
EBIT	$7,371		$1,274		$(1,089)		$(6,105)	$1,451
Depreciation of property and equipment	935		141		300		—	1,376
Amortization of intangible assets	373		—		20		—	393
EBITDA	$8,679		$1,415		$(769)		$(6,105)	$3,220
Other (income) loss	—	—	—	—	(168)	—	—	(168)
Foreign currency transaction (gains) losses on short-term intercompany balances	120		(227)		1		(59)	(165)
Transformation severance and related expenses	95		188		139		(2)	420
Stock-based compensation	—		—		—		1,424	1,424
Adjusted EBITDA	$8,894		$1,376		$(797)		$(4,742)	$4,731

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Three Months Ended September 30, 2015
Revenue	$23,981	$8,052	$1,332	$—	$33,365

Net (loss) from continuing operations					$(2,877)
Income tax expense					421
Interest (income), net					(8)
EBIT	$5,255	$365	$(2,373)	$(5,711)	$(2,464)
Depreciation of property and equipment	947	148	160	—	1,255
Amortization of intangible assets	437	47	33	—	517
EBITDA	$6,639	$560	$(2,180)	$(5,711)	$(692)
Other (income) loss	—	—	1,612	—	1,612
Foreign currency transaction (gains) losses on short-term intercompany balances	393	287	(714)	688	654
Transformation severance and related expenses	101	—	—	272	373
Stock-based compensation	—	—	—	1,381	1,381
Adjusted EBITDA	$7,133	$847	$(1,282)	$(3,370)	$3,328

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2016
Revenue	$72,408	$26,683	$2,570	$—	$101,661

Net income (loss) from continuing operations					$2,052
Income tax expense (benefit)					(21)
Interest (income), net					(55)
EBIT	$17,364	$4,032	$(2,645)	$(16,775)	$1,976
Depreciation of property and equipment	2,863	379	582	—	3,824
Amortization of intangible assets	1,118	—	64	—	1,182
EBITDA	$21,345	$4,411	$(1,999)	$(16,775)	$6,982
Other (income) loss	—	—	(140)	—	(140)
Foreign currency transaction (gains) losses on short-term intercompany balances	(108)	(787)	(7)	(74)	(976)
Transformation severance and related expenses	516	284	138	241	1,179
Stock-based compensation	—	—	—	3,224	3,224
Adjusted EBITDA	$21,753	$3,908	$(2,008)	$(13,384)	$10,269

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
Nine Months Ended September 30, 2015
Revenue	$71,748	$27,307	$4,290	$—	$103,345

Net income (loss) from continuing operations					$(3,309)
Income tax expense					1,172
Interest (income), net					(103)
EBIT	$15,838	$1,719	$(5,019)	$(14,778)	$(2,240)
Depreciation of property and equipment	2,895	454	479	—	3,828
Amortization of intangible assets	1,319	600	98	—	2,017
EBITDA	$20,052	$2,773	$(4,442)	$(14,778)	$3,605
Other income (loss)	—	—	1,612	—	1,612
Foreign currency transaction (gains) losses on short-term intercompany balances	651	1,359	7	(87)	1,930
Transformation severance and related expenses	265	268	30	308	871
Stock-based compensation	—	—	—	4,530	4,530
Adjusted EBITDA	$20,968	$4,400	$(2,793)	$(10,027)	$12,548

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
The amount available for borrowing under the Credit Facility is $20.0 million, and as of September 30, 2016 we had no outstanding borrowings. With the Credit Facility provision of a fixed applicable margin of 1.75% plus a specified index rate based on one-month LIBOR, the interest rate that would have applied at September 30, 2016 had any borrowings been outstanding was approximately 2.27%. We also must pay a commitment fee of 0.25% per annum, payable quarterly, on the unused portion of the Credit Facility.
The Credit Facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the Credit Facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the Credit Facility includes customary events of default. The Company was in compliance with the covenants in its Credit Facility as of September 30, 2016.
On November 1, 2016, the Company borrowed $4.5 million under the Credit Facility to close the acquisition of Lavante. The Company also intends to utilize the Credit Facility in order to close the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC, which is expected to occur later in the fourth quarter of 2016 (See Note I - Subsequent Events for details).

Note F – Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled services, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We had no debt outstanding as of September 30, 2016 and December 31, 2015. We will consider the factors used in determining the fair value of debt to be Level 3 inputs (significant unobservable inputs) in future periods.
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
The tax benefit for the three months ended September 30, 2016 is primarily generated by the adjustment of the deferred tax asset valuation allowance at certain foreign subsidiaries.

Note I – Subsequent Events
On October 6, 2016, the Company entered into an Asset Purchase Agreement with Cost & Compliance Associates, LLC, Cost & Compliance Associates Limited (collectively, “C&CA” or the “Sellers”) and Robert F. Donohue, pursuant to which the Company agreed to purchase substantially all of the assets of C&CA . C&CA is engaged in the business of marketing and providing accounts payable recovery audit services, contract compliance audit services and related advisory and data analytics services to commercial enterprises. The closing of the transactions contemplated by the Purchase Agreement is subject to certain closing conditions, including obtaining various third party consents.
Under the terms of the Asset Purchase Agreement, the Company will pay up to $11.0 million in cash at closing subject to a calculation based on the extent to which specified third party consents are obtained and a customary working capital adjustment. The Company may be required to pay earnout consideration in cash over a period of two years, based on the performance of the acquired businesses following closing. The aggregate consideration to be paid to the Sellers under the terms of the Asset Purchase Agreement cannot exceed $18.0 million.
On October 31, 2016, the Company completed the acquisition of Lavante, Inc. ("Lavante") pursuant to an Agreement and Plan of Merger with Lavante, PointGuard Ventures I, L.P. and Krish Panu, as Stockholder Representative, pursuant to which the Company acquired Lavante for a purchase price of $4.25 million in cash as adjusted for Lavante's current working capital and as further adjusted for amounts withheld for potential future payment to Lavante stockholders upon the receipt of specified third party consents and waivers. Under the terms of the Agreement and Plan of Merger, the Company also may be required to pay earnout consideration in cash based on revenue received by PRGX and its subsidiaries (including Lavante) from SIM services from closing through December 31, 2018.
Lavante is a software-as-a-service-based procure-to-pay supplier information management (SIM) and recovery audit services firm, based in San Jose, California.

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

We have processes in place to mitigate the financial impact arising from fluctuations in our businesses. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost effectively serve our clients and maintaining the flexibility to control the compensation-related portions of our cost structure.
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

Non-GAAP Financial Measures
EBIT, EBITDA and Adjusted EBITDA are all “non-GAAP financial measures” presented as supplemental measures of the Company’s performance. They are not presented in accordance with accounting principles generally accepted in the United States, or GAAP. The Company believes these measures provide additional meaningful information in evaluating its performance over time, and that the rating agencies and a number of lenders use EBITDA and similar measures for similar purposes. In addition, a measure similar to Adjusted EBITDA is used in the restrictive covenants contained in the Company’s secured credit facility. However, EBIT, EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of the Company’s results as reported under GAAP. In addition, in evaluating EBIT, EBITDA and Adjusted EBITDA, you should be aware that, as described above, the adjustments may vary from period to period and in the future the Company will incur expenses such as those used in calculating these measures. The Company’s presentation of these measures should not be construed as an inference that future results will be unaffected by unusual or nonrecurring items. We include a reconciliation of net loss to each of EBIT, EBITDA and Adjusted EBITDA and a calculation of Adjusted EBITDA by segment below in “Adjusted EBITDA”.
Results of Operations from Continuing Operations
The following table sets forth the percentage of revenue represented by certain items in the Company’s Condensed Consolidated Statements of Operations from continuing operations (Unaudited) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	63.7	70.5	66.3	68.5
Selling, general and administrative expenses	28.1	24.8	27.9	24.6
Depreciation of property and equipment	3.9	3.8	3.8	3.7
Amortization of intangible assets	1.1	2.1	1.2	2.2
Total operating expenses	96.8	101.2	99.2	99.0
Operating income (loss)	3.2	(1.2)	0.8	1.0

Foreign currency transaction losses (gains) on short-term intercompany balances	(0.5)	2.0	(1.0)	1.9
Interest income, net	—	—	(0.1)	(0.1)
Other income (loss)	(0.5)	4.8	(0.1)	1.6
Income (loss) before income taxes	4.2	(8.0)	2.0	(2.4)
Income tax expense	(1.9)	1.3	—	1.1

Net income (loss) from continuing operations	6.1%	(9.3)%	2.0%	(3.5)%
Three and Nine Months Ended September 30, 2016 Compared to the Corresponding Period of the Prior Year
Revenue. Revenue was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$25,719	$23,981	$72,408	$71,748
Recovery Audit Services – Europe/Asia-Pacific	8,736	8,052	26,683	27,307
Adjacent Services	682	1,332	2,570	4,290
Total	$35,137	$33,365	$101,661	$103,345
Consolidated revenue from continuing operations increased for the three months ended September 30, 2016 by $1.8 million, or 5.3%, compared to the same period in 2015. Total consolidated revenue from continuing operations decreased for the nine months ended September 30, 2016 by $1.7 million, or 1.6%, compared to the same period in 2015. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates and excluding revenue associated with a large U.S. based customer that filed bankruptcy in the third quarter of 2015, consolidated revenue from continuing operations increased 7.4% for the three months ended September 30, 2016 and increased 1.7% for the nine months ended September 30, 2016 compared to the same periods in 2015.
Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services – Americas revenue increased by $1.7 million, or 7.2%, for the third quarter of 2016 compared to the third quarter of 2015. For the nine months ended September 30, 2016, revenue increased by $0.7 million, or 0.9%, compared to the same period in the prior year. On a constant dollar basis, adjusted for changes in FX rates and after reducing revenue in the 2015 periods to adjust for a large U.S. client who filed bankruptcy in August 2015, revenue increased by 7.3% for the third quarter of 2016 and increased 2.9% during the first nine months of 2016 compared to the corresponding periods in 2015. The 7.3% increase for the three-month period on a constant dollar basis, and adjusted for the large U.S. client bankruptcy, was due to a net increase of 8.6% for existing and new clients which was primarily the result of our continued investments in our technology platforms and our focus on operational improvements, which include the implementation at certain clients of our audit acceleration programs and/or our audit maturity model. These programs are designed to improve audit performance and standardized processes and tools. These increases were partially offset by a decrease of 1.2% for exited clients. The 2.9% net increase for the nine month period on a constant dollar basis, and adjusted for the large U.S. client bankruptcy, was due to a net revenue increase of 3.4% for existing and new clients partially offset by a decrease of 0.5% for exited clients.
Recovery Audit Services – Europe/Asia-Pacific revenue increased by $0.7 million, or 8.5%, for the three months ended September 30, 2016 compared to the same period in 2015. For the nine months ended September 30, 2016, revenue decreased by $0.6 million, or 2.3%, compared to the same period in the prior year. On a constant dollar basis, adjusted for changes in FX rates, Recovery Audit Services - Europe/Asia-Pacific revenue increased by 14.8% for the third quarter of 2016 and increased by 3.1% during the first nine months of 2016 compared to the same periods in 2015. The 14.8% increase on a constant dollar basis for the three-month period included net increases in revenue of 16.8% for new and existing clients. These increases were partially offset by a net decrease in revenue of 2.0% attributable to exited clients. The 3.1% net increase in revenue on a constant dollar basis for the nine-month period included a net increase of 4.4% for new and existing clients, which was partially offset by a net decrease in revenue of 1.3% for exited clients.
Adjacent Services revenue decreased by $0.7 million, or 48.8%, for the three months ended September 30, 2016 and decreased $1.7 million, or 40.1%, for the nine months ended September 30, 2016 compared to the same periods in 2015. On a constant dollar basis, adjusted for changes in FX rates and excluding revenue for the 2015 periods from the document services business we sold in August 2015, Adjacent Services revenue decreased 34.2% for the third quarter of 2016 and 10.5% for the first nine months of 2016 compared to the same periods in 2015 due primarily to timing delays in the contracting process on several projects.
Cost of Revenue (“COR”). COR consists principally of fixed auditor salaries, compensation paid to various types of hourly support staff and salaries for operational managers, commissions and other forms of variable compensation we pay to our auditors based primarily on the level of overpayment recoveries and/or profit margins derived therefrom and client service managers for our recovery audit services and our Adjacent Services businesses. COR also includes other direct and indirect costs incurred by these personnel, including office rent, travel and entertainment, telephone, utilities, maintenance and supplies and clerical assistance. A significant portion of the components comprising COR is variable and will increase or decrease with increases or decreases in revenue.
COR was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$14,787	$15,139	$44,737	$45,272
Recovery Audit Services – Europe/Asia-Pacific	6,284	5,883	18,657	18,927
Adjacent Services	1,296	2,485	4,050	6,586
Total	$22,367	$23,507	$67,444	$70,785
COR as a percentage of revenue from continuing operations was 63.7% and 71.9% for the three months ended September 30, 2016 and 2015, respectively, and 66.3% and 70.0% for the nine months ended September 30, 2016 and 2015, respectively. The improvement of approximately 780 basis points in COR as a percentage of revenue for the third quarter of 2016 and approximately 400 basis points in COR as a percentage of revenue for the nine-month period of 2016 is primarily due to the increase in revenue and the positive financial impact of operational process improvements, partially offset by costs associated with senior leadership and audit staff personnel that were not in place in the prior periods.
COR as a percentage of revenue for Recovery Audit Services – Americas was 57.5% and 63.1% for the three months ended September 30, 2016 and 2015, respectively, and 61.8% and 63.1% for the nine months ended September 30, 2016 and 2015, respectively. The improvement in COR as a percentage of revenue for the three and nine months ended September 30, 2016 compared to the same periods in 2015 is primarily due to the increase in revenue for the three and nine month periods as well as the financial impact of our operational process improvements, partially offset by the costs associated with additional senior leadership and audit staff personnel that were not in place in the prior periods.
COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific was 71.9% and 73.1% for the three months ended September 30, 2016 and 2015, respectively, and 69.9% and 69.3% for the nine months ended September 30, 2016 and 2015, respectively. The improvement in COR as a percentage of revenue for the quarter is due primarily to the increased revenue which was partially offset by costs associated with senior leadership and audit staff personnel that were not in place in the prior period.

COR as a percentage of revenue for Recovery Audit Services – Europe/Asia-Pacific is generally higher than COR as a percentage of revenue for Recovery Audit Services – Americas primarily due to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services – Europe/Asia-Pacific segment generally has higher fixed costs as it serves fewer clients in each geographic market and on average generates lower revenue per client than those served by the Company’s Recovery Audit Services – Americas segment.

Adjacent Services COR relates primarily to our continued investments in service delivery, which consist mainly of fixed personnel costs. Adjacent Services COR as a percentage of revenue was 190.0% and 186.6% for the three months ended September 30, 2016 and 2015, respectively, and 157.6% and 153.5% for the nine months ended September 30, 2016 and 2015, respectively. Adjacent Services COR improved 47.8% and 38.5% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 due primarily to the removal of costs associated with the document services business we sold in the third quarter of 2015, as well as reductions in the use of outside contractors.
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
SG&A expenses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$2,132	$1,810	$6,434	$5,773
Recovery Audit Services – Europe/Asia-Pacific	1,265	1,322	4,402	4,248
Adjacent Services	321	129	666	527
Subtotal for reportable segments	3,718	3,261	11,502	10,548
Corporate Support	6,165	5,023	16,849	14,865
Total	$9,883	$8,284	$28,351	$25,413
Recovery Audit Services – Americas SG&A increased by $0.3 million, or 17.8%, for the three months ended September 30, 2016 and increased by $0.7 million, or 11.4%, for the nine months ended September 30, 2016 compared to the same periods in 2015. The increase for the three-month period is due primarily to increased sales personnel and adjustments to bad debt expense. The increase in the nine-month period is mainly due to an increased use of outside contractors and adjustments to bad debt expense.
Recovery Audit Services – Europe/Asia-Pacific SG&A decreased $0.1 million, or 4.3%, in the three months ended September 30, 2016 and increased $0.2 million, or 3.6%, in the nine months ended September 30, 2016 compared to the same periods in 2015. The three month period decrease is due mainly to the impact of FX rates. The increase for the nine month period is due mainly to additional facility costs and adjustments to bad debt expense.
Adjacent Services SG&A increased $0.2 million in the three months ended September 30, 2016 and increased $0.1 million in the nine months ended September 30, 2016 compared to the same periods in 2015.
Corporate Support SG&A increased $1.1 million, or 22.7%, for the three months ended September 30, 2016 and increased $2.0 million, or 13.3%, for the nine months ended September 30, 2016 compared to the same periods in 2015. These increases are primarily due to increases in legal expense, U.S. healthcare benefit costs and incentive compensation expenses. Partially offsetting these increased expenses were reductions in unallocated SG&A expenses.

Depreciation of property and equipment. Depreciation of property and equipment was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$935	$947	$2,863	$2,895
Recovery Audit Services – Europe/Asia-Pacific	141	148	379	454
Adjacent Services	300	160	582	479
Total	$1,376	$1,255	$3,824	$3,828
The increase in depreciation for the three months ended September 20, 2016 relates primarily to the mix and timing of our capital expenditures and the associated useful lives for such purchases. Depreciation for the nine months ended September 30, 2016 was flat when compared to the same period in 2015.
Amortization of intangible assets. Amortization of intangible assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$373	$437	$1,118	$1,319
Recovery Audit Services – Europe/Asia-Pacific	—	47	—	600
Adjacent Services	20	33	64	98
Total	$393	$517	$1,182	$2,017
The decreases in amortization expense for the three and nine months ended September 30, 2016 compared to the same periods in 2015 are primarily due to the end of the finite lives of certain intangible assets and the disposition of intangible assets as a result of the sale of our document services business in the third quarter of 2015.
Foreign Currency Transaction (Gains) Losses on Short-Term Intercompany Balances. Foreign currency transaction gains and losses on short-term intercompany balances result from fluctuations in the exchange rates for foreign currencies and the U.S. dollar and the impact of these fluctuations, primarily on balances payable by our foreign subsidiaries to their U.S. parent. Substantial changes from period to period in foreign currency exchange rates may significantly impact the amount of such gains and losses. The strengthening of the U.S. dollar relative to other currencies results in recorded losses on short-term intercompany balances receivable from our foreign subsidiaries while the relative weakening of the U.S. dollar results in recorded gains. In the three months ended September 30, 2016, we recorded $0.2 million of foreign currency transaction gains on short-term intercompany balances and in the three months ended September 30, 2015, we recorded $0.7 million of foreign currency transaction losses on short-term intercompany balances. In the nine months ended September 30, 2016, we recorded $1.0 million of foreign currency transaction gains on short-term intercompany balances and in the nine months ended September 30, 2015 we recorded $1.9 million of losses on short-term intercompany balances.
Income Tax Expense. Our income tax expense amounts as reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) do not reflect amounts that normally would be expected due to several factors. The most significant of these factors is that for U.S. tax reporting purposes we have net operating loss carryforwards and other tax attributes which created deferred tax assets on our balance sheet. We reduce our deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized. Generally, these factors result in our recording no net income tax expense or benefit relating to our operations in the United States. The reported income tax benefit for the three and nine months ended September 30, 2016 was primarily the result of adjustments to net deferred assets in foreign entities. The income tax expense in the three and nine months ended September 30, 2015 primarily resulted from taxes on the income of certain of our foreign subsidiaries.
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
Reconciliations of net income (loss) to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$2,283	$(3,409)	$1,138	$(5,270)
Income tax expense	(685)	421	(21)	1,172
Interest (income), net	(14)	(8)	(55)	(103)
EBIT	$1,584	$(2,996)	$1,062	$(4,201)
Depreciation of property and equipment	1,381	1,262	3,835	3,858
Amortization of intangible assets	393	517	1,182	2,017
EBITDA	$3,358	$(1,217)	$6,079	$1,674
Foreign currency transaction (gains) losses on short-term intercompany balances	(165)	654	(976)	1,930
Other (gains) losses	(168)		(140)
Transformation severance and related expenses	138	845	1,233	1,554
Loss on sale/disposal of assets	—	1,612	—	1,612
Stock-based compensation	1,424	1,381	3,224	4,530
Adjusted EBITDA	$4,587	$3,275	$9,420	$11,300
Transformation severance and related expenses decreased $0.7 million for the three months ended September 30, 2016 and $0.3 million for the nine months ended September 30, 2016 compared to the same periods in 2015. Transformation severance and related expenses fluctuate with staff reductions and lease expenses associated with vacating office space across all segments in order to reduce our cost structure.
Stock-based compensation was essentially unchanged for the three months ended September 30, 2016 compared to the prior year and decreased $1.3 million, or 28.8%, for the nine months ended September 30, 2016 compared to the same period in 2015 due to the reduced level of performance based restricted stock units granted in 2016.
We include a detailed calculation of Adjusted EBITDA by segment in Note D of “Notes to Consolidated Financial Statements” in Item 1 of this Form 10-Q. A summary of Adjusted EBITDA by segment for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Recovery Audit Services – Americas	$8,894	$7,133	$21,754	$20,968
Recovery Audit Services – Europe/Asia-Pacific	1,376	847	3,908	4,400
Adjacent Services	(797)	(1,282)	(2,008)	(2,793)
Subtotal for reportable segments	9,473	6,698	23,654	22,575
Corporate Support	(4,742)	(3,370)	(13,384)	(10,027)
Total	$4,731	$3,328	$10,270	$12,548
Recovery Audit Services – Americas Adjusted EBITDA increased $1.8 million, or 24.7%, in the three months ended September 30, 2016 and $0.8 million, or 3.7%, for the nine months ended September 30, 2016 compared to the same periods in 2015 due primarily to increased revenue.
Recovery Audit Services – Europe/Asia-Pacific Adjusted EBITDA for the three months ended September 30, 2016 increased $0.5 million, or 62.5%, compared to the same period in 2015 due mainly to improved revenue. Adjusted EBITDA decreased $0.5 million, or 11.2%, for the nine months ended September 30, 2016 compared to the same period in 2015 due mainly to investments in senior leadership in the 2016 period.

Adjacent Services Adjusted EBITDA improved $0.5 million for the three months ended September 30, 2016 and $0.8 million for the nine months ended September 30, 2016 compared to the same periods in 2015 due primarily to reductions in costs associated with the reduced revenue.
Corporate Support Adjusted EBITDA decreased by $1.4 million, or 40.7%, for the three months ended September 30, 2016 compared to the same period in 2015. This decrease in Adjusted EBITDA is due primarily to increased legal costs, U.S. healthcare benefit costs and incentive compensation expenses. Adjusted EBITDA for the nine-month period ended September 30, 2016 declined $3.4 million, or 33.4%, compared to the same period in 2015 due mainly to increased legal expenses, US healthcare benefit costs and incentive compensation expenses.
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
As of September 30, 2016, we had $13.2 million in cash and cash equivalents, of which $3.5 million was held in U.S. bank accounts, and no borrowings outstanding against our $20.0 million revolving credit facility.
Operating Activities. Net cash provided by operating activities was $6.2 million and $12.4 million during the nine months ended September 30, 2016 and 2015, respectively. These amounts consist of two components, specifically, net loss adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net gain (loss)	$1,138	$(5,270)
Adjustments for certain non-cash items	5,790	13,857
	6,928	8,587
Changes in operating assets and liabilities	(754)	3,776
Net cash provided by operating activities	$6,174	$12,363
The change in net cash provided by operating activities resulted primarily from timing differences between increased revenue and the resulting collections of accounts receivable, adjustments in the outstanding balances due to foreign currency fluctuations and the timing of payments on certain large payables. We include an itemization of these changes in our Condensed Consolidated Statements of Cash Flows (Unaudited) in Item 1 of this Form 10-Q.
Investing Activities. Net cash used for property and equipment capital expenditures was $4.6 million and $3.2 million during the nine months ended September 30, 2016 and 2015, respectively. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure and audit tools.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2016. Should we experience changes in our operating results, we may alter our capital expenditure plans.
Financing Activities. Net cash used by financing activities was $3.8 million for the nine months ended September 30, 2016 and $17.5 million for the same period in 2015. The decrease in net cash used by financing activities in the nine months ended September 30, 2016 compared to same period in 2015 is primarily due to the reduced level of repurchased common stock in 2016.
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
As of September 30, 2016, we had no outstanding borrowings under the SunTrust credit facility. With the provision of a fixed applicable margin of 1.75% per the amended and restated SunTrust credit facility, the interest rate that would have applied at September 30, 2016 had any borrowings been outstanding was approximately 2.27%.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. The Company was in compliance with the covenants in the SunTrust credit facility as of September 30, 2016.
We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. In October 2014, our Board of Directors authorized a
$20.0 million increase to the stock repurchase program. In October 2015, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, increasing the total stock repurchase authorization since the inception of the program to $50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement of the Company’s current stock repurchase program through September 30, 2016, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the announcement, for an aggregate cost of approximately $44.5 million. For the nine months ended September 30, 2016, we repurchased 0.9 million shares under this program for an aggregate cost of $3.8 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Condensed Consolidated Balance Sheet (Unaudited). Direct costs incurred to acquire the shares are included in the total cost of the shares.

The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Off-Balance Sheet Arrangements
As of September 30, 2016, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. During the three months ended September 30, 2016, we recognized $3.1 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by $0.3 million for the three months ended September 30, 2016. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. As of September 30, 2016, we had no borrowings outstanding against our $20.0 million revolving credit facility. Interest on our revolving credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the revolving credit facility, a hypothetical 100 basis point change in interest rates applicable to the revolver would result in an approximate $0.2 million change in annual pre-tax income.

Item 4. Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table sets forth information regarding the purchases of the Company’s equity securities made by or on behalf of the Company or any affiliated purchaser (as defined in Exchange Act Rule 10b-18) during the three-month period ended September 30, 2016:

2016	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
July 1 - July 31	—	—	—	—
Aug 1 - Aug 31	21,998	4.74	21,998	—
Sept 1 - Sept 30	5,494	4.90	—	—
	27,492	$4.81	21,998	$5.5

(a)
Shares purchased during the quarter include shares surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock and shares from the Company's stock repurchase program.

(b)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we may repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. In March 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program. In October 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program. In October 2015, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program since its inception to $50.0 million, and extended the duration of the program to December 31, 2016. From the February 2014 announcement through September 30, 2016, the Company repurchased a total of 8,627,072 shares, or 28.7%, of its common stock outstanding on the date of the announcement, for an aggregate purchase price of approximately $44.5 million. The timing and amount of repurchases, if any, will depend upon the Company’s stock price, economic and market conditions, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

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

3.1.1	Articles of Amendment of the Registrant effective January 20, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 25, 2010).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 2001).

4.2	See Restated Articles of Incorporation and Bylaws of the Registrant, filed as Exhibits 3.1 and 3.2, respectively.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the quarter ended September 30, 2016.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the quarter ended September 30, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

November 8, 2016	By:	/s/ Ronald E. Stewart
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

November 8, 2016	By:	/s/ Peter Limeri
Peter Limeri
Chief Financial Officer and Treasurer (Principal Financial Officer)