Form 10-K
period 2016-12-31
PRGX GLOBAL, INC.
filed 2017-03-16
CIK 1007330

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value, as of June 30, 2016, of common shares of the registrant held by non-affiliates of the registrant was approximately $110.0 million, based upon the last sales price reported that date on The Nasdaq Global Select Market of $5.22 per share. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

Common shares of the registrant outstanding at March 6, 2017 were 21,910,591.
Documents Incorporated by Reference
Part III: Portions of Registrant’s Proxy Statement relating to the Company’s 2017 Annual Meeting of Shareholders.

PRGX GLOBAL, INC.
FORM 10-K
December 31, 2016

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

•	revenue that does not meet expectations or justify costs incurred;

•	our ability to develop material sources of new revenue in addition to revenue from our core accounts payable recovery audit services;

•	changes in the market for our services;

•	client and vendor bankruptcies and financial difficulties;

•	our ability to retain and attract qualified personnel and effectively manage our global workforce;

•	our ability to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights;

•	our reliance on operations outside the U.S. for a significant portion of our revenue;

•	our ability to effectively manage foreign currency fluctuations;

•	the highly competitive environments in which our recovery audit services and Adjacent Services businesses operate and the resulting pricing pressure on those businesses;

•	our ability to integrate recent and future acquisitions;

•	our ability to realize operational cost savings and the transformation severance and related expenses we may incur to generate these savings;

•	uncertainty in the global credit markets;

•	our ability to maintain compliance with the financial and non-financial covenants in our financing arrangements;

•	our tax positions and other factors that could affect our effective income tax rate or our ability to use our existing deferred tax assets;

•	our ability to operate in compliance with changing data privacy requirements;

•	our ability to comply with a variety of foreign laws and regulations, such as those relating to data protection and employment, as well as U.S. laws affecting operations outside of the United States;

•	a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of client data or other confidential information of our clients;

•	effects of changes in accounting policies, standards, guidelines or principles;

•	terrorist acts, acts of war and other factors over which we have little or no control; or

•	our ability to effectively develop, maintain, operate and improve our proprietary technology platforms and applications.

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

ii

PART I
ITEM 1. Business
PRGX Global, Inc., together with its subsidiaries, is a global leader in recovery audit and spend analytics services, providing services within our clients' Source-to-Pay ("S2P") business processes. Our services include recovery audit, spend analytics and supplier information management ("SIM") services. We are based in the United States of America (“U.S.”) and serve clients in more than 30 countries. PRGX Global, Inc. was incorporated in the State of Georgia in 1996. At the heart of our client services portfolio is the core capability of mining client data to deliver “actionable insights.” Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes, managing risks and increasing profitability.
The vast majority of our revenue comes from recovery audit, a service based on the mining of a tremendous amount of our clients’ purchasing-related data, looking for overpayments made to their third-party suppliers. PRGX is the world's leading provider of accounts payable recovery audit services principally to large businesses and government agencies with high volumes of transactions and complex pricing arrangements with vendors. We provide services to 75% of the top 20 global retailers and over 20% of the top 50 companies in the Fortune 500. We earn the largest portion of our revenue from our retail clients. Recovery audit in the retail industry is a mature service offering and we have been serving a number of our clients for decades. Pricing of merchandise for resale in the retail industry is extremely complex due to the high volume of promotions, allowances and rebates provided by suppliers. The second largest portion of our business is referred to within the recovery audit business as “commercial.” Commercial recovery auditing is the delivery of recovery audit services to industries other than retail, such as telecommunications, automotive and industrial manufacturing, resources, financial services, and transportation. Recovery audit in the industries represented within commercial is typically less complex in terms of vendor pricing structure, scope of purchase transactions made available for audit and depth of audit programs within individual companies. “Contract compliance” auditing is a specific type of recovery auditing which is more heavily utilized by commercial clients and is expected to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. We continue to innovate through technological advances, new audit tools and expanded service offerings, including spend analytics and SIM services. These services target client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. These service offerings are increasingly important to our business and are applicable to clients in both retail and commercial industries.
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
In October 2016, we announced that we had entered into agreements to acquire Cost & Compliance Associates, LLC and Cost & Cost Compliance Associates Limited (together, “C&CA"), a commercial recovery audit and contract compliance firm with operations in the U.S. and the U.K., and Lavante, Inc. (“Lavante”), a Software-as-a-Service ("SaaS")-based SIM and recovery audit services firm based in San Jose, California. The Lavante acquisition closed in October 2016 and the C&CA acquisition closed in February 2017.
As of December 31, 2015, the Company discontinued its Healthcare Claims Recovery Audit ("HCRA") business. PRGX has entered into agreements with third parties to fulfill its Medicare recovery audit contractor ("RAC") program subcontract obligations to audit Medicare payments and provide support for claims appeals and assigned its remaining Medicaid contract to another party. The Company will continue to incur certain expenses while the current Medicare RAC contracts are still in effect.

The Recovery Audit Industry and PRGX
Many businesses and government agencies generate substantial volumes of payment transactions involving multiple vendors, numerous discounts and allowances, fluctuating prices and complex pricing arrangements or rate structures. Although these entities correctly process the vast majority of payment transactions, errors occur in a small percentage of transactions. These errors include, but are not limited to, missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Many factors contribute to the errors, including communication failures between the purchasing and accounts payable departments, complex pricing arrangements or rate structures, personnel turnover and changes in information and accounting systems. In the aggregate, these transaction errors can represent meaningful amounts of reduced cash flow and lost profits for these entities. Recovery auditing is a business service focused on finding overpayments created by these errors. These audits are either accounts payable audits or contract compliance audits and entail comprehensive and customized data acquisition from the client, frequently including purchasing, receiving, point-of-sale, pricing and deal documentation, emails, and payment data.
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
As businesses have evolved, PRGX and the recovery audit industry have evolved with them, innovating processes, error identification tools, and claim types to maximize recoveries. The following are a number of factors impacting recovery auditing:
•Data Capture and Availability. Businesses increasingly are using technology to manage complex procurement and accounts payable systems in an effort to realize greater operating efficiencies. Many businesses worldwide communicate with vendors electronically - whether by Electronic Data Interchange (“EDI”) or the Internet - to exchange inventory and sales data, transmit purchase orders, submit invoices, forward shipping and receiving information and remit payments. These systems capture more detailed data, which should further inform transactional reviews by recovery auditors.
•Increased Role of Email Documentation in Client Transaction Data. Clients and vendors increasingly document transaction terms in email correspondence that is not integrated into their financial or merchant deal systems, which increases opportunities for errors. To efficiently identify these errors, recovery audit firms must use sophisticated technology-based tools that are able to ingest and search through massive volumes of emails to identify potential errors that then are investigated by the auditors. A comprehensive recovery audit requires the effective use of technology-based email search tools and techniques.
•Increasing Number of Auditable Claim Categories. Traditionally, the focus of a recovery audit was on a simple, or “disbursement,” claim type, such as the duplicate payment of invoices. Enhancements to accounts payable software, particularly large enterprise software solutions used by many large companies, have reduced the extent to which these companies make simple disbursement errors. However, the introduction of creative vendor discount programs, complex pricing arrangements and activity-based incentives has led to an increase in auditable transactions and potential sources of error. These transactions are complicated to audit, as the underlying transaction data is difficult to access and recognizing mistakes can be complex. Recovery audit firms such as PRGX with significant industry-specific expertise and sophisticated technology are best equipped to audit these complicated claim categories.
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

•Technology Platform. The ability to efficiently and cost effectively ingest large volumes of structured and unstructured data is critical to providing best in class recovery audit services. We believe we have developed the most sophisticated and highest performing large data processing infrastructure system in our industry. This system is based on the Hadoop open source technology standard and allows us to effectively process and manage our clients’ data in large scale volumes and at superior speeds. We are achieving significant acceleration in data processing speeds for both structured and unstructured data sets, which supports our efforts to accelerate audit results and transform our core audit processes.
We expect the evolution of the recovery audit industry to continue. In particular, we expect that the industry will continue to move towards the electronic capture and presentation of data, more automated, centralized processing and auditing closer to the time of the payment transaction.
Adjacent Services
Our Adjacent Services business, targets client functional and process areas where we have established expertise, enabling us to provide services to our clients' finance, merchandising and procurement functions to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend. Our Adjacent Services include our global PRGX OPTIXTM analytics solution and our SIM services offering, which includes the CIPS Sustainability Index ("CSI") offered in the United Kingdom through our strategic alliance with the Chartered Institute of Purchasing & Supply ("CIPS"). As our clients’ supplier base, data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, compliance-related tools, analytics solutions and data transformation services. Taken together, our deep understanding of our clients’ S2P data and our Adjacent Services solutions provide multiple routes to help our clients achieve greater profitability.
Clients
PRGX provides its services principally to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. Retailers continue to constitute the largest part of our client and revenue base. Our five largest clients contributed approximately 37.3% of our revenue from continuing operations in 2016, 34.5% in 2015 and 32.2% in 2014. We have one client, The Kroger Co., that accounted for approximately 11% of our revenue from continuing operations in 2016, while no client accounted for 10% or more of our revenue from continuing operations in 2015 or 2014.
Some organizations (primarily large retailers) maintain internal recovery audit departments to recover certain types of payment errors and identify opportunities to reduce costs. Despite having such internal resources, many companies also retain independent recovery audit firms, such as PRGX, due to their specialized knowledge, capabilities and focused technologies. In the U.S., Canada, the United Kingdom, France, Mexico, Brazil, and Australia, large retailers routinely engage independent recovery audit firms as a standard business practice. It is typical in the retail industry for large firms to engage a primary audit firm at one contingency fee rate and a secondary firm to audit behind the primary at a higher rate. Our commercial recovery audit clients are typically Fortune 1000 companies in industries other than retail and with multi-billion dollars of purchase transactions to be audited. These clients range from large multi-national manufacturing and resource companies, to large regional or national telecommunications and financial services institutions to global high tech software organizations. The audit specialty practice of contract compliance is a specific type of recovery auditing which is more heavily utilized by commercial clients and is expected to be a growing part of our business. This service offering focuses on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base.

The PRGX Strategy
PRGX is a global leader in recovery audit and spend analytics services. We provide recovery audit and other S2P services, including, spend analytics and SIM services. We principally offer these services to large businesses and government agencies having a tremendous volume of payment transactions and complex procurement environments. We plan to achieve revenue growth and higher profitability through the following strategy:
1.Grow and improve our core recovery audit business;
2.Differentiate our service offerings and capabilities;
3.Create adjacent service offerings, including SaaS solutions; and
4.Expand into new high potential industries and geographies.
Grow and improve our core recovery audit business
We continue to be the industry leader by introducing innovative concepts and audit processes. In addition, we are deploying global best practices and rolling out enhanced world class and proprietary audit tools to drive deeper recoveries and enable next generation audit concepts. We expect to achieve our objectives through process redesign coupled with investing in our technology infrastructure and aggressively rolling out new technologies across our global audits.
Differentiate our service offerings and capabilities
We plan to differentiate our service offerings and capabilities through enhancing our current services and implementing innovations such as:

•
Audit acceleration. Our clients are constantly seeking to accelerate the audit process to deliver audit results closer to the time of the transaction to increase recovery yields, provide a greater opportunity to address process errors, and reduce supplier abrasion. We believe that our deep and broad business process experience across thousands of audits, together with our enhanced and new technology initiatives will put us in a unique position to achieve superior results for our clients.

•
Global audit best practice programs. Our global programs take advantage of our operations that span over 30 countries to provide true global audit capabilities to multi-national companies. This unique perspective gives our clients visibility to their business practice variations around the world and creates value for our clients by allowing them to see their data in new ways.

Create adjacent and high value service offerings
We will continue to focus on new service offerings that complement our existing services and provide increased value to our customers.
Our Adjacent Services offerings, including PRGX OPTIX and SIM services, target client functional and process areas where we have established expertise, enabling us to provide services to support our clients' finance, merchandising and procurement functions. These services can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis. The Adjacent Services offerings assist our clients in improving many aspects of their businesses, including working capital, optimization of purchasing leverage in vendor pricing negotiations, improved insight into product margin and true cost of goods for resale, identification and management of risks associated with vendor compliance, improved quality of vendor master data and improved visibility and diagnostics of direct and indirect spend.
Expand into new high potential industries and geographies
Our plans include continuing to build our commercial recovery audit practice, which serves industries outside of retail in order to reduce our industry concentration. We have organized the commercial recovery audit practice into industry verticals such as resources, telecommunications, financial services and manufacturing, and are building focused practice areas with targeted service offerings for each industry.

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
We believe that our proprietary technology and processes serve as important competitive advantages over both our principal competitors and our clients’ internal recovery audit functions. To sustain these competitive advantages, we continually invest in technology initiatives to deliver innovative solutions that improve both the effectiveness and efficiency of our services.
We design our data acquisition, data processing and data management processes with the objectives of maximizing efficiencies and productivity and maintaining the highest standards of transaction auditing and spend analytics accuracy. We also maintain sophisticated and highly reliable security standards and tools to protect all data under our control. At the beginning of a typical recovery audit or spend analytics engagement, we use a dedicated staff of data acquisition specialists and proprietary tools to acquire a wide array of transaction data from the client for the time period under review. We typically receive this data by secured electronic transmissions, digital media or paper. For paper-based data, we use a custom, proprietary imaging technology to scan the paper into electronic format. Upon receipt of the data, we secure, catalog, back up and convert it into standard, readable formats using third party and proprietary tools.
Our technology professionals clean and map massive volumes of structured and unstructured client data, primarily using high performance database and storage technologies, into standardized layouts at one of our secure data processing facilities. We also generate statistical reports to verify the completeness and accuracy of the data.
We then process the data using proprietary algorithms (business rules) leveraging over thirty years’ experience to help uncover patterns or potential problems in clients’ various transactions or transactional streams. We deliver this processed data to our auditors who, using our proprietary audit software, sort, filter and search the data to validate and identify actual transaction errors. We also maintain a secure database of audit information with the ability to query on multiple variables, including claim categories, industry codes, vendors and audit years, to facilitate the identification of additional recovery opportunities and provide recommendations for process improvements to clients.
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
As part of our Adjacent Services we offer the PRGX OPTIX suite of analytics tools. The PRGX OPTIX suite facilitates S2P business decisions through actionable, data-enabled insights that are delivered through four primary modules - Product, Payment, Spend and Supplier.  Each of these modules is powered by the core PRGX OPTIX platform that provides the ability to process and visualize S2P data delivered via a SaaS interface. In addition to the PRGX OPTIX suite, we offer SIM services through our proprietary Lavante SIM platform. The SIM platform is designed to enable supplier master data harmonization, on-boarding, compliance with regulatory and client specified standards and requirements, as well as an enterprise level view of supplier performance. Lavante SIM is offered as a SaaS-based technology solution.

Competition
Accounts Payable Recovery Audit Services
We believe that the principal providers of domestic and international accounts payable recovery audit services in major markets worldwide consist of PRGX, two substantial competitors, and numerous other smaller competitors. The smaller recovery audit firms generally do not possess multi-country service capabilities and advanced technology infrastructure necessary to support our clients' large and complex purchasing and accounts payable operations. In addition, many of these firms have limited resources and may lack the experience and knowledge of national promotions, seasonal allowances and current recovery audit practices. As a result, we believe that compared to most other firms providing accounts payable recovery audit services, PRGX has competitive advantages based on its domestic and international presence, well-trained and experienced professionals, and advanced technology.
While we believe that PRGX has the greatest depth and breadth of audit expertise, data and technology capabilities, scale and global presence in the industry, we face competition from the following:
Client Internal Recovery Audit Departments. A number of large retailers (particularly those in the discount, grocery and drug store sectors) have developed an internal recovery audit process to review transactions prior to turning them over to external recovery audit firms. The scale and scope of these client internal organizations varies by client based on their level of in-house expertise and investment in required tools and technologies. Regardless of the level of recoveries made by internal recovery audit departments, virtually all large retail clients retain at least one (primary), and frequently two (primary and secondary), external recovery audit firms to capture errors not identified by their internal recovery audit departments.
Other Accounts Payable Recovery Audit Firms. The competitive landscape in the recovery audit industry is comprised of:

•	Full-service accounts payable recovery audit firms. We believe that only two companies other than PRGX offer a full suite of U.S. and international recovery audit services;

•
A large number of smaller accounts payable recovery firms which have a limited client base and which use less sophisticated tools to mine disbursement claim categories at low contingency rates. These firms are most common in the U.S. and U.K. markets. Competition in most international markets, if any, typically comes from small niche providers;

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
Adjacent Services
Our Adjacent Services business faces competition from global and regional consulting firms; well-known ERP software vendors; procurement-specific software and SaaS providers and smaller, very specialized analytics providers. These competitors generally compete on the basis of the breadth of services, market reputations and integration with other services. We believe that we differentiate ourselves from our competitors through our in-depth knowledge of our clients’ data, systems, and purchasing processes, along with advanced and specialized technology tools.
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

Proprietary Rights
From time to time, we develop new software and methodologies that replace or enhance existing proprietary software and methodologies. We rely primarily on trade secret and copyright protection for our proprietary software and other proprietary information. We capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. We consider the costs associated with developing or replacing methodologies to be research and development costs and we expense them as incurred. Research and development costs, including the amortization of amounts previously capitalized, were approximately $3.5 million in 2016, $3.0 million in 2015 and $3.1 million in 2014.
We own or have rights to various trademarks, trade names and copyrights, including U.S. and foreign registered trademarks and trade names and U.S. registered copyrights, that are valuable assets and important to our business. We monitor the status of our copyright and trademark registrations to maintain them in force and renew them as appropriate. The duration of our active trademark registrations varies based upon the relevant statutes in the applicable jurisdiction, but generally endure for as long as they are used. The duration of our active copyright registrations similarly varies based on the relevant statutes in the applicable jurisdiction, but generally endure for the full statutory period. Our trademarks and trade names are of significant importance and include, but are not limited to, the following: PRGX®, Discover Your Hidden Profits®, Thrive in the Data™, imDex™, Profit Discovery™,  GET™; PRGX APTrax™, PRGX AuditTrax™, PRGX ClaimTrax™, PRGX MailTrax™, PRGX MerchTrax™, PRGX SpendTrax™, Lavante®, Lavante SIM TM and PRGX OPTIXTM.
Regulation
Various aspects of our business, including, without limitation, our data flows and our data acquisition, processing and reporting protocols, are subject to extensive and frequently changing governmental regulation in the U.S. and the numerous other countries around the world where we operate. These regulations include extensive data protection and privacy requirements. In the U.S., we are subject to the provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) with respect to our discontinued HCRA business. Internationally, we must comply with the European Data Protection Directive that various members of the European Union have implemented, as well as with data protection laws that exist in many of the other countries where we serve clients. Failure to comply with such regulations may, depending on the nature of the noncompliance, result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to our reputation or in certain circumstances, criminal penalties.
Employees
As of January 31, 2017, PRGX had approximately 1,500 employees, of whom approximately 600 were in the U.S. The majority of our employees are involved in our recovery audit business.
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

ITEM 1A. Risk Factors
Revenue from our accounts payable recovery audit business generally has declined in the recent past. We must successfully execute our growth strategy in order to increase our revenue, and must lower our cost of delivery in order to maintain profitability.
Over time, our clients tend to resolve recurring transaction processing deficiencies. In addition, many of our clients have an internal staff that audits the transactions before we do. As the skills, experience and resources of our clients’ internal recovery audit staffs improve, they will identify many overpayments themselves and reduce some of our audit recovery opportunities. In addition, our revenues are potentially impacted by competitive rate pressures, our dependency on clients to approve our claims on a timely basis, changes in audit scope by our clients and occasional loss of clients or movement from primary to secondary position. We must continually innovate new audit concepts, improve audit execution and develop new clients in order to prevent revenue declines and avoid losses in our business.
We depend on our largest clients for significant revenue, so losing a major client could adversely affect our revenue and liquidity.
We generate a significant portion of our revenue from our largest clients. Our five largest clients collectively accounted for 37.3% of our revenue from continuing operations in 2016, 34.5% in 2015 and 32.2% in 2014. We have one client, The Kroger Co., that accounted for approximately 11% of our revenue from continuing operations in 2016, while no client accounted for 10% or more of our revenue from continuing operations in 2015 or 2014. If we lose any of our major clients, our results of operations and liquidity could be materially and adversely affected.
Although we continually seek to diversify our client base, we may be unable to offset the effects of an adverse change in one of our key client relationships. For example, if our existing clients elect not to renew their contracts with us at the expiration of the current terms of those contracts, or reduce the services they purchase thereunder, our recurring revenue base will be reduced, which could have a material adverse effect on our business, financial position, results of operations, and cash flows. In addition, we could lose clients if: (i) they cancel their agreements with us; (ii) we fail to win a competitive bid at the time of contract renewal; (iii) the financial condition of any of our clients deteriorates; or (iv) our clients are acquired by, or acquire, companies with which we do not have contracts. Any of these could materially and adversely affect our business, financial position, results of operations, and cash flows.
Our strategy may not be successful.
As discussed in Item 1 “The PRGX Strategy,” our objectives are to achieve higher profitability and growth by growing and improving our core recovery audit business, differentiating our service offerings and capabilities, creating adjacent service offerings (including SaaS solutions) and expanding into new high potential industries and geographies. These efforts are ongoing, and the results of our efforts will not be known until sometime in the future. Successful execution of our strategy requires sustained management focus, innovation, organization and coordination over time, as well as success in building relationships with third parties. If we are unable to execute our strategy successfully, our business, financial position, results of operations and cash flows could be adversely affected. In addition, execution of our strategy will require material investments and additional costs that may not yield incremental revenue and improved financial performance as planned.
Our acquisitions, investments, partnerships and strategic alliances may require significant resources and/or result in significant unanticipated losses, costs or liabilities.
Acquisitions have contributed and are expected to continue to contribute to our revenue. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions, investments and strategic alliances will be important to our growth strategy.
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
As of December 31, 2015, we discontinued the HCRA services business, but will continue to incur significant costs as it winds down. There are complex regulations governing many healthcare payments and recoupments, including a multi-layered scheme for provider appeals of overpayment determinations under the Medicare RAC program. These regulations, the terms of the Company’s contracts and the complexity of Medicare and other healthcare data, systems and processes, generally make it more difficult and costly to exit this portion of our business. Finally, while we maintain reserves on our balance sheet, any appeals settlements which require us to repay a significant portion of our historical fees could materially and adversely impact our results of operations and cash flow.
We may be unable to protect and maintain the competitive advantage of our proprietary technology and intellectual property rights.
Our operations could be materially and adversely affected if we are not able to protect our proprietary software, audit techniques and methodologies, and other proprietary intellectual property rights. We generally rely on a combination of trade secret and copyright laws, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. Although we presently hold U.S. registered copyrights on certain of our proprietary technology and certain U.S. and foreign registered trademarks, we may be unable to obtain similar protection on our other intellectual property. In addition, our foreign registered trademarks may not receive the same enforcement protection as our U.S. registered trademarks.
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
We could be subjected to claims of intellectual property infringement.
Although we are not aware of any infringement of our services and products on the intellectual property rights of others, the potential for intellectual property infringement claims continually increases as the universe of intellectual property continues to rapidly expand, and we are subject to the risk that someone else will assert a claim against us for violating their intellectual property rights. Any claim for intellectual property infringement, even if not meritorious, could be expensive to defend. If we were held liable for infringing third party intellectual property rights, we could incur substantial damage awards, and potentially be required to cease using the technology, produce non-infringing technology or obtain a license to use such technology. Such potential liabilities or increased costs could be material to us.

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
Our ability to deliver our SaaS solutions is dependent on the development and maintenance of the infrastructure of the Internet by third parties.
The infrastructure of the Internet consists of multiple fragmented networks. Multiple third-party organizations run this infrastructure together under the governance of the Internet Corporation for Assigned Numbers and Names (ICANN) and the Internet Assigned Numbers Authority under the stewardship of ICANN. The Internet has experienced outages and other delays resulting from damage to portions of infrastructure, denial-of-service attacks or related cyber incidents, and the Internet could face outages and delays in the future. These outages and delays could reduce the level of Internet usage or result in fragmentation of the Internet, resulting in multiple separate networks lacking interconnection. These scenarios are outside of our control and could impair the delivery of our SaaS solutions to our clients. Resulting interruptions in our SaaS solutions or the ability of our clients to access our SaaS solutions could result in a loss of potential or existing clients and harm our business.
Our software and SaaS solutions may not be error-free and could result in claims of breach of contract and liabilities.
Our software and SaaS solutions are very complex and may not be error-free, especially when first released. Although we perform extensive testing, the failure of any solution to operate in accordance with its specifications, documentation or applicable license agreement could require us to correct the deficiency. If such deficiency cannot be corrected in accordance with the relevant contract for services, the deficiency could constitute a material breach of the contract allowing for the contract’s termination and possibly subjecting us to liability. Also, we sometimes indemnify our clients against third-party infringement claims and certain other losses. If such claims for indemnification are made, even if they are without merit, they could be expensive to resolve. A significant judgment against us could have a material adverse impact on us.
Operational failures in our data processing facilities could harm our business and reputation.
An interruption of our SaaS hosting facilities or other data processing services, including an interruption caused by damage or destruction of communication lines or physical facilities or a failure of data processing equipment, could result in a loss of clients, difficulties in obtaining new clients and a reduction in revenue. In addition, we also may be liable to third parties or our clients because of such interruption. These risks would increase with longer service interruptions. Despite any disaster recovery and business continuity plans and precautions we have implemented (including insurance) to protect against the effects of service delivery interruptions, such interruptions could result in a material adverse effect on our business, results of operations, financial position, and cash flows.
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
Operations outside the U.S. generated 42.6% of our annual revenue in 2016, 41.8% in 2015 and 45.0% in 2014. These international operations are subject to numerous risks, including:

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

•
difficulties in complying with a variety of foreign laws and regulations, such as those relating to data protection and employment, as well as U.S. laws affecting operations outside of the United States;

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

In 2016, our European operations accounted for 19.5% of our consolidated revenue. There have been continuing concerns and uncertainties regarding the stability of certain European economies. A continued decline in the economic conditions in Europe may materially and adversely affect our operations both in Europe and on a consolidated basis.
Furthermore, in 2010 we began transitioning certain of our core data processing and other functions to locations outside the U.S., including India, where approximately 19% of our employees were located on December 31, 2016. While our operations in India have been key to serving clients more efficiently and cost-effectively under our improved service delivery model, India has from time to time experienced instances of civil unrest and hostilities with neighboring countries. Geopolitical conflicts, military activity, terrorist attacks, or other political uncertainties in the future could adversely affect the Indian economy by disrupting communications and making business operations and travel more difficult, which may have a material adverse effect on our ability to deliver services from India. Disruption of our Indian operations could materially and adversely affect our profitability and our ability to execute our growth strategy.
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
We are subject to extensive and evolving federal, state and foreign privacy laws and regulations. Changes in privacy laws or regulations or new interpretations of existing laws or regulations could have a substantial effect on our business, financial condition and results of operations. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, civil sanctions, damage to the Company’s reputation, or in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that the interpretations of these laws and regulations by governing regulatory authorities and the courts evolve over time, and many of the provisions of such laws and regulations are open to a wide range of interpretations. Further, laws are increasingly aimed at the use of personal information for marketing purposes, such as the European Union’s e-Privacy Directive, and the country-specific regulations that implement that directive. Such laws and regulations are also subject to new and differing interpretations and may be inconsistent among jurisdictions. These and other requirements could reduce demand for our services or restrict our ability to store and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally. There can be no assurance that we are or have been in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.
With respect to trans-border data flows from the European Economic Area, or EEA, we are certified under the new U.S.-European Union Privacy Shield Framework, as agreed to by the U.S. Department of Commerce and the European Union (“EU”), as a means to legally transfer European personal information from Europe to the United States. Despite our Privacy Shield certification and extensive efforts to maintain the privacy, integrity and controlled use of confidential information, including personally identifiable information, through a combination of hardware, software, and physical security, coupled with strong internal data security processes, procedures and controls that we believe meet or exceed relevant laws, regulations and industry best practices, we may experience hesitancy, reluctance, or refusal by European or multi-national clients to use our services due to the potential risk exposure they may face as a result of their data being transferred outside of the European Union.
Certain ownership changes may limit our ability to use our net operating losses.
We have substantial tax loss and credit carry-forwards for U.S. federal income tax purposes. On March 17, 2006, as a result of the closing of its exchange offer, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards. Of the $94.4 million of U.S. federal net loss carry-forwards available to the Company, $13.5 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows. The Company believes that another ownership change occurred during the fourth quarter of 2016 and is currently assessing any potential impacts on our deferred tax assets. It is possible that reported net operating losses and related deferred tax assets could be limited in their availability for future use, which may significantly increase our projected future tax liability.
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
As of December 31, 2016, the Company’s goodwill and other intangible assets totaled $24.8 million. We must perform periodic assessments to determine whether some portion, or all, of our goodwill, intangible assets and other long-lived assets are impaired. Our most recent assessment showed no impairment to our goodwill, intangible assets and other long-lived assets, but future impairment testing could result in a determination that our goodwill, other intangible assets or our other long-lived assets have been impaired. Future adverse changes in the business environment or in our ability to perform audits successfully and compete effectively in our markets or the discontinuation of our use of certain of our intangible or other long-lived assets could result in impairment which could materially adversely impact future earnings.
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
Our common stock is currently traded on The Nasdaq Global Select Market. The trading price of our common stock has been and may continue to be subject to large fluctuations. For example, for the year ended December 31, 2016, our stock traded as high as $6.20 per share and as low as $3.04 per share. Our stock price may increase or decrease in response to a number of events and factors, including:
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded under the symbol “PRGX” on The Nasdaq Global Select Market (Nasdaq). The Company has not paid cash dividends on its common stock since it became a public company in 1996 and does not intend to pay cash dividends in the foreseeable future. Moreover, restrictive covenants included in our secured credit facility specifically prohibit payment of cash dividends. As of March 8, 2017, there were 133 holders of record of our common stock and management believes there were approximately 2,510 beneficial holders. The following table sets forth, for the quarters indicated, the range of high and low sales prices for the Company’s common stock as reported by Nasdaq during 2016 and 2015.

2016 Calendar Quarter	High	Low
1st Quarter	$4.90	$3.04
2nd Quarter	5.81	4.56
3rd Quarter	5.50	4.58
4th Quarter	6.20	4.25

2015 Calendar Quarter	High	Low
1st Quarter	$5.77	$3.84
2nd Quarter	4.99	3.65
3rd Quarter	4.51	3.35
4th Quarter	4.42	3.50
Issuer Purchases of Equity Securities
A summary of our repurchases of our common stock during the fourth quarter ended December 31, 2016 is set forth below.

2016	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(millions of dollars)
October 1 - October 31	—	$—	—	$—
November 1 - November 30	—	$—	—	$—
December 1 - December 31	1,859	$5.25	1,859	$—
	1,859	$5.25	1,859	$15.5

(a)
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase in the program, increasing the total repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase in the program, increasing the total repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. From the February 2014 announcement of the Company's current stock repurchase program through December 31, 2016, the Company repurchased a total of 8.6 million shares under this program for an aggregate purchase price of $44.5 million. The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company's available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.

Performance Graph
Set forth below is a line graph presentation comparing the cumulative shareholder return on our common stock, on an indexed basis, against cumulative total returns of The Nasdaq Composite Index and the RDG Technology Composite Index. The graph assumes that the value of the investment in the common stock in each index was $100 on December 31, 2011 and shows total return on investment for the period beginning December 31, 2011 through December 31, 2016, assuming reinvestment of any dividends. Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Performance Graph presented below shall not be incorporated by reference into any such filings.

Cumulative Total Return
	12/11	12/12	12/13	12/14	12/15	12/16
PRGX Global, Inc.	100.00	108.40	112.94	96.13	62.52	99.16
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
RDG Technology Composite	100.00	114.61	152.95	178.50	183.08	206.81

ITEM 6. Selected Financial Data
The following table sets forth selected financial data from continuing operations for the Company as of and for each of the five years in the period ended December 31, 2016. The following data reflects the business acquisitions that we have completed through December 31, 2016. We have included the results of operations for these acquired businesses in our results of operations since the date of their acquisitions. We have derived this historical consolidated financial data from our Consolidated Financial Statements and Notes thereto, which have been audited by our Independent Registered Public Accounting Firm. The Consolidated Balance Sheets as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Shareholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2016 and the report of the Independent Registered Public Accounting Firm thereon are included in Item 8 of this Form 10-K.
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

	Years Ended December 31, (1)
	2016	2015	2014	2013	2012
Statements of Operations Data:	(In thousands, except per share data)
Revenue, net	$140,844	$138,302	$161,552	$178,268	$190,411
Operating expenses:
Cost of revenue	91,299	93,169	110,890	112,853	123,157
Selling, general and administrative expenses	39,399	32,284	38,581	46,143	46,601
Depreciation of property and equipment	5,033	5,317	6,025	6,783	5,743
Amortization of intangible assets	1,832	2,458	3,531	4,997	7,224
Impairment charges	—	—	—	2,773	—
Total operating expenses	137,563	133,228	159,027	173,549	182,725
Operating income from continuing operations	3,281	5,074	2,525	4,719	7,686
Foreign currency transaction (gains) losses on short-term intercompany balances	84	2,165	2,003	(13)	(377)
Interest expense (income), net	(153)	(190)	(77)	(77)	966
Other loss	(121)	1,191	57	—	—
Income from continuing operations before income taxes	3,471	1,908	542	4,809	7,097
Income tax expense (2)	1,242	369	3,241	2,755	1,297
Net income (loss) from continuing operations	$2,229	$1,539	$(2,699)	$2,054	$5,800
Basic earnings (loss) from continuing operations per common share	$0.10	$0.06	$(0.09)	$0.07	$0.23
Diluted earnings (loss) from continuing operations per common share	$0.10	$0.06	$(0.09)	$0.07	$0.23

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data: (3)	(In thousands)
Cash and cash equivalents	$15,723	$15,122	$25,735	$43,700	$37,806
Working capital	16,706	21,641	36,006	50,506	37,445
Total assets	93,474	80,391	102,782	132,829	143,586
Long-term debt, excluding current installments	—	—	—	—	3,000
Total shareholders' equity	$52,390	$52,415	$70,986	$93,828	$84,652

(1)	Data for all years prior to 2015 has been restated in order to reflect only continuing operations.

(2)
The taxes recorded for 2014 were primarily related to the recording of a valuation allowance on the future use of net losses in our U.K. operations. The high effective tax rate relative to the U.S. federal statutory rate in 2013 is due to taxes on income of foreign subsidiaries with no benefit recognized for losses incurred in the U.S. due to the Company having a deferred tax asset valuation allowance. The low effective tax rate in 2012 is attributable to recognition of certain previously unrecognized tax benefits. See Note 1 (i) and Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

(3)	Data in this table reflects the balance sheet amounts for both continuing and discontinued operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
PRGX Global, Inc. is a global leader in recovery audit and spend analytics, providing services within our clients' Source-to-Pay ("S2P") business processes. At the heart of our client services portfolio is the core capability of mining client data to deliver "actionable insights." Actionable insights allow our clients to improve their financial performance by reducing costs, improving business processes, managing risks and increasing profitability.
Our services include recovery audit, spend analytics and supplier information management ("SIM") services. We serve clients in more than 30 countries and conduct our operations through three reportable segments: Recovery Audit Services - Americas, Recovery Audit Services - Europe/Asia-Pacific and Adjacent Services. The Recovery Audit Services - Americas segment represents recovery audit services we provide in the U.S., Canada and Latin America. The Recovery Audit Services - Europe/Asia-Pacific segment represents recovery audit services we provide in Europe, Asia and the Pacific region. The Adjacent Services segment includes advisory, analytics and SIM services, as well as our PRGX OPTIX suite of analytics tools. We include the unallocated portion of corporate selling, general and administrative expenses not specifically attributable to the three reportable segments in Corporate Support.
Recovery auditing is a business service focused on finding overpayments created by errors in payment transactions, such as missed or inaccurate discounts, allowances and rebates, vendor pricing errors, erroneous coding and duplicate payments. Recovery audit services are part of the broader S2P services market space, focused on the payment side of the S2P market.
Generally, we earn our recovery audit revenue on a contingent fee basis by identifying overpayments made by our clients, assisting our clients in recovering the overpayments from their vendors, and collecting a specified percentage of the recoveries from our clients as our fee. The fee percentage we earn is based on specific contracts with our clients that generally also specify: (a) time periods covered by the audit; (b) the nature and extent of services we are to provide; and (c) the client’s responsibilities to assist and cooperate with us. Clients generally recover claims by either taking credits against outstanding payables or future purchases from the relevant vendors, or receiving refund checks directly from those vendors. The manner in which a claim is recovered by a client is often dictated by industry practice. In addition, many clients establish client-specific procedural guidelines that we must satisfy prior to submitting claims for client approval. Our recovery audit business also includes contract compliance services which focus on auditing complex supplier billings against large services, construction and licensing contracts, and is relevant to a large portion of our client base. Such services include verification of the accuracy of third party reporting, appropriateness of allocations and other charges in cost or revenue sharing types of arrangements, adherence to contract covenants and other risk mitigation requirements and numerous other reviews and procedures to assist our clients with proper monitoring and enforcement of the obligations of their contractors. Services in our Adjacent Services segment can be project-based (advisory services), which are typically billed on a rates and hours basis, or subscription-based (typically SaaS offerings), which are billed on a monthly basis.
We earn the vast majority of our recovery audit revenue from clients in the retail industry due to many factors, including the high volume of transactions and the complicated pricing and allowance programs typical in this industry. Changes in consumer spending associated with economic fluctuations generally impact our recovery audit revenue to a lesser degree than they affect individual retailers due to several factors, including:

•
Diverse client base - our clients include a diverse mix of discounters, grocery, pharmacy, department and other stores that tend to be impacted to varying degrees by general economic fluctuations, and even in opposite directions from each other depending on their position in the market and their market segment;

•
Motivation - when our clients experience a downturn, they frequently are more motivated to use our services to recover prior overpayments to make up for relatively weaker financial performance in their own business operations;

•
Nature of claims - the relationship between the dollar amount of recovery audit claims identified and client purchases is non-linear. Claim volumes are generally impacted by purchase volumes, but a number of other factors may have an even more significant impact on claim volumes, including new items being purchased, changes in discount, rebate, marketing allowance and similar programs offered by vendors and changes in a client’s or a vendor’s information processing systems; and

•
Timing - the client purchase data on which we perform our recovery audit services is historical data that typically reflects transactions between our clients and their vendors that took place 3 to 15 months prior to the data being provided to us for audit. As a result, we generally experience a delayed impact from economic changes that varies by client and the impact may be positive or negative depending on the individual clients’ circumstances.

We have processes in place to mitigate the financial impact arising from fluctuations in our businesses. These processes include reviewing and monitoring financial and operational results through our internal reporting, devoting substantial efforts to develop an improved service delivery model to enable us to more cost effectively serve our clients, and maintaining the flexibility to control the compensation-related portions of our cost structure.

While the net impact of the economic environment on our recovery audit revenue is difficult to determine or predict, we believe that for the foreseeable future, our revenue will remain at a level that will allow us to continue investing in our growth strategy. Included in our growth strategy are our investments in developing and enhancing our technology platforms and improved operational processes within our recovery audit business. In addition, we continue to pursue the expansion of our business beyond retail recovery audit services by growing the portion of our business that provides recovery audit services to enterprises other than retailers; growing our contract compliance service offerings; expanding into new industry verticals, such as resources; and growing our Adjacent Services which includes our global PRGX OPTIXTM analytics solutions and our SIM services offering. We believe that our recovery audit business uniquely positions us to create value for clients and gives us a competitive advantage over other players in the broader S2P market for four fundamental reasons:

•
We already have the clients' spend data - we serve a large and impressive list of very large, multinational companies in our core recovery audit business, which requires access to and processing of these clients' detailed S2P data on a daily, weekly or at least periodic basis;

•
We know the clients' spend data and underlying processes - the work we do in recovery audit requires that we fully understand our clients’ systems, buying practices, receiving and payment procedures, as well as their suppliers’ contracting, performance and billing practices;

•
We take a different perspective in analyzing the clients' spend data - we look horizontally across our clients' processes and organizational structures versus vertically, which is how most companies are organized and enterprise resource planning systems are designed; and

•	Our contingent fee recovery audit value proposition minimizes our clients' cost of entry and truly aligns us with our clients.

As our clients’ data volumes and complexity levels continue to grow, we are using our deep data management experience to develop new actionable insight solutions, as well as to develop custom analytics and data transformation services. Taken together, our deep understanding of our clients’ S2P data and our technology-based solutions provide multiple routes to help our clients achieve greater profitability. Our Adjacent Services business targets client functional and process areas where we have established expertise, enabling us to provide services to finance, merchandising and procurement executives to improve working capital, optimize purchasing leverage in vendor pricing negotiations, improve insight into product margin and true cost of goods for resale, identify and manage risks associated with vendor compliance, improve quality of vendor master data and improve visibility and diagnostics of direct and indirect spend.

In an effort to accelerate our growth and expand our technology offerings within Adjacent Services, during the fourth quarter of 2016, we acquired Lavante, Inc. ("Lavante"), a SaaS-based SIM and recovery audit services firm based in San Jose, California.
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

	Years Ended December 31,
	2016	2015	2014
Revenue, net	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue	64.8	67.4	68.6
Selling, general and administrative expenses	28.0	23.3	23.9
Depreciation of property and equipment	3.6	3.8	3.7
Amortization of intangible assets	1.3	1.8	2.2
Impairment charges	—	—	(0.1)
Total operating expenses	97.7	96.3	98.3
Operating income from continuing operations	2.3	3.7	1.7

Foreign currency transaction (gains) losses on short-term intercompany balances	0.1	1.6	1.2
Interest expense, net	(0.2)	(0.1)	—
Income (loss) before income taxes from continuing operations	2.4	2.2	0.5
Income tax expense	0.9	0.3	2.0

Net income (loss) from continuing operations	1.5%	1.9%	(1.5)%

Year Ended December 31, 2016 Compared to Prior Years from Continuing Operations
Revenue. Revenue was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Recovery Audit Services – Americas	$99,861	$97,009	$106,533
Recovery Audit Services – Europe/Asia-Pacific	37,335	36,264	44,319
Adjacent Services	3,648	5,029	10,700
Total	$140,844	$138,302	$161,552

Consolidated revenue from continuing operations increased by $2.5 million, or 1.8%, in 2016 compared to 2015, and decreased by $23.3 million, or 14.4%, in 2015 compared to 2014. Our 2016 year over year growth was led by our global retail recovery audit business, which is the largest of our recovery audit businesses. We experience changes in our reported revenue based on the strength of the U.S. dollar relative to foreign currencies. On a constant dollar basis, adjusted for changes in foreign exchange ("FX") rates, consolidated revenue from continuing operations increased 4.5% for in 2016 when compared to 2015 and decreased 9.1% in 2015 when compared to 2014. Below is a discussion of our revenue for our three reportable segments.
Recovery Audit Services - Americas revenue increased $2.8 million, or 2.9%, in 2016 compared to 2015 and decreased $9.5 million, or 8.9%, compared to 2014. The 2016 year over year growth was led by our retail recovery audit business, which is the largest of our recovery audit businesses. Changes in the value of the U.S. dollar relative to currencies in Canada and Latin America negatively impacted reported revenue in both 2016 and 2015. On a constant dollar basis, adjusted for changes in FX rates, 2016 revenue increased 3.9% compared to 2015 and on an as-reported basis increased 2.9%. On a constant dollar basis, adjusted for changes in FX rates, 2015 revenue decreased by 5.7% compared to 2014 and on an as-reported basis decreased 8.9%.
The changes in our Recovery Audit Services - Americas revenue in 2016 and 2015 were due to a number of factors in addition to changes in FX rates. The increase in revenue in 2016 compared to 2015 was primarily driven by stronger claims conversion, the implementation of acceleration and maturity model programs, increased staffing at certain audits and improvements in our proprietary audit tools. This growth was partially offset by continued rate pressures and the above-mentioned changes in FX rates. Revenue increased 1.7% in 2016 compared to 2015 and 5.3% in 2015 compared to 2014 due to revenue from new clients. Revenue from existing clients increased 1.9% in 2016 compared to 2015 and decreased 13.8% in 2015 compared to 2014. The revenue decrease in 2015 was due primarily to lower revenue from certain large retail clients, including a U.S. grocer that filed bankruptcy and another that increased its internal resources and is identifying more claims itself, scope restrictions at another significant client, and continued rate pressure from our clients.
Recovery Audit Services - Europe/Asia-Pacific revenue increased $1.1 million, or 3.0%, in 2016 compared to 2015 and decreased $8.1 million, or 18.2%, in 2015. The revenue growth was primarily driven by stronger claims conversion, the implementation of acceleration and maturity model programs, increased staffing at certain audits and improvements in our proprietary audit tools. This growth was partially offset by continued rate pressures and unfavorable year over year changes in FX rates. The changes in the value of the U.S. dollar relative to foreign currencies in Europe, Asia and the Pacific region negatively impacted reported revenue in 2016 and 2015. Revenue increased 2.7% in 2016 and 3.5% in 2015 due to new clients. Revenue from existing clients increased 1.6% in 2016 and decreased 21.7% in 2015. The 2015 revenue decrease is due primarily to lower revenue from various retail clients in Europe as a result of U.K. grocery specific regulatory enforcement activities resulting in tighter restrictions on the age of transactions being audited and claim deduction policies and practices. Revenue in 2015 was also adversely impacted by scope restrictions and lower contingency fee rates at a few clients. Partially offsetting these 2015 revenue declines was an increase in 2015 revenue in the Asia-Pacific region. On a constant dollar basis, adjusted for changes in FX rates, 2016 revenue increased by 9.6% compared to an increase of 3.0% as reported, and 2015 revenue decreased by 7.3% compared to a decrease of 18.2% as reported.
Adjacent Services revenue decreased by $1.4 million, or 27.5%, in 2016 compared to 2015 and decreased $5.7 million, or 53.0%, in 2015 compared to 2014. The decline in revenue in 2016 compared to 2015 is primarily due to the delay in starting certain projects within our pipeline and finishing a few other projects' key deliverables prior to December 31, 2016. After eliminating revenue from the Chicago, Illinois-based consulting practice that was sold during the fourth quarter of 2014, 2015 revenue decreased by approximately 20% compared to 2014. The remaining decrease in 2015 revenue primarily resulted from a slower than planned ramp up of our spend analytics business during the second half of 2015, partially offset by an increase in our SIM revenue.
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

COR was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Recovery Audit Services – Americas	$60,706	$60,214	$68,163
Recovery Audit Services – Europe/Asia-Pacific	24,802	25,424	31,103
Adjacent Services	5,791	7,531	11,624
Total	$91,299	$93,169	$110,890
COR as a percentage of revenue for Recovery Audit Services - Americas was 60.8% in 2016, 62.1% in 2015 and 64.0% in 2014. We continue to invest in our various growth and other strategic initiatives, and include portions of these costs in Recovery Audit Services - Americas COR each year. The improvement in COR as a percentage of revenue for 2016 compared to 2015 is primarily due to the increase in revenues and positive financial impact of operational process improvements, partially offset by costs associated with senior leadership and audit staff personnel that were not in place in prior periods. The improvement in COR as a percentage of revenue for 2015 compared to 2014 is due to cost reductions implemented in late 2014 and early 2015, our continued focus on strengthening operational processes, as well as a $0.7 million reduction in transformation expenses compared to 2014.
COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific was 66.4% in 2016, 70.1% in 2015 and 70.2% in 2014. COR decreased 2.4% in 2016 compared to 2015 and 18.3% in 2015 compared to 2014. The 2016 positive impact was primarily due to the increase in revenues and the impact of transforming our operational processes. The improvements were partially offset by the increased costs associated with senior leadership and audit staff personnel that were not in place in prior periods. The decrease in 2015 compared to 2014 was primarily related to reductions in our cost structure due to a reorganization coupled with reduced compensation-related costs that vary with revenue. In addition, our continuing efforts to centralize and standardize the recovery audit processes enabled us to lower our COR as a percentage of revenue in this segment in 2016 and 2015.
The higher COR as a percentage of revenue for Recovery Audit Services - Europe/Asia-Pacific (66.4% for 2016) compared to Recovery Audit Services - Americas (60.8% for 2016) is due primarily to differences in service delivery models, scale and geographic fragmentation. The Recovery Audit Services - Europe/Asia-Pacific segment generally serves fewer clients in each geographic market and generates lower average revenue per client than those served by the Recovery Audit Services - Americas segment.
Adjacent Services COR is primarily related to our continued investments in personnel whom we are hiring to either sell or assist with potential service delivery. Due to the nature of these costs and the reduced Adjacent Services revenue, COR as a percentage of revenue increased to 158.8 % in 2016 from 149.8% in 2015 and 108.6% in 2014.
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

SG&A expenses were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Recovery Audit Services – Americas	$8,421	$7,685	$10,211
Recovery Audit Services – Europe/Asia-Pacific	5,442	5,487	6,829
Adjacent Services	1,469	662	2,124
Subtotal for reportable segments	15,332	13,834	19,164
Corporate Support	24,067	18,450	19,417
Total	$39,399	$32,284	$38,581
Recovery Audit Services - Americas SG&A expenses increased 9.6% in 2016 compared to 2015 and decreased 24.7% in 2015 compared to 2014. The increase in 2016 is due primarily to higher personnel and bad debt costs. The decrease in 2015 is due primarily to lower personnel costs.
Recovery Audit Services - Europe/Asia-Pacific SG&A expenses were essentially flat in 2016 compared to 2015 after decreasing 19.7% in 2015 compared to 2014. The decrease in 2015 is due mainly to lower transformation and facilities costs.
Adjacent Services SG&A expenses increased $0.8 million in 2016 compared to 2015 due mainly to the inclusion of the operating expenses for Lavante, which was acquired in the fourth quarter of 2016. Adjacent Services SG&A expenses decreased 68.8% in 2015 compared to 2014 primarily from reduced transformation and facilities costs.
Corporate Support SG&A expenses include stock-based compensation charges of $5.1 million in 2016, $3.9 million in 2015 and $4.5 million in 2014. Excluding stock-based compensation charges, Corporate Support SG&A expense increased 30.4% in 2016 compared to 2015 and decreased 2.4% in 2015 compared to 2014. The increase in 2016 compared to 2015 is due mainly to increases in incentive compensation expenses, U.S. healthcare insurance benefit claim costs and the costs associated with business acquisition activity. The decrease in 2015 compared to 2014 reflects our focus on controlling our expenses.
Depreciation of Property and Equipment. Depreciation of property and equipment was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Recovery Audit Services – Americas	$3,750	$4,036	$4,711
Recovery Audit Services – Europe/Asia-Pacific	529	647	592
Adjacent Services	755	634	722
Total	$5,034	$5,317	$6,025
Depreciation expense declined in 2016 and 2015 primarily as a result of the reduced level of capital purchases in 2014, 2015 and 2016 when compared to prior periods, which reduced the amount of depreciation to be recorded as those assets became fully depreciated.
Amortization of Intangible Assets. Amortization of intangible assets was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Recovery Audit Services – Americas	$1,477	$1,728	$2,002
Recovery Audit Services – Europe/Asia-Pacific	—	600	1,195
Adjacent Services	355	130	334
Total	$1,832	$2,458	$3,531

Generally, we amortize the customer relationship and trademark intangible assets we record in connection with an acquisition on an accelerated basis over six years or longer, and we amortize non-compete agreements and trade names on a straight-line basis over five years or less. This methodology results in higher amortization immediately following an acquisition, and declining expense in subsequent periods. Our most recent acquisitions prior to December 31, 2016 include Lavante in October, 2016, the SIM services business acquired from Global Edge, LLC and certain affiliated companies (collectively, "Global Edge") in December 2015, Business Strategy, Inc. and substantially all the assets of an affiliated company (collectively, "BSI") in Recovery Audit Services - Americas in December 2011, the associate migrations in Recovery Audit Services - Europe / Asia-Pacific in 2011 and 2012, and Etesius Limited and TJG Holdings LLC in Adjacent Services in 2010. Amortization expense declined in our recovery audit segments in 2016 and 2015 compared to the prior year as we did not complete a material acquisition in these segments in either year. Similarly, Adjacent Services amortization increased in 2016 due to the amortization of certain assets acquired in the acquisition of Lavante.
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
The U.S. dollar generally strengthened relative to the local currencies of certain of our foreign subsidiaries in 2016, 2015 and 2014 resulting in our recording net foreign currency losses on short-term intercompany balances of less than $0.1 million, $2.2 million and $2.0 million, respectively.
Net Interest Expense (Income). Net interest income was $0.2 million in each of 2016 and 2015 and $0.1 million in 2014 due to reductions in interest accruals on uncertain tax positions.
Income Tax Expense. Our reported effective tax rates on earnings approximated 35.8% in 2016, 19.3% in 2015, and 598.0% in 2014. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. We have recorded a deferred tax asset valuation allowance that effectively eliminates income tax expense or benefit relating to our U.S. operations. The tax rate for 2016 reflects the impact of recognizing benefit for certain deferred tax assets in New Zealand and Singapore. The tax rate for 2015 reflects the impact of recognizing benefit for certain deferred tax assets in Australia. The tax rate in 2014 reflects the impact of recording a valuation allowance against certain deferred tax assets in the United Kingdom. The effective tax rates noted above exclude discontinued operations in the current and prior years.
Together with the reversal of interest expense accruals, the total net reduction to our reserves for uncertain tax positions based on changes in accruals was $0.1 million in 2016, $0.2 million in 2015, and $0.1 million in 2014.
As of the end of each of the past three years, management determined that based on all available evidence, deferred tax asset valuation allowances of $50.1 million in 2016, $45.6 million in 2015 and $52.0 million in 2014 were appropriate.
As of December 31, 2016, we had approximately $94.5 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2035. As of December 31, 2016, we had approximately $135.1 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2021 and 2036 and are subject to certain limitations. The state loss carry-forwards at December 31, 2016, reflect adjustments for prior period write-downs associated with ownership changes for state purposes.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $94.5 million of U.S. federal loss carry-forwards available to the Company, $13.5 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under Section 382 and has determined that on August 4, 2008, the Company experienced another additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows. The Company believes that there has been an ownership change as defined under IRC Section 382 in the fourth quarter of 2016. The Company is currently assessing what impact this ownership change may have on our ability to utilize the reported net operating losses and related deferred tax assets in future periods.

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
Reconciliations of consolidated net loss to each of EBIT, EBITDA and Adjusted EBITDA for the periods included in this report are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$905	$(3,226)	$(7,526)
Income tax expense	1,242	369	3,241
Interest income, net	(153)	(190)	(77)
EBIT	1,994	(3,047)	(4,362)
Depreciation of property and equipment	5,047	5,352	6,216
Amortization of intangible assets	1,832	2,458	3,531
EBITDA	8,873	4,763	5,385
Foreign currency transaction (gains) losses on short-term intercompany balances	84	2,165	2,003
Acquisition-related charges	—	—	249
Transformation severance and related expenses	1,383	2,299	4,050
Other loss	(121)	1,191	57
Stock-based compensation	5,123	3,926	4,532
Adjusted EBITDA	$15,342	$14,344	$16,276
Acquisition-related charges include acquisition obligations classified as compensation of $0.2 million in 2014 which were paid in the third quarter of 2014.
Transformation severance and related expenses decreased $0.9 million, or 39.8%, in 2016 compared to 2015 and $1.8 million, or 43.2%, in 2015 compared to 2014. These expense reductions were due to reduced restructuring activities in each of 2016 and 2015 relative to the prior year.
Stock-based compensation increased $1.2 million, or 30.5%, in 2016 compared to 2015 due to the issuance in 2016 of performance-based equity grants whose value fluctuates with our stock price. Stock-based compensation decreased $0.6 million, or 13.4%, in 2015 compared to 2014 due primarily to the completion of the expense recognition period for prior year equity grants that exceeded the recognized expense for new grants in 2015.
We include a detailed calculation of Adjusted EBITDA by segment in Note 2 of “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K. A summary of Adjusted EBITDA by segment for the years ended December 31, 2016, 2015, and 2014 was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Recovery Audit Services – Americas	$31,251	$29,431	$29,507
Recovery Audit Services – Europe/Asia-Pacific	7,403	5,942	7,672
Adjacent Services	(3,354)	(3,134)	(2,381)
Subtotal for reportable segments	35,300	32,239	34,798
Corporate Support	(18,702)	(14,215)	(14,296)
Total for continuing operations	$16,598	$18,024	$20,502

Recovery Audit Services - Americas Adjusted EBITDA increased by $1.8 million, or 6.2%, in 2016 compared to 2015 and decreased $0.1 million, or 0.3%, in 2015 compared to 2014. The 2016 increase resulted primarily from increased revenue that exceeded the associated increases in COR and SG&A expenses.
Recovery Audit Services - Europe/Asia-Pacific Adjusted EBITDA increased by $1.5 million, or 24.6%, in 2016 compared to 2015. This increase is due primarily to increased revenue that exceeded the associated increases in COR and SG&A expenses. Adjusted EBITDA decreased by $1.7 million, or 22.5%, in 2015 compared to 2014. The decrease in 2015 is due to lower revenue partially offset by lower COR and SG&A expenses.
Adjacent Services Adjusted EBITDA declined 7.0% to a loss of $(3.4) million in 2016 compared to 2015, and declined 31.6% to a loss of $(3.1) million in 2015 compared to 2014. These declines are due to revenue in each period declining at a faster rate than COR and SG&A expenses.
Corporate Support Adjusted EBITDA decreased by $4.5 million, or 31.6%, in 2016 compared to 2015 due mainly to increased US healthcare benefit costs, the addition of sales personnel, increases in incentive compensation expenses and increased legal costs associated with business acquisition activities. Adjusted EBITDA improved by $0.1 million, or 0.6%, in 2015 compared to 2014.
Liquidity and Capital Resources
As of December 31, 2016, we had $15.7 million in cash and cash equivalents and borrowings under our revolving credit facility totaling $3.6 million. As of December 31, 2016, the revolver had $16.4 million of availability for borrowings and the Company was in compliance with the covenants in its SunTrust credit facility. We amended the SunTrust credit facility in January 2014, December 2014 and December 2016 as further described in Secured Credit Facility below.
The $15.7 million in cash and cash equivalents includes $4.1 million held in the U.S., $1.9 million held in Canada, and $9.7 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, New Zealand, Mexico, and Brazil. Certain foreign jurisdictions restrict the amount of cash that can be transferred to the U.S. or impose taxes and penalties on such transfers of cash. To the extent we have excess cash in foreign locations that could be used in, or is needed by, our operations in the U.S., we may incur significant penalties and/or taxes to repatriate these funds. Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. However, we do not consider the earnings of our Canadian subsidiary to be permanently invested, and have provided deferred taxes relating to the potential repatriation of the funds held in Canada.
Operating Activities. Net cash provided by operating activities was $10.1 million in 2016, $13.5 million in 2015 and $10.0 million in 2014. These amounts consist of two components, specifically, net income (loss) adjusted for certain non-cash items (such as depreciation, amortization, stock-based compensation expense, impairment charges, and deferred income taxes) and changes in assets and liabilities, primarily working capital, as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$905	$(3,226)	$(7,526)
Adjustments for certain non-cash items	11,307	15,112	16,443
	12,212	11,886	8,917
Changes in operating assets and liabilities	(2,094)	1,567	1,130
Net cash provided by operating activities	$10,118	$13,453	$10,047
The decrease in net cash provided by operating activities in 2016 compared to 2015 is primarily the result of the use of working capital through increased receivables and reduced payables and accruals that offset the net income and non-cash item improvements. The increase in net cash provided by operating activities in 2015 compared to 2014 is primarily attributable to the improvement in working capital resulting from a decrease of $5.6 million in accounts receivable partially offset by a $3.7 million decrease in accounts payable, accrued payroll and other accrued expenses.
We include an itemization of these changes in our Consolidated Statements of Cash Flows in Part II, Item 8 of this Form 10-K.
We have one client, The Kroger Co., that accounted for approximately 11% of our revenue from continuing operations in 2016. No client accounted for 10% or more of our revenue from continuing operations in 2015 or 2014. The loss of any one of our major clients would negatively impact our operating cash flows and would potentially have a material adverse impact on the Company’s liquidity.

Investing Activities. Net cash used for capital expenditures was $5.9 million in 2016, $4.5 million in 2015 and $4.7 million in 2014. These capital expenditures primarily related to investments we made to upgrade our information technology infrastructure, develop our proprietary audit tools and develop software relating to Adjacent Services.
Capital expenditures are discretionary and we currently expect to continue to make capital expenditures to enhance our information technology infrastructure and proprietary audit tools in 2017. Should we experience changes in our operating results, we may alter our capital expenditure plans.
In addition to capital expenditures, we completed the acquisition of Lavante during the fourth quarter of 2016, and borrowed approximately $3.6 million under the SunTrust revolver to complete the acquisition.
Business Acquisitions and Divestitures
We made several business acquisitions over the past few years, each of which is discussed more fully in Note 12 - Business Acquisitions and Divestitures in “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K. Following is a summary of recent business acquisition and divestiture activities impacting our liquidity and capital resources in the past three years.
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
In December 2015, we acquired the SIM business of Global Edge for a purchase price valued at $0.7 million. The purchase price included an initial cash payment of $0.5 million and additional variable cash consideration based on the performance of the acquired businesses over a two year period from the date of acquisition valued at $0.2 million.
In October 2016, we completed the acquisition of Lavante, a SaaS-based supplier of SIM and recovery audit services, for a net purchase price of $3.7 million. Lavante’s assets consist primarily of its proprietary software applications and customer contracts.
We did not complete a business acquisition in the year ended December 31, 2014.

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
Financing Activities. Net cash used by financing activities was $0.1 million in 2016, $18.4 million in 2015 and $22.7 million in 2014. The net cash used by financing activities in 2016, 2015 and 2014 included $3.8 million, $18.1 million and $22.7 million, respectively, for the repurchase of common stock (see Stock Repurchase Program below).
Secured Credit Facility
On January 19, 2010, we entered into a four-year revolving credit and term loan agreement with SunTrust Bank (“SunTrust”). The SunTrust credit facility initially consisted of a $15.0 million committed revolving credit facility and a $15.0 million term loan. The SunTrust credit facility is guaranteed by the Company and its domestic subsidiaries and is secured by substantially all of our assets. Borrowing availability under the SunTrust revolver at December 31, 2016 was $20.0 million. As of December 31, 2016, we had $3.6 million in outstanding borrowings under the SunTrust revolver. The SunTrust term loan required quarterly principal payments of $0.8 million from March 2010 through December 2013, and a final principal payment of $3.0 million in January 2014 that we paid in December 2013.
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
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate is determined as of the first business day of each calendar month. With the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility, the interest rate at December 31, 2016 was approximately 2.4%. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extends the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility.

On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.
The SunTrust credit facility includes customary affirmative, negative, and financial covenants binding on the Company, including delivery of financial statements and other reports, maintenance of existence, and transactions with affiliates. The negative covenants limit the ability of the Company, among other things, to incur debt, incur liens, make investments, sell assets or declare or pay dividends on its capital stock. The financial covenants included in the SunTrust credit facility, among other things, limit the amount of capital expenditures the Company can make, set forth maximum leverage and net funded debt ratios for the Company and a minimum fixed charge coverage ratio, and also require the Company to maintain minimum consolidated earnings before interest, taxes, depreciation and amortization. In addition, the SunTrust credit facility includes customary events of default. As of December 31, 2016, we had $3.6 million in outstanding borrowings under the SunTrust revolver. The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2016.

We believe that we will have sufficient borrowing capacity and cash generated from operations to fund our capital and operational needs for at least the next twelve months.
Stock Repurchase Program
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of common stock that we could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. During October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total stock repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. We repurchased 905,403 shares of our common stock during the year ended December 31, 2016 for $3.8 million. From the February 2014 announcement of the Company’s current stock repurchase program through December 31, 2016, the Company has repurchased 8.6 million shares, or 28.7%, of its common stock outstanding on the date of the original announcement of the program, for an aggregate cost of $44.5 million. These shares were retired and accounted for as a reduction to Shareholders' equity in the Consolidated Balance Sheet. Direct costs incurred to acquire the shares are included in the total cost of the shares.
The timing and amount of future repurchases, if any, will depend upon the Company’s stock price, the amount of the Company’s available cash, regulatory requirements, and other corporate considerations. The Company may initiate, suspend or discontinue purchases under the stock repurchase program at any time.
Contractual Obligations and Other Commitments
As discussed in “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K, the Company has certain contractual obligations and other commitments. A summary of those commitments as of December 31, 2016 is as follows:

	Payments Due by Period (in thousands)
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Secured Credit Facility	$3,600	$3,600
Interest and commitment fee on Secured Credit Facility (1)	$311	$311	$—	$—	$—
Operating lease obligations	10,719	3,266	4,362	3,079	12
Payments to Messrs. Cook and Toma (2)	638	64	134	141	299
Severance	797	797	—	—	—
Total	$16,065	$8,038	$4,496	$3,220	$311

(1)
Represents the estimated commitment fee and interest due on the Secured Credit Facility using the interest rate as of December 31, 2016 and assuming borrowings under the SunTrust revolver of $3.6 million as of December 31, 2016 and the additional revolver borrowing of $10.0 million that took place on February 17, 2017. See Note 5 of the Notes to Consolidated Financial Statements for additional information regarding the Secured Credit Facility.

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
All Performance Units were settled prior to December 31, 2015. We recognized compensation expense of less than $0.1 million in 2015 and $0.2 million in 2014 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited and recorded actual forfeitures as incurred.
Cash payments relating to MIP awards were less than $0.1 million in 2015 and $0.1 million in 2014. The 2006 MIP terminated on April 30, 2016.
2008 Equity Incentive Plan
During the first quarter of 2008, the Board of Directors of the Company adopted the 2008 EIP, which was approved by the shareholders at the annual meeting of the shareholders on May 29, 2008. The 2008 EIP authorizes the grant of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and other incentive awards. During 2015 and 2016, the company granted performance based restricted stock units (“PBU’s”) which will vest based on certain performance criteria. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to a range depending on the grant between 40% to 43% of the number of PBUs being settled, and the payment of cash in an amount equal to a range depending on the grant between 57% and 60% of the fair market value of that number of shares of common stock equal to the number of Performance Units being settled.
There were no cash payments relating to the PBUs in 2016 or 2015.
Off-Balance Sheet Arrangements
As of December 31, 2016, the Company did not have any material off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of the SEC’s Regulation S-K.
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

•
Goodwill, Other Intangible Assets, Long-lived Assets, and Impairment Charges. Goodwill represents the excess of the purchase price over the estimated fair market value of net identifiable assets of acquired businesses. Intangible assets are assets that lack physical substance. We evaluate the recoverability of goodwill and other intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other, in the fourth quarter of each year or sooner if events or changes in circumstances indicate that the carrying amount may exceed its fair value. This evaluation includes a preliminary assessment of qualitative factors to determine if it is necessary to perform a two-step impairment testing process. The first step identifies potential impairments by comparing the fair value of the reporting unit with its carrying value, including goodwill. If the calculated fair value of a reporting unit exceeds the carrying value, goodwill is not impaired, and the second step is not necessary. If the carrying value of a reporting unit exceeds the fair value, the second step calculates the possible impairment loss by comparing the implied fair value of goodwill with the carrying value. If the fair value is less than the carrying value, we would record an impairment charge.

We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal calculations in the three years ended December 31, 2016.
We review the carrying value of long-lived assets such as property and equipment for impairment when events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2016.

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

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, which we calculate based on the historical volatility of our common stock. We use a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. We use the “simplified” method in estimating the expected term of options as we have concluded that our historical share option exercise experience is a less than reasonable basis upon which to estimate the expected term for our grants.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Foreign Currency Market Risk. Our reporting currency is the U.S. dollar, although we transact business in various foreign locations and currencies. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we provide our services. Our operating results are exposed to changes in exchange rates between the U.S. dollar and the currencies of the other countries in which we operate. When the U.S. dollar strengthens against other currencies, the value of foreign functional currency revenue decreases. When the U.S. dollar weakens, the value of the foreign functional currency revenue increases. Overall, we are a net receiver of currencies other than the U.S. dollar and, as such, benefit from a weaker dollar. We therefore are adversely affected by a stronger dollar relative to major currencies worldwide. In 2016, we recognized $13.0 million of operating income from operations located outside the U.S., virtually all of which was originally accounted for in currencies other than the U.S. dollar. Upon translation into U.S. dollars, such operating income would increase or decrease, assuming a hypothetical 10% change in weighted-average foreign currency exchange rates against the U.S. dollar, by approximately $1.3 million. We currently do not have any arrangements in place to hedge our foreign currency risk.
Interest Rate Risk. Our interest income and expense are sensitive to changes in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on our cash equivalents as well as interest paid on amounts outstanding under our revolving credit facility, if any. We had $16.4 million of borrowing availability under our revolving credit facility as of December 31, 2016, and had $3.6 million borrowed under the facility as of that date. Interest on the amended credit facility is payable monthly and accrues at an index rate using the one-month LIBOR rate plus an applicable margin of 1.75%. Assuming full utilization of the credit facility, a hypothetical 100 basis point change in interest rates would result in an approximate $0.2 million change in annual pre-tax income.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited the accompanying consolidated balance sheets of PRGX Global, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PRGX Global, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 16, 2017

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue, net	$140,844	$138,302	$161,552
Operating expenses:
Cost of revenue	91,299	93,169	110,890
Selling, general and administrative expenses	39,399	32,284	38,581
Depreciation of property and equipment	5,033	5,317	6,025
Amortization of intangible assets	1,832	2,458	3,531
Total operating expenses	137,563	133,228	159,027
Operating income from continuing operations	3,281	5,074	2,525

Foreign currency transaction losses on short-term intercompany balances	84	2,165	2,003
Interest expense	(107)	(71)	(351)
Interest income	260	261	428
Other (income) loss	(121)	1,191	57
Income from continuing operations before income taxes	3,471	1,908	542
Income tax expense (Note 7)	1,242	369	3,241
Net income (loss) from continuing operations	$2,229	$1,539	$(2,699)

Discontinued operations:
Loss from discontinued operations	(1,324)	(4,765)	(4,827)
Income tax expense (benefit)	—	—	—
Net loss from discontinued operations	(1,324)	(4,765)	(4,827)

Net income (loss)	$905	$(3,226)	$(7,526)

Basic earnings (loss) per common share (Note 3):
Basic earnings (loss) from continuing operations	$0.10	$0.06	$(0.09)
Basic loss from discontinued operations	(0.06)	(0.18)	(0.17)
Total basic earnings (loss) per common share	$0.04	$(0.12)	$(0.26)

Diluted earnings (loss) per common share (Note 3):
Diluted earnings (loss) from continuing operations	$0.10	$0.06	$(0.09)
Diluted loss from discontinued operations	(0.06)	(0.18)	(0.17)
Total diluted earnings (loss) per common share	$0.04	$(0.12)	$(0.26)

Weighted-average common shares outstanding (Note 3):
Basic	21,969	25,868	28,707
Diluted	22,016	25,904	28,707

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net income (loss)	$905	$(3,226)	$(7,526)
Foreign currency translation adjustments	(507)	(769)	(551)
Comprehensive income (loss)	$398	$(3,995)	$(8,077)

See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,723	$15,122
Restricted cash	47	48
Receivables:
Contract receivables, less allowances of $799 in 2016 and $930 in 2015:
Billed	29,186	26,576
Unbilled	2,278	1,967
	31,464	28,543
Employee advances and miscellaneous receivables, less allowances of $500 in 2016 and $681 in 2015	2,184	1,740
Total receivables	33,648	30,283
Prepaid expenses and other current assets	3,363	2,323
Total current assets	52,781	47,776

Property and equipment:
Computer and other equipment	30,219	29,671
Furniture and fixtures	2,652	2,842
Leasehold improvements	3,558	3,446
Software	26,896	23,788
	63,325	59,747
Less accumulated depreciation and amortization	(51,089)	(48,167)
Property and equipment, net	12,236	11,580

Goodwill (Note 4)	13,823	11,810
Intangible assets, less accumulated amortization of $36,128 in 2016 and $35,708 in 2015	10,998	6,684
Unbilled receivables	854	656
Deferred income taxes (Note 7)	2,269	1,361
Other assets	513	524
Total assets	$93,474	$80,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,299	$5,966
Accrued payroll and related expenses	13,868	11,278
Refund liabilities	7,900	7,887
Deferred revenue	1,330	965
Current portion of debt (Note 5)	3,600	—
Business acquisition obligations (Note 12)	2,078	39
Total current liabilities	36,075	26,135

Noncurrent business acquisition obligations (Note 12)	1,926	—
Refund liabilities	804	752
Other long-term liabilities	2,279	1,089
Total liabilities	41,084	27,976

Commitments and contingencies (Notes 5, 6, 9 and 10)

Shareholders’ equity (Notes 9 and 11):
Common stock, no par value; $.01 stated value per share. Authorized 50,000,000 shares; 21,845,920 shares issued and outstanding at December 31, 2016 and 22,681,656 shares issued and outstanding at December 31, 2015	218	227
Additional paid-in capital	575,118	575,532
Accumulated deficit	(523,233)	(524,138)
Accumulated other comprehensive income	287	794
Total shareholders’ equity	52,390	52,415
Total liabilities and shareholders’ equity	$93,474	$80,391
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2013	29,367,439	$294	$604,806	$(513,386)	$2,114	$93,828
Net loss	—	—	—	(7,526)	—	(7,526)
Foreign currency translation adjustments	—	—	—	—	(551)	(551)
Issuances of common stock:
Restricted share awards	220,442	2	(2)	—	—	—
Shares issued for acquisition	187,620	2	1,277	—	—	1,279
Restricted shares remitted by employees for taxes	(72,834)	(1)	(567)	—	—	(568)
Stock option exercises	716,780	7	2,816	—	—	2,823
2006 MIP Performance Unit settlements	16,526	1	(1)			—
Forfeited restricted share awards	(67,970)	(1)	1	—	—	—
Repurchase of common stock	(3,605,142)	(36)	(22,649)	—	—	(22,685)
Stock-based compensation expense	—	—	4,386			4,386
Balance at December 31, 2014	26,762,861	268	590,067	(520,912)	1,563	70,986
Net loss	—	—	—	(3,226)	—	(3,226)
Foreign currency translation adjustments	—	—	—	—	(769)	(769)
Issuances of common stock:
Restricted share awards	23,200	—	—	—	—	—
Restricted shares remitted by employees for taxes	(17,147)	—	(312)	—	—	(312)
Stock option exercises	29,128	—	91	—	—	91
2006 MIP Performance Unit settlements	9,918	—	—	—	—	—
Forfeited restricted share awards	(7,918)	—	—	—	—	—
Repurchases of common stock	(4,118,386)	(41)	(18,030)	—	—	(18,071)
Stock-based compensation expense	—	—	3,716	—	—	3,716
Balance at December 31, 2015	22,681,656	227	575,532	(524,138)	794	52,415
Net income	—	—	—	905	—	905
Foreign currency translation adjustments	—	—	—	—	(507)	(507)
Issuances of common stock:
Restricted shares remitted by employees for taxes	(20,829)	—	(217)	—	—	(217)
Stock option exercises	90,496	—	320	—	—	320
Repurchases of common stock	(905,403)	(9)	(3,763)	—	—	(3,772)
Stock-based compensation expense	—	—	3,246	—	—	3,246
Balance at December 31, 2016	21,845,920	$218	$575,118	$(523,233)	$287	$52,390
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$905	$(3,226)	$(7,526)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,879	7,810	9,747
Amortization of deferred loan costs	60	20	104
Stock-based compensation expense	5,123	3,926	4,532
Foreign currency transaction losses on short-term intercompany balances	84	2,165	2,003
Deferred income taxes	(861)	(1,112)	1,566
Other loss from sale of assets	22	1,191	57
Changes in operating assets and liabilities, net of business acquisitions:
Restricted cash	1	5	4
Billed receivables	(3,339)	4,331	(6,351)
Unbilled receivables	(509)	1,305	7,278
Prepaid expenses and other current assets	(1,506)	705	1,575
Other assets	(65)	—	5
Accounts payable and accrued expenses	1,218	(1,949)	(3,432)
Accrued payroll and related expenses	2,606	(3,595)	536
Refund liabilities	67	2,389	(1,297)
Deferred revenue	(5)	(784)	720
Noncurrent compensation obligations	—	—	414
Other long-term liabilities	(562)	272	112
Net cash provided by operating activities	10,118	13,453	10,047
Cash flows from investing activities:
Business acquisition, net of cash acquired	(3,669)	(520)	—
Business divestiture	—	783	1,100
Purchases of property and equipment, net of disposal proceeds	(5,887)	(4,482)	(4,709)
Net cash used in investing activities	(9,556)	(4,219)	(3,609)
Cash flows from financing activities:
Payments for deferred loan costs	—	(100)	(104)
Payments of deferred acquisition consideration	—	—	(2,208)
Proceeds from term loan	3,600	—	—
Repurchase of common stock	(3,772)	(18,071)	(22,685)
Restricted stock repurchased from employees for withholding taxes	(218)	(312)	(568)
Proceeds from option exercises	326	91	2,823
Net cash used in financing activities	(64)	(18,392)	(22,742)
Effect of exchange rates on cash and cash equivalents	103	(1,455)	(1,661)
Net increase (decrease) in cash and cash equivalents	601	(10,613)	(17,965)
Cash and cash equivalents at beginning of period	15,122	25,735	43,700
Cash and cash equivalents at end of period	$15,723	$15,122	$25,735

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$60	$63	$132
Cash paid during the period for income taxes, net of refunds received	$1,407	$1,085	$3,892
See accompanying Notes to Consolidated Financial Statements.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BASIS OF PRESENTATION
(a) Description of Business and Basis of Presentation
Description of Business
The principal business of PRGX Global, Inc. and subsidiaries is providing recovery audit services to large businesses and government agencies having numerous payment transactions. PRGX also provides services adjacent to recovery audit services, including supplier information management ("SIM"), data transformation, spend analytics and associated advisory services, to a similar client base. These businesses include, but are not limited to:

•	retailers such as discount, department, specialty, grocery and drug stores, and wholesalers who sell to these retailers;

•	business enterprises other than retailers such as manufacturers, financial services firms, pharmaceutical companies, and resource companies such as oil and gas companies; and

•	federal and state government agencies.
Except as otherwise indicated or unless the context otherwise requires, “PRGX,” “we,” “us,” “our” and the “Company” refer to PRGX Global, Inc. and its subsidiaries. PRGX currently provides services to clients in over 30 countries across a multitude of industries.
Basis of Presentation
During the fourth quarter of 2015 we discontinued the Healthcare Claims Recovery Audit ("HCRA") business. The results of our continuing and discontinued operations for the years ended December 31, 2016, 2015 and 2014 are presented in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations.
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
The $15.7 million in cash and cash equivalents as of December 31, 2016 includes $4.1 million held in the U.S., $1.9 million held in Canada, and $9.7 million held in other foreign jurisdictions, primarily in the United Kingdom, Australia, New Zealand, Mexico and Brazil. Our cash and cash equivalents included short-term investments of approximately $2.2 million as of December 31, 2016 and $4.5 million as of December 31, 2015, of which approximately $2.2 million and $3.2 million, respectively, were held at banks outside of the United States, primarily in Brazil and Canada.
(d) Fair Value of Financial Instruments
We state cash equivalents at cost, which approximates fair market value. The carrying values for receivables from clients, unbilled receivables, accounts payable, deferred revenue and other accrued liabilities reasonably approximate fair market value due to the nature of the financial instrument and the short term maturity of these items.
We record bank debt, if any, as of the period end date based on the effective borrowing rate and repayment terms when originated. As of December 31, 2016, we had $3.6 million in bank debt outstanding, and we had no bank debt outstanding as of December 31, 2015. We believe the carrying value of the bank debt approximates its fair value. We considered the factors used in determining the fair value of this debt to be Level 3 inputs (significant unobservable inputs).
We had $4.0 million of business acquisition obligations as of December 31, 2016, and no such obligation as of December 31, 2015. Our business acquisition obligations represent the fair value of deferred consideration and earn-out payments estimated to be due as of the date for which we recorded these amounts. We determine the preliminary estimated fair values based on our projections of future revenue and profits or other factors used in the calculation of the ultimate payment to be made. The discount rate that we use to value the liability is based on specific business risk, cost of capital, and other factors. We consider these factors to be Level 3 inputs (significant unobservable inputs).
We state certain assets at fair value on a nonrecurring basis as required by accounting principles generally accepted in the United States of America. Generally, these assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(e) Property and Equipment
We report property and equipment at cost or estimated fair value at acquisition date and depreciate them over their estimated useful lives using the straight-line method. Our useful lives for fixed assets are three years for computer laptops, four years for desktops, five years for IT server, storage and network equipment, five years for furniture and fixtures and three years for purchased software. We amortize leasehold improvements using the straight-line method over the shorter of the lease term or ten years. Depreciation expense from continuing operations was $5.0 million in 2016, $5.3 million in 2015 and $6.0 million in 2014.
We review the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, we will recognize an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset. No impairment charges were necessary in the three years ended December 31, 2016.
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
We consider software development activities to be research and development costs and expense them as incurred. However, we capitalize the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed or that will be used in our operations beginning when technological feasibility has been established. Research and development costs from continuing operations, including the amortization of amounts previously capitalized, were $3.5 million in 2016, $3.0 million in 2015 and $3.1 million in 2014.
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
We are not required to calculate the fair value of our reporting units that hold goodwill unless we determine that it is more likely than not that the fair value of these reporting units is less than their carrying values. In this analysis, we consider a number of factors, including changes in our legal, business and regulatory climates, changes in competition or key personnel, macroeconomic factors impacting our company or our clients, our recent financial performance and expectations of future performance and other pertinent factors. Based on these analyses, we determined that it was not necessary for us to perform the two-step process. We last used independent business valuation professionals to estimate fair value in the fourth quarter of 2010 and determined that fair value exceeded carrying value for all relevant reporting units. No impairment charges were necessary based on our internal assessments in the three years ended December 31, 2016.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We estimate the fair value of all time-vested options as of the date of grant using the Black-Scholes option valuation model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected stock price volatility, which we calculate based on the historical volatility of our common stock. We use a risk-free interest rate, based on the U.S. Treasury instruments in effect at the time of the grant, for the period comparable to the expected term of the option. We use the “simplified” method in estimating the expected term of options as we have concluded that our historical share option exercise experience is a less than reasonable basis upon which to estimate the expected term for our grants.
We estimate the fair value of nonvested stock awards (restricted stock and restricted stock units) as being equal to the market value of the common stock on the date of the award. We classify our share-based payments as either liability-classified awards or as equity-classified awards. We remeasure liability-classified awards to fair value at each balance sheet date until the award is settled. We measure equity-classified awards at their grant date fair value and do not subsequently remeasure them. We have classified our share-based payments which are settled in our common stock as equity-classified awards and our share-based payments that are settled in cash as liability-classified awards. Compensation costs related to equity-classified awards generally are equal to the fair value of the award at grant-date amortized over the vesting period of the award. The liability for liability-classified awards generally is equal to the fair value of the award as of the balance sheet date multiplied by the percentage vested at the time. We record the change in the liability amount from one balance sheet date to another to compensation expense.
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
(o) Reclassification of Prior Year Balance Sheet
Certain reclassifications have been made in the prior year in order to conform to the current year presentation.
(p) New Accounting Standards
A summary of the new accounting standards issued by the Financial Accounting Standards Board (“FASB”) and included in the Accounting Standards Codification (“ASC”) that apply to us is set forth below.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FASB ASC Update No. 2016-09 - In March 2016, the FASB issued Accounting Standards Update 2016-09, Stock Compensation (Topic 718). The standard requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The standard also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the standard allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The standard became effective for the Company beginning January 1, 2017. The Company does not believe that the adoption of this standard will have a material effect on its consolidated results of operations, financial condition, cash flows, and financial statement disclosures.
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
In May 2014, the FASB issued an accounting standards update with new guidance on recognizing revenue from contracts with customers.  The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services.  Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016.  We have substantially completed our evaluation of significant contracts and are currently assessing the impact of adopting the standards update on our consolidated financial statements. We will continue our evaluation of the standards update through the date of adoption.
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
Adjacent Services represents data transformation, spend analytics, PRGX OPTIX and SIM services, and associated advisory services.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued operations information for the years ended December 31, 2016, 2015 and 2014 (in thousands) is as follows:

Results of Discontinued Operations (in thousands)	Years Ended December 31,
	2016	2015	2014
Revenue, net	(14)	1,266	2,640
Cost of sales	1,112	4,743	5,069
Selling, general and administrative expense	184	1,253	2,207
Depreciation and amortization	14	35	191
Pretax loss from discontinued operations	(1,324)	(4,765)	(4,827)
Income tax expense	—	—	—
Net loss from discontinued operations	(1,324)	(4,765)	(4,827)

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Segment information for the years ended December 31, 2016, 2015 and 2014 (in thousands) is as follows:

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2016
Revenue, net	$99,861	$37,335	$3,648	$—	$140,844

Net income from continuing operations					$2,229
Income tax expense					1,242
Interest income, net					(153)
EBIT	$25,476	$6,455	$(4,617)	$(23,996)	3,318
Depreciation of property and equipment	3,750	529	754	—	5,033
Amortization of intangible assets	1,477	—	355	—	1,832
EBITDA	30,703	6,984	(3,508)	(23,996)	10,183
Foreign currency transaction (gains) losses on short-term intercompany balances	31	107	17	(71)	84
Transformation severance and related expenses	517	312	258	242	1,329
Other income	—	—	(121)	—	(121)
Stock-based compensation	—	—	—	5,123	5,123
Adjusted EBITDA	$31,251	$7,403	$(3,354)	$(18,702)	$16,598

Capital expenditures	$4,393	$600	$894	$—	5,887

Allocated assets	$47,690	$14,813	$10,532	$—	$73,035

Unallocated assets:
Cash and cash equivalents	—	—	—	15,723	15,723
Restricted cash	—	—	—	47	47
Deferred income taxes	—	—	—	2,269	2,269
Prepaid expenses and other assets	—	—	—	800	800
Discontinued operations	—	—	—	1,600	1,600
Total assets	$47,690	$14,813	$10,532	$20,439	$93,474

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2015
Revenue, net	$97,009	$36,264	$5,029	$—	$138,302

Net income from continuing operations					$1,539
Income tax expense					369
Interest income, net					(190)
EBIT	$22,539	$2,573	$(5,131)	$(18,263)	1,718
Depreciation of property and equipment	4,036	647	634	—	5,317
Amortization of intangible assets	1,728	600	130	—	2,458
EBITDA	28,303	3,820	(4,367)	(18,263)	9,493
Foreign currency transaction (gains) losses on short-term intercompany balances	807	1,533	12	(187)	2,165
Transformation severance and related expenses	322	589	30	308	1,249
Other loss	—	—	1,191	—	1,191
Stock-based compensation	—	—	—	3,926	3,926
Adjusted EBITDA	$29,432	$5,942	$(3,134)	$(14,216)	$18,024

Capital expenditures	$3,669	$543	$270	$—	$4,482

Allocated assets	$44,588	$13,922	$1,030	$—	$59,540

Unallocated assets:
Cash and cash equivalents	—	—	—	15,122	15,122
Restricted cash	—	—	—	48	48
Deferred loan cost				80	80
Deferred income taxes	—	—	—	1,361	1,361
Prepaid expenses and other assets	—	—	—	2,465	2,465
Discontinued operations	—	—	—	1,775	1,775
Total assets	$44,588	$13,922	$1,030	$20,851	$80,391

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Corporate Support	Total
2014
Revenue, net	$106,533	$44,319	$10,700	$—	$161,552

Net loss from continuing operations					$(2,699)
Income tax expense					3,241
Interest income, net					(77)
EBIT	$21,066	$2,772	$(4,161)	$(19,212)	465
Depreciation of property and equipment	4,711	592	722	—	6,025
Amortization of intangible assets	2,002	1,195	334	—	3,531
EBITDA	27,779	4,559	(3,105)	(19,212)	10,021
Foreign currency transaction (gains) losses on short-term intercompany balances	380	1,828	—	(205)	2,003
Acquisition-related charges	—	—	249	—	249
Transformation severance and related expenses	1,348	1,285	418	589	3,640
Other loss	—	—	57		57
Stock-based compensation				4,532	4,532
Adjusted EBITDA	$29,507	$7,672	$(2,381)	$(14,296)	$20,502

Capital expenditures	$3,930	$651	$123	$—	$4,704
Allocated assets	$50,252	$18,556	$4,596	$—	$73,404
Unallocated assets:
Cash and cash equivalents	—	—	—	25,735	25,735
Restricted cash	—	—	—	53	53
Deferred income taxes	—	—	—	41	41
Prepaid expenses and other assets	—	—	—	2,729	2,729
Discontinued operations	—	—	—	820	820
Total assets	$50,252	$18,556	$4,596	$29,378	$102,782

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents revenue by country based on the location of clients served (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$80,857	$80,484	$88,859
United Kingdom	17,501	19,540	23,817
Canada	14,531	12,388	15,851
France	6,934	6,186	8,508
Australia	7,354	6,111	5,762
Mexico	4,900	4,340	4,653
Brazil	1,169	1,223	3,050
New Zealand	979	596	1,353
Spain	964	1,019	1,275
Thailand	654	933	986
Hong Kong	824	864	903
Colombia	583	610	841
Other	3,594	4,008	5,694
	$140,844	$138,302	$161,552
The following table presents long-lived assets by country based on the location of the asset (in thousands):

	December 31,
	2016	2015
United States	$34,429	$26,281
United Kingdom	2,047	2,939
All Other	1,074	1,297
	$37,550	$30,517
One client, The Kroger Co., accounted for approximately 11% of revenue from continuing operations in 2016, and no client accounted for 10% or more of revenue from continuing operations in 2015 or 2014.
(3) EARNINGS (LOSS) PER COMMON SHARE
The following tables set forth the computations of basic and diluted earnings (loss) per common share (in thousands, except per share data):

	Years Ended December 31,
Basic earnings (loss) per common share:	2016	2015	2014
Numerator:
Net income (loss) from continuing operations	$2,229	$1,539	$(2,699)
Net loss from discontinued operations	(1,324)	(4,765)	(4,827)

Denominator:
Weighted-average common shares outstanding	21,969	25,868	28,707

Basic earnings (loss) per common share from continuing operations	$0.10	$0.06	$(0.09)
Basic loss per common share from discontinued operations	$(0.06)	$(0.18)	$(0.17)

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Years Ended December 31,
Diluted earnings (loss) per common share:	2016	2015	2014
Numerator:
Net income (loss) from continuing operations	$2,229	$1,539	$(2,699)
Net loss from discontinued operations	(1,324)	(4,765)	(4,827)

Denominator:
Weighted-average common shares outstanding	21,969	25,868	28,707
Incremental shares from stock-based compensation plans	47	36	—
Denominator for diluted earnings per common share	22,016	25,904	28,707

Diluted earnings (loss) per common share from continuing operations	$0.10	$0.06	$(0.09)
Diluted loss per common share from discontinued operations	$(0.06)	$(0.18)	$(0.17)
Weighted-average shares outstanding excludes antidilutive shares underlying options that totaled 2.9 million, 3.3 million, and 3.3 million shares, respectively, from the computation of diluted earnings (loss) per common share for the years ended December 31, 2016, 2015, and 2014. Weighted-average shares outstanding excludes antidilutive Performance Units issuable under the Company's 2006 Management Incentive Plan that totaled less than 0.1 million shares from the computation of diluted earnings (loss) per common share for the year ended December 31, 2014. The number of common shares we used in the basic and diluted earnings (loss) per common share computations include nonvested restricted shares of less than 0.1 million, 2.7 million, and 0.5 million for the years ended December 31, 2016, 2015, and 2014, respectively, and nonvested restricted share units that we consider to be participating securities of less than 0.1 million for the years ended December 31, 2016, 2015 and 2014.

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
Goodwill by reportable segments during 2016 and 2015 was as follows (in thousands):

	Recovery Audit Services – Americas	Recovery Audit Services – Europe/Asia- Pacific	Adjacent Services	Total
Balance, January 1, 2015	$12,177	$859	$—	$13,036
Goodwill disposed in connection with business divestiture	(1,422)	—	—	(1,422)
Goodwill recorded in connection with business combinations	—	—	242	242
Foreign currency translation	—	(46)	—	(46)
Balance, December 31, 2015	10,755	813	242	11,810
Goodwill disposed in connection with business divestiture	—	—	—	—
Goodwill recorded in connection with business combinations	—	—	2,146	2,146
Foreign currency translation	—	(133)	—	(133)
Balance, December 31, 2016	$10,755	$680	$2,388	$13,823
During 2016, we recorded goodwill of $2.1 million in our Adjacent Services segment in conjunction with our October 31, 2016 acquisition of Lavante. Lavante is a SaaS-based SIM and recovery audit services firm, based in San Jose, California. Lavante’s assets consist primarily of its proprietary software applications and customer contracts.
During 2015, we recorded goodwill of $0.2 million in our Adjacent Services segment relating to the acquisition of the SIM business from Global Edge.
In October 2014, we divested certain previously acquired assets within our Adjacent Services segment that were related to our Chicago, Illinois-based consulting business (see Note 12 below). The goodwill from the 2010 purchase of TJG Holdings LLC was disposed of as a result of this divestiture. During August 2015, we divested certain assets from a document service offering within our Recovery Audit Services - Americas segment and disposed of $(1.4) million of associated goodwill.
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
Amortization expense relating to intangible assets was $1.8 million in 2016, $2.5 million in 2015 and $3.5 million in 2014. As of December 31, 2016 and based on our current amortization methods, we project amortization expense relating to intangible assets for the next five years will be $2.8 million in 2017, $2.6 million in 2018, $2.5 million in 2019, $2.2 million in 2020 and $0.8 million in 2021. We generally use accelerated amortization methods for customer relationships and trade names, and straight-line amortization for non-compete agreements and trademarks.
Changes in noncurrent intangible assets during 2016 and 2015 were as follows (in thousands):

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Customer Relationships	Trademarks	Non- compete Agreements	Software	Trade Names	Total
Gross carrying amount:
Balance, January 1, 2015	$38,496	$1,059	$1,657	$—	$2,200	$43,412
Disposition of SDS assets	(291)	(101)	(126)	—	—	(518)
FX adjustments and other	(421)	(27)	(54)	—	—	(502)
Balance, December 31, 2015	37,784	931	1,477	—	2,200	42,392
Acquisition of Lavante assets	—	—	—	5,901	277	6,178
FX adjustments and other	(1,211)	(78)	(155)	—	—	(1,444)
Balance, December 31, 2016	$36,573	$853	$1,322	$5,901	$2,477	$47,126
Accumulated amortization:
Balance, January 1, 2015	$(29,496)	$(869)	$(1,408)	$—	$(2,200)	$(33,973)
Amortization expense	(2,211)	(125)	(122)	—	—	(2,458)
Disposition of SDS assets	64	87	95	—	—	246
FX adjustments and other	397	26	54	—	—	477
Balance, December 31, 2015	(31,246)	(881)	(1,381)	—	(2,200)	(35,708)
Amortization expense	(1,414)	(50)	(96)	(272)	—	(1,832)
FX adjustments and other	1,179	78	155	—	—	1,412
Balance, December 31, 2016	$(31,481)	$(853)	$(1,322)	$(272)	$(2,200)	$(36,128)
Net carrying amount:
Balance, December 31, 2015	$6,538	$50	$96	$—	$—	$6,684
Balance, December 31, 2016	$5,092	$—	$—	$5,629	$277	$10,998
Estimated useful life (years)	6-20 years	6 years	1-5 years	4 years	4-5 years

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
On December 23, 2014, we entered into an amendment of the SunTrust credit facility that reduced the committed revolving credit facility from $25.0 million to $20.0 million. The credit facility bears interest at a rate per annum comprised of a specified index rate based on one-month LIBOR, plus an applicable margin (1.75% per annum). The index rate is determined as of the first business day of each calendar month with the provision of a fixed applicable margin of 1.75% per the amendment of the SunTrust credit facility. The credit facility includes two financial covenants (a maximum leverage ratio and a minimum fixed charge coverage ratio) that apply only if we have borrowings under the credit facility that arise or remain outstanding during the final 30 calendar days of any fiscal quarter. These financial covenants also will be tested, on a modified pro forma basis, in connection with each new borrowing under the credit facility. This amendment also extended the scheduled maturity of the revolving credit facility to December 23, 2017 and lowered the commitment fee to 0.25% per annum, payable quarterly, on the unused portion of the revolving credit facility. The weighted-average interest rate for the commitment fee due on the revolving credit facility was 0.25% in 2016 and 2015.

On December 21, 2016, we entered into an amendment of the SunTrust credit facility in order to clarify certain definitions and other terms of the facility.

On October 31, 2016 the Company borrowed $3.6 million from its credit facility to finance the acquisition of Lavante, Inc. On February 27, 2017 the Company borrowed $10.0 million from its credit facility to finance the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC and Cost & Compliance Associates Limited. Total borrowings for the Company as of March 15, 2017 are $13.6 million.
The Company was in compliance with the covenants in its SunTrust credit facility as of December 31, 2016.
Future Minimum Payments
As of December 31, 2016, there was $3.6 million in debt that will come due in 2017. There were no future minimum principal payments of debt as of December 31, 2015.
(6) LEASE COMMITMENTS
PRGX is committed under noncancelable lease arrangements for facilities and equipment. Rent expense, excluding costs associated with the termination of noncancelable lease arrangements, was $3.9 million in 2016, $4.6 million in 2015 and $6.0 million in 2014.
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future minimum lease payments under noncancelable operating leases including the amended lease for our principal executive offices, are as follows (in thousands):

Year Ending December 31,	Gross	Sublease Income	Amount
2017	$3,333	$(67)	$3,266
2018	2,456	(69)	2,387
2019	2,046	(72)	1,974
2020	1,788	(74)	1,714
2021	1,442	(77)	1,365
Thereafter	12	—	12
Total payments	$11,077	$(359)	$10,718
(7) INCOME TAXES
Income (loss) before income taxes from continuing operations relate to the following jurisdictions (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(5,306)	$(244)	$(3,369)
Foreign	8,777	2,152	3,911
	$3,471	$1,908	$542

The provision for income taxes for continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	—	(13)	(11)
Foreign	2,103	1,494	1,686
	2,103	1,481	1,675
Deferred:
Federal	—	—	—
State	—	—	—
Foreign	(861)	(1,112)	1,566
	(861)	(1,112)	1,566
Total	$1,242	$369	$3,241

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The significant differences between the U.S. federal statutory tax rate of 34% and the Company’s effective income tax expense for earnings (in thousands) are as follows:

	Years Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	$1,180	$649	$184
State income taxes, net of federal effect	(173)	(240)	(189)
Deferred tax true-up	(4,103)	8,078	—
Change in deferred tax asset valuation allowance	4,877	(6,729)	2,094
Foreign taxes in excess of U.S. statutory rate	(712)	(223)	714
Compensation deduction limitation	113	(1,201)	381
Other, net	60	35	57
Total	$1,242	$369	$3,241
The reconciliations shown above reflect changes to prior period schedules as a result of the reporting of discontinued operations for those periods. Additionally, it has been determined that permanent adjustments for compensation deduction limitations were inappropriately applied in 2014. This correction is reflected as a credit in the rate reconciliation for 2015. There was an offsetting increase in the valuation allowance for the 2015 deduction recorded.
The tax effects of temporary differences and carry-forwards that give rise to deferred tax assets and liabilities consist of the following (in thousands):

	Years Ended December 31,
	2016	2015
Deferred income tax assets:
Accounts payable and accrued expenses	$737	$954
Accrued payroll and related expenses	3,062	1,713
Stock-based compensation expense	3,531	2,668
Depreciation of property and equipment	2,579	3,061
Capitalized software	—	94
Non-compete agreements	—	—
Unbilled receivables and refund liabilities	2,216	2,029
Operating loss carry-forwards of foreign subsidiary	10,907	3,275
Federal operating loss carry-forwards	33,087	31,884
State operating loss carry-forwards	3,919	4,038
Other	1,181	883
Gross deferred tax assets	61,219	50,599
Less valuation allowance	50,114	45,565
Gross deferred tax assets net of valuation allowance	11,105	5,034
Deferred income tax liabilities:
Intangible assets	2,299	2,775
Capitalized software	1,928	—
Other	4,609	898
Gross deferred tax liabilities	8,836	3,673
Net deferred tax assets	$2,269	$1,361
During 2016, the Company recorded deferred tax assets and liabilities associated with foreign jurisdictions where branch operations are conducted. The deferred tax impacts were generally offset by changes to the Company's valuation allowance and have been reflected in the 2016 year end balances noted above.

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
Our reported effective tax rates on income approximated 35.8% in 2016, 19.3% in 2015, and 598.0% in 2014. Reported income tax expense in each year primarily results from taxes on the income of foreign subsidiaries. The effective tax rates generally differ from the expected tax rate primarily due to the Company’s deferred tax asset valuation allowance on the domestic earnings and taxes on income of foreign subsidiaries.
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
Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. Cumulative tax losses in recent years are the most compelling form of negative evidence considered by management in this determination. As of December 31, 2015, management determined that based on all available evidence, a valuation allowance was required for all U.S. deferred tax assets due to losses incurred for income tax reporting purposes for the past several years. We recorded a valuation allowance of $50.1 million as of December 31, 2016, representing a change of $4.5 million from the valuation allowance of $45.6 million recorded as of December 31, 2015.
In 2015, management determined that a valuation allowance was no longer required against the deferred tax assets of one of its foreign subsidiaries. As of December 31, 2015, we had gross deferred tax assets of $1.5 million relating to this subsidiary. The benefit of these deferred tax assets is reflected as a credit to tax expense of $1.5 million during the year ended December 31, 2015.
In 2016, management determined that a valuation allowance was no longer required against the deferred tax assets of certain of its foreign subsidiaries. As of December 31, 2016, we had gross deferred tax assets of $8.4 million relating to those foreign subsidiaries. The benefit of these deferred tax assets is reflected as a credit of $1.7 million to tax expense during the year ended December 31, 2016.
As of December 31, 2016, we had approximately $94.5 million of U.S. federal loss carry-forwards available to reduce future U.S. federal taxable income. The U.S. federal loss carry-forwards expire through 2035. As of December 31, 2016, we had approximately $135.1 million of state loss carry-forwards available to reduce future state taxable income. The state loss carry-forwards expire to varying degrees between 2021 and 2036 and are subject to certain limitations. The state loss carry-forwards at December 31, 2016, reflect adjustments for prior period write-downs associated with ownership changes for state tax purposes.
Generally, we have not provided deferred taxes on the undistributed earnings of international subsidiaries as we consider these earnings to be permanently reinvested. As it relates to the earnings of our Canadian and Brazilian subsidiaries, we assert that we are not permanently reinvested. We provided additional deferred taxes of $0.2 million in 2016, $0.3 million in 2015, and $0.2 million in 2014 representing the estimated withholding tax liability due if such amounts are repatriated. We did not provide additional incremental U.S. income tax expense on these amounts as the Canadian subsidiary is classified as a branch for U.S. income tax purposes and our Brazilian subsidiary did not have undistributed earnings during the year.
On March 17, 2006, the Company experienced an ownership change as defined under Section 382 of the Internal Revenue Code (“IRC”). This ownership change resulted in an annual IRC Section 382 limitation that limits the use of certain tax attribute carry-forwards and also resulted in the write-off of certain deferred tax assets and the related valuation allowances that the Company recorded in 2006. Of the $94.5 million of U.S. federal loss carry-forwards available to the Company, $13.5 million of the loss carry-forwards are subject to an annual usage limitation of $1.4 million. The Company has reviewed subsequent potential ownership changes as defined under IRC Section 382 and has determined that on August 4, 2008, the Company experienced an additional ownership change. This subsequent ownership change did not decrease the original limitation nor did it impact the Company’s financial position, results of operations, or cash flows. The Company believes that there has been an ownership change as defined under IRC Section 382 in the fourth quarter of 2016. The Company is currently assessing what impact this ownership change may have on our ability to utilize the reported net operating losses and related deferred tax assets in future periods.

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
A reconciliation of our beginning and ending amount of unrecognized tax benefits and related accrued interest thereon is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties
Balance at January 1, 2014	$724	$260
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	33
Decrease based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	$(47)	$(73)
Balance at December 31, 2014	$677	$220
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	24
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(142)	(42)
Balance at December 31, 2015	$535	$202
Additions based on tax positions related to the current year	—	—
Additions based on tax positions related to the prior years	—	11
Decreases based on payments made during the year	—	—
Decreases based on tax positions related to the prior years	(38)	(59)
Balance at December 31, 2016	$497	$154
Due to the complexity of the tax rules underlying these unrecognized tax benefits, and the unclear timing of tax audits, tax agency determinations, and other events, we cannot establish reasonably reliable estimates for the periods in which the cash settlement of these liabilities will occur.
We file U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. As of December 31, 2016, the 2013 through 2015 tax years generally remain subject to examination by federal and most state and foreign tax authorities. The use of net operating losses generated in tax years prior to 2013 may also subject returns for those years to examination.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(8) EMPLOYEE BENEFIT PLANS
We maintain a defined contribution retirement plan (the "Plan") in accordance with Section 401(k) of the Internal Revenue Code, which allows eligible participating employees to defer receipt of up to 50% of their annual compensation and contribute such amount to one or more investment funds. We match employee contributions in a discretionary amount to be determined by management and approved by the Board of Directors each plan year up to the lesser of 6% of an employee’s annual compensation or $3,000 per participant. We also may make additional discretionary contributions to the Plan as determined by management and approved by the Board of Directors each plan year. Company matching funds and discretionary contributions vest 100% after three years of service for participants who either had attained three or more years of service or were hired on or after January 1, 2012. For all other participants, company matching funds and discretionary contributions vest at the rate of 20% after two years of service and 100% after three years of service. We amended the Plan in 2013 to add Roth 401(k) plan features that allow participating employees to make post-tax contributions in addition to, or in lieu of, the pre-tax contributions allowed under the Plan. Company matching funds are made on a pre-tax basis for both pre-tax and post-tax employee contributions, and are subject to the above limitations based on the aggregate pre-tax and post-tax contribution by the participant. The Company contributed to the Plan approximately $0.8 million in 2016, $0.8 million in 2015, and $1.0 million in 2014.
(9) CAPITAL STRUCTURE
Effective July 31, 2000, the Board of Directors amended the Company’s Articles of Incorporation to establish a new series of stock, which is designated as participating preferred stock. The Company’s remaining, undesignated preferred stock may be issued at any time or from time to time in one or more series with such designations, powers, preferences, rights, qualifications, limitations and restrictions (including dividend, conversion and voting rights) as may be determined by the Board of Directors, without any further votes or action by the shareholders. As of December 31, 2016 and 2015, the Company had no preferred stock outstanding.
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
On February 21, 2014, our Board of Directors authorized a stock repurchase program under which we could repurchase up to $10.0 million of our common stock from time to time through March 31, 2015. On March 25, 2014, our Board of Directors authorized a $10.0 million increase to the stock repurchase program, bringing the total amount of its common stock that the Company could repurchase under the program to $20.0 million. On October 24, 2014, our Board of Directors authorized a $20.0 million increase to the stock repurchase program, increasing the total share repurchase program to $40.0 million, and extended the duration of the program to December 31, 2015. In October 2015, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $50.0 million, and extended the duration of the program to December 31, 2016. In December 2016, our Board of Directors authorized an additional $10.0 million increase to the stock repurchase program, increasing the total share repurchase program to $60.0 million, and extended the duration of the program to December 31, 2017. We repurchased 0.9 million shares of our common stock during the year ended December 31, 2016 for $3.8 million. We repurchased 4.1 million shares of our common stock during the year ended December 31, 2015 for $18.1 million.
Pursuant to exercises of outstanding stock options, we issued 90,496 shares of our common stock having a value of $0.3 million in the year ended December 31, 2016 and 29,128 shares of our common stock having a value of less than $0.1 million in the year ended December 31, 2015.

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
(11) STOCK-BASED COMPENSATION
During 2016, the Company currently had two shareholder-approved stock-based compensation plans under which equity awards have been granted: (1) the 2006 Management Incentive Plan (“2006 MIP”); and (2) the 2008 Equity Incentive Plan (“2008 EIP”) (collectively, the “Plans”). The Company generally issues authorized but previously unissued shares to satisfy stock option exercises, grants of restricted stock awards and vesting of restricted stock units and settlements of 2006 MIP Performance Units.
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
An amendment to the 2008 EIP was adopted by the Company's Board of Directors in April 2014 and approved at the Company’s annual meeting of shareholders held on June 24, 2014. This amendment increased the number of shares reserved for issuance under the 2008 EIP by 3,000,000 shares to a total of 10,600,000 shares. Any shares issued in connection with an award against this 3,000,000 share pool will count against the available pool of shares on a one-to-one basis. As of December 31, 2016, there were approximately 0.6 million shares available for future grants under the 2008 EIP.
Stock options granted under the 2008 EIP generally vest in equal annual increments over the vesting period, which typically is three years for employees and one year for directors. The following table summarizes stock option grants during the years ended December 31, 2016, 2015, and 2014:

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Grantee Type	# of Options Granted	Vesting Period	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
2016
Director group(1)	195,417	1 year or less	$5.01	$2.71
Director group(2)	35,000	3 years	$4.80	$2.66
Employee inducement (3)(4)	232,500	3 years	$4.61	$2.60

2015
Director group	249,273	1 year or less	$4.49	$2.44
Employee group	17,092	3 years	$3.99	$1.33
Employee inducement (5)	135,000	3 years	$5.51	$1.42

2014
Director group	51,276	1 year or less	$6.45	$1.89
Employee group(6)	1,480,000	3 years	$6.99	$1.81
Employee inducement (7)	270,000	3 years	$6.64	$1.71

(1)	Includes 20,417 non-qualified stock options granted to one director in connection with the director joining the Company's board of directors.

(2)	The Company granted non-qualified stock options to one director in connection with the director joining the Company's board of directors.

(3)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first nine months of 2016 in connection with an employee joining the Company.

(4)	The Company granted non-qualified stock options outside its existing stock-based compensation plans in connection with the closing of the Lavante acquisition.

(5)
The Company granted non-qualified stock options outside its existing stock-based compensation plans in the first nine months of 2015 to three employees in connection with the employees joining the Company.

(6)
The weighted average exercise price for these options is calculated based on an exercise price of $6.36 for the options that vest on June 27, 2015, $6.99 for the options that vest on June 27, 2016 and $7.63 for the options that vest on June 27, 2017.

(7)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes nonvested stock awards granted during the years ended December 31, 2016, 2015 and 2014:

Grantee Type	# of Stock Awards Granted	Vesting Period	Weighted Average Grant Date Fair Value
2016
Employee group (1)	1,250,750	2 years	$4.88
Employee inducement (2)	100,000	3 years	$4.94

2015
Director group	4,273	1 year or less	$4.02
Director group	17,092	3 years	$3.99
Employee group(3)	2,493,333	2 years	$3.99
Employee inducement (4)	10,000	3 years	$5.29

2014
Director group	51,276	1 year or less	$6.45
Employee group	120,000	3 years	$6.36
Employee inducement (5)	70,000	3 years	$6.04

(1)	The Company granted nonvested performance-based stock awards (restricted stock units) in the first six months of 2016 to five executive officers, and certain other key employees.

(2)
The Company granted nonvested performance-based stock awards (restricted stock units) outside its existing stock-based compensation plans in the second and third quarters of 2016 to three employees in connection with the employees joining the Company.

(3)
The Company granted nonvested performance-based stock awards (restricted stock units) in the first quarter of 2015 to eight executive officers totaling 1,325,000 units. During the third and fourth quarters of 2015, the Company issued 1,168,333 units to key employees.

(4)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the first quarter of 2015 to two employees in connection with the employees joining the Company.

(5)
The Company granted nonvested stock awards (restricted stock) outside its existing stock-based compensation plans in the third quarter of 2014 to two executives in connection with the executives joining the Company.

Performance-Based Restricted Stock Units

On August 3, 2016, a senior leader of the Company was granted 10,000 performance-based restricted stock units ("PBUs") outside of the existing stock-based compensation plan as an inducement for employment. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 43% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 57% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the HCRA business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).

On June 27, 2016, certain employees of the Company were granted 641,750 PBUs under the 2008 EIP. Upon vesting, the PBUs will be settled by the issuance of Company common stock equal to 40% of the number of PBUs being settled and the payment of cash in an amount equal to the fair market value of that number of shares of common stock equal to 60% of the number of PBUs being settled. The PBUs vest and become payable based on revenue and the cumulative adjusted EBITDA that the Company (excluding the Healthcare Claims Recovery Audit business) achieves for the two-year performance period ending December 31, 2017. At the threshold performance level, 35% of the PBUs will become vested and payable; at the target performance level, 100% of the PBUs will become vested and payable; and at the maximum performance level, 150% of the PBUs will become vested and payable. If performance falls between the stated performance levels, the percentage of PBUs that shall become vested and payable will be based on straight line interpolation between such stated performance levels (although the PBUs may not become vested and payable for more than 150% of the PBUs and no PBUs shall become vested and payable if performance does not equal or exceed the threshold performance level).

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

The following table summarizes the PBUs granted during the years ended December 31, 2016 and 2015:

	Total PBUs Granted	PBUs Settled in Common Stock (1)	PBUs Settled in Cash (2)
2016	1,350,750	560,670	790,080
2015	2,493,333	954,583	1,538,750

(1)	Represents the number of PBUs to be settled in common stock at the target performance level.

(2)	Represents the number of PBUs to be settled in cash at the target performance level.

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

During 2016, the PBUs that were granted in 2016 were expensed at the target performance level based on management's estimates.

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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of option activity as of December 31, 2016, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price (Per Share)	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($ 000’s)
Outstanding at January 1, 2016	3,337,784	$6.36	4.76 years	$70
Granted	462,917	4.80
Exercised	(90,496)	3.37		$144
Forfeited	(271,537)	6.15
Expired	(18,283)	2.82
Outstanding at December 31, 2016	3,420,385	$6.26	4.30 years	$1,204
Exercisable at December 31, 2016	2,357,784	$6.28	3.76 years	$670

The weighted-average grant date fair value of options granted was $2.66 per share in 2016, $2.32 per share in 2015 and $1.80 per share in 2014. The total intrinsic value of options exercised was $144 thousand in 2016, $40.0 thousand in 2015 and $1.7 million in 2014.

For time-vested option grants that resulted in compensation expense recognition, we used the following assumptions in our Black-Scholes valuation models:

Years Ended December 31,
	2016	2015	2014
Risk-free interest rates	0.58% - 1.20%	0.80% - 1.59%	0.88% - 1.79%
Dividend yields	—%	—%	—%
Volatility factor of expected market price	.391 - .779	.323 - .733	.370 - .390
Weighted-average expected term of option	1.3 - 4.5 years	3.1 - 5 years	3.5 - 4.5 years
Forfeiture rate	—%	—%	—%

A summary of nonvested stock awards (restricted stock and restricted stock units) activity as of December 31, 2016 and changes during the year then ended is presented below:

Nonvested Stock	Shares	Weighted Average Grant Date Fair Value (Per Share)
Nonvested at January 1, 2016	2,822,042	$4.30
Granted	1,550,750	4.86
Vested	(305,572)	6.26
Forfeited	(174,170)	4.32
Nonvested at December 31, 2016	3,893,050	$4.37
The weighted-average grant date fair value of nonvested stock awards (restricted stock and restricted stock units) granted was $4.86 per share in 2016, $4.00 per share in 2015 and $6.29 per share in 2014. The total vest date fair value of stock awards vested during the year was $0.7 million in 2016, $1.2 million in 2015 and $2.3 million in 2014.

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
During the year ended December 31, 2015, an aggregate of 16,530 Performance Units were settled, which resulted in the issuance of 9,918 shares of common stock and cash payments totaling less than $0.1 million. During the year ended December 31, 2014, an aggregate of 27,546 Performance Units were settled, which resulted in the issuance of 16,526 shares of common stock and cash payments totaling $0.1 million. Since the June 19, 2012 grant date to December 31, 2014, an aggregate of 137,740 Performance Units were settled by three current executive officers and three former executive officers, and 16,524 Performance Units were forfeited by one former executive officer. Such settlements resulted in the issuance of 79,356 shares of common stock and cash payments totaling $0.3 million. As of December 31, 2016, no Performance Units were outstanding. There was no settlement of Performance Units during 2016.
We recognized compensation expense of $0.0 in 2016, less than $0.1 million in 2015 and $0.2 million in 2014 related to these 2006 MIP Performance Unit awards. We determined the amount of compensation expense recognized on the assumption that none of the Performance Unit awards would be forfeited and recorded actual forfeitures as incurred. The 2006 MIP terminated in April 2016.
Stock-based compensation charges aggregated $5.1 million in 2016, $3.9 million in 2015, and $4.5 million in 2014. We include these charges in “Selling, general and administrative expenses” in the accompanying Consolidated Statements of Operations. At December 31, 2016, there was $5.8 million of unrecognized stock-based compensation expense related to stock options, restricted stock awards, restricted stock unit awards, and Performance Unit awards which we expect to recognize over a weighted-average period of 1.2 years.
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
Etesius Limited
In February 2010, the Company’s U.K. subsidiary acquired all the issued and outstanding capital stock of Etesius Limited (“Etesius”), a privately-held European provider of purchasing and payables technologies and spend analytics based in Chelmsford, United Kingdom. We have included the results of operations of Etesius in our Adjacent Services segment results of operations since the acquisition date as we acquired Etesius with the intention of expanding our capabilities in this segment.
The financial terms of the Etesius share purchase agreement (“SPA”) required an initial payment to the Etesius shareholders of $2.8 million and a $0.3 million payment for obligations on behalf of Etesius shareholders which resulted in a total estimated purchase price value of approximately $3.1 million.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The SPA required deferred payments of $1.2 million over four years from the date of the SPA to certain selling shareholders who are now our employees. The SPA also provided for potential additional variable payments (“earn-out”) to these selling shareholders/employees over the same four-year period based on the financial performance of certain of the Company’s services lines, up to a maximum of $3.8 million. Because we were not obligated to make the deferred and earn-out payments upon the termination of employment of these employees under certain circumstances, we recognized these payments as compensation expense as earned. From the acquisition date to December 31, 2014, we paid $1.4 million of deferred payments and variable consideration. This amount consisted of the final $0.7 million of deferred payments paid in February 2014 and $0.2 million of variable consideration paid in August 2014. We currently estimate that we will not pay any additional variable consideration relating to these provisions resulting in no remaining amounts payable relating to this acquisition as of December 31, 2016.
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
Global Edge
In December 2015, we acquired the SIM business of Global Edge for a purchase price valued at $0.7 million. The purchase price included an initial cash payment of $0.5 million and additional variable cash consideration based on the performance of the acquired businesses over a two year period from the date of acquisition valued at $0.2 million.
Lavante
In October 2016, we acquired Lavante, a SaaS-based supplier of SIM and recovery audit services firm for a net purchase price of $3.7 million. Lavante’s assets consist primarily of its proprietary software applications.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We have recorded Lavante's assets acquired and liabilities assumed based on our preliminary estimates of their fair values at the acquisition date. The determination of the fair values of the assets acquired and liabilities assumed (and the related determination of estimated lives of depreciable and amortizable tangible and identifiable intangible assets) requires significant judgment and estimates. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of Lavante's assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as we finalize our fair value analysis. We expect to complete our fair value determinations no later than the fourth quarter of 2017. We do not currently expect our fair value determinations to change materially; however, there may be differences compared to those amounts reflected in our consolidated financial statements as of December 31, 2016 as we finalize our fair value analysis and such changes could be material.
Based on our preliminary estimates, the purchase price exceeded the aggregate estimated fair value of the acquired assets and assumed liabilities at the acquisition date by $2.1 million, which amount has been allocated and recognized as goodwill within our Adjacent Service business segment. None of the goodwill associated with the acquisition is deductible for income tax purposes and, as such, no deferred taxes have been recorded related to goodwill.
The preliminary allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed is presented below:

As of October 31, 2016
Cash and cash equivalents	$28
Account receivables	207
Other Current Assets	92
Goodwill	2,146
Intangible Assets	6,178
Fixed Assets	98
Total Assets	8,749
Accounts payable	121
Deferred revenue	370
Other current liabilities	757
Total Liabilities	1,248
Total purchase price	$3,669

Our estimates of the fair values of identifiable intangible assets are presented below:

	Fair values at October 31, 2016	Remaining useful lives (in months)
Trademarks	$163	48
Patents	114	12
Software	5,901	48
Total intangible assets	$6,178

In general, intangible assets include trade names, trademarks, copyrights, patents, customer contacts and/or relationships, developed technology (computer software), technological know-how, and brand names. When estimating the value of such assets, we consider the future income stream associated with the specific asset, taking into account the asset's estimated remaining life, average annual anticipated rate of return, and market rates of return. Often, an income approach such as a multi-period excess earnings model or distributor model will be used.

We may also consider the market price of comparable assets recently sold or the asking prices for similar assets currently for sale. This methodology involves researching the industry to determine if comparable companies pay or receive royalties for rights associated with the use of the asset. The royalty rates charged or received are then used as valuation benchmarks. The relief from royalty method is often used in the valuation of assets involving fair royalty rates (e.g., trademarks, patents, etc.).

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The cost approach analyzes the current cost to re-create or duplicate an asset minus the decrease in value due to the passage of time or obsolescence. For example, when valuing a trademark (when it is not the primary asset acquired), we calculate the costs that would have been incurred over the years in establishing consumer recognition and perception of quality, service and reliability. We also consider the legal costs incurred in registering the asset.

We are still reviewing the valuation of the Lavante acquisition, in particular the value of any potential earnout due to Lavante, the useful lives of the long-lived assets acquired from Lavante and any potential deferred tax assets or liabilities associated with the valuation.

The revenue and loss from continuing operations of Lavante from the acquisition date through December 31, 2016 are presented below and included in our consolidated statements of operations. These amounts are not necessarily indicative of the results of operations that Lavante would have realized if it had continued to operate as a stand-alone company during the period presented, primarily due to costs that are now reflected in our unallocated corporate costs and not allocated to Lavante.

From October 31, 2016 to December 31, 2016
Revenue	$383
Loss from continuing operations	$(891)

As required by ASC 805, the following unaudited pro forma statements of operations for the years ended December 31, 2016 and 2015 give effect to the Lavante acquisition as if it had been completed on January 1, 2015. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of what the operating results actually would have been during the periods presented had the Lavante acquisition been completed during the periods presented. In addition, the unaudited pro forma financial information does not purport to project future operating results. This information is preliminary in nature and subject to change based on final purchase price adjustments. The pro forma statements of operations do not reflect: (1) any anticipated synergies (or costs to achieve synergies) or (2) the impact of non-recurring items directly related to the Lavante acquisition.

	December 31, 2016	December 31, 2015
Revenue from continuing operations (pro forma)	143,198	140,994
Loss from continuing operations (pro forma)	(3,418)	(5,516)
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

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(13) QUARTERLY RESULTS (UNAUDITED)
The following tables set forth certain unaudited condensed consolidated quarterly financial data for each of the last eight quarters during our fiscal years ended December 31, 2016 and 2015. We have derived the information from unaudited Condensed Consolidated Financial Statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future period. The quarterly results are updated for continuing operations.

	2016 Quarter Ended				2015 Quarter Ended
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Revenue, net	$31,233	$35,291	$35,137	$39,183	$32,985	$36,995	$33,365	$34,957
Operating expenses:
Cost of revenue	21,646	23,431	22,367	23,855	23,167	24,111	23,507	22,384
Selling, general and administrative expenses	8,848	9,620	9,883	11,048	7,944	9,185	8,284	6,871
Depreciation of property and equipment	1,232	1,216	1,376	1,209	1,279	1,294	1,255	1,489
Amortization of intangible assets	394	395	393	650	746	754	517	441
Total operating expenses	32,120	34,662	34,019	36,762	33,136	35,344	33,563	31,185
Operating income (loss) from continuing operations	(887)	629	1,118	2,421	(151)	1,651	(198)	3,772
Foreign currency transaction (gains) losses on short-term intercompany balances	(1,007)	196	(165)	1,060	1,692	(416)	654	235
Interest expense (income), net	(29)	(12)	(14)	(98)	(42)	(53)	(8)	(87)
Other (income) loss	10	18	(168)	19	—	—	1,612	(421)
Income (loss) from continuing operations before income taxes	139	427	1,465	1,440	(1,801)	2,120	(2,456)	4,045
Income tax expense (benefit)	204	460	(685)	1,263	455	296	421	(803)
Net income (loss) from continuing operations	(65)	(33)	2,150	177	(2,256)	1,824	(2,877)	4,848

Basic earnings (loss) per common share from continuing operations (1)	$—	$—	$0.10	$0.01	$(0.09)	$0.07	$(0.11)	$0.19

Diluted earnings (loss) per common share from continuing operations (1)	$—	$—	$0.10	$0.01	$(0.09)	$0.07	$0.11	$0.19

(1)	We calculate each quarter as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
In the fourth quarter of 2016, we released a valuation allowance of $1.1 million against the net deferred tax assets of certain of our foreign subsidiaries, which reduced our income tax expense for the period.
In the fourth quarter of 2015, we released a valuation allowance of $1.5 million against the net deferred tax assets of one of our foreign subsidiaries, which reduced our income tax expense for the period.

PRGX GLOBAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(14) SUBSEQUENT EVENTS
In February 2017, we completed the acquisition of substantially all of the assets of Cost & Compliance Associates, LLC. and Cost & Compliance Associates Limited. At the closing of the transaction, we paid $10.0 million in cash, which amount is subject to a customary working capital adjustment. In addition, we may be required to pay earnout consideration in cash over a period of two years, based on the performance of the acquired businesses and our contract compliance business following closing. The aggregate consideration we may be required to pay in connection with this acquisition cannot exceed $18.0 million.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016.
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
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met. Under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with the Company’s Chief Financial Officer and Treasurer, the Company conducted an assessment of the effectiveness of internal control over financial reporting based on the framework (2013 Framework) in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting excluding the newly acquired Lavante business is effective. The Company’s internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included herein, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.
Management’s report shall not be deemed filed for purposes of Section 18 of the Exchange Act.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
PRGX Global, Inc.
Atlanta, Georgia
We have audited PRGX Global, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying “Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lavante, Inc., which was acquired on October 31, 2016, and which is included in the consolidated balance sheet of the Company as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for the year then ended. Lavante, Inc. constituted 9.6% and 12.6% of total assets and net assets, respectively, as of December 31, 2016, and 0.3% and (40.0%) of revenues and net income from continuing operations, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Lavante, Inc. because of the timing of the acquisition which was completed on October 31, 2016. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Lavante, Inc.
In our opinion, PRGX Global, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP
Atlanta, Georgia
March 16, 2017
ITEM 9B. Other Information
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
Except as set forth below, the information required by Item 10 of this Form 10-K is incorporated herein by reference to the information contained in the sections captioned “Proposal I: Election of Directors”, “Information about the Board of Directors and Committees of the Board of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of our definitive proxy statement (the “Proxy Statement”) for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).
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
Securities Authorized for Issuance Under Equity Compensation Plans
During 2016, the Company had two shareholder approved stock-based compensation plans under which equity awards have been granted: (1) the 2006 Management Incentive Plan (“2006 MIP”), and (2) the 2008 Equity Incentive Plan (“2008 EIP”).
At the annual meeting of shareholders held on August 11, 2006, the shareholders of the Company approved a proposal granting authorization to issue up to 2.1 million shares of the Company’s common stock under the 2006 MIP. At Performance Unit settlement dates (which varied), participants were paid in common stock and in cash. Participants received a number of shares of Company common stock equal to 60% of the number of Performance Units being paid out, plus a cash payment equal to 40% of the fair market value of that number of shares of common stock equal to the number of Performance Units being paid out. The 2006 MIP terminated on April 30, 2016.
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
The following table presents certain information with respect to compensation plans under which equity securities of the registrant were authorized for issuance as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2008 Equity Incentive Plan	2,867,885	6.37	627,507
Equity compensation plans not approved by security holders(1), (2), (3)	552,500	5.71	—
Total	3,420,385	$6.26	627,507

(1)
Inducement Option Grant - in connection with senior personnel joining the company in the second quarter of 2016 and in connection with certain employees joining the Company as part of the closing of the Lavante acquisition in the fourth quarter of 2016, the Company made inducement grants outside its existing stock-based compensation plans. The employees received options to purchase 232,500 shares of the common stock of the Company.

(2)
Inducement Option Grant - during the first and second quarters of 2015, in connection with senior personnel joining the Company, the Company made inducement grants outside its existing stock-based compensation plans. These employees received options to purchase 110,000 shares of the common stock of the Company.

(3)
Inducement Option Grant - during the third quarter of 2014, in connection with two executives joining the Company, the Company made inducement grants outside its existing stock-based compensation plans to the executives. The executives received options to purchase 270,000 shares of the common stock of the Company.

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

For the following consolidated financial information included herein, see Index on Page 38.
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

2.3
Asset Purchase Agreement dated October 6, 2016, by and among PRGX USA, INC., PRGX UK LTD., Cost & Compliance Associates, LLC, Cost & Compliance Associates Limited and Robert F. Donohue (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 6, 2016).

2.4
Agreement and Plan of Merger dated October 25, 2016, by and among PRGX USA, Inc., Braveheart Merger Co., Lavante, Inc., PointGuard Ventures I, L.P. and Krish Panu (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed on October 25, 2016).

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

10.26	Ninth Loan Documents Modification Agreement, entered into as of December 21, 2016, by and among the Borrowers, the Guarantors and the Lender.

10.27	PRGX Global, Inc. Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on June 30, 2014).

10.28	Form of PRGX Global, Inc. Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on June 30, 2014).

10.29	Employment Agreement between the Registrant and Victor A. Allums dated November 28, 2008 (incorporated by reference to Exhibit 10.31 to the Registrant’s Form 10-K filed on March 29, 2010).

10.30	Employment Agreement between the Registrant and Tushar Sachdev dated June 18, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 6, 2013).

10.31	Separation Agreement between the Registrant and Romil Bahl dated December 5, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 11, 2013).

+10.32	Employment Agreement between the Registrant and Ronald E. Stewart dated December 13, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2013).

+10.33	Employment Agreement between the Registrant and Michael Cochrane dated April 24, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 29, 2014).

+10.34	Separation Agreement between the Registrant and James R. Shand dated August 14, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 20, 2014).

+10.35	Separation Agreement between the Registrant and Robert B. Lee dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on September 11, 2014).

+10.36	Employment Agreement between the Registrant and Peter Limeri dated September 11, 2014 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 21, 2014).

+10.37	Separation Agreement between the Registrant and Catherine Lee dated September 25, 2015 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-Q filed on November 6, 2015).

+10.38	Separation Agreement between the Registrant and Michael W. Reene dated January 22, 2016 (incorporated by reference to Exhibit 10.1 to Registrant's Form 10-K filed on March 15, 2016).

+10.39	Separation Agreement between the Registrant and Puneet Pamnani dated April 22, 2016.

+10.40	Amendment of Employment Agreement dated April 27, 2016, by and between Ronald E. Stewart and the Company (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on April 29, 2016).

+10.41	Form of PRGX Global, Inc. Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed on April 29, 2016).

10.42
Agreement dated as of November 10, 2016 by and among PRGX Global, Inc. and Matthew A. Drapkin, Northern Right Capital Management, L.P., Northern Right Capital (QP), L.P., and BC Advisors, LLC (incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed on November 10, 2016).

14.1	Code of Ethics for Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Registrant’s Form 10-K for the year ended December 31, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2016.

31.2	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) or 15d-14(a), for the year ended December 31, 2016.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, for the year ended December 31, 2016.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
+	Designates management contract or compensatory plan or arrangement.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(In thousands)

		Additions	Deductions
Description	Balance at Beginning of Year	Charge (Credit) to Costs and Expenses	Credit to the respective receivable (1)	Balance at End of Year
2016
Allowance for doubtful accounts receivable	$930	(129)	(2)	$799
Allowance for doubtful employee advances and miscellaneous receivables	$681	2,184	(2,365)	$500
Deferred tax valuation allowance	$45,565	4,549	—	$50,114
2015
Allowance for doubtful accounts receivable	$2,243	(1,311)	(2)	$930
Allowance for doubtful employee advances and miscellaneous receivables	$692	1,294	(1,305)	$681
Deferred tax valuation allowance	$52,002	(6,437)	—	$45,565
2014
Allowance for doubtful accounts receivable	$1,996	253	(6)	$2,243
Allowance for doubtful employee advances and miscellaneous receivables	$402	1,125	(835)	$692
Deferred tax valuation allowance	$48,453	3,549	—	$52,002

-----------------------------

(1)	Write-offs net of recoveries.

ITEM 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRGX GLOBAL, INC.

By:	/s/ RONALD E. STEWART
Ronald E. Stewart
President, Chief Executive Officer, Director (Principal Executive Officer)

Date:	March 16, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD E. STEWART	President, Chief Executive Officer and Director	March 16, 2017
Ronald E. Stewart	(Principal Executive Officer)

/s/ PETER LIMERI	Chief Financial Officer and Treasurer	March 16, 2017
Peter Limeri	(Principal Financial Officer)

/s/ BRADLEY T. WHITE	Controller	March 16, 2017
Bradley T. White	(Principal Accounting Officer)

/s/ DAVID A. COLE	Director	March 16, 2017
David A. Cole

/s/ MATTHEW A. DRAPKIN	Director	March 16, 2017
Matthew A. Drapkin

/s/ WILLIAM F. KIMBLE	Director	March 16, 2017
William F. Kimble

/s/ MYLLE H. MANGUM	Director	March 16, 2017
Mylle H. Mangum

/s/ GREGORY J. OWENS	Director	March 16, 2017
Gregory J. Owens

/s/ JOSEPH E. WHITTERS	Chairman of the Board	March 16, 2017
Joseph E. Whitters